Form 10-Q
period 2014-06-30
MOODYS CORP /DE/
filed 2014-07-31
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2014
Common Stock, par value $0.01 per share	211.2 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Singapore and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

TERM	DEFINITION

CRA1	Regulation (EC) No 1060/2009 of the European Parliament and of the Council, establishing an oversight regime for the CRA industry in the EU

CRA2	Regulation (EU) No 513/2011 of the European Parliament and of the Council, which transferred direct supervisory responsibility for the registered CRA industry in the EU to ESMA

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EU Parliament	European Parliament

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

TERM	DEFINITION

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited.; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to 50.06% through the acquisition of additional shares

ICRA Gain	Gain relating to the step-acquisition of ICRA; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014.

IRS	Internal Revenue Service

IT	Information technology

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2005-1 Notes, Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes and 2013 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

TERM	DEFINITION

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

REIT	Real Estate Investment Trust

Relationship Revenue	In MIS, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MA, revenue represents subscription-based revenue and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, revenue representing the initial rating of a new debt issuance as well as other one-time fees. For MA, revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

TERM	DEFINITION

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.750% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $300 million, 5.250% senior unsecured notes due in July 2044

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$873.5	$756.0	$1,640.7	$1,487.8

Expenses
Operating	222.1	197.1	438.1	397.9
Selling, general and administrative	217.4	185.0	412.5	412.0
Depreciation and amortization	22.3	23.1	45.4	46.7

Total expenses	461.8	405.2	896.0	856.6

Operating income	411.7	350.8	744.7	631.2

Non-operating (expense) income, net
Interest income (expense), net	(26.0)	(21.7)	(49.8)	(43.7)
Other non-operating income (expense), net	(3.3)	7.7	(0.9)	16.5
ICRA Gain	102.8	—	102.8	—

Total non-operating (expense) income, net	73.5	(14.0)	52.1	(27.2)

Income before provisions for income taxes	485.2	336.8	796.8	604.0
Provision for income taxes	160.8	108.4	250.7	184.5

Net income	324.4	228.4	546.1	419.5
Less: Net income attributable to noncontrolling interests	5.2	2.9	8.9	5.6

Net income attributable to Moody’s	$319.2	$225.5	$537.2	$413.9

Earnings per share attributable to Moody’s common shareholders
Basic	$1.51	$1.01	$2.52	$1.86

Diluted	$1.48	$1.00	$2.47	$1.83

Weighted average number of shares outstanding
Basic	212.0	222.3	213.0	222.8

Diluted	215.7	226.2	217.1	226.7

Dividends declared per share attributable to Moody’s common shareholders	$0.28	$0.20	$0.28	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$324.4			$228.4

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$14.1	$—	14.1	$(13.0)	$—	(13.0)
Foreign currency translation adjustments—reclassification of losses to net income pursuant to ICRA step-acquisition	4.4	—	4.4	—	—	—
Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	(2.7)	1.1	(1.6)	(0.4)	0.1	(0.3)
Reclassification of losses included in net income	—	—	—	0.1	—	0.1

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.0	(0.8)	1.2	2.8	(1.2)	1.6
Net actuarial losses and prior service costs	(6.9)	2.8	(4.1)	0.9	(0.4)	0.5

Total other comprehensive loss	$10.9	$3.1	14.0	$(9.6)	$(1.5)	(11.1)

Comprehensive income			338.4			217.3
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			5.2			2.9

Comprehensive income attributable to Moody’s			$333.2			$214.4

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$546.1			$419.5

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$9.3	$—	9.3	$(72.8)	$—	(72.8)
Foreign currency translation adjustments—reclassification of losses to net income pursuant to ICRA step-acquisition	4.4	—	4.4	—	—	—
Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	(6.3)	2.6	(3.7)	1.0	(0.5)	0.5
Reclassification of losses included in net income	—	—	—	0.7	(0.2)	0.5

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3.7	(2.3)	1.4	5.9	(2.4)	3.5
Net actuarial losses and prior service costs	(6.9)	2.8	(4.1)	0.9	(0.4)	0.5

Total other comprehensive income (loss)	$4.2	$3.1	7.3	$(64.3)	$(3.5)	(67.8)

Comprehensive income			553.4			351.7
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			8.9			5.6

Comprehensive income attributable to Moody’s			$544.5			$346.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,777.3	$1,919.5
Short-term investments	182.0	186.8
Accounts receivable, net of allowances of $30.6 in 2014 and $28.9 in 2013	758.3	694.2
Deferred tax assets, net	49.7	53.9
Other current assets	177.0	114.4

Total current assets	2,944.3	2,968.8
Property and equipment, net of accumulated depreciation of $414.9 in 2014 and $375.7 in 2013	298.3	278.7
Goodwill	955.2	665.2
Intangible assets, net	310.5	221.6
Deferred tax assets, net	130.9	148.7
Other assets	147.4	112.1

Total assets	$4,786.6	$4,395.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$430.8	$538.9
Deferred tax liabilities, net	1.6	4.0
Deferred revenue	661.0	598.4

Total current liabilities	1,093.4	1,141.3
Non-current portion of deferred revenue	120.8	109.2
Long-term debt	2,104.5	2,101.8
Deferred tax liabilities, net	112.2	59.1
Unrecognized tax benefits	204.5	195.6
Other liabilities	354.7	360.2

Total liabilities	3,990.1	3,967.2
Contingencies (Note 14)
Redeemable noncontrolling interest	122.6	80.0

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2014 and December 31, 2013, respectively.	3.4	3.4
Capital surplus	385.0	405.8
Retained earnings	5,780.7	5,302.1
Treasury stock, at cost; 131,693,425 and 128,941,621 shares of common stock at June 30, 2014 and December 31, 2013, respectively	(5,676.4)	(5,319.7)
Accumulated other comprehensive loss	(47.3)	(54.6)

Total Moody’s shareholders’ equity	445.4	337.0
Noncontrolling interests	228.5	10.9

Total shareholders’ equity	673.9	347.9

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,786.6	$4,395.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income	$546.1	$419.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	45.4	46.7
Stock-based compensation expense	40.6	33.3
Deferred income taxes	46.2	10.8
Excess tax benefits from stock-based compensation plans	(45.2)	(27.0)
ICRA Gain	(102.8)	—
Changes in assets and liabilities:
Accounts receivable	(45.8)	2.4
Other current assets	(56.1)	(56.6)
Other assets	3.3	(0.8)
Accounts payable and accrued liabilities	(26.6)	(168.4)
Deferred revenue	62.2	59.6
Unrecognized tax benefits and other non-current tax liabilities	5.8	34.5
Other liabilities	(15.1)	15.1

Net cash provided by operating activities	458.0	369.1

Cash flows from investing activities
Capital additions	(38.8)	(18.1)
Purchases of short-term investments	(39.8)	(17.5)
Sales and maturities of short-term investments	45.7	16.6
Cash paid for acquisitions, net of cash acquired	(80.5)	—

Net cash used in investing activities	(113.4)	(19.0)

Cash flows from financing activities
Repayments of notes	—	(63.8)
Net proceeds from stock-based compensation plans	40.2	60.8
Cost of treasury shares repurchased	(459.7)	(350.4)
Excess tax benefits from settlement of stock-based compensation plans	45.2	27.0
Payment of dividends	(119.2)	(89.1)
Payment of dividends to noncontrolling interests	(7.7)	(8.2)
Contingent consideration paid	—	(2.5)

Net cash used in financing activities	(501.2)	(426.2)
Effect of exchange rate changes on cash and cash equivalents	14.4	(46.3)

Net decrease in cash and cash equivalents	(142.2)	(122.4)
Cash and cash equivalents, beginning of the period	1,919.5	1,755.4

Cash and cash equivalents, end of the period	$1,777.3	$1,633.0

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation cost	$20.3	$16.1	$40.6	$33.3
Tax benefit	$6.5	$5.8	$12.8	$12.0

During the first six months of 2014, the Company granted 0.3 million employee stock options, which had a weighted average grant date fair value of $31.49 per share based on the Black-Scholes option-pricing model. The Company also granted 0.9 million shares of restricted stock in the first six months of 2014, which had a weighted average grant date fair value of $79.55 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $76.24 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2014:

Expected dividend yield	1.41%
Expected stock volatility	41.2%
Risk-free interest rate	2.30%
Expected holding period	7.2 years
Grant date fair value	$31.49

Unrecognized compensation expense at June 30, 2014 was $12.3 million and $111.2 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.8 years, respectively. Additionally, there was $20.9 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises, restricted stock vesting and the delivery of performance-based awards:

	Six Months Ended June 30,
Exercise of stock options:	2014	2013
Proceeds from stock option exercises	$89.0	$89.2
Aggregate intrinsic value	$69.2	$66.7
Tax benefit realized upon exercise	$25.3	$24.4
Number of shares exercised	2.0	2.7

	Six Months Ended June 30,
Vesting of restricted stock:	2014	2013
Fair value of shares vested	$91.9	$53.8
Tax benefit realized upon vesting	$32.0	$19.1
Number of shares vested	1.2	1.1

	Six Months Ended June 30,
Vesting of performance-based restricted stock:	2014	2013
Fair value of shares vested	$38.0	$25.5
Tax benefit realized upon vesting	$14.8	$9.7
Number of shares vested	0.5	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 33.1% and 32.2% for the three months ended June 30, 2014 and 2013, respectively and 31.5% and 30.5% for the six month periods ended June 30, 2014 and 2013, respectively. The increase in the ETR compared to the second quarter of 2013 was primarily due to higher taxes on foreign income. The six months ended June 30, 2013 ETR included a tax benefit related to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year, as well as tax benefits on a litigation settlement in the first quarter of 2013. The ETR for the six month period ended June 30, 2014 includes a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $13.7 million ($12.1 million net of federal tax benefit) during the second quarter of 2014 and an overall increase in its UTPs during the first six months of 2014 of $8.9 million ($4.3 million net of federal tax benefits).

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various states, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its returns for 2011 and 2012 remain open to examination. The Company’s New York State tax returns for 2011 and 2012 remain open to examination. Income tax filings in the U.K. for 2012 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2014	2013
Income Taxes Paid*	$216.7	$231.6

*	Payments in 2013 include $50 million of 2012 estimated federal taxes paid in the first quarter of 2013 pursuant to IRS relief due to Hurricane Sandy.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic	212.0	222.3	213.0	222.8
Dilutive effect of shares issuable under stock-based compensation plans	3.7	3.9	4.1	3.9

Diluted	215.7	226.2	217.1	226.7

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.7	4.4	0.7	4.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2014 and 2013. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to 12 months and one month to nine months as of June 30, 2014 and December 31, 2013, respectively. Interest and dividends are recorded into income when earned.

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

In the second quarter of 2014, the Company entered into interest rate swaps with a total notional amount of $250 million to convert the fixed interest rate on the 2010 Senior Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the 2010 Senior Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the 2010 Senior Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations.

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

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2014	December 31, 2013
Notional amount of currency pair:
Contracts to purchase USD with euros	$71.1	$14.2
Contracts to sell USD for euros	$54.7	$53.2
Contracts to purchase USD with GBP	$0.7	$—
Contracts to purchase USD with other foreign currencies	$1.9	$—
Contracts to sell USD for other foreign currencies	$20.1	$—
Contracts to purchase euros with other foreign currencies	€53.8	€13.1
Contracts to purchase euros with GBP	€24.1	€22.1
Contracts to sell euros for GBP	€67.3	€—

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. These outstanding contracts expire in September 2014 for contracts to sell euros for USD and in November 2014 for contracts to sell Japanese yen for USD.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	June 30, 2014	December 31, 2013
Notional amount of currency pair:
Contracts to sell euros for USD	€50.0	€50.0
Contracts to sell Japanese yen for USD	¥19,700	¥19,700

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$12.6	$10.3
FX forwards on net investment in certain foreign subsidiaries	Other current assets	2.5	9.3

Total derivatives designated as accounting hedges		15.1	19.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	3.4	0.9

Total assets		$18.5	$20.5

Liabilities:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	$0.5	$1.0
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.2	0.7

Total liabilities		$0.7	$1.7

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of gain (loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2014	2013	2014	2013
Interest rate swaps	Interest income(expense), net	$2.0	$1.0	$0.5	$2.1

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating income (expense), net	$1.3	$1.0	$0.9	$(0.1)

All gains and losses on interest rate swaps designated as cash flow hedges were initially recognized through AOCI. Realized gains and losses reported in AOCI were reclassified into interest income (expense), net as the underlying transaction was recognized. There were no cash flow hedges outstanding at both June 30, 2014 and 2013. Accordingly, there were no gains or losses recorded in AOCI in the three and six months ended June 30, 2014. The amount of losses reclassified from AOCI into net income in the three and six months ended June 30, 2013 was immaterial.

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI. The losses recognized in OCI in the three and six months ended June 30, 2014 and 2013 were immaterial. Additionally, the cumulative amount of unrecognized hedge losses recorded in AOCI at June 30, 2014 and December 31, 2013 were not material.

NOTE 7. ACQUISITIONS

The acquisitions described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at their acquisition date fair value. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. For the acquisitions described below, the Company has not presented proforma combined results because the impact on previously reported statements of operations would not have been material. These acquisitions are discussed below in more detail.

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India, pursuant to a conditional open tender offer which was initiated in February 2014. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to 50.06%, resulting in a controlling interest in ICRA. Accordingly, the Company will consolidate ICRA’s financial statements and as of June 30, 2014, ICRA’s balance sheet was consolidated. Subsequent to June 30, 2014, Moody’s will consolidate ICRA’s financial statements on a three month lag. Thus in 2014, Moody’s will consolidate only one quarter of ICRA’s operating results.

Prior to the acquisition of the additional shares, Moody’s accounted for its investment in ICRA on an equity basis whereby the Company recorded its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received would reduce the carrying amount of the investment. The acquisition of the additional shares has resulted in the Company consolidating ICRA into its financial statements. As a result of this consolidation and in accordance with ASC 805, the carrying value of the Company’s equity investment in ICRA was remeasured to fair value as of the acquisition date which resulted in a pre-tax gain of $102.8 million ($78.5 million after-tax) in the three and six months ended June 30, 2014. The fair value of the Company’s equity investment was based on ICRA’s quoted market price.

The Company incurred approximately $2 million of costs directly related to the acquisition of ICRA during the six months ended June 30, 2014, which are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

The table below details the total consideration relating to the ICRA step-acquisition:

Cash paid	$86.0
Fair value of equity interest in ICRA prior to obtaining a controlling interest	124.9

Total consideration	$210.9

The cash paid in the table above was funded by using Moody’s non-U.S. cash on hand.

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$24.8
Property and equipment, net		7.3
Intangible assets:
Trade name	$50.1
Client relationships	33.8
Other	17.5

Total intangible assets		101.4
Goodwill		294.6
Other assets		56.3
Liabilities		(54.7)
Fair value of non-controlling interest assumed		(218.8)

Net assets acquired		$210.9

Due to the proximity of the acquisition date to the issuance date of these interim financial statements, the purchase price allocation above as well as the estimated useful lives of the acquired intangible assets are not finalized.

Current assets include acquired cash of approximately $5 million. Additionally, current assets includes gross accounts receivable of approximately $14 million, of which an immaterial amount is not expected to be collectible. Goodwill, which has been assigned to the MIS segment, is not deductible for tax.

The fair value of the non-controlling interest was determined based on the quoted market price per share of ICRA, on the date that the Company acquired the controlling stake.

Subsequent to the second quarter of 2014, ICRA will operate as its own reporting unit.

Amba Investment Services

On December 10, 2013, Copal Partners Limited, a majority-owned subsidiary of the Company, acquired 100% of Amba Investment Services, a provider of outsourced investment research and quantitative analytics for global financial institutions. Amba currently operates within the PS LOB of MA and will bolster the research and analytical capabilities offered by MA through Copal, a majority owned subsidiary which was acquired in December 2011.

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

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2014
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	294.6	—	294.6	(5.3)	—	(5.3)	289.3	—	289.3
Foreign currency translation adjustments	0.2	—	0.2	0.5	—	0.5	0.7	—	0.7

Ending balance	$306.2	$—	$306.2	$661.2	$(12.2)	$649.0	$967.4	$(12.2)	$955.2

	Year ended December 31, 2013
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions	—	—	—	34.5	—	34.5	34.5	—	34.5
Foreign currency translation adjustments	(0.1)	—	(0.1)	(6.3)	—	(6.3)	(6.4)	—	(6.4)

Ending balance	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2

The 2014 additions/adjustments for the MIS segment in the table above relate to the ICRA acquisition in the second quarter of 2014 as further discussed in Note 7. The 2014 and 2013 additions/adjustments for the MA segment in the table above relate to the acquisition of Amba in the fourth quarter of 2013. There were no impairments to goodwill in the six months ended June 30, 2014 and year ended December 31, 2013.

Acquired intangible assets and related amortization consisted of:

	June 30, 2014	December 31, 2013
Customer relationships	$272.0	$237.4
Accumulated amortization	(93.5)	(86.6)

Net customer relationships	178.5	150.8

Trade secrets	31.0	31.1
Accumulated amortization	(19.7)	(18.5)

Net trade secrets	11.3	12.6

Software	72.5	71.0
Accumulated amortization	(42.7)	(38.8)

Net software	29.8	32.2

Trade names	81.3	31.3
Accumulated amortization	(12.5)	(11.7)

Net trade names	68.8	19.6

Other	42.9	26.1
Accumulated amortization	(20.8)	(19.7)

Net other	22.1	6.4

Total acquired intangible assets, net	$310.5	$221.6

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization expense	$6.3	$6.9	$13.6	$14.0

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2014 (after June 30,)	$12.3
2015	24.2
2016	23.5
2017	19.9
2018	15.1
Thereafter	114.1

Due to the proximity of the acquisition date to the filing of this Form 10Q, the above table does not include future amortization for intangible assets from the ICRA acquisition as more fully discussed in Note 7 as the Company is still in the process of determining the estimated useful lives of these assets.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three and six months ended June 30, 2014 and 2013.

NOTE 9. FAIR VALUE

The table below presents information about items which are carried at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

		Fair Value Measurement as of June 30, 2014
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$18.5	$—	$18.5	$—
	Fixed maturity and open ended mutual funds (b)	44.6	44.6	—	—

	Total	$63.1	$44.6	$18.5	$—

Liabilities:
	Derivatives (a)	$0.7	$—	$0.7	$—
	Contingent consideration arising from acquisitions (c)	17.2	—	—	17.2

	Total	$17.9	$—	$0.7	$17.2

		Fair Value Measurement as of December 31, 2013
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$20.5	$—	$20.5	$—

	Total	$20.5	$—	$20.5	$—

Liabilities:
	Derivatives (a)	$1.7	$—	$1.7	$—
	Contingent consideration arising from acquisitions (c)	17.5	—	—	17.5

	Total	$19.2	$—	$1.7	$17.5

(a)

Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 6 to the financial statements.

(b)

Represents investments in fixed maturity mutual funds and open ended mutual funds. These investments were acquired pursuant to the ICRA step-acquisition, more fully discussed in Note 7 to the financial statements. The remaining contractual maturities for the fixed maturity instruments range from one month to 11 months.

(c)	Represents contingent consideration liabilities pursuant to the agreements for certain MA acquisitions.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Six Months Ended June 30,
	2014	2013
Balance as of January 1	$17.5	$9.0
Contingent consideration payments	—	(2.5)
Total losses (gains) (realized and unrealized):
Included in earnings	(0.2)	4.1
Foreign currency translation adjustments	(0.1)	(0.1)

Balance as of June 30	$17.2	$10.5

The gains and losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations. The gains in the six months ended June 30, 2014 relate to contingent consideration obligations outstanding at June 30, 2014.

Of the $17.2 million of contingent consideration obligations as of June 30, 2014, $14.9 million is classified in accounts payable and accrued liabilities and $2.3 million is classified in other liabilities within the Company’s consolidated balance sheet.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, fixed maturity plans and contingent consideration obligations:

Derivatives:

In determining the fair value of the derivative contracts, the Company utilizes industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Fixed maturity and open ended mutual funds:

The fixed maturity mutual funds and open ended mutual funds primarily represent exchange traded funds in India which were acquired as part of the ICRA step-acquisition and are classified as securities available-for-sale. Accordingly, any unrealized gains and losses in future quarters will be recognized through other comprehensive income until the instruments mature. The cost basis of these investments is $42.3 million at June 30, 2014.

Contingent consideration:

At June 30, 2014, the Company has contingent consideration obligations related to the acquisitions of CSI, Copal and Amba which are carried at estimated fair value, and are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At June 30, 2014, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option, which expires in November 2017. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date plus sovereign and size risk premiums. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. These obligations will be settled upon the exercise of the call/put option. Other contingent cash payments were based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2012 and 2013, with certain limits on the amount of revenue that can be applied to the calculation of these contingent payments. Each of these contingent payments had a maximum payout of $2.5 million and have been settled as of December 31, 2013.

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

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2014	December 31, 2013
Other current assets:
Prepaid taxes	$100.3	$40.0
Prepaid expenses	48.3	48.1
Other	28.4	26.3

Total other current assets	$177.0	$114.4

	June 30, 2014	December 31, 2013
Other assets:
Investments in joint ventures	$17.3	$37.5
Deposits for real-estate leases	11.5	10.3
Indemnification assets related to acquisitions	26.1	27.0
Fixed maturity and open ended mutual funds	44.6	—
Other	47.9	37.3

Total other assets	$147.4	$112.1

	June 30, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Salaries and benefits	$69.5	$77.1
Incentive compensation	73.2	135.9
Customer credits, advanced payments and advanced billings	23.2	21.7
Self-insurance reserves	26.6	27.6
Dividends	4.4	65.5
Professional service fees	49.3	32.9
Interest accrued on debt	36.1	36.3
Accounts payable	20.4	16.4
Income taxes	33.2	47.5
Pension and other retirement employee benefits	7.1	7.0
Other	87.8	71.0

Total accounts payable and accrued liabilities	$430.8	$538.9

	June 30, 2014	December 31, 2013
Other liabilities:
Pension and other retirement employee benefits	$161.7	$164.0
Deferred rent-non-current portion	108.5	106.3
Interest accrued on UTPs	16.2	18.0
Legacy and other tax matters	15.6	15.4
Other	52.7	56.5

Total other liabilities	$354.7	$360.2

Redeemable Noncontrolling Interest:

In connection with the acquisition of Copal, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company has the option to purchase from the non-controlling shareholders and the non-controlling shareholders have the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The value of the estimated put/call option strike price on the date of acquisition was based on a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. In connection with the acquisition of Amba in December 2013, which was combined with Copal to form the Copal Amba reporting unit, the aforementioned revenue and EBITDA multiples set forth in the put/call option were modified to include the results of Amba. The option is subject to a minimum exercise price of $46 million. There is no limit as to the maximum amount of the strike price on the put/call option.

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$80.0	$72.3
Net earnings	5.4	5.8
Dividends	(3.7)	(6.0)
Adjustment to redemption value *	40.9	7.9

Balance	$122.6	$80.0

*	The adjustment to the redemption value in the six months ended June 30, 2014 reflects the aforementioned revisions to the revenue and EBITDA multiples pursuant to the amendment of the put/call agreement which occurred contemporaneously with the acquisition of Amba coupled with growth in the Copal Amba reporting unit.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
(in millions)	Noncontrolling Interests

Balance January 1,	$10.9	$11.4
Net earnings	3.5	5.7
Dividends	(4.7)	(6.2)
ICRA noncontrolling interest*	218.8	—

Balance	$228.5	$10.9

*	Represents the fair value of the ICRA noncontrolling interest as of the day majority control was acquired.

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
FX gain/(loss)	$(7.1)	$5.3	$(6.1)	$12.7
Joint venture income	3.5	3.2	5.3	4.9
Other	0.3	(0.8)	(0.1)	(1.1)

Total	$(3.3)	$7.7	$(0.9)	$16.5

Changes in the Company’s self-insurance reserves are as follows:

(in millions)	Six Months Ended June 30, 2014	Year Ended December 31, 2013

Balance January 1,	$27.6	$55.8
Accruals (reversals), net	13.7	(0.9)
Payments	(14.7)	(27.3)

Balance*	$26.6	$27.6

*	These reserves primarily relate to legal defense costs for claims from prior years.

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Affected line in the consolidated statement of operations
Gains/(losses) on foreign currency translation adjustments
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	$(4.4)	$(4.4)	ICRA gain

Total gains/(losses) on foreign currency translation adjustments	(4.4)	(4.4)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.2)	(2.5)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.8)	(1.2)	SG&A expense

Total before income taxes	(2.0)	(3.7)
Income tax effect of item above	0.8	2.3	Provision for income taxes

Total pension and other retirement benefits	(1.2)	(1.4)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(5.6)	$(5.8)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected line in the consolidated statement of operations
Gains/(losses) on cash flow hedges
Interest rate swap derivative contracts	$(0.1)	$(0.7)	Interest income (expense), net

Income tax effect of item above	—	0.2	Provision for income taxes

Total losses on cash flow hedges	(0.1)	(0.5)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.8)	(3.9)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.0)	(2.0)	SG&A expense

Total before income taxes	(2.8)	(5.9)
Income tax effect of item above	1.2	2.4	Provision for income taxes

Total pension and other retirement benefits	(1.6)	(3.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.7)	$(4.0)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2014				June 30, 2013
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance March 31,	$(0.6)	$(53.0)	$(7.7)	$(61.3)	$(1.7)	$(88.2)	$(48.9)	$(138.8)
Other comprehensive income/(loss) before reclassifications	(1.6)	(4.1)	14.1	8.4	(0.3)	0.5	(13.0)	(12.8)
Amounts reclassified from AOCI	—	1.2	4.4	5.6	0.1	1.6	—	1.7

Other comprehensive income/(loss)	(1.6)	(2.9)	18.5	14.0	(0.2)	2.1	(13.0)	(11.1)

Balance June 30,	$(2.2)	$(55.9)	$10.8	$(47.3)	$(1.9)	$(86.1)	$(61.9)	$(149.9)

	Six Months Ended
	June 30, 2014				June 30, 2013
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31,	$1.5	$(53.2)	$(2.9)	$(54.6)	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassifications	(3.7)	(4.1)	9.3	1.5	0.5	0.5	(72.8)	(71.8)
Amounts reclassified from AOCI	—	1.4	4.4	5.8	0.5	3.5	—	4.0

Net current period other comprehensive income/(loss)	(3.7)	(2.7)	13.7	7.3	1.0	4.0	(72.8)	(67.8)

Balance June 30,	$(2.2)	$(55.9)	$10.8	$(47.3)	$(1.9)	$(86.1)	$(61.9)	$(149.9)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2014	2013	2014	2013
Components of net periodic expense
Service cost	$4.6	$4.7	$0.4	$0.4
Interest cost	4.2	3.3	0.3	0.2
Expected return on plan assets	(3.5)	(3.1)	—	—
Amortization of net actuarial loss from earlier periods	1.8	2.6	—	0.1
Amortization of net prior service costs from earlier periods	0.1	0.1	—	—

Net periodic expense	$7.2	$7.6	$0.7	$0.7

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2014	2013	2014	2013
Components of net periodic expense
Service cost	$9.2	$9.9	$0.8	$0.8
Interest cost	8.2	6.7	0.5	0.4
Expected return on plan assets	(7.0)	(6.4)	—	—
Amortization of net actuarial loss from earlier periods	3.3	5.4	—	0.2
Amortization of net prior service costs from earlier periods	0.3	0.3	—	—

Net periodic expense	$14.0	$15.9	$1.3	$1.4

The Company contributed $20.7 million to its U.S. funded pension plan and made payments of $1.2 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans, respectively during the six months ended June 30, 2014. The Company presently anticipates making additional payments of $3.1 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans during the remainder of 2014.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2014	December 31, 2013
2012 Facility	$—	$—
Notes Payable:
4.98% Series 2005-1 Notes, due 2015; includes the fair value of interest rate swap of $8.7 million at 2014 and $10.3 million at 2013	308.7	310.3
6.06% Series 2007-1 Notes due 2017	300.0	300.0
5.50% 2010 Senior Notes, due 2020, net of unamortized discount of $2.1 million in 2014 and $2.2 million in 2013; also includes the fair value of interest rate swap of $3.9 million in 2014	501.8	497.8
4.50% 2012 Senior Notes, due 2022, net of unamortized discount of $3.4 million in 2014 and $3.5 million in 2013	496.6	496.5
4.875% 2013 Senior Notes, due 2024, net of unamortized discount of $2.6 million in 2014 and $2.8 million in 2013	497.4	497.2

Total long-term debt	$2,104.5	$2,101.8

The Company has the capacity to borrow up to $1 billion under its unsecured revolving credit facility which expires in April 2017. Any future borrowings under this facility would accrue interest at LIBOR plus a premium that can range from 77.5 bps to 120 bps per annum based on the Company’s debt/EBITDA ratio.

The Company has entered into interest rate swaps on the Series 2005-1 Notes and the 2010 Senior Notes which are more fully discussed in Note 6 above.

At June 30, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2014, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income	$1.7	$1.2	$3.3	$2.4
Expense on borrowings	(25.6)	(20.5)	(51.7)	(41.5)
UTPs and other tax related liabilities*	(2.1)	(2.4)	(1.5)	(4.6)
Capitalized	—	—	0.1	—

Total	$(26.0)	$(21.7)	$(49.8)	$(43.7)

*	The six months ended June 30, 2014 amount includes $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2014	2013
Interest paid	$60.5	$41.4

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the Series 2005-1 Notes and the 2010 Senior Notes which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes(1)	$308.7	$314.5	$310.3	$319.2
Series 2007-1 Notes	300.0	338.9	300.0	334.7
2010 Senior Notes(2)	501.8	565.7	497.8	536.6
2012 Senior Notes	496.6	524.5	496.5	497.0
2013 Senior Notes	497.4	537.5	497.2	501.2

Total	$2,104.5	$2,281.1	$2,101.8	$2,188.7

(1)	The carrying amount for the Series 2005-1 Notes includes an $8.7 million and $10.3 million fair value adjustment on an interest rate hedge at June 30, 2014 and December 31, 2013, respectively.
(2)

The carrying amount for the 2010 Senior Notes includes the unamortized discount of $2.1 million and $2.2 million in 2014 and 2013, respectively, and a $3.9 million fair value adjustment on an interest rate hedge at June 30, 2014.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2014, Moody’s has recorded liabilities for Legacy Tax Matters totaling $17.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

	Three Months Ended June 30,
	2014				2013
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$643.6	$255.1	$(25.2)	$873.5	$556.3	$221.4	$(21.7)	$756.0
Operating, SG&A	268.9	195.8	(25.2)	439.5	236.2	167.6	(21.7)	382.1

Adjusted Operating Income	374.7	59.3	—	434.0	320.1	53.8	—	373.9

Less:
Depreciation and amortization	11.4	10.9	—	22.3	11.5	11.6	—	23.1

Operating income	$363.3	$48.4	$—	$411.7	$308.6	$42.2	$—	$350.8

	Six Months Ended June 30,
	2014				2013
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,190.9	$499.8	$(50.0)	$1,640.7	$1,096.4	$434.8	$(43.4)	$1,487.8
Operating, SG&A	514.6	386.0	(50.0)	850.6	520.5	332.8	(43.4)	809.9

Adjusted Operating Income	676.3	113.8	—	790.1	575.9	102.0	—	677.9

Less:
Depreciation and amortization	22.8	22.6	—	45.4	22.8	23.9	—	46.7

Operating income	$653.5	$91.2	$—	$744.7	$553.1	$78.1	$—	$631.2

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
MIS:
Corporate finance (CFG)	$320.9	$262.9	$585.3	$521.2
Structured finance (SFG)	110.6	97.2	205.9	190.2
Financial institutions (FIG)	92.2	84.5	177.6	171.0
Public, project and infrastructure finance (PPIF)	98.0	92.7	178.7	176.1

Total external revenue	621.7	537.3	1,147.5	1,058.5

Intersegment royalty	21.9	19.0	43.4	37.9

Total	643.6	556.3	1,190.9	1,096.4

MA:
Research, data and analytics (RD&A)	144.7	130.3	285.6	259.9
Enterprise risk solutions (ERS)	67.2	60.2	127.0	113.2
Professional services (PS)	39.9	28.2	80.6	56.2

Total external revenue	251.8	218.7	493.2	429.3

Intersegment revenue	3.3	2.7	6.6	5.5

Total	255.1	221.4	499.8	434.8

Eliminations	(25.2)	(21.7)	(50.0)	(43.4)

Total MCO	$873.5	$756.0	$1,640.7	$1,487.8

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$461.1	$408.4	$886.7	$818.3
International:
EMEA	263.3	222.5	483.9	429.6
Asia-Pacific	88.6	75.5	158.5	143.7
Americas	60.5	49.6	111.6	96.2

Total International	412.4	347.6	754.0	669.5

Total	$873.5	$756.0	$1,640.7	$1,487.8

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may either use a full retrospective or modified retrospective approach to adopt this ASU. The Company is currently evaluating both adoption options and the impact that adoption of this update will have on its consolidated financial statements.

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

NOTE 17. SUBSEQUENT EVENTS

On July 16, 2014, the Company issued $450 million aggregate principal amount of unsecured notes in a public offering. The notes bear interest at 2.750% and mature on July 15, 2019. Also on July 16, 2014, the Company issued $300 million aggregate principal amount of unsecured notes in a public offering. The $300 million notes bear interest at 5.250% and mature on July 15, 2044. The Company intends to use the proceeds of these notes to retire the Series 2005-1 Notes, for which the Company has issued a notice to the bondholders calling the notes, as well as for general corporate purposes. The Company entered into interest rate swaps in July 2014 with a total notional amount of $250 million to convert the fixed interest rate on a portion of the $450 million unsecured notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of a portion of the $450 million unsecured notes.

On July 14, 2014, the Board approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on September 10, 2014 to shareholders of record at the close of business on August 20, 2014.

On July 17, 2014, a subsidiary of the Company acquired 100% of WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. The Company does not anticipate that this acquisition will have a material impact on its consolidated financial statements subsequent to the acquisition date. Due to the proximity of the acquisition date to the filing of this Form 10Q, the Company has not yet completed its assessment of WebEquity’s balance sheet as of the date of acquisition nor has an initial purchase price allocation been completed. These and all other required disclosures related to this acquisition will appear in the Company’s Form 10Q for the three and nine months ended September 30, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 64 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Reportable Segments

The Company is organized into two reportable segments at June 30, 2014: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business—CFG, SFG, FIG and PPIF—that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Executive Summary

Moody’s revenue in the second quarter of 2014 totaled $873.5 million, an increase of $117.5 million compared to 2013 and reflected strong growth in both MIS and MA. Total expenses increased $56.6 million compared to the second quarter of 2013 reflecting higher compensation and non-compensation costs of approximately $42 million and $15 million, respectively. Operating income of $411.7 million in the second quarter of 2014 increased $60.9 million compared to 2013 and resulted in an operating margin of 47.1%, compared to 46.4% in the prior year. Adjusted Operating Income of $434.0 million in the second quarter of 2014 increased $60.1 million compared to 2013, resulting in an Adjusted Operating Margin of 49.7% compared to 49.5% in the prior year period. Diluted EPS of $1.48 in the second quarter of 2014 increased $0.48 over 2013, and included $0.36 for the ICRA Gain. Excluding this gain in the second quarter of 2014, Diluted EPS in the second quarter of 2014 was $0.12 higher than the second quarter 2013 Diluted EPS of $1.00.

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$461.1	$408.4	13%

International:
EMEA	263.3	222.5	18%
Asia-Pacific	88.6	75.5	17%
Americas	60.5	49.6	22%

Total International	412.4	347.6	19%

Total	873.5	756.0	16%

Expenses:
Operating	222.1	197.1	(13%)
SG&A	217.4	185.0	(18%)
Depreciation and amortization	22.3	23.1	3%

Total	461.8	405.2	(14%)

Operating income	$411.7	$350.8	17%

Adjusted Operating Income(1)	$434.0	$373.9	16%

Interest income (expense), net	$(26.0)	$(21.7)	(20%)
Other non-operating income (expense), net	$(3.3)	$7.7	(143%)
ICRA Gain	$102.8	$—	NM
Net income attributable to Moody’s	$319.2	$225.5	42%
Diluted EPS attributable to Moody’s common shareholders	$1.48	$1.00	48%
Non-GAAP EPS attributable to Moody’s common shareholders	$1.12	$1.00	12%
Operating margin	47.1%	46.4%
Adjusted Operating Margin(1)	49.7%	49.5%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,			% Change
	2014		2013
United States	2,888		2,686	8%
International	6,904	*	4,284	61%

Total	9,792		6,970	40%

*	Total as of June 30, 2014 includes approximately 2,200 staff from the acquisitions of ICRA and Amba which occurred on June 26, 2014 and December 10, 2013, respectively, and for which a majority are located in low cost jurisdictions.

Global revenue of $873.5 million in the second quarter of 2014 increased $117.5 million compared to 2013 reflecting strong growth in both reportable segments. The increase in ratings revenue reflects strong growth in high-yield corporate debt and bank loan revenue as well as changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The growth also reflects higher rated issuance volumes in CLOs and infrastructure finance. The growth in MA reflects higher revenue across all LOBs. The growth in RD&A resulted from solid demand for credit research and content licensing while the growth in ERS was driven by higher software subscription and related service revenue as well as higher software maintenance fees. The growth in PS included revenue from the fourth quarter 2013 acquisition of Amba as well as growth from the FSTC business. Transaction revenue accounted for 53% of global MCO revenue in the second quarter of 2014 compared to 51% in the second quarter of 2013.

U.S. revenue of $461.1 million in the second quarter of 2014 increased $52.7 million over the prior year, reflecting strong growth in CFG and SFG revenue within MIS coupled with growth in all LOBs within MA.

Non-U.S. revenue increased $64.8 million compared to the second quarter of 2013, reflecting strong growth in MIS revenue across all regions coupled with strong growth in MA revenue in the EMEA and Americas regions.

Operating expenses were $222.1 million in the second quarter of 2014 and increased $25.0 million from 2013 primarily due to growth in compensation costs reflecting higher salaries and related employee benefits primarily resulting from increases in headcount as well as the impact of annual compensation increases. Also contributing to the increase in compensation expenses were costs related to the acquisition of Amba in the fourth quarter of 2013.

SG&A expenses of $217.4 million in the second quarter of 2014 increased $32.4 million from the prior year period due to approximately $17 million in higher compensation costs primarily reflecting higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the Amba acquisition. Additionally, there were higher rent and occupancy costs of approximately $4 million reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide. Also, there were incremental legal expenses as well as expenses from the Amba business acquired in the fourth quarter of 2013.

Operating income of $411.7 million increased $60.9 million from the second quarter of 2013. Adjusted Operating Income was $434.0 million in the second quarter of 2014 and increased $60.1 million compared to 2013. Operating margin increased 70bps compared to the second quarter of 2013. Adjusted Operating Margin in the second quarter of 2014 of 49.7% increased 20bps compared to the prior year.

Interest income (expense), net in the second quarter of 2014 was ($26.0) million, a $4.3 million increase in expense compared to 2013. This increase is due to approximately $5 million of higher interest primarily reflecting the issuance of the 2013 Senior Notes in August 2013.

Other non-operating income (expense), net was ($3.3) million in the second quarter of 2014, an $11.0 million increase in expense compared to 2013. The increase in expense is primarily due to approximately $12 million in FX losses in the second quarter of 2014 compared to FX gains of approximately $6 million in the prior year. The FX losses in the second quarter of 2014 were primarily due to the decline of the euro relative to the British pound.

The $102.8 million ICRA Gain related to a fair value remeasurement of the Company’s previously held equity investment in ICRA which occurred in connection with Moody’s acquiring a controlling stake in ICRA on June 26, 2014.

The Company’s ETR was 33.1% in the second quarter of 2014, up slightly from 32.2% in 2013 with the increase primarily due to higher taxes on foreign income.

Net Income in the second quarter of 2014, which included the ICRA Gain of $78.5 million, was $319.2 million, or $1.48 per diluted share. This is an increase of $93.7 million, or $0.48 per diluted share, compared to 2013. Excluding the aforementioned ICRA Gain, Non-GAAP Diluted EPS of $1.12 in the second quarter of 2014 was $0.12 higher than Diluted EPS of $1.00 in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$320.9	$262.9	22%
Structured finance (SFG)	110.6	97.2	14%
Financial institutions (FIG)	92.2	84.5	9%
Public, project and infrastructure finance (PPIF)	98.0	92.7	6%

Total external revenue	621.7	537.3	16%

Intersegment royalty	21.9	19.0	15%

Total MIS Revenue	643.6	556.3	16%

Expenses:
Operating and SG&A (external)	265.6	233.5	(14%)
Operating and SG&A (intersegment)	3.3	2.7	(22%)

Adjusted Operating Income	374.7	320.1	17%

Depreciation and amortization	11.4	11.5	1%

Operating income	$363.3	$308.6	18%

Adjusted Operating Margin	58.2%	57.5%
Operating margin	56.4%	55.5%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $621.7 million in the second quarter of 2014 increased $84.4 million compared to 2013 reflecting growth across all LOBs. The growth reflects higher rated issuance volumes for high-yield corporate debt and bank loans as well as higher CLO, infrastructure finance and banking-related rated issuance volumes. Also contributing to the growth were benefits from the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. These increases were partially offset by declines in rated issuance volumes for U.S. public finance. Transaction revenue for MIS was 65% and 64% in the second quarter of 2014 and 2013, respectively.

In the U.S., revenue was $352.5 million in the second quarter of 2014, an increase of $39.3 million compared to 2013 and reflected growth in rated issuance volumes for high-yield corporate debt and bank loans as well as growth in volumes for CLOs and infrastructure finance. Also contributing to the increase were changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with higher monitoring fees in CFG. These increases were partially offset by lower refunding volumes in the public finance sector.

Non-U.S. revenue was $269.2 million in the second quarter of 2014, an increase of $45.1 million compared to 2013 reflecting growth in rated issuance volumes for high-yield corporate debt and bank loans coupled with increases in banking revenue across all regions and CLO revenue in EMEA. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher monitoring fees in CFG.

Global CFG revenue of $320.9 million in the second quarter of 2014 increased $58.0 million from 2013 primarily due to higher rated issuance volumes in the U.S. and EMEA for high-yield corporate debt and bank loans reflecting continued refinancing activity resulting from favorable market conditions as well as issuance to fund M&A activity. The growth over the prior year also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases. Monitoring fee revenue also increased across all regions due to growth in the number of outstanding rated entities. Transaction revenue represented 74% of total CFG revenue in both the second quarter of 2014 and 2013. In the U.S., revenue in the second quarter of 2014 was $183.2 million, or $31.0 million higher than the prior year. Internationally, revenue of $137.7 million in the second quarter of 2014 increased $27.0 million compared to the prior year.

Global SFG revenue of $110.6 million in the second quarter of 2014 increased $13.4 million compared to 2013 primarily reflecting higher rated issuance volumes for CLOs in the U.S. and EMEA. This growth in rated issuance volumes for CLOs over the prior year reflects attractive spreads in this asset class as well as continued investor demand for these instruments. The growth over 2013 also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines in asset-backed commercial paper revenue in the U.S. and EMEA. Transaction revenue was 63% of total SFG revenue in the second quarter of 2014 compared to 61% in the prior year. In the U.S., revenue of $72.8 million increased $10.7 million compared to the second quarter of 2013. Non-U.S. revenue in the second quarter of 2014 of $37.8 million increased $2.7 million compared to the prior year.

Global FIG revenue of $92.2 million in the second quarter of 2014 was $7.7 million higher compared to 2013 due to changes in the mix of fee type, new fee initiatives and pricing increases coupled with higher banking revenue primarily reflecting robust cross-border issuance from the financial sector in the Asia-Pacific region. These increases were partially offset by a decline in U.S. banking revenue which reflects an unfavorable shift in issuance mix. Transaction revenue was 35% of total FIG revenue in the second quarter of 2014 compared to 36% in the same period in 2013. In the U.S. revenue was $34.7 million, or 4% lower than the prior year. Internationally, revenue was $57.5 million in the second quarter of 2014, or $9.0 million higher compared to 2013.

Global PPIF revenue was $98.0 million in the second quarter of 2014 and increased $5.3 million compared to 2013. The growth is primarily due to changes in the mix of fee type, new fee initiatives and pricing increases coupled with higher rated issuance volumes in infrastructure finance in the U.S. and Asia-Pacific reflecting favorable market conditions. These increases were partially offset by lower U.S. public finance revenue due to a decrease in refunding volumes which resulted from higher benchmark interest rates. Transaction revenue was 63% of total PPIF revenue in both the second quarter of 2014 and 2013. In the U.S., revenue in the second quarter of 2014 was $61.8 million, a decrease of $1.1 million compared to 2013. Outside the U.S., PPIF revenue increased $6.4 million compared to 2013.

Operating and SG&A expenses in the second quarter of 2014 increased $32.1 million compared to 2013 primarily reflecting higher compensation costs of approximately $25 million resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Also, there were higher costs in the second quarter of 2014 to support the Company’s IT systems and infrastructure and incremental legal expenses. Furthermore, there were higher rent and occupancy costs for additional leased floors at 7WTC coupled with various other global real estate expansion projects.

Adjusted Operating Income in the second quarter of 2014, which includes intersegment royalty revenue and intersegment expenses, was $374.7 million and increased $54.6 million compared to 2013. Operating income in the second quarter of 2014 was $363.3 million and increased $54.7 million compared to the prior year. Adjusted Operating Margin and operating margin were 58.2% and 56.4%, respectively, or 70bps and 90bps higher compared to the second quarter of 2013. The increase in both margins compared to the prior year reflects strong revenue growth outpacing growth in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$144.7	130.3	11%
Enterprise risk solutions (ERS)	67.2	60.2	12%
Professional services (PS)	39.9	28.2	41%

Total external revenue	251.8	218.7	15%

Intersegment revenue	3.3	2.7	22%

Total MA Revenue	255.1	221.4	15%

Expenses:
Operating and SG&A (external)	173.9	148.6	(17%)
Operating and SG&A (intersegment)	21.9	19.0	(15%)

Adjusted Operating Income	59.3	53.8	10%

Depreciation and amortization	10.9	11.6	6%

Operating income	$48.4	$42.2	15%

Adjusted Operating Margin	23.2%	24.3%
Operating margin	19.0%	19.1%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $33.1 million compared to the second quarter of 2013, with growth across all LOBs. Recurring revenue comprised 77% and 79% of total MA revenue in the second quarter of 2014 and 2013, respectively.

In the U.S., revenue of $108.6 million in the second quarter of 2014 increased $13.4 million, and reflected growth across all LOBs. International revenue of $143.2 million in the second quarter of 2014 was $19.7 million higher than in 2013 also with growth across all LOBs.

Global RD&A revenue, which comprised 57% and 60% of total external MA revenue in the second quarter of 2014 and 2013, respectively, increased $14.4 million over the prior year period. The growth, which was most notable in the U.S. and EMEA, was primarily due to strength in credit research and content licensing, general market price increases and the favorable impact of changes in FX translation rates.

Global ERS revenue in the second quarter of 2014 increased $7.0 million over 2013, primarily due to growth in software subscriptions and related services as well as higher software maintenance fees resulting from growing demand for ERS products and services in the banking and insurance industries. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements.

Revenue from PS increased $11.7 million compared to the second quarter of 2013 with a substantial portion of the growth relating to the acquisition of Amba in the fourth quarter of 2013 coupled with higher revenue from the FSTC business.

Operating and SG&A expenses in the second quarter of 2014 increased $25.3 million compared to 2013. The expense growth reflects an approximate $18 million increase in compensation costs primarily due to higher headcount to support business growth and from the acquisition of Amba as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, annual merit increases contributed to the growth in compensation costs. The increase also reflects an approximate $8 million increase in non-compensation expenses reflecting higher consulting costs due to product delivery in ERS coupled with higher variable costs to support business growth. Furthermore, there was an increase in rent and occupancy costs reflecting additional floors at 7WTC as well as various other real estate expansion projects worldwide.

Adjusted Operating Income was $59.3 million in the second quarter of 2014 and increased $5.5 million compared to the same period in 2013. Operating income of $48.4 million in the second quarter of 2014 increased $6.2 million compared to the same period in 2013. Adjusted Operating Margin for the second quarter of 2014 was 23.2%, compared to 24.3% in 2013. Operating margin was 19.0%, or flat compared to the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Executive Summary

Moody’s revenue in the first half of 2014 totaled $1,640.7 million, an increase of $152.9 million compared to 2013 and reflected growth in both MIS and MA. Total expenses increased $39.4 million compared to the first half of 2013 reflecting higher compensation costs of approximately $76 million primarily relating to headcount growth and annual compensation increases. The expense growth also reflects a $7 million increase in costs to support ongoing IT initiatives as well as an $8 million increase in rent and occupancy costs. These increases in expenses were partially offset by a charge for the settlement of the Abu Dhabi and Rhinebridge litigation matters in the prior year more fully discussed in Note 14 to the condensed consolidated financial statements. Operating income of $744.7 million in the first half of 2014 increased $113.5 million compared to 2013 and resulted in an operating margin of 45.4%, compared to 42.4% in the prior year. Adjusted Operating Income of $790.1 million in the first half of 2014 increased $112.2 million compared to 2013, resulting in an Adjusted Operating Margin of 48.2% compared to 45.6% in the prior year period. Both the operating margin and Adjusted Operating Margin in 2013 included the aforementioned litigation settlement charge. Diluted EPS of $2.47 in the first half of 2014, which included $0.36 for the ICRA Gain, increased $0.64 over 2013, which included a $0.14 charge related to the aforementioned litigation settlement. Excluding both the ICRA Gain in 2014 and the litigation settlement charge in 2013, Non-GAAP Diluted EPS in the first half of 2014 of $2.11 was $0.14 higher than first half 2013 Non-GAAP Diluted EPS of $1.97.

	Six months ended June 30		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$886.7	$818.3	8%

International:
EMEA	483.9	429.6	13%
Asia-Pacific	158.5	143.7	10%
Americas	111.6	96.2	16%

Total International	754.0	669.5	13%

Total	1,640.7	1,487.8	10%

Expenses:
Operating	438.1	397.9	(10%)
SG&A	412.5	412.0	—
Depreciation and amortization	45.4	46.7	3%

Total	896.0	856.6	(5%)

Operating income	$744.7	$631.2	18%

Adjusted Operating Income(1)	$790.1	$677.9	17%

Interest income (expense), net	$(49.8)	$(43.7)	(14%)
Other non-operating income (expense), net	$(0.9)	$16.5	(105%)
ICRA Gain	$102.8	$—	NM
Net income attributable to Moody’s	$537.2	$413.9	30%
Diluted EPS attributable to Moody’s common shareholders	$2.47	$1.83	35%
Non-GAAP EPS attributable to Moody’s common shareholders	$2.11	$1.97	7%
Operating margin	45.4%	42.4%
Adjusted Operating Margin(1)	48.2%	45.6%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $1,640.7 million in 2014 increased $152.9 million compared to 2013 reflecting growth in both MIS and MA. The increase in ratings revenue reflects strong growth in bank loan and infrastructure finance revenue coupled with changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Also contributing to the growth were higher CLO rated issuance volumes as well as higher monitoring fees in CFG. These increases were partially offset by declines in rated issuance volumes for public finance in the U.S. The growth in MA reflects higher revenue across all LOBs. The growth in PS reflected revenue from the fourth quarter 2013 acquisition of Amba as well as growth from the Copal business. The growth in RD&A resulted from solid demand for credit research and content licensing while the growth in ERS was driven by higher revenue from software subscriptions and related services as well as software maintenance fees. Transaction revenue accounted for 51% of global MCO revenue in both the first half of 2014 and 2013.

U.S. revenue of $886.7 million in the first half of 2014 increased $68.4 million over the prior year reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance volumes for bank loans and CLOs. Also contributing to the increase was growth across all LOBs within MA. These increases were partially offset by declines in public finance reflecting a decrease in refunding volumes compared to the prior year.

Non-U.S. revenue increased $84.5 million compared to the first half of 2013, reflecting growth across all regions in both reportable segments. The most notable growth in the MIS segment reflected higher bank loan rated issuance volumes in EMEA coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the non-U.S. growth within MA reflected increases in RD&A revenue in EMEA as well as higher ERS revenue in the EMEA and the Americas regions. PS revenue in MA increased primarily due to the acquisition of Amba in the fourth quarter of 2013.

Operating expenses were $438.1 million in the first half of 2014 and increased $40.2 million from 2013 primarily due to an approximate $41 million increase in compensation costs reflecting higher salaries and related employee benefits resulting from growth in headcount as well as the impact of annual compensation increases. Also contributing to the increase in compensation expenses were costs related to the acquisition of Amba in the fourth quarter of 2013.

SG&A expenses of $412.5 million in the first half of 2014 were flat compared to the prior year period reflecting the first quarter 2013 settlement charge relating to the Abu Dhabi and Rhinebridge litigation matters being offset by higher compensation and non-compensation expenses. The growth in compensation costs of approximately $35 million was primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the Amba acquisition. Additionally, there were higher rent and occupancy costs reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide as well as incremental expenses from the Amba business acquired in the fourth quarter of 2013.

Operating income of $744.7 million increased $113.5 million from the first half of 2013. Adjusted Operating Income was $790.1 million in the first half of 2014 and increased $112.2 million compared to 2013. Operating margin increased 300bps compared to the first half of 2013. Adjusted Operating Margin in the first half of 2014 of 48.2% increased 260bps compared to the prior year. The increase in operating margin and Adjusted Operating Margin is due to the aforementioned litigation settlement charge in 2013 which negatively impacted the prior year margins.

Interest income (expense), net in the first half of 2014 was ($49.8) million, a $6.1 million increase in net expense compared to 2013. This increase is due to higher interest of approximately $10 million primarily reflecting the issuance of the 2013 Senior Notes in August 2013. Partially offsetting the increase in expense was an approximate $2 million reversal of interest on UTPs in the first quarter of 2014 relating to the favorable resolution of certain international tax matters.

Other non-operating income (expense), net was ($0.9) million in the first half of 2014, a $17.4 million increase in expense compared to 2013 and reflected approximately $6 million in FX losses in 2014 compared to approximately $13 million in FX gains in 2013. The FX losses in 2014 are primarily due to the decline of the euro relative to the British pound. The FX gains in 2013 primarily related to the strengthening of the euro to the British pound in the first six months of the prior year.

The Company’s ETR was 31.5% in the first half of 2014, up from 30.5% in 2013. The 2014 ETR included a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters. The prior year ETR included a benefit related to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these benefits to the 2013 tax year as well as tax benefits on the aforementioned litigation settlement.

Net Income in the first half of 2014, which included $78.5 million for the ICRA Gain, was $537.2 million, or $2.47 per diluted share. This is an increase of $123.3 million, or $0.64 per diluted share, compared to 2013, which included a $0.14 charge related to the settlement of certain legal matters. Excluding the ICRA Gain in 2014 and the charge for the litigation settlement in the prior year, Non-GAAP Diluted EPS of $2.11 in the first half of 2014 was $0.14 higher than Non-GAAP Diluted EPS of $1.97 in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$585.3	$521.2	12%
Structured finance (SFG)	205.9	190.2	8%
Financial institutions (FIG)	177.6	171.0	4%
Public, project and infrastructure finance (PPIF)	178.7	176.1	1%

Total external revenue	1,147.5	1,058.5	8%

Intersegment royalty	43.4	37.9	15%

Total MIS Revenue	1,190.9	1,096.4	9%

Expenses:
Operating and SG&A (external)	508.0	515.0	1%
Operating and SG&A (intersegment)	6.6	5.5	(20%)

Adjusted Operating Income	676.3	575.9	17%

Depreciation and amortization	22.8	22.8	—

Operating income	$653.5	$553.1	18%

Adjusted Operating Margin	56.8%	52.5%
Operating margin	54.9%	50.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,147.5 million in the first half of 2014 increased $89.0 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with higher rated issuance volumes for bank loans, CLOs and infrastructure finance. These increases were partially offset by declines in rated issuance volumes in U.S. public finance. Transaction revenue for MIS was 63% and 64% in the first half of 2014 and 2013, respectively.

In the U.S., revenue was $668.2 million in the first half of 2014, an increase of $41.9 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance volumes for bank loans, CLOs and infrastructure finance. Also contributing to the growth were higher monitoring fees in CFG. These increases were partially offset by lower refunding volumes in the public finance sector as well as declines in rated issuance volumes from high-yield corporate debt and banking-related issuers.

Non-U.S. revenue was $479.3 million in the first half of 2014, an increase of $47.1 million compared to 2013 reflecting higher bank loan and CLO rated issuance volumes in EMEA coupled with changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the growth reflects higher monitoring fees resulting from an expanding base of monitored instruments. Partially offsetting these increases were declines in investment-grade corporate debt revenue in the EMEA region as well as declines in SFG revenue in the Asia-Pacific region across most asset classes.

Global CFG revenue of $585.3 million in the first half of 2014 increased $64.1 million from 2013 reflecting higher rated issuance volumes for bank loans in the U.S. and EMEA resulting from issuers taking advantage of the overall low interest rate environment to issue new debt and refinance existing borrowings combined with increased investor appetite for higher-yielding variable rate fixed income securities. The growth also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Monitoring and program fee revenue also increased across all regions due to growth in the number of outstanding rated entities. Partially offsetting these increases was a decline in high-yield corporate debt issuance in the U.S. and investment-grade revenue in EMEA in the first half of 2014 compared to robust refinancing issuance volumes in the prior year. Transaction revenue represented 73% of total CFG revenue in the first half of 2014, compared to 75% in the prior year period. In the U.S., revenue in the first half of 2014 was $353.9 million, or $39.6 million higher than the prior year. Internationally, revenue of $231.4 million in the first half of 2014 increased $24.5 million compared to the prior year.

Global SFG revenue of $205.9 million in the first half of 2014 increased $15.7 million compared to 2013 reflecting higher rated issuance volumes for CLOs in the U.S. and EMEA reflecting attractive interest rate spreads in this asset class as well as increasing investor demand for these instruments. Also contributing to the growth was an increase in the number of rated U.S. CMBS deals as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines across most asset classes in the Asia-Pacific region. Transaction revenue was 61% of total SFG revenue in the first half of 2014 compared to 60% in the prior year. In the U.S., revenue of $135.5 million increased $13.9 million compared to the first half of 2013. Non-U.S. revenue in the first half of 2014 of $70.4 million increased $1.8 million compared to the prior year.

Global FIG revenue of $177.6 million in the first half of 2014 was $6.6 million higher compared to 2013 due to changes in the mix of fee type, new fee initiatives and pricing increases as well as higher cross-border issuance from the financial sector in the Asia-Pacific region and higher refinancing activity in the managed investments sector. Partially offsetting these increases was a decline in U.S. banking revenue which reflected an unfavorable shift in issuance mix. Transaction revenue was 35% of total FIG revenue in the first half of 2014 compared to 37% in the same period in 2013. In the U.S. revenue was $69.5 million, or $2.4 million lower than the prior year. Internationally, revenue was $108.1 million in the first half of 2014, or $9.0 million higher compared to 2013.

Global PPIF revenue was $178.7 million in the first half of 2014 and increased $2.6 million compared to 2013. The growth reflects changes in the mix of fee type, new fee initiatives and pricing increases coupled with growth in infrastructure finance rated issuance volumes in the U.S. and Asia-Pacific. These increases were partially offset by lower U.S. public finance revenue due to a decrease in refunding volumes resulting from higher benchmark interest rates. Transaction revenue was 59% and 62% of total PPIF revenue in the first half of 2014 and 2013, respectively. In the U.S., revenue in the first half of 2014 was $109.3 million and decreased $9.2 million compared to 2013. Outside the U.S., PPIF revenue increased $11.8 million compared to 2013.

Operating and SG&A expenses in the first half of 2014 decreased $7.0 million compared to 2013 primarily reflecting a settlement charge for the Abu Dhabi and Rhinebridge litigation matters in the prior year which is more fully discussed in Note 14 to the condensed consolidated financial statements. Partially offsetting this decrease were higher compensation costs of approximately $40 million primarily resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Also, there were higher non-compensation costs in the first half of 2014 to support the Company’s IT systems and infrastructure as well as higher rent and occupancy costs for additional leased floors at 7WTC coupled with various other global real estate expansion projects.

Adjusted Operating Income and operating income in the first half of 2014, which includes intersegment royalty revenue and intersegment expenses, were $676.3 million and $653.5 million, respectively, and both increased $100.4 million compared to 2013. Adjusted Operating Margin and operating margin were 56.8% and 54.9%, respectively, or 430bps and 450bps higher than the prior year, respectively. The increase in both margins compared to the prior year is primarily due to the aforementioned litigation settlement charge in the first half of 2013.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$285.6	$259.9	10%
Enterprise risk solutions (ERS)	127.0	113.2	12%
Professional services (PS)	80.6	56.2	43%

Total external revenue	493.2	429.3	15%

Intersegment revenue	6.6	5.5	20%

Total MA Revenue	499.8	434.8	15%

Expenses:
Operating and SG&A (external)	342.6	294.9	(16%)
Operating and SG&A (intersegment)	43.4	37.9	(15%)

Adjusted Operating Income	113.8	102.0	12%

Depreciation and amortization	22.6	23.9	5%

Operating income	$91.2	$78.1	17%

Adjusted Operating Margin	22.8%	23.5%
Operating margin	18.2%	18.0%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $63.9 million compared to the first half of 2013, with growth across all LOBs. Recurring revenue comprised 77% and 80% of total MA revenue in the first half of 2014 and 2013, respectively.

In the U.S., revenue of $218.5 million in the first half of 2014 increased $26.5 million, and reflected growth across all LOBs. International revenue of $274.7 million in the first half of 2014 was $37.4 million higher than in 2013.

Global RD&A revenue, which comprised 58% and 61% of total external MA revenue in the first half of 2014 and 2013, respectively, increased $25.7 million over the prior year period. The growth, which was most notable in the U.S. and EMEA, was primarily due to increases in credit research and content licensing as well as general market price increases and the favorable impact of changes in FX translation rates.

Global ERS revenue in the first half of 2014 increased $13.8 million over 2013, primarily due to growth in software subscriptions and related services as well as higher software maintenance fees resulting from growing demand for ERS products and services in the banking and insurance industries. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements.

Revenue from PS increased $24.4 million compared to the first half of 2013 with approximately 90% of the growth reflecting revenue from the acquisition of Amba in the fourth quarter of 2013. In addition to the acquisition of Amba, the growth reflects higher revenue from Copal reflecting further penetration into the market for outsourced research and analytical services as well as growth in the FSTC business.

Operating and SG&A expenses in the first half of 2014 increased $47.7 million compared to 2013. The expense growth reflects an approximate $37 million increase in compensation costs primarily due to higher headcount to support business growth as well as in support areas, for which the costs are allocated to each segment based on a revenue-split methodology. Headcount from the fourth quarter 2013 acquisition of Amba and annual merit increases also contributed to the compensation expense growth. The increase also reflects an approximate $8 million increase reflecting higher consulting costs primarily related to ERS product delivery coupled with costs related to continued investment in IT infrastructure. Furthermore, there was an increase in rent and occupancy costs of approximately $3 million reflecting additional floors at 7WTC as well as various other real estate expansion projects worldwide. These increases were partially offset by approximately $4 million in lower contingent consideration costs relating to the Copal acquisition.

Adjusted Operating Income was $113.8 million in the first half of 2014 and increased $11.8 million compared to the same period in 2013. Operating income of $91.2 million in the first half of 2014 increased $13.1 million compared to the same period in 2013. Adjusted Operating Margin for the first half of 2014 was 22.8%, compared to 23.5% in 2013. Operating margin was 18.2%, or flat compared to the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2014	2013
Net cash provided by operating activities	$458.0	$369.1	$88.9
Net cash used in investing activities	$(113.4)	$(19.0)	$(94.4)
Net cash used in financing activities	$(501.2)	$(426.2)	$(75.0)
Free Cash Flow*	$419.2	$351.0	$68.2

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The $88.9 million increase in net cash flows provided by operating activities primarily reflected:

•	an increase in net income of $126.6 million which was partially offset by the net-of-tax non-cash ICRA Gain of $78.5 million;

•

an approximate $50 million increase primarily relating to higher incentive compensation payouts in 2013 compared to the first quarter of 2014 which reflected greater achievement against full-year targeted results in 2012 compared to achievement in 2013;

•

an approximate $40 million increase in cash flows relating to the timing of income tax payments primarily resulting from IRS relief due to Hurricane Sandy which allowed for the delay of fourth quarter 2012 estimated tax payments to the first quarter of 2013;

Partially offset by:

•

a $48.2 million decrease in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in the first six months of 2014 compared to 2013. The increase in accounts receivable balances primarily reflects growth in MIS rated issuance volumes. Approximately 32% and 27% of the Company’s accounts receivable balance at June 30, 2014 and 2013, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

Net cash used in investing activities

The $94.4 million increase in cash used in investing activities is primarily due to:

•

cash paid, net of cash acquired, of $80.5 million to acquire additional equity shares of ICRA Limited. The acquisition of these additional shares resulted in the Company obtaining a controlling interest in ICRA;

•

an increase in capital additions of $20.7 million which reflects ongoing initiatives to enhance the Company’s IT infrastructure as well as costs relating to the build-out of additional leased space at 7WTC.

Net cash used in financing activities

The $75.0 million increase in cash used in financing activities was attributed to:

•	treasury shares repurchased of $459.7 million in the first six months of 2014 compared to $350.4 million repurchased in the prior year period;

•	higher dividends paid to MCO shareholders of $30.1 million reflecting $0.56 per share paid in the first six months of 2014 compared to $0.40 per share paid in the same period of the prior year;

Partially offset by:

•	repayments on the 2008 Term Loan of $63.8 million in 2013. The 2008 Term Loan was fully repaid in 2013;

•

an $18.2 million increase relating to greater excess tax benefits from stock-based compensation plans primarily due to a higher intrinsic value of awards delivered and exercised in 2014 resulting from a higher Moody’s stock price.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.0 billion at June 30, 2014 consisted of approximately $1.4 billion located outside of the U.S., of which approximately 53% is denominated in euros and British pounds. Approximately 94% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At June 30, 2014, Moody’s had $2.1 billion of outstanding debt and $1.0 billion of additional capacity available under the 2012 Facility. At June 30, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. The 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2014, there were no such cross defaults.

On July 16, 2014, the Company issued $450 million aggregate principal amount of unsecured notes in a public offering. The notes bear interest at 2.75% and mature on July 15, 2019. Also on July 16, 2014, the Company issued $300 million aggregate principal amount of unsecured notes in a public offering. The $300 million notes bear interest at 5.25% and mature on July 15, 2044. The Company will use the proceeds to retire the Series 2005-1 Notes as well as for general corporate purposes. The Company entered into interest rate swaps in July 2014 with a total notional amount of $250 million to convert the fixed interest rate on a portion of the $450 million unsecured notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of a portion of the $450 million unsecured notes.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2005-1 Notes		Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)		2014 Senior Notes (30-Year)		Total
2014 (after June 30,)	$300.0	(1)	$—	$—	$—	$—	$—		$—		$300.0
2015	—		—	—	—	—	—		—		—
2016	—		—	—	—	—	—		—		—
2017	—		300.0	—	—	—	—		—		300.0
2018	—		—	—	—	—	—		—		—
Thereafter	—		—	500.0	500.0	500.0	450.0	(2)	300.0	(2)	2,250.0

Total	$300.0		$300.0	$500.0	$500.0	$500.0	$450.0		$300.0		$2,850.0

(1)	Pursuant to the issuance of the 2014 Senior Notes (5-year) and the 2014 Senior Notes (30 year), the Company intends on repaying the outstanding balance on the Series 2005-1 Notes in the third quarter of 2014.
(2)	The 2014 Senior Notes (5-year) and the 2014 Senior Notes (30 year) were issued in July 2014.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Other Material Future Cash Requirements

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In July 2014, the Board of Directors of the Company declared a quarterly dividend of $0.28 per share of Moody’s common stock, payable on September 10, 2014 to shareholders of record at the close of business on August 20, 2014. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 12, 2013, the Board approved $1.0 billion of share repurchase authority. At June 30, 2014, the Company had $0.3 billion of share repurchase authority remaining under this program, which does not have an established expiration. On February 11, 2014, the Board approved an additional $1.0 billion of share repurchase authority which will be utilized once the February 12, 2013 authorization is exhausted. The Company expects to complete approximately $1 billion of share repurchases in 2014. Share repurchase activity in the near term is subject to available cash flow, market conditions and other capital allocation decisions.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the entity’s financial results subject to a floor exercise price of approximately $46 million. In connection with the acquisition of Amba in December 2013, the revenue and EBITDA multiples set forth in the original put/call option agreement were modified to include the results of Amba. The redemption value of this redeemable noncontrolling interest was $122.6 million at June 30, 2014. There is no limit as to the amount of the strike price on the put/call option. It is estimated that the exercise of the put/call arrangement will take place in the next one to three and a half years. This put/call arrangement expires on the sixth anniversary date of the acquisition.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of June 30, 2014 are approximately £106 million, of which approximately £9 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2014, including the aforementioned rent credits, are approximately $463 million, of which approximately $31 million will be paid during the next twelve months.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total remaining net commitment for this lease is approximately $63 million. The lease became effective in January 2014 and the net cash outlay during the next twelve months will be immaterial.

Off-Balance Sheet Arrangements

At June 30, 2014, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2014:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness(1)	$2,761.9	$99.0	$482.1	$447.0	$1,733.8
Operating lease obligations	803.0	84.1	134.6	124.8	459.5
Purchase obligations	119.4	61.2	58.2	—	—
Contingent consideration related to acquisitions(2)	17.2	14.9	2.3	—	—
Pension obligations(3)	131.0	27.7	11.1	36.6	55.6

Total(4)	$3,832.5	$286.9	$688.3	$608.4	$2,248.9

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2005-1 Notes, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes and the 2012 Facility as described in Note 13 to the condensed consolidated financial statements. The table above does not reflect the following: on July 16, 2014, the Company issued $450 million aggregate 5-year unsecured senior notes and $300 million aggregate 30-year unsecured notes as described in Note 17 to the condensed consolidated financial statements. The Company plans to retire the Series 2005-1 Notes with the proceeds of the aforementioned issuance.
(2)	The amount in the “less than 1 year” category reflects a $4.3 million contingent cash payment related to the December 10, 2013 acquisition of Amba that was dependent on the acquired entity achieving certain revenue targets for its fiscal year ended March 31, 2014 as well as a $10.6 million contingent consideration obligation related to the Copal acquisition. Additionally, the amount in the “1-3 years” category reflects a $2.3 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.
(3)	Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $220.1 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated. In addition, the table above does not include the $122.6 million Redeemable Noncontrolling Interest related to the acquisition of Copal, as the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 14, 2014, the Board approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on September 10, 2014 to shareholders of record at the close of business on August 20, 2014.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of acquiring productive assets. Companies also have different methods of depreciating and amortizing productive assets. Management believes that the exclusion of this item allows for a more meaningful comparison of the Company’s operating results from period to period and across companies. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income	$411.7	$350.8	$744.7	$631.2
Adjustments:
Depreciation and amortization	22.3	23.1	45.4	46.7

Adjusted Operating Income	$434.0	$373.9	$790.1	$677.9

Operating Margin	47.1%	46.4%	45.4%	42.4%
Adjusted Operating Margin	49.7%	49.5%	48.2%	45.6%

Full-Year Ended December 31, 2014
Operating margin guidance	42% - 43%
Depreciation and amortization	3%

Adjusted Operating Margin guidance	45% - 46%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of a litigation settlement charge in the first quarter of 2013 and the ICRA Gain in the second quarter of 2014 to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2013	2012
Diluted EPS - GAAP	$1.48	$1.00	$2.47	$1.83
ICRA Gain	(0.36)	—	(0.36)	—
Impact of litigation settlement	—	—	—	0.14

Diluted EPS - Non-GAAP	$1.12	$1.00	$2.11	$1.97

Projected full-year ended December 31, 2014
Diluted EPS guidance - GAAP	$ 4.26 - 4.36
ICRA Gain	$ (0.36)

Diluted EPS guidance - Non-GAAP	$ 3.90 - 4.00

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

	Six months ended June 30,
	2014	2013
Net cash flows provided by operating activities	$458.0	$369.1
Capital additions	(38.8)	(18.1)

Free cash flow	$419.2	$351.0

Net cash used in investing activities	$(113.4)	$(19.0)
Net cash used in financing activities	$(501.2)	$(426.2)

2014 Outlook

Moody’s outlook for 2014 is based on assumptions about many macroeconomic and capital market factors, including interest rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions, and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance, which is presented in the table below, assumes foreign currency translation at end-of-quarter exchange rates.

Full-year 2014 Moody’s Corporation guidance
MOODY’S CORPORATION	Current guidance as of the filing of this Form 10Q	Last publicly disclosed guidance on May 1, 2014

Revenue	growth in the low-double-digit percent range	growth in the high-single-digit percent range
Operating Expenses	growth in the high-single-digit percent range	growth in the mid-single-digit percent range
Growth in compliance and regulatory expense	Less than $5 million	NC
Depreciation & amortization	Approximately $100 million	NC
Operating Margin	42% to 43%	NC
Adjusted Operating Margin	45% to 46%	NC
Effective tax rate	Approximately 33%	NC
Non-GAAP EPS**	$3.90 to $4.00	NC
Capital expenditures	Approximately $90 million	NC
Free cash flow	Approximately $900 million	NC
Share repurchases	Approximately $1 billion (subject to available cash, market conditions and other ongoing capital allocation decisions)	NC

Full-year 2014 revenue guidance
MIS	Current guidance as of the filing of this Form 10Q	Last publicly disclosed guidance on May 1, 2014
MIS global	growth in the high-single-digit percent range	growth in the mid-single-digit percent range
MIS U.S.	growth in the mid-single-digit percent range	growth in the low-single-digit percent range
MIS Non-U.S.	growth in the low-teens percent range	growth in the low-double-digit percent range
CFG	growth in the low-double-digit percent range	growth in the mid-single-digit percent range
SFG	growth of approximately 10%	growth in the low-single-digit percent range
FIG	growth in the low-single-digit percent range	growth in the mid-single-digit percent range
PPIF	growth in the high-single-digit percent range	NC
ICRA Ltd.*	Approximately $12 million	NA

MA
MA global	growth in the mid-teens percent range	growth in the low-teens percent range
MA U.S.	growth in the low-double-digit percent range	NC
MA Non-U.S.	growth in the high-teens percent range	NC
RD&A	growth in the high-single-digit percent range	NC
ERS	growth in the mid-teens percent range	growth in the low-teens percent range
PS	growth of approximately 40%	growth in the low-forties percent range

NC - There is no difference between the Company’s current guidance and the last publicly disclosed guidance for this item. NA - Not applicable

*	Due to the three month lag in consolidating ICRA’s financial statements as more fully discussed in Note 7 to the condensed consolidated financial statements, there is only one quarter of ICRA revenue included in the above table.
**	Full-Year 2014 GAAP Diluted EPS guidance is $4.26 to $4.36 and includes the $0.36 ICRA Gain.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. Companies may either use a full retrospective or modified retrospective approach to adopt this ASU. The Company is currently evaluating both adoption options and the impact that adoption of this update will have on its consolidated financial statements.

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

Contingencies

Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1—“Financial Statements”, Note 14 “Contingencies.”

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

Certain of the provisions of CRA3 are subject to further rule-making. In June, ESMA published its advice to the Commission regarding these additional rules. The advice covered two areas of direct relevance to the CRA industry: 1) registered CRAs’ reporting requirements to ESMA on their fees; and, 2) the types of information that all registered CRAs are to provide on a daily basis for publication on a central website administered by ESMA (the European Ratings Platform). The Commission has 3 months to consider the proposal by ESMA and either endorse it or introduce changes to it before the draft is presented to the EU Parliament and Council for final adoption. It is expected that the full process will conclude by year-end 2014.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “2014 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 40 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and anticipated regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2013, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

For information regarding legal proceedings, see Item 1 – “Financial Statements”, Note 14 “Contingencies”.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2014

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	1,622,946	$78.11	1,622,329	$	1,455.7 million
May 1 - 31	1,100,126	$81.22	1,099,243	$	1,366.4 million
June 1 - 30	487,468	$86.09	487,468	$	1,324.4 million

Total	3,210,540	$80.39	3,209,040

(1)	Includes the surrender to the Company of 617 and 883 shares of common stock in April and May, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months and reflects the remaining authority under all of the Company’s publicly announced programs. On February 11, 2014, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the second quarter of 2014, Moody’s issued 0.7 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10

.1*	Seventh Amendment to the Profit Participation Plan of Moody’s Corporation.

.2*	Second Amendment to Career Transition Plan.

.3*	First Amendment to Moody’s Cafeteria Plan.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 31, 2014

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)