Form 10-Q
period 2014-09-30
MOODYS CORP /DE/
filed 2014-10-29
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2014
Common Stock, par value $0.01 per share	208.6 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

Analytics	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Commission	European Commission

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

CRA1	Regulation (EC) No 1060/2009 of the European Parliament and of the Council, establishing an oversight regime for the CRA industry in the EU

TERM	DEFINITION

CRA2	Regulation (EU) No 513/2011 of the European Parliament and of the Council, which transferred direct supervisory responsibility for the registered CRA industry in the EU to ESMA

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value using a discount rate

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EU Parliament	European Parliament

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

TERM	DEFINITION

ICRA	ICRA Limited.; a leading provider of credit ratings and research in India. The Company previously held 28.51% equity ownership and in June 2014, increased that ownership stake to 50.06% through the acquisition of additional shares

ICRA Gain	Gain relating to the step-acquisition of ICRA; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014.

IRS	Internal Revenue Service

IT	Information technology

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008, which includes the non-rating commercial activities of MCO

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year) and 2014 Senior Notes (30-year) which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of four LOBs – SFG, CFG, FIG and PPIF

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

TERM	DEFINITION

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

REIT	Real Estate Investment Trust

Relationship Revenue	In MIS, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MA, revenue represents subscription-based revenue and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes due in September 2015 pursuant to the 2005 Agreement

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, revenue representing the initial rating of a new debt issuance as well as other one-time fees. For MA, revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2005 Agreement	Note purchase agreement dated September 30, 2005, relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

TERM	DEFINITION

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $300 million, 5.25% senior unsecured notes due in July 2044

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$816.1	$705.5	$2,456.8	$2,193.3

Expenses
Operating	236.7	203.5	674.8	601.4
Selling, general and administrative	206.5	187.1	619.0	599.1
Depreciation and amortization	23.2	23.4	68.6	70.1

Total expenses	466.4	414.0	1,362.4	1,270.6

Operating income	349.7	291.5	1,094.4	922.7

Non-operating (expense) income, net
Interest income (expense), net	(37.7)	(24.4)	(87.5)	(68.1)
Other non-operating income (expense), net	16.4	(3.6)	15.5	12.9
ICRA Gain	—	—	102.8	—

Total non-operating (expense) income, net	(21.3)	(28.0)	30.8	(55.2)

Income before provisions for income taxes	328.4	263.5	1,125.2	867.5
Provision for income taxes	109.9	76.7	360.6	261.2

Net income	218.5	186.8	764.6	606.3
Less: Net income attributable to noncontrolling interests	3.3	2.9	12.2	8.5

Net income attributable to Moody’s	$215.2	$183.9	$752.4	$597.8

Earnings per share attributable to Moody’s common shareholders
Basic	$1.02	$0.84	$3.55	$2.70

Diluted	$1.00	$0.83	$3.48	$2.66

Weighted average number of shares outstanding
Basic	210.4	217.8	212.1	221.1

Diluted	214.2	222.0	216.1	225.1

Dividends declared per share attributable to Moody’s common shareholders	$0.28	$0.25	$0.56	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$218.5			$186.8

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(99.5)	$—	(99.5)	$48.1	$—	48.1
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	1.3	—	1.3
Cash flow and net investment hedges:
Net realized and unrealized gain (loss) on cash flow and net investment hedges	20.3	(8.2)	12.1	(2.7)	1.2	(1.5)
Reclassification of losses included in net income	—	—	—	—	—	—

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.8	(0.7)	1.1	3.1	(1.3)	1.8

Total other comprehensive loss	$(77.4)	$(8.9)	(86.3)	$49.8	$(0.1)	49.7

Comprehensive income			132.2			236.5
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			3.3			2.9

Comprehensive income attributable to Moody’s			$128.9			$233.6

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$764.6			$606.3

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(90.2)	$—	(90.2)	$(24.7)	$—	(24.7)
Foreign currency translation adjustments - reclassification of losses included in net income	4.4	—	4.4	1.3	—	1.3
Cash flow and net investment hedges:
Net realized and unrealized gain (loss) on cash flow and net investment hedges	14.0	(5.6)	8.4	(1.7)	0.7	(1.0)
Reclassification of losses included in net income	—	—	—	0.7	(0.2)	0.5

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	5.5	(3.0)	2.5	9.0	(3.7)	5.3
Net actuarial gains (losses) and prior service costs	(6.9)	2.8	(4.1)	0.9	(0.4)	0.5

Total other comprehensive income (loss)	$(73.2)	$(5.8)	(79.0)	$(14.5)	$(3.6)	(18.1)

Comprehensive income			685.6			588.2
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			12.2			8.5

Comprehensive income attributable to Moody’s			$673.4			$579.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$1,940.8	$1,919.5
Short-term investments	164.8	186.8
Accounts receivable, net of allowances of $31.2 in 2014 and $28.9 in 2013	712.2	694.2
Deferred tax assets, net	46.9	53.9
Other current assets	197.2	114.4

Total current assets	3,061.9	2,968.8
Property and equipment, net of accumulated depreciation of $427.0 in 2014 and $375.7 in 2013	303.5	278.7
Goodwill	1,000.3	665.2
Intangible assets, net	349.8	221.6
Deferred tax assets, net	136.0	148.7
Other assets	142.2	112.1

Total assets	$4,993.7	$4,395.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$420.2	$538.9
Deferred tax liabilities, net	8.3	4.0
Deferred revenue	613.2	598.4

Total current liabilities	1,041.7	1,141.3
Non-current portion of deferred revenue	123.2	109.2
Long-term debt	2,536.5	2,101.8
Deferred tax liabilities, net	114.8	59.1
Unrecognized tax benefits	211.6	195.6
Other liabilities	348.0	360.2

Total liabilities	4,375.8	3,967.2
Contingencies (Note 14)
Redeemable noncontrolling interest	137.6	80.0

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2014 and December 31, 2013, respectively.	3.4	3.4
Capital surplus	402.3	405.8
Retained earnings	5,936.2	5,302.1
Treasury stock, at cost; 134,278,898 and 128,941,621 shares of common stock at September 30, 2014 and December 31, 2013, respectively	(5,957.6)	(5,319.7)
Accumulated other comprehensive loss	(133.6)	(54.6)

Total Moody’s shareholders’ equity	250.7	337.0
Noncontrolling interests	229.6	10.9

Total shareholders’ equity	480.3	347.9

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,993.7	$4,395.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$764.6	$606.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	68.6	70.1
Stock-based compensation expense	59.9	49.3
Deferred income taxes	43.7	(13.0)
Excess tax benefits from stock-based compensation plans	(54.5)	(32.4)
ICRA Gain	(102.8)	—
Legacy Tax Matters	(6.4)	—
Changes in assets and liabilities:
Accounts receivable	(11.9)	26.8
Other current assets	(63.3)	(7.0)
Other assets	(4.8)	(6.0)
Accounts payable and accrued liabilities	(16.3)	(138.6)
Deferred revenue	25.8	25.6
Unrecognized tax benefits and other non-current tax liabilities	18.5	44.8
Other liabilities	(11.3)	27.6

Net cash provided by operating activities	709.8	653.5

Cash flows from investing activities
Capital additions	(56.8)	(31.0)
Purchases of short-term investments	(68.0)	(215.2)
Sales and maturities of short-term investments	90.7	23.4
Acquisitions, net of cash acquired	(210.5)	—

Net cash used in investing activities	(244.6)	(222.8)

Cash flows from financing activities
Issuance of notes	747.7	497.2
Repayments of notes	(300.0)	(63.8)
Net proceeds from stock-based compensation plans	83.3	96.6
Cost of treasury shares repurchased	(780.2)	(747.6)
Excess tax benefits from settlement of stock-based compensation plans	54.5	32.4
Payment of dividends	(178.2)	(143.7)
Payment of dividends to noncontrolling interests	(9.7)	(9.9)
Contingent consideration paid	(4.3)	(0.3)
Debt issuance costs and related fees	(6.5)	(4.1)

Net cash used in financing activities	(393.4)	(343.2)
Effect of exchange rate changes on cash and cash equivalents	(50.5)	(7.8)

Net increase in cash and cash equivalents	21.3	79.7
Cash and cash equivalents, beginning of the period	1,919.5	1,755.4

Cash and cash equivalents, end of the period	$1,940.8	$1,835.1

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation cost	$19.3	$16.0	$59.9	$49.3
Tax benefit	$6.2	$5.9	$19.0	$17.9

During the first nine months of 2014, the Company granted 0.3 million employee stock options, which had a weighted average grant date fair value of $31.53 per share based on the Black-Scholes option-pricing model. The Company also granted 0.9 million shares of restricted stock in the first nine months of 2014, which had a weighted average grant date fair value of $79.62 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $76.35 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2014:

Expected dividend yield	1.41%
Expected stock volatility	41.2%
Risk-free interest rate	2.30%
Expected holding period	7.2 years
Grant date fair value	$31.53

Unrecognized compensation expense at September 30, 2014 was $9.9 million and $96.2 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively. Additionally, there was $17.8 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.0 years.

The following tables summarize information relating to stock option exercises, restricted stock vesting and the delivery of performance-based awards:

	Nine Months Ended September 30,
Exercise of stock options:	2014	2013
Proceeds from stock option exercises	$131.5	$124.4
Aggregate intrinsic value	$107.7	$89.0
Tax benefit realized upon exercise	$38.7	$32.6
Number of shares exercised	2.8	3.5

	Nine Months Ended September 30,
Vesting of restricted stock:	2014	2013
Fair value of shares vested	$92.3	$54.0
Tax benefit realized upon vesting	$31.6	$19.2
Number of shares vested	1.2	1.1

	Nine Months Ended September 30,
Vesting of performance-based restricted stock:	2014	2013
Fair value of shares vested	$38.0	$25.5
Tax benefit realized upon vesting	$14.6	$9.7
Number of shares vested	0.5	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 33.5% and 29.1% for the three months ended September 30, 2014 and 2013, respectively. The increase in the ETR compared to the third quarter of 2013 is primarily due to higher U.S. and non-U.S. taxes on foreign income in 2014 and certain discrete items that reduced the ETR in 2013.

Moody’s ETR was 32.0% and 30.1% for the nine month periods ended September 30, 2014 and 2013, respectively. The increase over the prior year is primarily due to higher U.S. and non-U.S. taxes on foreign income. The nine months ended September 30, 2013 ETR included a tax benefit related to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year, as well as tax benefits on a litigation settlement in the first quarter of 2013. The ETR for the nine month period ended September 30, 2014 includes a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $7.1 million ($4.0 million net of federal tax benefit) during the third quarter of 2014 and an overall increase in its UTPs during the first nine months of 2014 of $16.0 million ($8.4 million net of federal tax benefits).

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various states, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its returns for 2011 through 2013 remain open to examination. The Company’s New York State tax returns for 2011 and 2012 remain open to examination. Income tax filings in the U.K. for 2012 remain open to examination.

For ongoing audits, it is possible the balance of UTPs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities which could necessitate increases to the balance of UTPs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years by tax jurisdiction in accordance with the applicable provisions of Topic 740 of the ASC regarding UTPs.

The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2014	2013
Income Taxes Paid*	$334.6	$267.3

*	Payments in 2013 include $50 million of 2012 estimated federal taxes paid in the first quarter of 2013 pursuant to IRS relief due to Hurricane Sandy.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic	210.4	217.8	212.1	221.1
Dilutive effect of shares issuable under stock-based compensation plans	3.8	4.2	4.0	4.0

Diluted	214.2	222.0	216.1	225.1

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	2.6	0.7	4.3

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2014 and 2013. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. SHORT-TERM INVESTMENTS

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The short-term investments, primarily consisting of certificates of deposit, are classified as held-to-maturity and therefore are carried at cost. The remaining contractual maturities of the short-term investments were one month to 12 months and one month to nine months as of September 30, 2014 and December 31, 2013, respectively. Interest and dividends are recorded into income when earned.

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

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps was adjusted quarterly with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps were recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations. In August of 2014, the Company terminated the swaps on the Series 2005-1 Notes concurrent with the early retirement of those notes as further described in Note 13. The termination of these swaps resulted in a gain of approximately $4 million in the third quarter of 2014 which is recorded in interest income (expense), net in the Company’s condensed consolidated statement of operations.

In the second quarter of 2014, the Company entered into interest rate swaps with a total notional amount of $250 million to convert the fixed interest rate on the 2010 Senior Notes to a floating interest rate based on the 3-month LIBOR. In the third quarter of 2014, the Company entered into interest rate swaps with a total notional amount of $250 million to convert the fixed interest rate on the remaining balance of the 2010 Senior Notes to a floating interest rate based on the 3-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the 2010 Senior Notes, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the 2010 Senior Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations.

In the third quarter of 2014, the Company entered into interest rate swaps with a total notional amount of $250 million to convert the fixed interest rate on a portion of the 2014 Senior Notes (5-year) to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of a portion of the 2014 Senior Notes (5-year), thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the 2014 Senior Notes (5-year). The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations.

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

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2014	December 31, 2013
Notional amount of currency pair:
Contracts to purchase USD with euros	$38.5	$14.2
Contracts to sell USD for euros	$53.7	$53.2
Contracts to purchase USD with GBP	$0.2	$—
Contracts to purchase USD with other foreign currencies	$1.0	$—
Contracts to purchase euros with other foreign currencies	€55.3	€13.1
Contracts to purchase euros with GBP	€24.5	€22.1
Contracts to sell euros for GBP	€35.4	€—

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in the currency translation adjustment component of AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations. These outstanding contracts expire in December 2014 for contracts to sell euros for USD and in November 2014 for contracts to sell Japanese yen for USD.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	September 30, 2014	December 31, 2013
Notional amount of currency pair:
Contracts to sell euros for USD	€50.0	€50.0
Contracts to sell Japanese yen for USD	¥19,700	¥19,700

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments
Derivatives Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$—	$10.3
FX forwards on net investment in certain foreign subsidiaries	Other current assets	20.2	9.3

Total derivatives designated as accounting hedges		20.2	19.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	4.6	0.9

Total assets		$24.8	$20.5

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$3.4	$—
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	—	1.0
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	5.1	0.7

Total liabilities		$8.5	$1.7

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of gain (loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2014	2013	2014	2013
Interest rate swaps (1)	Interest income(expense), net	$7.8	$1.0	$8.3	$3.1

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating income (expense), net	$(4.8)	$2.1	$(3.9)	$2.0

(1)	Represents the periodic net interest accruals/settlements with the counterparties based on the notional amount of the derivative and the agreed upon interest rates.

All gains and losses on interest rate swaps designated as cash flow hedges were initially recognized through OCI. Realized gains and losses reported in AOCI were reclassified into interest income (expense), net as the underlying transaction was recognized. There were no cash flow hedges outstanding at both September 30, 2014 and 2013. Accordingly, there were no gains or losses recorded in AOCI in the three and nine months ended September 30, 2014.

All gains and losses on derivatives designated as net investment hedges are recognized in the currency translation adjustment component of AOCI. Additionally, the cumulative amount of unrecognized hedge gains recorded in AOCI at September 30, 2014 and December 31, 2013 were $9.9 million and $1.5 million, respectively. The following table provides information on the gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended September 30,
	2014	2013
FX forwards	$12.1	$(1.5)

Total	$12.1	$(1.5)

	Nine Months Ended September 30,
	2014	2013
FX forwards	$8.4	$(1.0)

Total	$8.4	$(1.0)

During the three and nine months ended September 30, 2014 and 2013, there were no gains or losses on derivatives in net investment hedging relationships that were reclassified from AOCI to the statements of operations and no gains or losses for hedge ineffectiveness for any of the Company’s derivatives.

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

WebEquity Solutions, LLC

On July 17, 2014, a subsidiary of the Company acquired 100% of WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. The cash payment to the sellers of $130.6 million was funded using Moody’s U.S. cash. This acquisition will enhance MA’s risk management product portfolio.

The Company incurred approximately $2 million of costs directly related to this acquisition in the nine months ended September 30, 2014, which are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of the acquisition:

Current assets		$3.0
Property and equipment, net		2.3
Intangible assets:
Client relationships (18 year weighted average life)	$44.6
Software (15 year weighted average life)	11.5
Trade name (4 year weighted average life)	0.5

Total intangible assets (17 year weighted average life)		56.6
Goodwill		76.3
Liabilities assumed		(7.6)

Net assets acquired		$130.6

Current assets include acquired cash of $0.6 million. Additionally, current assets includes gross accounts receivable of $0.7 million, of which an immaterial amount is not expected to be collectible. The acquired goodwill, which has been assigned to the MA segment, will be deductible for tax.

As of the date of the acquisition, WebEquity is part of the ERS reporting unit.

The amount of revenue and expenses for WebEquity from the date of acquisition through September 30, 2014 was not material.

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India, pursuant to a conditional open tender offer which was initiated in February 2014. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to 50.06%, resulting in a controlling interest in ICRA. Accordingly, the Company will consolidate ICRA’s financial statements and as of September 30, 2014, ICRA’s balance sheet was consolidated. Moody’s will consolidate ICRA’s financial statements on a three month lag, and accordingly, did not consolidate ICRA’s operating results for the third quarter and will consolidate only one quarter of ICRA’s operating results in 2014.

Prior to the acquisition of the additional shares, Moody’s accounted for its investment in ICRA on an equity basis whereby the Company recorded its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net. The acquisition of the additional shares has resulted in the Company consolidating ICRA into its financial statements. As a result of this consolidation and in accordance with ASC 805, the carrying value of the Company’s equity investment in ICRA was remeasured to fair value as of the acquisition date resulting in a pre-tax gain of $102.8 million ($78.5 million after-tax) in the nine months ended September 30, 2014. The fair value of the Company’s equity investment was based on ICRA’s quoted market price on the date of acquisition.

The Company incurred approximately $2 million of costs directly related to the acquisition of ICRA during the nine months ended September 30, 2014 which are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

The table below details the total consideration relating to the ICRA step-acquisition:

Cash paid	$86.0
Fair value of equity interest in ICRA prior to obtaining a controlling interest	124.9

Total consideration	$210.9

The cash paid in the table above was funded by using Moody’s non-U.S. cash on hand.

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$26.0
Property and equipment, net		15.1
Intangible assets:
Trade name (36 year weighted average life)	$46.8
Client relationships (19 year weighted average life)	33.8
Other (17 year weighted average life)*	18.5

Total intangible assets (26 year weighted average life)		99.1
Goodwill		291.1
Other assets		56.3
Liabilities		(57.9)
Fair value of non-controlling interest assumed		(218.8)

Net assets acquired		$210.9

*	Primarily consists of acquired technical know-how and ratings methodologies

As of the date of the filing of this Form 10Q, the Company is still in the process of determining the fair value of certain real estate utilized by ICRA and deferred revenue. Current assets include acquired cash of approximately $5 million. Additionally, current assets includes gross accounts receivable of approximately $14 million, of which an immaterial amount is not expected to be collectible. Goodwill, which has been assigned to the MIS segment, is not deductible for tax.

The fair value of the non-controlling interest was determined based on the quoted market price per share of ICRA on the date that the Company acquired the controlling stake.

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

The purchase agreement contained a provision for a contingent cash payment to the sellers valued at $4.3 million at the acquisition date which was dependent on Amba achieving certain revenue targets for the period from the acquisition date through March 31, 2014. The target was met and a $4.3 million payment was made to the sellers in the third quarter of 2014.

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

In connection with the acquisition, the Company assumed liabilities relating to certain UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at September 30, 2014 and December 31, 2013.

As of the date of the acquisition, Amba was combined with Copal to form the Copal Amba reporting unit.

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2014
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	291.1	—	291.1	71.0	—	71.0	362.1	—	362.1
Foreign currency translation adjustments	(7.7)	—	(7.7)	(19.3)	—	(19.3)	(27.0)	—	(27.0)

Ending balance	$294.8	$—	$294.8	$717.7	$(12.2)	$705.5	$1,012.5	$(12.2)	$1,000.3

	Year ended December 31, 2013
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions	—	—	—	34.5	—	34.5	34.5	—	34.5
Foreign currency translation adjustments	(0.1)	—	(0.1)	(6.3)	—	(6.3)	(6.4)	—	(6.4)

Ending balance	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2

The 2014 additions/adjustments for the MIS segment in the table above relate to the ICRA acquisition in the second quarter of 2014 as further discussed in Note 7. The 2014 and 2013 additions/adjustments for the MA segment in the table above relate to the acquisition of Amba in the fourth quarter of 2013 and WebEquity in the third quarter of 2014. There were no impairments to goodwill in the nine months ended September 30, 2014 and year ended December 31, 2013.

Acquired intangible assets and related amortization consisted of:

	September 30, 2014	December 31, 2013
Customer relationships	$311.1	$237.4
Accumulated amortization	(95.5)	(86.6)

Net customer relationships	215.6	150.8

Trade secrets	30.8	31.1
Accumulated amortization	(20.2)	(18.5)

Net trade secrets	10.6	12.6

Software	80.1	71.0
Accumulated amortization	(42.4)	(38.8)

Net software	37.7	32.2

Trade names	76.6	31.3
Accumulated amortization	(12.8)	(11.7)

Net trade names	63.8	19.6

Other	43.0	26.1
Accumulated amortization	(20.9)	(19.7)

Net other	22.1	6.4

Total acquired intangible assets, net	$349.8	$221.6

Other intangible assets primarily consist of databases and covenants not to compete.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$6.9	$7.0	$20.5	$21.0

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2014 (after September 30)	$7.9
2015	30.8
2016	30.0
2017	26.7
2018	22.0
Thereafter	232.4

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three and nine months ended September 30, 2014 and 2013.

NOTE 9. FAIR VALUE

The table below presents information about items which are carried at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

		Fair Value Measurement as of September 30, 2014
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$24.8	$—	$24.8	$—
	Fixed maturity and open ended mutual funds (b)	43.4	43.4	—	—

	Total	$68.2	$43.4	$24.8	$—

Liabilities:
	Derivatives (a)	$8.5	$—	$8.5	$—
	Contingent consideration arising from acquisitions (c)	13.3	—	—	13.3

	Total	$21.8	$—	$8.5	$13.3

		Fair Value Measurement as of December 31, 2013
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$20.5	$—	$20.5	$—

	Total	$20.5	$—	$20.5	$—

Liabilities:
	Derivatives (a)	$1.7	$—	$1.7	$—
	Contingent consideration arising from acquisitions (c)	17.5	—	—	17.5

	Total	$19.2	$—	$1.7	$17.5

(a)

Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries as more fully described in Note 6 to the financial statements.

(b)

Represents investments in fixed maturity mutual funds and open ended mutual funds held by ICRA. The remaining contractual maturities for the fixed maturity instruments range from one month to 11 months.

(c)	Represents contingent consideration liabilities pursuant to the agreements for certain acquisitions.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Nine Months Ended September 30,
	2014	2013
Balance as of January 1	$17.5	$9.0
Contingent consideration payments	(4.3)	(2.5)
Total losses (realized and unrealized):
Included in earnings	0.3	6.0
Foreign currency translation adjustments	(0.2)	(0.1)

Balance as of September 30	$13.3	$12.4

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations and relate to contingent consideration obligations outstanding at September 30, 2014.

Of the $13.3 million of contingent consideration obligations as of September 30, 2014, $11.1 million is classified in accounts payable and accrued liabilities and $2.2 million is classified in other liabilities within the Company’s consolidated balance sheet.

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

Fixed maturity and open ended mutual funds:

The fixed maturity mutual funds and open ended mutual funds primarily represent exchange traded funds in India held by ICRA and are classified as securities available-for-sale. Accordingly, any unrealized gains and losses in future quarters will be recognized through OCI until the instruments mature. The cost basis of these investments is $41.2 million at September 30, 2014.

Contingent consideration:

At September 30, 2014, the Company has contingent consideration obligations related to the acquisitions of CSI and Copal which are carried at estimated fair value, and are based on certain financial and non-financial metrics set forth in the acquisition agreements. These obligations are measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At September 30, 2014, the Company expects that this milestone will be reached by the aforementioned date.

There are several contingent consideration obligations relating to the acquisition of Copal. A portion of the contingent cash payments are based on revenue and EBITDA growth for certain of the Copal entities. This growth is calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited which the Company does not currently own, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. There are no limitations set forth in the acquisition agreement relating to the amount payable under this contingent consideration arrangement. Payments under this arrangement, if any, would be made upon the exercise of the aforementioned put/call option, which expires in November 2017. The Company utilizes discounted cash flow methodologies to value these obligations. The expected future cash flows for these obligations are discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date plus sovereign and size risk premiums. The most significant unobservable input involved in the measurement of these obligations is the projected future financial results of the applicable Copal entities. These remaining obligations will be settled upon the closing of Moody’s acquisition of the non-controlling interest of Copal Amba that it does not currently own which is expected to occur in the fourth quarter of 2014 as discussed in Note 10. The payment is expected to be approximately $11 million. Other contingent cash payments were based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2013 and a $2.5 million payment was made in 2013.

For the contingent consideration obligations relating to the acquisition of Amba, the payment was based on the acquired entity achieving a revenue target for its fiscal year ended March 31, 2014 which was met resulting in a $4.3 million payment in 2014.

A significant increase or decrease in any of the aforementioned significant unobservable inputs related to the fair value measurement of the Company’s contingent consideration obligations would result in a significantly higher or lower reported fair value for these obligations.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2014	December 31, 2013
Other current assets:
Prepaid taxes	$108.2	$40.0
Prepaid expenses	46.1	48.1
Other	42.9	26.3

Total other current assets	$197.2	$114.4

	September 30, 2014	December 31, 2013
Other assets:
Investments in joint ventures	$20.0	$37.5
Deposits for real-estate leases	11.8	10.3
Indemnification assets related to acquisitions	25.7	27.0
Fixed maturity and open ended mutual funds	43.4	—
Other	41.3	37.3

Total other assets	$142.2	$112.1

	September 30, 2014	December 31, 2013
Accounts payable and accrued liabilities:
Salaries and benefits	$70.5	$77.1
Incentive compensation	114.4	135.9
Profit sharing contribution	2.3	—
Customer credits, advanced payments and advanced billings	19.9	21.7
Self-insurance reserves for wholly-owned insurance subsidiary	19.1	27.6
Dividends	4.9	65.5
Professional service fees	47.7	32.9
Interest accrued on debt	14.8	36.3
Accounts payable	17.6	16.4
Income taxes	22.1	47.5
Pension and other retirement employee benefits	7.1	7.0
Other	79.8	71.0

Total accounts payable and accrued liabilities	$420.2	$538.9

	September 30, 2014	December 31, 2013
Other liabilities:
Pension and other retirement employee benefits	$166.1	$164.0
Deferred rent-non-current portion	106.2	106.3
Interest accrued on UTPs	18.1	18.0
Legacy and other tax matters	8.6	15.4
Other	49.0	56.5

Total other liabilities	$348.0	$360.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

(in millions)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Balance January 1,	$27.6	$55.8
Accruals (reversals), net	(1.2)	(0.9)
Payments	(7.3)	(27.3)

Balance	$19.1	$27.6

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

In the third quarter of 2014, the Company notified the non-controlling shareholders that it planned to exercise its call option to acquire the remaining interest of Copal Amba that it does not currently own and is expected to close in the fourth quarter of 2014. In accordance with certain agreements relating to the acquisition of Copal Amba, the Company will incur a 25% premium to the formulaic redemption value of the non-controlling interest.

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
(in millions)	Redeemable Noncontrolling Interest

Balance January 1,	$80.0	$72.3
Net earnings	7.2	5.8
Dividends	(4.9)	(6.0)
Adjustment to redemption value*	55.3	7.9

Balance	$137.6	$80.0

*	The adjustment to the redemption value in the nine months ended September 30, 2014 reflects the aforementioned revisions to the revenue and EBITDA multiples pursuant to the amendment of the put/call agreement which occurred contemporaneously with the acquisition of Amba coupled with growth in the Copal Amba reporting unit.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
(in millions)	Noncontrolling Interests

Balance January 1,	$10.9	$11.4
Net earnings	5.0	5.7
Dividends	(5.2)	(6.2)
ICRA noncontrolling interest*	218.9	—

Balance	$229.6	$10.9

*	Represents the fair value of the ICRA noncontrolling interest as of the day majority control was acquired.

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
FX gain/(loss)	$7.6	$(5.8)	$1.5	$6.9
Legacy Tax benefit	6.4	—	6.4	—
Joint venture income	2.6	2.5	7.9	7.4
Other	(0.2)	(0.3)	(0.3)	(1.4)

Total	$16.4	$(3.6)	$15.5	$12.9

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected line in the consolidated statement of operations
Gains/(losses) on foreign currency translation adjustments
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	$—	$(4.4)	ICRA gain

Total gains/(losses) on foreign currency translation adjustments	—	(4.4)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.1)	(3.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.7)	(1.9)	SG&A expense

Total before income taxes	(1.8)	(5.5)
Income tax effect of item above	0.7	3.0	Provision for income taxes

Total pension and other retirement benefits	(1.1)	(2.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.1)	$(6.9)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected line in the consolidated statement of operations
Gains/(losses) on foreign translation adjustments
Liquidation of foreign subsidiary	$(1.3)	$(1.3)	Other non-operating income (expense), net

Total gains/(losses) on foreign translation adjustments	(1.3)	(1.3)

Gains/(losses) on cash flow hedges
Interest rate swap derivative contracts	$—	$(0.7)	Interest income (expense), net

Income tax effect of item above	—	0.2	Provision for income taxes

Total losses on cash flow hedges	—	(0.5)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.0)	(5.9)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.1)	(3.1)	SG&A expense

Total before income taxes	(3.1)	(9.0)
Income tax effect of item above	1.3	3.7	Provision for income taxes

Total pension and other retirement benefits	(1.8)	(5.3)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(3.1)	$(7.1)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	September 30, 2014				September 30, 2013
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance June 30,	$(2.2)	$(55.9)	$10.8	$(47.3)	$(1.9)	$(86.1)	$(61.9)	$(149.9)
Other comprehensive income/(loss) before reclassifications	12.1	—	(99.5)	(87.4)	(1.5)	—	48.1	46.6
Amounts reclassified from AOCI	—	1.1	—	1.1	—	1.8	1.3	3.1

Other comprehensive income/(loss)	12.1	1.1	(99.5)	(86.3)	(1.5)	1.8	49.4	49.7

Balance September 30,	$9.9	$(54.8)	$(88.7)	$(133.6)	$(3.4)	$(84.3)	$(12.5)	$(100.2)

	Nine Months Ended
	September 30, 2014				September 30, 2013
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31,	$1.5	$(53.2)	$(2.9)	$(54.6)	$(2.9)	$(90.1)	$10.9	$(82.1)
Other comprehensive income/(loss) before reclassifications	8.4	(4.1)	(90.2)	(85.9)	(1.0)	0.5	(24.7)	(25.2)
Amounts reclassified from AOCI	—	2.5	4.4	6.9	0.5	5.3	1.3	7.1

Net current period other comprehensive income/(loss)	8.4	(1.6)	(85.8)	(79.0)	(0.5)	5.8	(23.4)	(18.1)

Balance September 30,	$9.9	$(54.8)	$(88.7)	$(133.6)	$(3.4)	$(84.3)	$(12.5)	$(100.2)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2014	2013	2014	2013
Components of net periodic expense
Service cost	$4.6	$4.9	$0.5	$0.5
Interest cost	4.2	3.4	0.2	0.2
Expected return on plan assets	(3.7)	(3.3)	—	—
Amortization of net actuarial loss from earlier periods	1.7	2.8	—	—
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—

Net periodic expense	$7.0	$8.0	$0.7	$0.7

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2014	2013	2014	2013
Components of net periodic expense
Service cost	$13.8	$14.8	$1.3	$1.3
Interest cost	12.4	10.1	0.7	0.6
Expected return on plan assets	(10.7)	(9.7)	—	—
Amortization of net actuarial loss from earlier periods	5.0	8.2	—	—
Amortization of net prior service costs from earlier periods	0.5	0.5	—	0.2

Net periodic expense	$21.0	$23.9	$2.0	$2.1

The Company contributed $20.7 million to its U.S. funded pension plan and made payments of $2.6 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other retirement plans, respectively during the nine months ended September 30, 2014. The Company presently anticipates making additional payments of $1.8 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other retirement plans during the remainder of 2014.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2014	December 31, 2013
2012 Facility	$—	$—
Notes Payable:
4.98% Series 2005-1 Notes, due 2015; includes the fair value of interest rate swap of $10.3 million at 2013	—	310.3
6.06% Series 2007-1 Notes due 2017	300.0	300.0
5.50% 2010 Senior Notes, due 2020, net of unamortized discount of $2.0 million in 2014 and $2.2 million in 2013; also includes a reduction for the fair value of interest rate swap of $2.1 million in 2014	495.9	497.8
4.50% 2012 Senior Notes, due 2022, net of unamortized discount of $3.2 million in 2014 and $3.5 million in 2013	496.8	496.5
4.875% 2013 Senior Notes, due 2024, net of unamortized discount of $2.6 million in 2014 and $2.8 million in 2013	497.4	497.2
2.75% 2014 Senior Notes (5-Year), due 2019, net of unamortized discount of $0.7 million in 2014; also includes a reduction for the fair value of interest rate swap of $1.3 million in 2014	448.0	—
5.25% 2014 Senior Notes (30-Year), due 2044, net of unamortized discount of $1.6 million in 2014	298.4	—

Total long-term debt	$2,536.5	$2,101.8

The Company has the capacity to borrow up to $1 billion under its unsecured revolving credit facility which expires in April 2017. Any future borrowings under this facility would accrue interest at LIBOR plus a premium that can range from 77.5 bps to 120 bps per annum based on the Company’s debt/EBITDA ratio.

On August 7, 2014, the Company prepaid the Series 2005-1 Notes using proceeds from the issuance of the 2014 Senior Notes (30-year) and the 2014 Senior Notes (5-year), which are discussed below.

On July 16, 2014, the Company issued $300 million aggregate principal amount of senior unsecured notes in a public offering. The 2014 Senior Notes (30-year) bear interest at a fixed rate of 5.25% and mature on July 15, 2044. Interest on the 2014 Senior Notes (30-year) will be due semi-annually on January 15 and July 15 of each year, commencing January 15, 2015. The Company may prepay the 2014 Senior Notes (30-year), in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2014 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2014 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2014 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2014 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2014 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2014 Indenture, the 2014 Senior Notes (30-year) may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

On July 16, 2014, the Company issued $450 million aggregate principal amount of senior unsecured notes in a public offering. The 2014 Senior Notes (5-year) bear interest at a fixed rate of 2.75% and mature July 15, 2019. Interest on the 2014 Senior Notes (5-year) will be due semi-annually on January 15 and July 15 of each year, commencing January 15, 2015. The Company may prepay the 2014 Senior Notes (5-year), in whole or in part, at any time at a price prior to June 15, 2019, equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Notwithstanding the immediately preceding sentence, the Company may redeem the 2014 Senior Notes (5-year), in whole or in part, at any time or from time to time on or after June 15, 2019 (one month prior to their maturity), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2014 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2014 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2014 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2014 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2014 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2014 Indenture, the 2014 Senior Notes (5-year) may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

The proceeds from both notes issued on July 16, 2014 were used for the aforementioned prepayment of the Series 2005-1 Notes in August 2014 and will also be used for general corporate purposes.

The Company has entered into interest rate swaps on the Series 2005-1 Notes, the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 6 above.

At September 30, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2014 Indenture, the 2012 Facility, the 2005 Agreement, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2014, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income	$1.8	$1.6	$5.1	$4.0
Expense on borrowings (1)	(38.8)	(23.9)	(90.5)	(65.4)
UTPs and other tax related liabilities (2)	(1.7)	(2.1)	(3.2)	(6.7)
Legacy Tax	0.7	—	0.7	—
Capitalized	0.3	—	0.4	—

Total	$(37.7)	$(24.4)	$(87.5)	$(68.1)

(1)	The three and nine months ended September 30, 2014 both include approximately $11 million in net costs related to the prepayment of the Series 2005-1 Notes.
(2)	The nine months ended September 30, 2014 amount includes $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Nine Months Ended September 30,
	2014	2013
Interest paid	$108.4	$78.7

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the Series 2005-1 Notes, the 2010 Senior Notes, and the 2014 Senior Notes (5-Year) which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes (1)	$—	$—	$310.3	$319.2
Series 2007-1 Notes	300.0	336.3	300.0	334.7
2010 Senior Notes (2)	495.9	559.9	497.8	536.6
2012 Senior Notes	496.8	527.6	496.5	497.0
2013 Senior Notes	497.4	538.0	497.2	501.2
2014 Senior Notes (5-Year) (3)	448.0	452.5	—	—
2014 Senior Notes (30-Year)	298.4	313.3	—	—

Total	$2,536.5	$2,727.6	$2,101.8	$2,188.7

(1)	The carrying amount for the Series 2005-1 Notes includes a $10.3 million fair value adjustment on an interest rate hedge at December 31, 2013
(2)	The carrying amount for the 2010 Senior Notes includes the unamortized discount of $2.0 million and $2.2 million in 2014 and 2013, respectively, and a reduction for a $2.1 million fair value adjustment on an interest rate hedge at September 30, 2014.
(3)	The carrying amount for the 2014 Senior Notes (5-Year) includes the unamortized discount of $0.7 million in 2014 and a $1.3 million reduction for a fair value adjustment on an interest rate hedge at September 30, 2014.

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

Following the global credit crisis of 2008, MIS and other credit rating agencies have been the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with regulatory standards. Moody’s has received subpoenas and inquiries from states attorneys general and other domestic and foreign governmental authorities and is responding to such investigations and inquiries.

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

On July 9, 2009, the California Public Employees’ Retirement System (“CalPERS”) filed an action in the Superior Court of California in San Francisco (the “Superior Court”) asserting two common-law causes of action, negligent misrepresentation and negligent interference with prospective economic advantage. The complaint named as defendants the Company, MIS, The McGraw-Hill Companies, Fitch, Inc., and various subsidiaries of Fitch, Inc. (CalPERS subsequently released the Fitch entities from the case). The action relates to the plaintiff’s purchase of securities issued by three structured investment vehicles (“SIVs”) known as Cheyne Finance, Sigma Finance, and Stanfield Victoria Funding. The plaintiff’s complaint seeks unspecified compensatory damages arising from alleged losses in connection with investments that purportedly totaled approximately $1.3 billion; in subsequent court filings, the plaintiff claimed to have suffered “unrealized losses” of approximately $779 million. The central allegation against the defendants is that the credit ratings assigned to the securities issued by the SIVs were inaccurate and that the methodologies used by the rating agencies had no reasonable basis. In August 2009, the defendants removed the action to federal court, but the case was remanded to state court in November 2009 based on a finding that CalPERS is an “arm of the State.” In April 2010, in response to a motion by the defendants, the Superior Court dismissed the claim for negligent interference with prospective economic advantage but declined to dismiss the claim for negligent misrepresentation. In October 2010, the defendants filed a special motion to dismiss the remaining negligent misrepresentation claim under California’s “anti-SLAPP” statute, which limits the maintenance of lawsuits based on speech on matters of public interest. In January 2012, the Superior Court denied the anti-SLAPP motion, ruling that, although the ratings qualify as protected speech activity under California law, the plaintiff had provided sufficient evidence in support of its claims to proceed. The defendants appealed this decision to the California Court of Appeal, which affirmed the Superior Court’s rulings in May 2014, and in September 2014, the Supreme Court of California declined to review the Court of Appeal’s decision. The action has been returned to the Superior Court, and discovery is likely to begin shortly.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of September 30, 2014, Moody’s has recorded liabilities for Legacy Tax Matters totaling $10.8 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

In the fourth quarter of 2013, certain Legacy Tax Matters were resolved, resulting in a $19.2 million reduction of Legacy Tax liabilities and a $3.6 million reduction of related accrued interest expense.

In the third quarter of 2014, a statute of limitations lapsed, resulting in a $6.4 million reduction of Legacy Tax liabilities and a $0.7 million reduction of related accrued interest expense.

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

In December 2013, a subsidiary of the Company acquired Amba, a provider of investment research and quantitative analytics for global financial institutions. Amba is part of the MA reportable segment and its revenue is included in the PS LOB. In July 2014, a subsidiary of the Company acquired WebEquity, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity is part of the MA reporting segment and its revenue is included in the ERS LOB.

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

	Three Months Ended September 30,
	2014				2013
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$565.4	$276.4	$(25.7)	$816.1	$497.7	$230.4	$(22.6)	$705.5
Operating, SG&A	260.8	208.1	(25.7)	443.2	235.6	177.6	(22.6)	390.6

Adjusted Operating Income	304.6	68.3	—	372.9	262.1	52.8	—	314.9

Less:
Depreciation and amortization	11.5	11.7	—	23.2	12.1	11.3	—	23.4

Operating income	$293.1	$56.6	$—	$349.7	$250.0	$41.5	$—	$291.5

	Nine Months Ended September 30,
	2014				2013
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,756.3	$776.2	$(75.7)	$2,456.8	$1,594.1	$665.2	$(66.0)	$2,193.3
Operating, SG&A	775.4	594.1	(75.7)	1,293.8	756.1	510.4	(66.0)	1,200.5

Adjusted Operating Income	980.9	182.1	—	1,163.0	838.0	154.8	—	992.8

Less:
Depreciation and amortization	34.3	34.3	—	68.6	34.9	35.2	—	70.1

Operating income	$946.6	$147.8	$—	$1,094.4	$803.1	$119.6	$—	$922.7

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
MIS:
Corporate finance (CFG)	$260.7	$233.0	$846.0	$754.2
Structured finance (SFG)	102.1	83.5	308.0	273.7
Financial institutions (FIG)	91.8	78.9	269.4	249.9
Public, project and infrastructure finance (PPIF)	88.5	82.7	267.2	258.8

Total external revenue	543.1	478.1	1,690.6	1,536.6

Intersegment royalty	22.3	19.6	65.7	57.5

Total	565.4	497.7	1,756.3	1,594.1

MA:
Research, data and analytics (RD&A)	146.8	133.7	432.4	393.6
Enterprise risk solutions (ERS)	81.1	64.4	208.1	177.6
Professional services (PS)	45.1	29.3	125.7	85.5

Total external revenue	273.0	227.4	766.2	656.7

Intersegment revenue	3.4	3.0	10.0	8.5

Total	276.4	230.4	776.2	665.2

Eliminations	(25.7)	(22.6)	(75.7)	(66.0)

Total MCO	$816.1	$705.5	$2,456.8	$2,193.3

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$449.1	$391.0	$1,335.8	$1,209.3
International:
EMEA	231.4	207.4	715.3	637.0
Asia-Pacific	79.3	62.1	237.8	205.8
Americas	56.3	45.0	167.9	141.2

Total International	367.0	314.5	1,121.0	984.0

Total	$816.1	$705.5	$2,456.8	$2,193.3

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU clarifies the current accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. The current accounting guidance does not explicitly address how to account for these types of award. The ASU provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions, and accordingly should not be reflected in the determination of the grant-date fair value of the award. This ASU is effective for all annual periods and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company currently accounts for transactions involving stock-based compensation awards with performance conditions in accordance with the provisions set forth in this ASU. Accordingly, the adoption of this update will not have an impact on the Company’s consolidated financial statements.

NOTE 17. SUBSEQUENT EVENTS

On October 21, 2014, the Board approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on December 10, 2014 to shareholders of record at the close of business on November 20, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 67 for a discussion of uncertainties, risks and other factors associated with these statements.

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

At July 31, 2014, the Company had six primary reporting units: two within the Company’s ratings business (one for the newly acquired ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, FSTC and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software licenses and subscriptions as well as related maintenance and implementation services. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. The Copal Amba reporting unit provides outsourced research and analytical services. On July 17, 2014, a subsidiary of the Company acquired WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity Solutions is part of the ERS reporting unit.

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

At July 31, 2014 the Company performed quantitative assessments of the FSTC and Copal Amba reporting units and qualitative assessments for all remaining reporting units. The qualitative analyses resulted in the Company determining that it was not more likely than not that the fair value of these reporting units was less than their carrying amounts. The most significant factors in these qualitative assessments were an assessment of actual to projected results and a comparison of projected results in the prior year compared to current year projection for each reporting unit. Additionally, the weighted average cost of capital (WACC) is assessed as well as the impact of various macroeconomic conditions and factors specific to the reporting unit that could impact future cash flows. No assessment was performed on the ICRA reporting unit due to the proximity of the acquisition date to the goodwill impairment assessment date. Accordingly, the carrying value of ICRA’s net assets acquired approximates fair value at July 31, 2014.

At July 31, 2014, the Company performed a quantitative analysis on the FSTC reporting unit due to the small amount of excess of fair value over net assets in the prior year and slower than anticipated growth in projected cash flows than was utilized in the quantitative assessment performed at July 31, 2013. This slower than anticipated growth in cash flows reflects various investment initiatives in the medium term for this business. The Company also performed a quantitative assessment on the Copal Amba reporting unit due to the acquisition of the Amba business subsequent to the July 31 impairment test dates so as to establish a base-line fair value. Both of these quantitative assessments resulted in no impairment to goodwill at July 31, 2014.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2014 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units. For the FSTC and Copal Amba reporting units, the fair value was calculated as of July 31, 2014. For all remaining reporting units excluding ERS, the fair value was calculated as of July 31, 2013, as there have been no qualitative factors that have resulted in the Company deeming it necessary to perform a quantitative assessment subsequent to this date. For ERS, the WebEquity price was added to the prior year fair value as the WebEquity purchase price approximated its fair value as of July 31, 2014 due to the proximity of the acquisition to the goodwill assessment date.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$48.5	$—	$—	$—	$—
RD&A	159.2	—	—	—	—
ERS	289.2	—	(21.9)	(83.7)	(145.4)
FSTC	99.8	(8.6)	(26.2)	(43.9)	(61.5)
Copal Amba	157.0	—	—	—	—
ICRA	246.6	*	*	*	*

Totals	$1,000.3	$(8.6)	$(48.1)	$(127.6)	$(206.9)

*	ICRA was excluded from the sensitivity analysis in the table above as it was acquired in June 2014. Due to the proximity of the acquisition date to the annual goodwill assessment date, the purchase price of the net assets acquired approximates their fair value at July 31, 2014.

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

Based on the July 31, 2013 valuation, the ERS reporting unit also carried some risk of potential impairment. Management of the ERS reporting unit continues to focus on expanding market penetration as well as enhancing the scalability of its products and services. This will reduce margins in the near term but is anticipated that it will enhance margins in the medium to long-term. Furthermore, the ERS sensitivity is impacted due to the WebEquity purchase price being equal to its net assets.

There could be a future goodwill impairment charge if FSTC fails or ERS significantly fails to meet its current financial plans.

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units as of the date of each reporting unit’s last quantitative test (July 31, 2014 for FSTC and Copal Amba; July 31, 2013 for the remaining reporting units excluding ICRA). ICRA has not yet been subject to a full quantitative impairment analysis due to the proximity of the acquisition of this entity to the annual goodwill impairment assessment date.

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

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of the date of last quantitative assessment for each reporting unit. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

•

Future cash flow assumptions —The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

•

WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10% to 11.5% as of the date of the last quantitative assessment for each reporting unit. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the last quantitative goodwill assessment for each reporting unit. For the FSTC reporting unit, an increase in the WACC of one percentage point would have resulted in the carrying value of the reporting unit exceeding its estimated fair value by approximately $2 million. For the remaining reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during the first nine months of 2014 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on continued growth, consistent with operating and strategic plans for the reporting unit where the intangible asset resides. Additionally, there were no events or circumstances during the first nine months of 2014 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

Reportable Segments

The Company is organized into two reportable segments at September 30, 2014: MIS and MA. The MIS segment is comprised of all of the Company’s ratings activities. All of Moody’s other non-rating commercial activities are included in the MA segment.

The MIS segment consists of four lines of business – CFG, SFG, FIG, and PPIF – that generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide.

The MA segment, which includes all of the Company’s non-rating commercial activities, develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS.

In December 2013, a subsidiary of the Company acquired Amba, a provider of investment research and quantitative analytics for global financial institutions. Amba is part of the MA reportable segment and its revenue is included in the PS LOB. In July 2014, a subsidiary of the Company acquired WebEquity, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity is part of the MA reporting segment and its revenue is included in the ERS LOB.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Executive Summary

Moody’s revenue in the third quarter of 2014 totaled $816.1 million, an increase of $110.6 million compared to 2013 and reflected strong growth in both MIS and MA. Total expenses increased $52.4 million compared to the third quarter of 2013 reflecting higher compensation and non-compensation costs of approximately $43 million and $9 million, respectively. Operating income of $349.7 million in the third quarter of 2014 increased $58.2 million compared to 2013 and resulted in an operating margin of 42.9%, compared to 41.3% in the prior year. Adjusted Operating Income of $372.9 million in the third quarter of 2014 increased $58.0 million compared to 2013, resulting in an Adjusted Operating Margin of 45.7% compared to 44.6% in the prior year period. Diluted EPS of $1.00 in the third quarter of 2014 increased $0.17 over 2013, and included a $0.03 benefit from a Legacy Tax Matter. Excluding the Legacy Tax benefit in the third quarter of 2014, Non-GAAP Diluted EPS in the third quarter of 2014 was $0.14 higher than the third quarter 2013 Diluted EPS of $0.83.

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$449.1	$391.0	15%
International:
EMEA	231.4	207.4	12%
Asia-Pacific	79.3	62.1	28%
Americas	56.3	45.0	25%

Total International	367.0	314.5	17%

Total	816.1	705.5	16%

Expenses:
Operating	236.7	203.5	(16%)
SG&A	206.5	187.1	(10%)
Depreciation and amortization	23.2	23.4	1%

Total	466.4	414.0	(13%)

Operating income	$349.7	$291.5	20%

Adjusted Operating Income (1)	$372.9	$314.9	18%

Interest income (expense), net	$(37.7)	$(24.4)	(55%)
Other non-operating income (expense), net	$16.4	$(3.6)	NM
Net income attributable to Moody’s	$215.2	$183.9	17%
Diluted EPS attributable to Moody’s common shareholders	$1.00	$0.83	20%
Non-GAAP EPS attributable to Moody’s common shareholders	$0.97	$0.83	17%

Operating margin	42.9%	41.3%
Adjusted Operating Margin (1)	45.7%	44.6%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,			% Change
	2014		2013
United States	3,033		2,798	8%
International	6,704	*	4,412	52%

Total	9,737		7,210	35%

*	Total as of September 30, 2014 includes approximately 2,200 staff from the acquisitions of ICRA and Amba which occurred on June 26, 2014 and December 10, 2013, respectively, and for which a majority are located in low cost jurisdictions.

Global revenue of $816.1 million in the third quarter of 2014 increased $110.6 million compared to 2013 reflecting strong growth in both reportable segments. The increase in ratings revenue reflects strong growth in CLO issuance coupled with growth in EMEA bank loans, U.S. investment-grade corporate debt (excluding a large $49 billion issuance in the telecommunications sector in the prior year) and banking-related issuance. The increase also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., as well as higher monitoring revenue. The growth in MA reflects higher revenue across all LOBs. The growth in RD&A resulted from solid demand for credit research and content licensing while the growth in ERS was driven by higher software subscription and service revenue as well as higher software maintenance fees. The growth in PS primarily reflects the acquisition of Amba in the fourth quarter of 2013. Transaction revenue accounted for 49% of global MCO revenue in the third quarter of 2014 compared to 47% in the third quarter of 2013.

U.S. revenue of $449.1 million in the third quarter of 2014 increased $58.1 million over the prior year, reflecting growth across all LOBs in both reportable segments.

Non-U.S. revenue increased $52.5 million compared to the third quarter of 2013, reflecting growth in both MIS and MA revenue across all regions.

Operating expenses were $236.7 million in the third quarter of 2014 and increased $33.2 million from 2013 primarily due to growth in compensation costs reflecting higher salaries and related employee benefits primarily resulting from increases in headcount as well as the impact of annual compensation increases. Also contributing to the increase in compensation costs are headcount from the acquisitions of Amba and WebEquity in the fourth quarter of 2013 and third quarter of 2014, respectively.

SG&A expenses of $206.5 million in the third quarter of 2014 increased $19.4 million from the prior year period primarily due to approximately $15 million in higher compensation costs. This increase primarily reflects higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the Amba and WebEquity acquisitions. Additionally, there were higher rent and occupancy costs of approximately $3 million reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide. Also, there were incremental non-compensation expenses from the Amba and WebEquity businesses acquired in the fourth quarter of 2013 and the third quarter of 2014, respectively.

Operating income of $349.7 million increased $58.2 million from the third quarter of 2013. Adjusted Operating Income was $372.9 million in the third quarter of 2014 and increased $58.0 million compared to 2013. Operating margin increased 160bps compared to the third quarter of 2013. Adjusted Operating Margin in the third quarter of 2014 of 45.7% increased 110bps compared to the prior year.

Interest income (expense), net in the third quarter of 2014 was ($37.7) million, a $13.3 million increase in expense compared to 2013. This increase is due to $14.9 million of higher interest on borrowings primarily reflecting approximately $11 million in net costs (net of a gain on the termination of an interest rate swap) related to the early repayment of the Series 2005-1 Notes. Also contributing to the increase was interest relating to the issuance of the 2013 Senior Notes in August 2013 as well as the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014. These increases were partially offset by lower interest on the Series 2005-1 Notes which were repaid in August 2014.

Other non-operating income (expense), net was $16.4 million in the third quarter of 2014, a $20.0 million increase in income compared to 2013. The increase in income is primarily due to approximately $8 million in FX gains in the third quarter of 2014 compared to FX losses of approximately $6 million in the prior year. The FX gains in the third quarter of 2014 were mainly due to the strengthening of the U.S. dollar to the euro and British pound for cash held in international jurisdictions. Also contributing to the increase in income was a $6.4 million benefit from a statute of limitations lapse relating to a Legacy Tax Matter in the third quarter of 2014.

The Company’s ETR was 33.5% in the third quarter of 2014, compared with 29.1% in 2013 with the increase primarily due to higher U.S. and non-U.S. taxes on foreign income in 2014 and certain discrete items that reduced the ETR in 2013.

Net Income in the third quarter of 2014, which included the aforementioned Legacy Tax benefit, was $215.2 million, or $1.00 per diluted share. This is an increase of $31.3 million, or $0.17 per diluted share, compared to 2013. Excluding the benefit relating to a Legacy Tax Matter in the third quarter of 2014, Non-GAAP Diluted EPS of $0.97 in the third quarter of 2014 was $0.14 higher than Diluted EPS of $0.83 in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$260.7	$233.0	12%
Structured finance (SFG)	102.1	83.5	22%
Financial institutions (FIG)	91.8	78.9	16%
Public, project and infrastructure finance (PPIF)	88.5	82.7	7%

Total external revenue	543.1	478.1	14%

Intersegment royalty	22.3	19.6	14%

Total MIS Revenue	565.4	497.7	14%

Expenses:
Operating and SG&A (external)	257.4	232.6	(11%)
Operating and SG&A (intersegment)	3.4	3.0	(13%)

Adjusted Operating Income	304.6	262.1	16%

Depreciation and amortization	11.5	12.1	5%

Operating income	$293.1	$250.0	17%

Adjusted Operating Margin	53.9%	52.7%
Operating margin	51.8%	50.2%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $543.1 million in the third quarter of 2014 increased $65.0 million compared to 2013 reflecting growth across all LOBs. The growth reflects higher rated issuance volumes for CLOs in the U.S. and EMEA and bank loans in EMEA as well as higher banking-related issuance. Also contributing to the growth were higher U.S. investment-grade rated issuance volumes (excluding a large $49 billion issuance in the telecommunications sector in 2013). Additionally, the growth reflects benefits from the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., and higher monitoring fee revenue. Transaction revenue for MIS was 60% and 59% in the third quarter of 2014 and 2013, respectively.

In the U.S., revenue was $329.1 million in the third quarter of 2014, an increase of $39.1 million compared to 2013 and reflected growth in rated issuance volumes for CLOs as well as growth in public finance issuance volumes. Also contributing to the increase were changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with higher monitoring fees in CFG.

Non-U.S. revenue was $214.0 million in the third quarter of 2014, an increase of $25.9 million compared to 2013 reflecting growth in high-yield corporate debt and bank loan revenue coupled with increases in banking revenue across all regions. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher monitoring fees in CFG. These increases were partially offset by declines in infrastructure finance rated issuance volumes in EMEA.

Global CFG revenue of $260.7 million in the third quarter of 2014 increased $27.7 million from 2013 and reflects changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with higher monitoring fee revenue across all regions due to growth in the number of outstanding rated entities. Additionally, the growth reflects higher U.S. investment-grade rated issuance volumes (excluding a large $49 billion issuance in the telecommunications sector in 2013) as well as growth in bank loan volumes in EMEA as issuers continue to take advantage of favorable market conditions. Transaction revenue represented 69% and 70% of total CFG revenue in the third quarter of 2014 and 2013, respectively. In the U.S., revenue was $163.9 million, or $12.1 million higher than the prior year. Internationally, revenue of $96.8 million increased $15.6 million compared to the prior year.

Global SFG revenue of $102.1 million in the third quarter of 2014 increased $18.6 million compared to 2013 primarily reflecting higher rated issuance volumes for CLOs in the U.S. and EMEA. This growth reflects growing liquidity needs from issuers as well as increased investor demand for this asset class. The growth over 2013 also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases. Transaction revenue was 59% of total SFG revenue in the third quarter of 2014 compared to 54% in the prior year. In the U.S., revenue of $70.0 million increased $16.4 million compared to the third quarter of 2013. Non-U.S. revenue in the third quarter of 2014 of $32.1 million increased $2.2 million compared to the prior year.

Global FIG revenue of $91.8 million in the third quarter of 2014 was $12.9 million higher compared to 2013 reflecting robust cross-border issuance from the financial sector in China as well as changes in the mix of fee type, new fee initiatives and pricing increases. Also contributing to the growth was higher insurance revenue in the U.S. reflecting insurers issuing debt to fund M&A activity, recapitalizations and share repurchases. Transaction revenue was 38% of total FIG revenue in the third quarter of 2014 compared to 30% in the same period in 2013. In the U.S. revenue was $37.7 million, or 9% higher than the prior year. Internationally, revenue was $54.1 million in the third quarter of 2014, or $9.9 million higher compared to 2013.

Global PPIF revenue was $88.5 million in the third quarter of 2014 and increased $5.8 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and pricing increases. The growth also reflects higher U.S. public finance rated issuance volumes compared to the prior year when U.S. municipal bond refunding volumes were suppressed as benchmark interest rates began to rise. These increases were partially offset by decreases in infrastructure finance revenue in EMEA reflecting declines in M&A activity as well as issuers in this region being currently well funded. Transaction revenue was 58% of total PPIF revenue in both the third quarter of 2014 and 2013. In the U.S., revenue in the third quarter of 2014 was $57.5 million, an increase of $7.6 million compared to 2013. Outside the U.S., PPIF revenue decreased $1.8 million compared to 2013.

Operating and SG&A expenses in the third quarter of 2014 increased $24.8 million compared to 2013 primarily reflecting higher compensation costs of approximately $20 million resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, the growth in compensation costs reflects higher incentive compensation due to higher projected achievement against full-year targeted results compared to the prior year coupled with headcount growth. Furthermore, there were higher rent and occupancy costs of approximately $3 million for additional leased floors at 7WTC coupled with various other global real estate expansion projects.

Adjusted Operating Income in the third quarter of 2014, which includes intersegment royalty revenue and intersegment expenses, was $304.6 million and increased $42.5 million compared to 2013. Operating income in the third quarter of 2014 was $293.1 million and increased $43.1 million compared to the prior year. Adjusted Operating Margin and operating margin were 53.9% and 51.8%, respectively, or 120bps and 160bps higher compared to the third quarter of 2013. The increase in both margins compared to the prior year reflects strong revenue growth outpacing growth in total operating expenses.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$146.8	133.7	10%
Enterprise risk solutions (ERS)	81.1	64.4	26%
Professional services (PS)	45.1	29.3	54%

Total external revenue	273.0	227.4	20%

Intersegment revenue	3.4	3.0	13%

Total MA Revenue	276.4	230.4	20%

Expenses:
Operating and SG&A (external)	185.8	158.0	(18%)
Operating and SG&A (intersegment)	22.3	19.6	(14%)

Adjusted Operating Income	68.3	52.8	29%

Depreciation and amortization	11.7	11.3	(4%)

Operating income	$56.6	$41.5	36%

Adjusted Operating Margin	24.7%	22.9%
Operating margin	20.5%	18.0%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $45.6 million compared to the third quarter of 2013, with growth across all LOBs. Recurring revenue comprised 73% and 78% of total MA revenue in the third quarter of 2014 and 2013, respectively.

In the U.S., revenue of $120.0 million in the third quarter of 2014 increased $19.0 million, and reflected growth across all LOBs. International revenue of $153.0 million in the third quarter of 2014 was $26.6 million higher than in 2013 also with growth across all LOBs.

Global RD&A revenue, which comprised 54% and 59% of total external MA revenue in the third quarter of 2014 and 2013, respectively, increased $13.1 million over the prior year period. The growth, which was most notable in the U.S. and EMEA, was primarily due to strength in credit research and content licensing, general market price increases and the favorable impact of changes in FX translation rates.

Global ERS revenue in the third quarter of 2014 increased $16.7 million over 2013, primarily due to growth in software subscriptions and services as well as higher software maintenance fees resulting from growing demand for ERS products and services in the banking and insurance industries. The growth over the prior year also reflects revenue from the acquisition of WebEquity in the third quarter of 2014. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements.

Revenue from PS increased $15.8 million compared to the third quarter of 2013 with a substantial portion of the growth relating to the acquisition of Amba in the fourth quarter of 2013 coupled with higher revenue from the FSTC business.

Operating and SG&A expenses in the third quarter of 2014 increased $27.8 million compared to 2013. The expense growth reflects an approximate $23 million increase in compensation costs primarily due to higher headcount to support business growth and from the acquisition of Amba and WebEquity as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, annual merit increases and higher incentive compensation reflecting greater projected achievement against full-year targeted results compared to the prior year contributed to the growth in compensation costs. The increase also reflects an approximate $5 million increase in non-compensation expenses reflecting higher consulting costs for continued investment in IT infrastructure as well as costs for product development and project delivery in ERS. The increase in non-compensation costs also reflects higher variable costs to support business growth. Furthermore, the growth in non-compensation expenses is due to higher rent and occupancy costs reflecting additional floors at 7WTC as well as various other real estate expansion projects worldwide. These increases in non-compensation expenses were partially offset by lower contingent consideration costs related to the acquisition of Copal.

Adjusted Operating Income was $68.3 million in the third quarter of 2014 and increased $15.5 million compared to the same period in 2013. Operating income of $56.6 million in the third quarter of 2014 increased $15.1 million compared to the same period in 2013. Adjusted Operating Margin for the third quarter of 2014 was 24.7%, compared to 22.9% in 2013. Operating margin was 20.5% compared to 18.0% in the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Executive Summary

Moody’s revenue in the first nine months of 2014 totaled $2,456.8 million, an increase of $263.5 million compared to 2013 and reflected growth in both MIS and MA. Total expenses increased $91.8 million compared to the prior year reflecting higher compensation costs of approximately $120 million primarily relating to headcount growth and annual compensation increases coupled with higher incentive compensation reflecting higher projected achievement against full-year targeted results through the first nine months of 2014 compared to the same period in 2013. The expense growth also reflects a $12 million increase in rent and occupancy costs reflecting additional floors at 7WTC and other global real estate expansion initiatives. These increases in expenses were partially offset by a litigation settlement charge in the prior year for the settlement of two matters related to structured finance transactions rated by MIS, as more fully discussed in Moody’s Form 10-K for the year ended December 31, 2013. Operating income of $1,094.4 million increased $171.7 million compared to 2013 and resulted in an operating margin of 44.5%, compared to 42.1% in the prior year. Adjusted Operating Income of $1,163.0 million in the first nine months increased $170.2 million compared to 2013, resulting in an Adjusted Operating Margin of 47.3% compared to 45.3% in the prior year period. Both the operating margin and Adjusted Operating Margin in 2013 included the aforementioned litigation settlement charge. Diluted EPS of

$3.48 in the first nine months of 2014, which included $0.36 for the ICRA Gain as well as a $0.03 benefit from a Legacy Tax Matter, increased $0.82 over 2013, which included a $0.14 charge related to the aforementioned litigation settlement. Excluding both the ICRA Gain and the benefit from the Legacy Tax Matter in 2014 as well as the litigation settlement charge in 2013, Non-GAAP Diluted EPS in the first nine months of 2014 of $3.09 was $0.29 higher than first nine months of 2013 Non-GAAP Diluted EPS of $2.80.

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$1,335.8	$1,209.3	10%

International:
EMEA	715.3	637.0	12%
Asia-Pacific	237.8	205.8	16%
Americas	167.9	141.2	19%

Total International	1,121.0	984.0	14%

Total	2,456.8	2,193.3	12%

Expenses:
Operating	674.8	601.4	(12%)
SG&A	619.0	599.1	(3%)
Depreciation and amortization	68.6	70.1	2%

Total	1,362.4	1,270.6	(7%)

Operating income	$1,094.4	$922.7	19%

Adjusted Operating Income (1)	$1,163.0	$992.8	17%

Interest income (expense), net	$(87.5)	$(68.1)	(28%)
Other non-operating income (expense), net	$15.5	$12.9	20%
ICRA Gain	$102.8	$—	NM
Net income attributable to Moody’s	$752.4	$597.8	26%
Diluted EPS attributable to Moody’s common shareholders	$3.48	$2.66	31%
Non-GAAP EPS attributable to Moody’s common shareholders	$3.09	$2.80	10%

Operating margin	44.5%	42.1%
Adjusted Operating Margin (1)	47.3%	45.3%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $2,456.8 million in 2014 increased $263.5 million compared to 2013 reflecting growth in both MIS and MA. The increase in ratings revenue reflects growth in rated issuance volumes for CLOs and bank loans as well as higher banking-related issuance. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as growth in monitoring fees. The growth in MA reflects higher revenue across all LOBs. The growth in PS reflected revenue from the fourth quarter 2013 acquisition of Amba as well as growth from the Copal business. The growth in RD&A resulted from solid demand for credit research and content licensing. The growth in ERS was driven by higher revenue from software subscriptions and services as well as software maintenance fees coupled with revenue from the acquisition of WebEquity in the third quarter of 2014. Transaction revenue accounted for 50% of global MCO revenue in both the first nine months of 2014 and 2013. These increases were partially offset by declines in rated issuance volumes for public finance in the U.S.

U.S. revenue of $1,335.8 million in the first nine months of 2014 increased $126.5 million over the prior year, reflecting growth in rated issuance volumes for bank loans and CLOs as well as changes in the mix of fee type, new fee initiatives and certain pricing increases. Also contributing to the growth were higher monitoring fees as well as higher rated issuance volumes for investment grade-corporate debt (excluding a large $49 billion issuance in the telecommunications sector in 2013). Furthermore, the increase reflects growth across all LOBs within MA. These increases were partially offset by declines in public finance reflecting a decrease in refunding volumes compared to the prior year as well as declines in banking-related revenue which is primarily due to an unfavorable shift in issuance mix.

Non-U.S. revenue increased $137.0 million compared to the first nine months of 2013, reflecting growth across all regions in both reportable segments. The most notable growth in the MIS segment reflected higher speculative-grade corporate debt and bank loan rated issuance volumes in EMEA coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the non-U.S. growth within MA reflected increases in RD&A revenue in EMEA as well as higher ERS revenue in the EMEA and the Americas regions. Non-U.S. PS revenue in MA increased primarily due to the acquisition of Amba in the fourth quarter of 2013.

Operating expenses were $674.8 million in the first nine months of 2014 and increased $73.4 million from 2013 primarily due to an approximate $70 million increase in compensation costs reflecting higher salaries and related employee benefits resulting from growth in headcount as well as the impact of annual compensation increases. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater projected achievement against full-year targeted results compared to the prior year as well as higher headcount related to the acquisitions of Amba and WebEquity in the fourth quarter of 2013 and third quarter of 2014, respectively.

SG&A expenses of $619.0 million in the first nine months of 2014 increased modestly compared to the prior year period reflecting higher compensation and non-compensation expenses partially offset by the first quarter 2013 litigation settlement charge relating to two matters regarding structured finance transactions rated by MIS, as more fully discussed in Moody’s Form 10-K for the year ended December 31, 2013. The growth in compensation costs of approximately $50 million was primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater projected achievement against full-year targeted results compared to the prior year coupled with headcount growth. Additionally, there were higher rent and occupancy costs reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide as well as incremental non-compensation expenses from the Amba and WebEquity businesses acquired in the fourth quarter of 2013 and third quarter of 2014, respectively.

Operating income of $1,094.4 million increased $171.7 million from the first nine months of 2013. Adjusted Operating Income was $1,163.0 million in the first nine months of 2014 and increased $170.2 million compared to 2013. Operating margin increased 240bps compared to the first nine months of 2013. Adjusted Operating Margin in the first nine months of 2014 of 47.3% increased 200bps compared to the prior year. The increase in operating margin and Adjusted Operating Margin is primarily due to the aforementioned litigation settlement charge in 2013 which negatively impacted the prior year margins.

Interest income (expense), net in the first nine months of 2014 was ($87.5) million, a $19.4 million increase in net expense compared to 2013. This increase is primarily due to approximately $25 million in higher interest on borrowings which includes approximately $11 million in net costs (net of a gain on the settlement of an interest rate swap) relating to the early repayment of the Series 2005-1 Notes. Also contributing to the increase was interest relating to the issuance of the 2013 Senior Notes in August 2013 as well as the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014. Partially offsetting the increase in expense was an approximate $2 million reversal of interest on UTPs in the first quarter of 2014 relating to the favorable resolution of certain international tax matters.

Other non-operating income (expense), net was $15.5 million in the first nine months of 2014, a $2.6 million increase in income compared to 2013 and reflected $6.4 million in benefits related to a statute of limitations lapse for a Legacy Tax Matter. Partially offsetting this increase in income were lower FX gains in 2014 of approximately $5 million compared to 2013. The FX gains in 2014 were primarily due to the strengthening of the U.S. dollar to the euro, British pound and Russian ruble relating to U.S. denominated assets held in international jurisdictions. The FX gains in 2013 primarily related to the strengthening of the euro to the British pound in the first nine months of the prior year.

The Company’s ETR was 32.0% in the first nine months of 2014, up from 30.1% in 2013 with the increase primarily due to higher U.S. and non-U.S. taxes on foreign income. The 2014 ETR included a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters. The prior year ETR included a benefit related to U.S. tax legislation enacted in early 2013 which retroactively extended certain tax benefits to the 2012 tax year and prospectively extended these benefits to the 2013 tax year as well as tax benefits on the aforementioned litigation settlement.

Net Income in the first nine months of 2014, which included $78.5 million for the ICRA Gain as well as a $6.4 million benefit related to the aforementioned Legacy Tax Matter, was $752.4 million, or $3.48 per diluted share. This is an increase of $154.6 million, or $0.82 per diluted share, compared to 2013, which included a $0.14 charge related to the settlement of certain legal matters. Excluding the ICRA Gain and benefit from the Legacy Tax Matter in 2014 as well as the charge for the litigation settlement in the prior year, Non-GAAP Diluted EPS of $3.09 in the first nine months of 2014 was $0.29 higher than Non-GAAP Diluted EPS of $2.80 in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$846.0	$754.2	12%
Structured finance (SFG)	308.0	273.7	13%
Financial institutions (FIG)	269.4	249.9	8%
Public, project and infrastructure finance (PPIF)	267.2	258.8	3%

Total external revenue	1,690.6	1,536.6	10%

Intersegment royalty	65.7	57.5	14%

Total MIS Revenue	1,756.3	1,594.1	10%

Expenses:
Operating and SG&A (external)	765.4	747.6	(2%)
Operating and SG&A (intersegment)	10.0	8.5	(18%)

Adjusted Operating Income	980.9	838.0	17%

Depreciation and amortization	34.3	34.9	2%

Operating income	$946.6	$803.1	18%

Adjusted Operating Margin	55.9%	52.6%
Operating margin	53.9%	50.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,690.6 million in the first nine months of 2014 increased $154.0 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with higher rated issuance volumes for bank loans and CLOs as well as higher banking-related issuance. The growth over 2013 also reflects higher monitoring fees across all regions. These increases were partially offset by declines in rated issuance volumes in U.S. public finance. Transaction revenue for MIS was 62% in both the first nine months of 2014 and 2013.

In the U.S., revenue was $997.3 million in the first nine months of 2014, an increase of $81.0 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance volumes for CLOs. Additionally, a favorable shift in issuance mix in infrastructure finance, higher rated issuance volumes for investment-grade corporate debt (excluding a large $49 billion issuance in the telecommunications sector in 2013) and higher monitoring fees contributed to the revenue growth. These increases were partially offset by lower refunding volumes in the public finance sector as well as declines in rated issuance volumes from high-yield corporate debt. Also, the increases were partially offset by unfavorable issuance mix in the banking sector.

Non-U.S. revenue was $693.3 million in the first nine months of 2014, an increase of $73.0 million compared to 2013. The growth reflects higher speculative-grade corporate debt, bank loan and CLO rated issuance volumes in EMEA as well as higher banking-related issuance volumes in EMEA and Asia Pacific. The growth over 2013 also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the growth reflects higher monitoring fees resulting from an expanding base of monitored instruments. Partially offsetting these increases were declines in investment-grade corporate debt revenue in the EMEA region as well as declines in SFG revenue in the Asia-Pacific region across most asset classes.

Global CFG revenue of $846.0 million in the first nine months of 2014 increased $91.8 million from 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The growth also reflects higher rated issuance volumes for bank loans resulting from increased M&A activity combined with increased investor appetite for higher-yielding variable rate fixed income securities. Additionally, the increase over 2013 is due to higher rated issuance volumes in the U.S. for investment-grade corporate debt (excluding a large $49 billion issuance in the telecommunications sector in 2013) reflecting continued favorable market conditions. Monitoring and program fee revenue also contributed to the revenue growth in all regions due to a higher number of outstanding rated entities. Partially offsetting these increases was a decline in high-yield corporate debt issuance in the U.S. and investment-grade revenue in EMEA in the first nine months of 2014 compared to robust refinancing issuance volumes in the prior year. Transaction revenue represented 72% of total CFG revenue in the first nine months of 2014, compared to 74% in the prior year period. In the U.S., revenue in the first nine months of 2014 was $517.8 million, or $51.7 million higher than the prior year. Internationally, revenue of $328.2 million in the first nine months of 2014 increased $40.1 million compared to the prior year.

Global SFG revenue of $308.0 million in the first nine months of 2014 increased $34.3 million compared to 2013 primarily due to higher rated issuance volumes for CLOs in the U.S. and EMEA. The growth reflects growing liquidity needs from issuers as well as increased investor demand for this asset class. Also contributing to the growth was an increase in the number of rated U.S. CMBS and REIT deals as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases.

Transaction revenue was 60% of total SFG revenue in the first nine months of 2014 compared to 58% in the prior year. In the U.S., revenue of $205.5 million increased $30.3 million compared to the first nine months of 2013. Non-U.S. revenue in the first nine months of 2014 of $102.5 million increased $4.0 million compared to the prior year.

Global FIG revenue of $269.4 million in the first nine months of 2014 was $19.5 million higher compared to 2013 due to changes in the mix of fee type, new fee initiatives and pricing increases as well as higher banking-related issuance in the Asia-Pacific and EMEA regions. Also contributing to the increase was higher issuance activity in the managed investments sector in the U.S. Partially offsetting these increases was a decline in U.S. banking revenue which reflected an unfavorable shift in issuance mix. Transaction revenue was 36% of total FIG revenue in the first nine months of 2014 compared to 35% in the same period in 2013. In the U.S., revenue was $107.2 million, or flat compared to the prior year. Internationally, revenue was $162.2 million in the first nine months of 2014, or $18.9 million higher compared to 2013.

Global PPIF revenue was $267.2 million in the first nine months of 2014 and increased $8.4 million compared to 2013. The growth reflects changes in the mix of fee type, new fee initiatives and pricing increases partially offset by lower U.S. public finance refunding volumes due to higher benchmark interest rates. Transaction revenue was 58% of total PPIF revenue for the first nine months of 2014 compared to 61% in the prior year. In the U.S., revenue in the first nine months of 2014 was $166.8 million and decreased $1.6 million compared to 2013. Outside the U.S., PPIF revenue increased $10.0 million compared to 2013.

Operating and SG&A expenses in the first nine months of 2014 increased $17.8 million compared to 2013 primarily reflecting higher compensation costs of approximately $60 million resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, the increase in compensation costs reflects higher incentive compensation resulting from greater projected achievement against full-year targeted results compared to the prior year as well as headcount increases. Also, there were higher non-compensation costs in the first nine months of 2014 to support the Company’s IT systems and infrastructure as well as higher rent and occupancy costs for additional leased floors at 7WTC coupled with various other global real estate expansion projects. These increases were partially offset by a litigation settlement charge in 2013 regarding two structured finance transactions rated by MIS as more fully discussed in Moody’s Form 10-K for the year ended December 31, 2013.

Adjusted Operating Income and operating income in the first nine months of 2014, which includes intersegment royalty revenue and intersegment expenses, were $980.9 million and $946.6 million, respectively, and increased $142.9 million and $143.5 million, respectively, compared to 2013. Adjusted Operating Margin and operating margin were 55.9% and 53.9%, respectively, or 330bps and 350bps higher than the prior year respectively. The increase in both margins compared to the prior year is primarily due to the aforementioned litigation settlement charge in the first nine months of 2013.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$432.4	$393.6	10%
Enterprise risk solutions (ERS)	208.1	177.6	17%
Professional services (PS)	125.7	85.5	47%

Total external revenue	766.2	656.7	17%

Intersegment revenue	10.0	8.5	18%

Total MA Revenue	776.2	665.2	17%

Expenses:
Operating and SG&A (external)	528.4	452.9	(17%)
Operating and SG&A (intersegment)	65.7	57.5	(14%)

Adjusted Operating Income	182.1	154.8	18%

Depreciation and amortization	34.3	35.2	3%

Operating income	$147.8	$119.6	24%

Adjusted Operating Margin	23.5%	23.3%
Operating margin	19.0%	18.0%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $109.5 million compared to the first nine months of 2013, with growth across all LOBs. Recurring revenue comprised 76% and 80% of total MA revenue in the first nine months of 2014 and 2013, respectively.

In the U.S., revenue of $338.5 million in the first nine months of 2014 increased $45.5 million, and reflected growth across all LOBs. International revenue of $427.7 million in the first nine months of 2014 was $64.0 million higher than in 2013.

Global RD&A revenue, which comprised 56% and 60% of total external MA revenue in the first nine months of 2014 and 2013, respectively, increased $38.8 million over the prior year period. The growth, which was most notable in the U.S. and EMEA, was primarily due to increases in credit research and content licensing as well as general market price increases and the favorable impact of changes in FX translation rates.

Global ERS revenue in the first nine months of 2014 increased $30.5 million over 2013, primarily due to growth in software subscriptions and services as well as higher software maintenance fees resulting from growing demand for ERS products and services in the banking and insurance industries. The revenue growth also reflects the acquisition of WebEquity in the third quarter of 2014. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements.

Revenue from PS increased $40.2 million compared to the first nine months of 2013 with approximately 80% of the growth reflecting revenue from the acquisition of Amba in the fourth quarter of 2013. In addition to the acquisition of Amba, the growth reflects higher revenue from Copal reflecting further penetration into the market for outsourced research and analytical services as well as growth in the FSTC business.

Operating and SG&A expenses in the first nine months of 2014 increased $75.4 million compared to 2013. The expense growth reflects an approximate $60 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue- split methodology. Headcount from the fourth quarter 2013 acquisition of Amba and the third quarter 2014 acquisition of WebEquity as well as annual merit increases also contributed to the compensation expense growth. The growth in compensation costs also reflects higher incentive compensation due to higher projected achievement against full-year targeted results compared to the prior year. The increase also reflects an approximate $15 million increase in non-compensation expenses due to higher consulting costs for continued investment in IT infrastructure as well as costs related to ERS product development and project delivery. Furthermore, there was an increase in rent and occupancy costs of approximately $5 million reflecting additional floors at 7WTC as well as various other real estate expansion projects worldwide. Also, the expense growth reflected additional non-compensation costs related to the acquisitions of Amba and WebEquity. These increases were partially offset by approximately $6 million in lower contingent consideration costs relating to the Copal acquisition.

Adjusted Operating Income was $182.1 million in the first nine months of 2014 and increased $27.3 million compared to the same period in 2013. Operating income of $147.8 million in the first nine months of 2014 increased $28.2 million compared to the same period in 2013. Adjusted Operating Margin for the first nine months of 2014 was 23.5%, compared to 23.3% in 2013. Operating margin was 19.0% compared to 18.0% in the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2014	2013
Net cash provided by operating activities	$709.8	$653.5	$56.3
Net cash used in investing activities	$(244.6)	$(222.8)	$(21.8)
Net cash used in financing activities	$(393.4)	$(343.2)	$(50.2)
Free Cash Flow*	$653.0	$622.5	$30.5

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The $56.3 million increase in net cash flows provided by operating activities primarily reflected:

•	an increase in net income of $158.3 million which was partially offset by the net-of-tax non-cash ICRA Gain of $78.5 million;

•

an approximate $64 million increase primarily relating to higher incentive compensation payouts in 2013 compared to 2014 which reflected greater achievement against full-year targeted results in 2012 compared to achievement in 2013;

Partially offset by:

•

a $38.7 million decrease in cash flow from changes in accounts receivable balances primarily reflecting an increase in accounts receivable balances in the first nine months of 2014 compared to 2013. The increase in accounts receivable balances primarily reflects growth in MIS rated issuance volumes. Approximately 32% and 29% of the Company’s accounts receivable balance at September 30, 2014 and 2013, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

•

a $26.3 million decrease relating to changes in UTPs and other non-current tax liabilities which includes a non-cash reduction in UTPs in the first quarter of 2014 resulting from the favorable resolution of international tax matters;

•	an approximate $26 million decrease due to the timing of income tax payments.

The remaining increase in cash flow is due to changes in various other assets and liabilities.

Net cash used in investing activities

The $21.8 million increase in cash used in investing activities is primarily due to:

•

an increase in capital additions of $25.8 million which reflects ongoing initiatives to enhance the Company’s IT infrastructure as well as costs relating to the build-out of additional leased space at 7WTC;

•

cash paid, net of cash acquired, of $80.5 million to acquire additional equity shares of ICRA Limited. The acquisition of these additional shares resulted in the Company obtaining a controlling interest in ICRA. The amount in 2014 also includes $130.0 million in net cash paid for the acquisition of WebEquity;

Partially offset by:

•	a decrease of $214.5 million in net sales of short-term investments reflecting higher prior year purchases of short-term investments with excess non-U.S. cash.

Net cash used in financing activities

The $50.2 million increase in cash used in financing activities was attributed to:

•	treasury shares repurchased of $780.2 million in the first nine months of 2014 compared to $747.6 million repurchased in the prior year period;

•	higher dividends paid to MCO shareholders of $34.5 million reflecting $0.84 per share paid in the first nine months of 2014 compared to $0.65 per share paid in the same period of the prior year.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.1 billion at September 30, 2014 consisted of approximately $1.4 billion located outside of the U.S., of which approximately 52% is denominated in euros and British pounds. Approximately 93% of the cash and cash equivalents and short-term investments in the

Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At September 30, 2014, Moody’s had $2.5 billion of outstanding debt and $1.0 billion of additional capacity available under the 2012 Facility. At September 30, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. The 2012 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, and the 2014 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2014, there were no such cross defaults.

On July 16, 2014, the Company issued $450 million aggregate principal amount of unsecured notes in a public offering. The notes bear interest at 2.75% and mature on July 15, 2019. Also on July 16, 2014, the Company issued $300 million aggregate principal amount of unsecured notes in a public offering. The $300 million notes bear interest at 5.25% and mature on July 15, 2044. The Company used the proceeds to retire the Series 2005-1 Notes and will use the remaining proceeds for general corporate purposes. The Company entered into interest rate swaps with a total notional amount of $250 million to convert the fixed interest rate on a portion of the $450 million unsecured notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of a portion of the $450 million unsecured notes.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	Total
2014 (after September 30,)	$—	$—	$—	$—	$—	$—	$—
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	300.0	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—
Thereafter	—	500.0	500.0	500.0	450.0	300.0	2,250.0

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$300.0	$2,550.0

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In October 2014, the Board of Directors of the Company declared a quarterly dividend of $0.28 per share of Moody’s common stock, payable on December 10, 2014 to shareholders of record at the close of business on November 20, 2014. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 12, 2013, the Board approved $1.0 billion of share repurchase authority. At September 30, 2014, the Company had approximately $4 million of share repurchase authority remaining under this program, which does not have an established expiration. On February 11, 2014, the Board approved an additional $1.0 billion of share repurchase authority which will be utilized once the February 12, 2013 authorization is exhausted. Full-year 2014 total share repurchases are expected to be up to $1.25 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

As part of the Copal acquisition in November 2011, Moody’s and the non-controlling shareholders entered into a put/call arrangement whereby the noncontrolling shareholders have the option to sell the portion of Copal that Moody’s does not currently own and Moody’s has the option to purchase this portion from the noncontrolling shareholders. The exercise price of this option was valued at $68 million at the time of acquisition and will fluctuate based on the entity’s financial results subject to a floor exercise price of approximately $46 million. In connection with the acquisition of Amba in December 2013, the revenue and EBITDA multiples set forth in the original put/call option agreement were modified to include the results of Amba. The redemption value of this redeemable noncontrolling interest was $137.6 million at September 30, 2014. There is no limit as to the amount of the strike price on the put/call option. In the third quarter of 2014, the Company notified the non-controlling shareholders that it plans to exercise its call option to acquire the remaining interest in Copal Amba that it does not currently own which is expected to settle in the fourth quarter of 2014. In accordance with the terms of the put/call agreement, the Company will be required to pay a 25% premium to the formulaic redemption value. The exercise of the call option will also trigger the payment of contingent consideration to the Copal Amba minority shareholders of approximately $11 million which will be paid upon the settlement of the call option.

On February 6, 2008, the Company entered into a 17.5 year operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The total base rent of the Canary Wharf Lease over its 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of September 30, 2014 are approximately £102 million, of which approximately £8 million will be paid in the next twelve months.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2014, including the aforementioned rent credits, are approximately $455 million, of which approximately $31 million will be paid during the next twelve months.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total remaining net commitment for this lease is approximately $63 million. The lease became effective in January 2014 and the net cash outlay during the next twelve months will be immaterial.

Off-Balance Sheet Arrangements

At September 30, 2014, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2014:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$3,657.4	$111.8	$523.0	$634.7	$2,387.9
Operating lease obligations	830.2	82.5	145.4	135.3	467.0
Purchase obligations	103.1	56.3	46.8	—	—
Contingent consideration related to acquisitions (2)	13.3	11.0	2.3	—	—
Pension obligations (3)	131.0	27.7	11.1	36.6	55.6

Total (4)	$4,735.0	$289.3	$728.6	$806.6	$2,910.5

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year) and the 2012 Facility as described in Note 13 to the condensed consolidated financial statements.
(2)	The amount in the “less than 1 year” category reflects an $11.0 million contingent consideration obligation related to the Copal acquisition. Additionally, the amount in the “1-3 years” category reflects a $2.3 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.
(3)	Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements
(4)	The table above does not include the Company’s net long-term tax liabilities of $238.5 million relating to UTP and Legacy Tax Matters plus accrued interest, since the expected cash outflow of such amounts by period cannot be reasonably estimated. In addition, the table above does not include the $137.6 million Redeemable Noncontrolling Interest. As discussed, in the “Other Material Future Cash Requirements” section of this MD&A above, the Company notified the non-controlling shareholders that it plans to exercise its call option to acquire the remaining portion of Copal Amba that it does not currently own which is expected to settle in the fourth quarter of 2014. The ultimate payment that will be made to the sellers has not yet been finalized as of the filing of this Form 10Q.

Dividends

On October 21, 2014, the Board approved the declaration of a quarterly dividend of $0.28 per share of Moody’s common stock, payable on December 10, 2014 to shareholders of record at the close of business on November 20, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income	$349.7	$291.5	$1,094.4	$922.7
Adjustments:
Depreciation and amortization	23.2	23.4	68.6	70.1

Adjusted Operating Income	$372.9	$314.9	$1,163.0	$992.8

Operating Margin	42.9%	41.3%	44.5%	42.1%
Adjusted Operating Margin	45.7%	44.6%	47.3%	45.3%

Full-Year Ended December 31, 2014
Operating margin guidance	42% - 43%
Depreciation and amortization	3%

Adjusted Operating Margin guidance	45% - 46%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of a litigation settlement charge in the first quarter of 2013, the ICRA Gain in the second quarter of 2014 and the Legacy Tax benefit in the third quarter of 2014 to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted EPS - GAAP	$1.00	$0.83	$3.48	$2.66
ICRA Gain	—	—	(0.36)	—
Legacy Tax benefit	(0.03)	—	(0.03)	—
Impact of litigation settlement	—	—	—	0.14

Diluted EPS - Non-GAAP	$0.97	$0.83	$3.09	$2.80

Projected Full Year Ended December 31, 2014
Diluted EPS guidance - GAAP	$4.34 - 4.44
ICRA Gain	(0.36)
Legacy Tax benefit	(0.03)

Diluted EPS guidance - Non-GAAP	$3.95 - 4.05

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

	Nine months ended September 30,
	2014	2013
Net cash flows provided by operating activities	$709.8	$653.5
Capital additions	(56.8)	(31.0)

Free cash flow	$653.0	$622.5

Net cash used in investing activities	$(244.6)	$(222.8)
Net cash used in financing activities	$(393.4)	$(343.2)

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

Full-year 2014 Moody’s Corporation guidance
MOODY’S CORPORATION	Current guidance as of the filing of this Form 10Q	Guidance as of September 30, 2014
Revenue	growth in the low-double-digit percent range	NC
Operating expenses	growth in the high-single-digit percent range	NC
Growth in compliance and regulatory expense	Less than $5 million	NC
Depreciation & amortization	Approximately $100 million	NC
Operating margin	42% to 43%	NC
Adjusted operating margin	45% to 46%	NC
Effective tax rate	Approximately 33%	NC
Non-GAAP EPS*	$3.95 to $4.05	NC
Capital expenditures	Approximately $90 million	NC
Free cash flow	Approximately $900 million	NC
Share repurchases	Up to $1.25 billion (subject to available cash, market conditions and other ongoing capital allocation decisions)	NC

Full-year 2014 revenue guidance
MOODY’S INVESTORS SERVICE	Current guidance as of the filing of this Form 10Q	Guidance as of September 30, 2014
MIS global	growth in the high-single-digit percent range	NC
MIS U.S.	growth in the high-single-digit percent range	NC
MIS Non-U.S.	growth of approximately 10%	growth in the low-double-digit percent range
CFG	growth of approximately 10%	growth in the low-double-digit percent range
SFG	growth in the high-single-digit percent range	growth of approximately 10%
FIG	growth in the mid-single-digit percent range	NC
PPIF	growth in the mid-single-digit percent range	growth in the high-single-digit percent range
MOODY’S ANALYTICS
MA global	growth in the mid-teens percent range	NC
MA U.S.	growth in the low-double-digit percent range	NC
MA Non-U.S.	growth in the high-teens percent range	NC
RD&A	growth in the high-single-digit percent range	NC
ERS	growth in the mid-teens percent range	NC
PS	growth of approximately 40%	NC

NC-There is no difference between the Company’s current guidance and the last publicly disclosed guidance for this item.

*	Full-Year 2014 GAAP Diluted EPS guidance is $4.34 to $4.44 and includes the $0.36 ICRA Gain and the $0.03 Legacy Tax benefit

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU clarifies the current accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. The current accounting guidance does not explicitly address how to account for these types of award. The ASU provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions, and accordingly should not be reflected in the determination of the grant-date fair value of the award. This ASU is effective for all annual periods and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company currently accounts for transactions involving stock-based compensation awards with performance conditions in accordance with the provisions set forth in this ASU. Accordingly, the adoption of this update will not have an impact on the Company’s consolidated financial statements.

Contingencies

Legal proceedings in which the company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - “Financial Statements”, Note 14 “Contingencies.”

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

In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework which is a compilation of three sets of legislative actions. In 2009, the EU established an oversight regime for the CRA industry commonly referred to as CRA1. CRA1, which required the registration, formal regulation and periodic inspection of CRAs operating in the EU, became fully effective in September 2010. MIS applied for registration in August 2010 and was granted registration in October 2011. In January 2011, CRA2 established the European Securities and Markets Authority. ESMA has had direct supervisory responsibility for the registered CRA industry throughout the EU since July 2011.

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

Certain of the provisions of CRA3 are subject to further rule-making. In September 2014, the Commission endorsed rules covering two areas of direct relevance to the CRA industry: 1) CRAs’ reporting requirements to ESMA on their fees; and 2) the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). The Commission-endorsed rules have been presented to the EU Parliament and Council for final adoption. It is expected that the full process will conclude by the first quarter of 2015.

In August 2014, the SEC voted to adopt its final rules for NRSROs as required by the Financial Reform Act. The final rules track closely to the proposed rules which had been published in 2011. There are, however, some modifications to earlier proposals. These include additional measures regarding: (i) sales and marketing activities; and (ii) the design and enforcement of internal controls for the rating process. In anticipation of the final rules, the Company has made substantial IT and other investments over the past several years. Consequently, the Company will be in a position to implement the relevant compliance obligations by the set deadlines, generally ranging from 60 days to 9 months following the September 15, 2014 publication of the final rules in the Federal Register.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-Q, including in the sections entitled “2014 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 40 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

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

For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 14 “Contingencies” in this Form 10-Q and in the Company’s Form 10-Q filed for the quarter ended June 30, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2014

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (1)
July 1 - 31	490,541	$89.64	490,541	$	1,280.4 million
August 1 - 31	1,506,204	$90.31	1,504,335	$	1,144.5 million
September 1 - 30	1,493,243	$94.21	1,493,243	$	1,003.8 million

Total	3,489,988	$91.89	3,488,119

(1)	Includes surrender to the Company of 1,869 shares of common stock in August to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months and reflects the remaining authority under all of the Company’s publicly announced programs. On February 11, 2014, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the third quarter of 2014, Moody’s issued 0.9 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 29, 2014

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)