Form 10-K
period 2014-12-31
MOODYS CORP /DE/
filed 2015-02-26
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Large Accelerated Filer ☑     Accelerated Filer ☐    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2014 (based upon its closing transaction price on the Composite Tape on such date) was approximately $18.3 billion.

As of January 31, 2015, 202.7 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 14, 2015, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2014 10K	1

MOODY’S CORPORATION

2	MOODY’S 2014 10K

Exhibits filed Herewith
10.15	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended February 10, 2015)
10.26	Profit Participation Plan of Moody’s Corporation (amended and restated January 1, 2014)
10.30	Third Amendment to the Moody’s Corporation Career Transition Plan
10.33	Second Amendment to the Moody’s Corporation Cafeteria Plan (effective January 1, 2008)
12	Statement of Computation of Ratios of Earnings to Fixed Charges
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2014 10K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

Term	Definition

Adjusted Operating Income	Operating income excluding restructuring, depreciation and amortization and a goodwill impairment charge

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Amba	Amba Investment Services; a provider of investment research and quantitative analytics for global financial institutions; a subsidiary of the Company acquired 100% of Amba in December 2013.

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit); includes accumulated gains & losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefits obligations and foreign currency translation adjustments.

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia also including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Singapore and Thailand

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

COSO	Committee of Sponsoring Organizations of the Treadway Commission

4	MOODY’S 2014 10K

Term	Definition

CP	Commercial paper

CRAs	Credit rating agencies

CRA1	Regulation (EC) No 1060/2009 of the European Parliament and of the Council, establishing an oversight regime for the CRA industry in the EU

CRA2	Regulation (EC) No 513/2011 of the European Parliament and of the Council, which transferred direct supervisory responsibility of the registered CRA industry in the EU to ESMA

CRA3	Regulation (EC) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate collateralized debt obligations and CMBS; part of SFG

CreditView	Research product offered by MA that provides credit professionals a comprehensive, consolidated and streamlined view of credit information

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA; offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Market Authority

ESP	Estimated Selling Price; estimate of selling price, as defined in the ASC, at which the vendor would transact if the deliverable were sold by the vendor regularly on a stand-alone basis

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

MOODY’S 2014 10K	5

Term	Definition

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to 50.06% through the acquisition of additional shares

ICRA Gain	Gain relating to the step-acquisition of ICRA; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Korea	Republic of South Korea

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of Business

6	MOODY’S 2014 10K

Term	Definition

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty relating to the Series 2005-1 Notes and Series 2007-1 Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are managed by MIS; an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Earnings attributable to Moody’s Corporation, which excludes the portion of net income from consolidated entities attributable to non-controlling shareholders

New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000

NM	Not-meaningful percentage change (over 400%)

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments.

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PPP	Profit Participation Plan

PS	Professional Services; an LOB of MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is represented by a put/call relationship

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Relationship Revenue	In MIS, excluding MIS Other, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, relationship revenue represents subscription-based revenue. For MA, relationship revenue represents subscription-based revenue and maintenance revenue

Reorganization	The Company’s business reorganization announced in August 2007 which resulted in two new reportable segments (MIS and MA) beginning in January 2008

Retirement Plans	Moody’s funded and unfunded U.S. pension plans, the U.S. post-retirement healthcare plans and the U.S. post-retirement life insurance plans

RMBS	Residential mortgage-backed securities; part of SFG

MOODY’S 2014 10K	7

Term	Definition

S&P	Standard & Poor’s, a division of McGraw-Hill Financial, Inc.

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes; notes were paid in 2014

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SIV	Structured Investment Vehicle

Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

Total Debt	Current and long-term portion of debt as reflected on the consolidated balance sheets, excluding current accounts payable and accrued liabilities incurred in the ordinary course of business

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Transaction Revenue	For MIS, excluding MIS Other, revenue representing the initial rating of a new debt issuance as well as other one-time fees. In MIS Other, transaction revenue represents revenue from professional services and outsourcing engagements. For MA, transaction revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and knowledge outsourcing engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WACC	Weighted average cost of capital

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions. The Company acquired WebEquity on July 17, 2014

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

8	MOODY’S 2014 10K

Term	Definition

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2007 Facility	Revolving credit facility of $1 billion entered into on September 28, 2007, expiring in 2012

2008 Term Loan	Five-year $150.0 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, maturing in 2017

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $300 million, 5.25% senior unsecured notes due in July 2044

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2014 10K	9

PART I

ITEM 1.	BUSINESS

BACKGROUND

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services to financial institution customers. Moody’s reports in two reportable segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses and operating income, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 120 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2014, MIS had ratings relationships with approximately 11,000 corporate issuers and approximately 21,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 72,000 structured finance obligations (representing approximately 12,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2014. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and fixed income pricing services in the Asia-Pacific region and from ICRA non-ratings services. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business, MA provides software solutions as well as related risk management services. Within its Professional Services business it provides outsourced research and analytical services along with financial training and certification programs. MA customers represent more than 4,700 institutions worldwide operating in approximately 130 countries. During 2014 Moody’s research web site was accessed by over 245,000 individuals including 33,000 client users.

The Company operated as part of “Old D&B” until September 30, 2000, when Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B. At that time, Old D&B distributed to its shareholders shares of New D&B stock. New D&B comprised the business of Old D&B’s Dun & Bradstreet operating company. The remaining business of Old D&B consisted solely of the business of providing ratings and related research and credit risk management services and was renamed Moody’s Corporation. For purposes of governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution, the Company and New D&B entered into various agreements including a distribution agreement, tax allocation agreement and employee benefits agreement.

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly both in terms of the amount and the types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and associated financial crisis both in the

10	MOODY’S 2014 10K

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

Moody’s is well positioned to benefit from a continued growth in global fixed-income market activity and a more informed use of credit ratings as well as research and related analytical products in an environment with heightened attention to credit risk analysis and management. Moody’s expects that these developments will support continued long-term demand for high-quality, independent credit opinions, research, data, analytics, risk management tools and related services.

Strong secular trends should continue to provide long-term growth opportunities. Moody’s key growth drivers include debt market issuance driven by global GDP growth, continued disintermediation of fixed-income markets in both developed and emerging economies that drives issuance and demand for new products and services, growth in MA driven by further penetration into MA’s client base and expansion of bank and insurance risk regulatory requirements, pricing opportunities aligned with value and advances in information technology.

Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refinancing needs, merger and acquisition activity, issuer profits, consumer borrowing levels and securitization activity. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments and the decisions of issuers to request MIS ratings to aid investors in their investment decisions. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank and insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets. Furthermore, the strong growth seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010, before stabilizing in 2011 with Moody’s experiencing revenue growth in this market beginning in 2012. Despite significant declines from peak market issuance levels, Moody’s believes that structured finance securities will continue to play a role in global fixed-income markets and provide opportunities for longer term revenue growth. Moody’s will continue to monitor this market and adapt to meet the changing needs of its participants.

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

An ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Moody’s believes that debt capital markets offer advantages in capacity and efficiency compared to the traditional banking systems and that the trend of increased disintermediation will continue. Further, disintermediation has continued because of the ongoing low interest rate environment and bank deleveraging, which has encouraged a number of corporations and other entities to seek alternative funding in the bond markets.

MOODY’S 2014 10K	11

Moody’s also observes disintermediation in key emerging markets where economic growth may outpace internal banking system capacity. Thus, disintermediation is expected to continue over the longer-term, with Moody’s targeting investment and resources to those markets where disintermediation and bond issuance is expected to remain robust.

In response to the credit market disruptions beginning in mid-2007 and, ongoing volatility in the global capital markets, and new regulatory requirements, financial institutions are investing in people, processes and systems to enhance risk management and compliance functions. Regulations such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel II, Basel III, Solvency II and others may stimulate demand for MA products. Financial institutions are also investing in advanced qualitative and quantitative tools and services to support their management of complex balance sheets and diverse portfolios as well as operating costs. MA offers a suite of risk management products and services to address these needs, including but not limited to risk management software, economic analysis, training and professional services.

Legislative bodies and regulators in the U.S., Europe and other jurisdictions continue to conduct regulatory reviews of CRAs, which may result in, for example, an increased number of competitors, changes to the business model or restrictions on certain business activities of MIS, removal of references to ratings in certain regulations, or increased costs of doing business for MIS. Therefore, in order to broaden the potential for expansion of non-ratings services, Moody’s reorganized in January 2008 into two distinct businesses: MIS, consisting primarily of the ratings business, and MA, which conducts activities including the sale of credit research produced by MIS and the production and sale of other economic and credit-related products and services. The reorganization broadens the opportunities for expansion by MA into activities that may have otherwise been restricted for MIS, due to the potential for conflicts of interest with the ratings business. At present, Moody’s is unable to assess the nature and effect that any regulatory changes may have on future growth opportunities.

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

COMPETITION

MIS competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. MIS’s largest competitor in the global credit rating business is Standard & Poor’s Ratings Services (S&P), a division of McGraw Hill Financial. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P, while in other markets, the reverse is true.

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

MA competes broadly in the financial information industry against diversified competitors such as Thomson Reuters, Bloomberg, S&P Capital IQ, Fitch Solutions, Dun & Bradstreet, IBM, Wolters Kluwer, Sungard, SAS, Fiserv, MSCI and Markit Group among others. MA’s main competitors within RD&A include S&P Capital IQ, CreditSights, Thomson Reuters, Intex, IHS Global Insight, BlackRock Solutions, FactSet and other providers of fixed income analytics, valuations, economic data and research. In ERS, MA faces competition from both large software providers such as IBM Algorithmics, SunGard, SAS, Oracle, Misys, Oliver Wyman, Verisk and various other vendors and in-house solutions. Within Professional Services, MA competes with Omega Performance, DC Gardner, and a host of financial training and education firms, and with Evalueserve, CRISIL Global Research & Analytics, and other providers of outsourced research and professional services, respectively.

MOODY’S STRATEGY

Moody’s corporate strategy is to be the world’s most respected authority serving financial risk-sensitive markets. The key aspects to implement this strategy are to:

»	Defend and enhance the core ratings and research business of MIS;

»	Build MA’s position as a leading provider of risk management solutions to financial institutions; and

»	Invest in strategic growth opportunities.

12	MOODY’S 2014 10K

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

To broaden the Company’s potential, MA provides a wide range of products and services to enable financial institutions to better manage risk. As such, MA adds to the Company’s value proposition in three ways. First, MA’s subscription businesses provide a significant base of recurring revenue to offset cyclicality in ratings issuance volumes that may result in volatility to MIS’s revenues. Second, MA products and services, such as financial training and professional services on research and risk management best practices, provide opportunities for entry into emerging markets before debt capital markets fully develop and thus present long-term growth opportunities for the ratings business. Finally, MA’s integrated risk management software platform embeds Moody’s solutions deep into the technology infrastructure of banks and insurance companies worldwide.

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Example initiatives include:

»	Enhancements to ratings quality and product extensions;

»	Investments that extend ownership and participation in joint ventures and strategic alliances;

»	Headcount growth to meet customer demand for new products and services;

»	Selective, bolt-on acquisitions that accelerate the ability to scale and grow Moody’s businesses; and

»	Expansion in emerging markets.

During 2014, Moody’s completed several strategic transactions in MIS and MA. In June, Moody’s secured majority control of ICRA Ltd., which is a leading provider of credit ratings and research in India, increasing its ownership position from 28.5% to just over 50.0%. In December, Moody’s completed the acquisition of the remaining outstanding interest of Copal Amba (formed through the acquisitions of Copal Partners in 2011 and Amba Investment Services in 2013) and now owns 100% of the company.

Moody’s also made two acquisitions in MA to enhance and expand its product and service offerings to enable financial institutions to better manage risk. In July, Moody’s acquired WebEquity Solutions, LLC, which is a leading provider of cloud-based loan origination solutions for financial institutions. The WebEquity acquisition strengthens MA’s position as a leader in loan origination software and bolsters its suite of award-winning risk management products for banks, insurance companies and corporations. In October, Moody’s acquired Lewtan Technologies, which is a leading provider of analytical tools and data for the global structured finance market. Lewtan provides solutions to issuers, investors, underwriters and others to administer, monitor and value securitized transactions.

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is therefore subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, and additional procedural and substantive requirements on the pricing of services.

On January 6, 2015, two additional rules (generally referred to as “Regulatory Technical Standards” or “RTSs”) of direct relevance to the CRA industry were published in the Official Journal of the European Union: (i) CRAs’ reporting requirements to ESMA on their fees; and (ii) the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). The RTSs were the final pieces of the rulemaking requirements

MOODY’S 2014 10K	13

that CRA3 imposed on ESMA and the EU’s legislative tripartite (the European Commission, the European Parliament and the Council of the European Union). Separately, CRA3 also requires that ESMA and / or the European Commission produce several reports on the industry’s structure and the use of ratings. These reports are expected to be published by year end 2015.

In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Financial Reform Act. The SEC is required by these legislative acts to publish two annual reports to Congress on NRSROs. The Financial Reform Act requires the SEC to examine each NRSRO once a year and issue an annual report summarizing the examination findings, among other requirements. The annual report required by the Reform Act details the SEC’s views on the state of competition, transparency and conflicts of interests among NRSROs, among other requirements.

The SEC voted in August 2014 to adopt its final rules for NRSROs as required by the Financial Reform Act. The final rules differ from earlier proposals by including additional measures regarding: (i) sales and marketing activities; and (ii) the design and enforcement of internal controls for the rating process. The Company has made and continues to make substantial IT and other investments. Consequently, the Company will be in a position to implement the relevant compliance obligations by the set deadlines, generally ranging from 60 days to 9 months following the September 15, 2014 publication of the final rules in the Federal Register.

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

The Company considers its Intellectual Property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual safeguards for protection. Moody’s also pursues instances of third-party infringement of its Intellectual Property in order to protect the Company’s rights. The Company owns two patents. None of the Intellectual Property is subject to a specific expiration date, except to the extent that the patents and the copyright in items that the Company authors (such as credit reports, research, software, and other written opinions) expire pursuant to relevant law.

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its subsidiaries.

EMPLOYEES

As of December 31, 2014 the number of full-time equivalent employees of Moody’s was approximately 9,900.

14	MOODY’S 2014 10K

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

Executive Officers of the Registrant

Name, Age and Position	Biographical Data

Mark E. Almeida, 55 President, Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 57 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Robert Fauber, 44 Senior Vice President, Corporate and Commercial Development	Mr. Fauber has served as Senior Vice President—Corporate & Commercial Development since April 2014 and has been Head of the MIS Commercial Group since January 2013. From April 2009 through April 2014 he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President-Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup’s Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm’s Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm’s Global Finance college recruiting program in 1997.

John J. Goggins, 54 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 56 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

MOODY’S 2014 10K	15

Name, Age and Position	Biographical Data

Michel Madelain, 59 President and Chief Operating Officer, Moody’s Investors Service	Mr. Madelain has served as President of Moody’s Investors Service Inc. since November 2010 and as Chief Operating Officer since May 2008. Prior to this, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 64 Senior Vice President, Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President—Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 57 President and Chief Executive Officer	Mr. McDaniel has served as the President and Chief Executive Officer of the Company since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the MIS Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chairman and Chief Executive Officer of Moody’s Investors Service, Inc., a subsidiary of the Company, since October 2007 and held the additional title of President from November 2001 to August 2007 and December 2008 to November 2010. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc. and is a member of the Board of Trustees of Muhlenberg College.

Lisa S. Westlake, 53 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to November 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Small Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

Blair L. Worrall, 58 Senior Vice President, Ratings Delivery and Data	Mr. Worrall has served as Senior Vice President—Ratings Delivery and Data since February 2013 and Head of MIS Ratings Transaction Services since January 2014. Mr. Worrall served as Senior Vice President—Internal Audit from April 2011 to February 2013 and as Vice President—Internal Audit from September 2007 to April 2011. He served as the Controller for MIS from November 2004 until September 2007. Prior to joining the Company, Mr. Worrall was Vice President, Accounting for RCN Corporation from 2002 to 2004 and held various finance positions at Dow Jones & Company, Inc. from 1979 to 2001.

16	MOODY’S 2014 10K

ITEM 1A.	RISK FACTORS

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

»	seek to encourage, and may result in, increased competition among rating agencies and in the credit rating business;

»	may result in alternatives to credit ratings or changes in the pricing of credit ratings;

»	restrict the use of information in the development or maintenance of credit ratings;

»	increase regulatory oversight of the credit markets and CRA operations;

»	provide for direct jurisdiction of the SEC over CRAs that seek NRSRO status, and grant authority to the SEC to inspect the operations of CRAs; and

»	authorize the adoption of enhanced oversight standards and new pleading standards, which may result in increases in the number of legal proceedings claiming liability for losses suffered by investors on rated securities and aggregate legal defense costs.

These laws and regulations, and any future rulemaking or court rulings, could result in reduced demand for credit ratings and increased costs, which Moody’s may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. The Company may be required to incur significant expenses in order to ensure compliance and mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on Moody’s business and its customers’ businesses, and they may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for rating agencies. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may affect Moody’s stock price. Although these recent and pending legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

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

MIS is a registered entity and is therefore subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, and additional procedural and substantive requirements on the pricing of services.

On January 6, 2015, two additional rules (generally referred to as “Regulatory Technical Standards” or “RTSs”) of direct relevance to the CRA industry were published in the Official Journal of the European Union: (i) CRAs’ reporting requirements to ESMA on their fees; and

MOODY’S 2014 10K	17

(ii) the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). Separately, CRA3 also requires that ESMA and / or the European Commission produce several reports on the industry’s structure and the use of ratings. These reports are expected to be published by year end 2015.

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

The Company Faces Exposure to Litigation Related to Rating Opinions and Other Business Practices

Moody’s faces exposure to litigation related to MIS’s ratings actions, as well as other business practices. As a result of difficult economic times and turbulent markets in recent years, the market value of credit-dependent instruments has declined and defaults have increased. This development has led to a significant increase in the number of legal proceedings that Moody’s is facing, including class actions and other litigation, government investigations and inquiries concerning events in the U.S. subprime residential mortgage sector and the credit markets more broadly. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues. Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome. See Note 18 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that could have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Legal, Economic and Regulatory Risks of Operating in Multiple Jurisdictions

Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates may have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere could affect the number of securities offerings undertaken within those particular areas. In addition, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:

»	restrictions on the ability to convert local currency into USD;

»	exposure to exchange rate movements between foreign currencies and USD;

»	the costs of repatriating cash held by entities outside the U.S.;

»	U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers;

»	differing legal or civil liability, compliance and regulatory standards;

»	current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;

»	uncertain and evolving laws and regulations applicable to the financial services industries;

»	economic, political and geopolitical market conditions;

»	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;

»	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;

18	MOODY’S 2014 10K

»	reduced protection for intellectual property rights;

»	longer payment cycles and possible problems in collecting receivables;

»	differing accounting principles and standards;

»	difficulties and delays in translating documentation into foreign languages; and

»	potentially adverse tax consequences.

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

Moody’s Operations and Infrastructure May Malfunction or Fail

Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, major cities worldwide in which Moody’s has offices, and locations in China used for data and development work. This may include a disruption involving physical or technological infrastructure, including the Company’s electronic delivery systems, data center facilities and the Internet, used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise. Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company relies on third-party providers to provide certain essential services. While the Company believes that such providers are reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fail to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers, the Company could experience lower revenues and higher costs. The Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with Moody’s clients and customers may suffer. The Company cannot predict with certainty all of the adverse effects that could result from the Company’s failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its clients in the Company’s computer systems and networks and those of its third party vendors. The cyber risks the Company’s faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, computer viruses or malware, employee error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business or customers), as well as sensitive personally identifiable information (“PII”), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or may become obsolete. Any material breaches of cybersecurity could cause the Company to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s clients’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing may have a material adverse effect on Moody’s business, operating results or financial condition.

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

MOODY’S 2014 10K	19

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

Credit market disruptions and economic slowdown and uncertainty have in the past negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Economic and government factors such as a long-term continuation of difficult economic conditions and a worsening of the sovereign debt crisis in Europe may have an adverse impact on the Company’s business. Future debt issuances could be negatively affected by a sharp increase in long-term interest rates or factors which cause instability or volatility in the global capital markets, such as significant regulatory, political or economic events, the use of alternative sources of credit, including financial institutions and government sources, and defaults of significant issuers and other market and economic factors. Changes in the markets for such securities and in the role and regulation of rating agencies may materially and adversely affect the Company.

Moody’s initiatives to reduce costs to counteract a decline in its business may not be sufficient and cost reductions may be difficult or impossible to obtain in the short term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, cost-reduction initiatives, including those undertaken to date, could make it difficult for the Company to rapidly expand operations in order to accommodate any unexpected increase in the demand for ratings. Volatility in the financial markets, including changes in the volumes of debt securities and changes in interest rates, may have a material adverse effect on the business, operating results and financial condition.

The Company Faces Increased Pricing Pressure from Competitors and/or Customers

There is price competition in the credit rating, research, credit risk management markets, outsourced research and analytical services and financial training and certification services. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, the current challenging business environment and the consolidation of customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of competitors and result in reductions in the size of the Company’s customer base. Tepid economic growth is also intensifying the competitive pressures as to pricing. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it may lose market share if its pricing is not sufficiently competitive with its current and future competitors. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services could have a material adverse impact on its business, operating results and financial condition.

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

The Introduction of Competing Products or Technologies by Other Companies May Negatively Impact the Nature and Economics of the Company’s Business

The markets for credit ratings, research, credit risk management services, outsourced research and analytical services and financial training and certification services are highly competitive and characterized by rapid technological change, changes in client demands and evolving industry standards. The ability to develop and successfully launch and maintain innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and other information providers; these indirect competitors could choose to

20	MOODY’S 2014 10K

compete directly with us in the future. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive Internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody to compete successfully may have a material adverse effect on its business, operating results and financial condition.

The Company Has a Significant Amount of Intangible Assets

At December 31, 2014, Moody’s had $1,021.1 million of goodwill and $345.5 million of intangible assets on its balance sheet. Approximately 71% of these intangibles reside in the MA business and are allocated to the four reporting units within MA: RD&A; ERS; Financial Services Training and Certifications; and Copal Amba. The remaining 29% of these intangibles reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be difficult as a result of increased uncertainty and current market dynamics, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.

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

If such transactions are completed, the anticipated growth, synergies and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. Any strategic transaction can involve a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; failure to retain key personnel of the acquired business; diverting management’s focus from other business operations; and failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies. The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions and other strategic transactions to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.

The Trading Price of Moody’s Stock Could be Affected by Third Party Actions

Ownership of Moody’s stock is highly concentrated with a significant portion of shares held by a few institutional stockholders. Due to this concentrated stockholder base, the trading price of Moody’s stock could be affected considerably by actions of significant

MOODY’S 2014 10K	21

stockholders to increase or decrease their positions in Moody’s stock. As a result, the actions of these institutional stockholders could create high stock volatility.

The Company’s Compliance and Risk Management Programs Might Not be Effective and May Result in Outcomes That Could Adversely Affect the Company’s Reputation, Financial Condition and Operating Results.

Moody’s operates in a number of countries, and as a result the Company is required to comply with numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption laws, is largely dependent on its establishment and maintenance of compliance, review and reporting systems. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks may not be fully effective, and Moody’s employees [or agents] may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company could be subject to regulatory sanctions and suffer harm to the Company’s reputation, financial condition and operating results.

Legal Protections for the Company’s Intellectual Property Rights may not be Sufficient or Available to Protect the Company’s Competitive Advantages.

Moody’s considers many aspects of its products and services to be proprietary. Failure to protect the Company’s intellectual property adequately could harm its reputation and affect the Company’s ability to compete effectively. In addition, the Company’s operating results may be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. On January 6, 2015, a rule with direct relevance to the CRA industry was published in the Official Journal of the European Union regarding the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). This rule directly relates to the Company’s intellectual property as it would require that the Company provide proprietary information at no cost that the Company currently sells, which could result in lost revenue.

Additionally, despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties may try to obtain and use technology or other information that the Company regards as proprietary. Even if Moody’s attempts to protect its intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that the Company will be successful.

The Company is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, and Network Infrastructure (Together, “Third Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.

Moody’s relies on Third Party Technology in connection with its product development and offerings. The Company depends on the ability of Third Party Technology providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The Third Party Technology Moody’s uses may become obsolete, incompatible with future versions of the Company’s products, unavailable or fail to operate effectively, and Moody’s business could be adversely affected if the Company is unable to timely or effectively replace such Third Party Technology. The Company also monitors its use of Third Party Technology to comply with applicable license and other contractual requirements. Despite the Company’s efforts, the Company cannot assure that such third parties will permit Moody’s use in the future, resulting in increased Third Party Technology acquisition costs and loss of rights. In addition, the Company’s operating costs could increase if license or other usage fees for Third Party Technology increase or the efforts to incorporate enhancements to Third Party Technology are substantial. Some of these third-party suppliers are also Moody’s competitors, increasing the risks noted above. If any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2014, Moody’s operations were conducted from 21 U.S. offices and 76 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

22	MOODY’S 2014 10K

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 18 “Contingencies” in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

MOODY’S 2014 10K	23

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the three months ended December 31, 2014

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program(2)
October 1 – 31	1,777,716	$93.41	1,777,716	$837.7 million
November 1 – 30	1,110,097	$99.91	1,109,805	$726.8 million
December 1 – 31	1,672,753	$97.58	1,672,621	$1,563.5 million

Total	4,560,566	$96.52	4,560,142

(1)	Includes the surrender to the Company of 292 shares and 132 shares of common stock in November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On December 16, 2014, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2014, Moody’s issued 0.3 million shares under employee stock-based compensation plans.

24	MOODY’S 2014 10K

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2015 was 2,394. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2014:
First quarter	$85.70	$72.57	$—	$0.28
Second quarter	$89.08	$74.36	0.28	0.28
Third quarter	$96.14	$86.50	0.28	0.28
Fourth quarter	$102.24	$88.25	0.62	0.28

Year ended December 31, 2014			$1.18	$1.12

2013:
First quarter	$55.58	$40.67	$—	$0.20
Second quarter	$69.70	$51.31	0.20	0.20
Third quarter	$71.74	$59.69	0.25	0.25
Fourth quarter	$79.15	$66.91	0.53	0.25

Year Ended December 31, 2013			$0.98	$0.90

On December 16, 2014, the Board of the Company approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on March 10, 2015 to shareholders of record at the close of business on February 20, 2015. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2014, certain information regarding the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	10,432,616	(1)	$46.00	24,407,013	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	10,432,616		$46.00	24,407,013

(1)	Includes 8,260,530 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 437,581 options and unvested restricted shares outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 15,212 unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,719,293 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 225% of the target award for performance shares granted in 2012, 2013 and 2014. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 764,130.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

(3)	Includes 20,482,399 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 12,997,143 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 958,173 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 2,966,441 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY’S 2014 10K	25

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2009. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 286% during the performance period as compared with a total return during the same period of 93% for the Russell 3000 Financial Services Index and 105% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moody’s, the S&P 500 Index

and the Russell 3000 Financial Services Index

	Year Ended December 31,

	2009	2010	2011	2012	2013	2014
Moody’s Corporation	$100.00	$100.77	$129.95	$197.33	$312.21	$386.10
S&P 500 Composite Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Russell 3000—Financial Services Index	$100.00	$112.59	$99.18	$125.54	$168.80	$192.51

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

26	MOODY’S 2014 10K

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2014	2013	2012	2011	2010
Results of operations
Revenue	$3,334.3	$2,972.5	$2,730.3	$2,280.7	$2,032.0
Operating and SG&A expenses	1,799.6	1,644.5	1,547.2	1,313.1	1,192.8
Depreciation and amortization	95.6	93.4	93.5	79.2	66.3
Goodwill impairment	—	—	12.2	—	—
Restructuring	—	—	—	—	0.1

Operating income	1,439.1	1,234.6	1,077.4	888.4	772.8
Non-operating income (expense), net (1)	21.9	(65.3)	(53.4)	(48.6)	(58.4)

Income before provision for income taxes	1,461.0	1,169.3	1,024.0	839.8	714.4
Provision for income taxes	455.0	353.4	324.3	261.8	201.0

Net income (2)	1,006.0	815.9	699.7	578.0	513.4
Less: Net income attributable to noncontrolling interests	17.3	11.4	9.7	6.6	5.6

Net income attributable to Moody’s (2)	$988.7	$804.5	$690.0	$571.4	$507.8

Earnings per share
Basic	$4.69	$3.67	$3.09	$2.52	$2.16
Diluted	$4.61	$3.60	$3.05	$2.49	$2.15
Weighted average shares outstanding
Basic	210.7	219.4	223.2	226.3	235.0
Diluted	214.7	223.5	226.6	229.4	236.6
Dividends declared per share	$1.18	$0.98	$0.68	$0.58	$0.43
Operating margin	43.2%	41.5%	39.5%	39.0%	38.0%

	December 31,

	2014	2013	2012	2011	2010
Balance sheet data
Total assets	$4,669.0	$4,395.1	$3,960.9	$2,876.1	$2,540.3
Long-term debt	$2,547.3	$2,101.8	$1,607.4	$1,172.5	$1,228.3
Total shareholders’ equity (deficit)	$42.9	$347.9	$396.6	$(158.4)	$(298.4)

	NON-GAAP FINANCIAL MEASURES (3)
	Year Ended December 31,

	2014	2013	2012	2011	2010
Adjusted Operating Income	$1,534.7	$1,328.0	$1,183.1	$967.6	$839.2
Adjusted Operating Margin	46.0%	44.7%	43.3%	42.4%	41.3%
Non-GAAP diluted EPS attributable to Moody’s common shareholders	$4.21	$3.65	$2.99	$2.46	$2.13
Free cash flow	$944.0	$884.5	$778.1	$735.6	$574.3

(1)	The 2014, 2013, 2012, 2011 and 2010 amounts include benefits of $7.1 million, $22.8 million, $17.2 million, $10.1 million, and $2.5 million, respectively, related to the favorable resolution of certain Legacy Tax Matters. The 2014 amount also includes the ICRA Gain of $102.8 million.

(2)	The 2014, 2013, 2012, 2011 and 2010 amounts include benefits of $6.8 million, $21.3 million, $12.8 million, $7.0 million and $4.6 million, respectively, related to the resolution of certain Legacy Tax Matters. Also, the 2014 amount includes the ICRA Gain of $78.5 million and the 2013 amount includes a litigation settlement charge which is more fully discussed in Note 18 to the consolidated financial statements.

(3)	Refer to “Non-GAAP measures” in Item 7 of this Form 10K for a discussion of the Company’s non-GAAP financial measures

MOODY’S 2014 10K	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and fixed income pricing services in the Asia-Pacific region and from ICRA non-ratings services. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

The MA segment develops a wide range of products and services that primarily support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides outsourced research and analytical services and financial training and certification programs.

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

The Company’s products and services will generally qualify as separate units of accounting under ASC Topic 605. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item, the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the delivered item is combined with the undelivered items and revenue recognition is determined as one single unit.

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately. In instances where the Company is not able to establish VSOE for all deliverables in a multiple

28	MOODY’S 2014 10K

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, structured credit, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 28 years on a weighted average basis at December 31, 2014. At December 31, 2014, 2013 and 2012, deferred revenue related to these securities was approximately $107 million, $97 million and $82 million, respectively.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2014, 2013 and 2012, accounts receivable included approximately $22 million, $21 million and $22 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the monitoring period, however, revenue is recognized ratably over the monitoring period.

In the MA segment, products and services offered by the Company include software licenses and related maintenance, subscriptions, and professional services. Revenue from subscription based products, such as research and data subscriptions and certain software-based credit risk management subscription products, is recognized ratably over the related subscription period, which is principally one year. Revenue from sale of perpetual licenses of credit processing software is generally recognized at the time the product master or first copy is delivered or transferred to and accepted by the customer. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from professional services rendered is generally recognized as the services are performed. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs. A large portion of annual research and data subscriptions as well as annual software maintenance is invoiced in November, December and January of each year.

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

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements. In cases where software implementation services are considered essential and VSOE of fair value exists for post-contract customer support (“PCS”), once the delivery criteria have been met on the standard software, license and

MOODY’S 2014 10K	29

service revenue is recognized on a percentage-of-completion basis as implementation services are performed, while PCS is recognized over the coverage period. If VSOE of fair value does not exist for PCS, once the delivery criteria have been met on the standard software, service revenue is recognized on a zero profit margin basis until essential services are complete, at which point total remaining arrangement revenue is then spread ratably over the remaining PCS coverage period.

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

Contingencies

Accounting for contingencies, including those matters described in Note 18 to the consolidated financial statements, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

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

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including but not limited to deductibles for worker’s compensation, employment practices litigation, employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. The Cheyne SIV and Rhinebridge SIV matters, more fully discussed in Note 18 to the consolidated financial statements, were both cases from the 2008/2009 claims period, and accordingly the defense cost for these matters were insured by the Company’s insurance subsidiary. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

For income tax matters, the Company employs the prescribed methodology of Topic 740 of the ASC which requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained

30	MOODY’S 2014 10K

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

At July 31, 2014, the Company had six primary reporting units: two within the Company’s ratings business (one for the newly acquired ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, FSTC and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions, primarily delivered via software that is licensed or sold on a subscription basis. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and implementation services. The Copal Amba reporting unit provides outsourced research and analytical services. In July 2014, a subsidiary of the Company acquired WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity Solutions operates as part of the ERS reporting unit. In October 2014, the Company acquired Lewtan Technologies, a leading provider of analytical tools and data for the global structured finance market. Lewtan operates as part of the RD&A reporting unit.

The Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. At July 31, 2013, the Company performed the second step of the goodwill impairment test on all reporting units, which resulted in no impairment of goodwill.

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

MOODY’S 2014 10K	31

Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2014 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units. For the FSTC and Copal Amba reporting units, the fair value was calculated as of July 31, 2014. For all remaining reporting units excluding ERS, the fair value was calculated as of July 31, 2013, as there have been no qualitative factors that have resulted in the Company deeming it necessary to perform a quantitative assessment subsequent to this date. For ERS, the WebEquity price was added to the prior year fair value as the WebEquity purchase price approximated its fair value as of July 31, 2014 due to the proximity of the acquisition to the goodwill impairment assessment date.

		Sensitivity Analysis

		Deficit Caused by a Hypothetical Reduction to Fair Value

	Goodwill	10%	20%	30%	40%
MIS	$46.7	$—	$—	$—	$—
RD&A	185.1	—	—	—	—
ERS	286.2	—	(21.9)	(83.7)	(145.4)
FSTC	94.4	(8.6)	(26.2)	(43.9)	(61.5)
Copal Amba	156.7	—	—	—	—
ICRA	252.0	*	*	*	*

Totals	$1,021.1	$(8.6)	$(48.1)	$(127.6)	$(206.9)

*	ICRA was excluded from the sensitivity analysis in the table above as it was acquired in June 2014. Due to the proximity of the acquisition date to the annual goodwill assessment date, the purchase price of the net assets acquired approximates its fair value at July 31, 2014.

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

32	MOODY’S 2014 10K

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of the date of last quantitative assessment for each reporting unit. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology which requires significant management judgment:

»	Future cash flow assumptions: The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

»	WACC: The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10% to 11.5% as of the date of the last quantitative assessment for each reporting unit. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the last quantitative goodwill assessment for each reporting unit. For the FSTC reporting unit, an increase in the WACC of one percentage point would have resulted in the carrying value of the reporting unit exceeding its estimated fair value by approximately $2 million. For the remaining reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during 2014 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on continued growth, consistent with operating and strategic plans for the reporting unit where the intangible asset resides. Additionally, there were no events or circumstances during 2014 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

Pension and Other Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions include the following:

»	future compensation increases, based on the Company’s long-term actual experience and future outlook;

»	long-term return on pension plan assets, based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments);

»	future healthcare cost trends, based on historical market data, near-term outlooks and assessments of likely long-term trends; and

»	discount rates, based on current yields on high-grade corporate long-term bonds.

The discount rates selected to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2014 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 12 to the consolidated financial statements. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released RP-2014 mortality tables and accompanying mortality improvement scale MP-2014 to reflect the latest information regarding future mortality expectations by the Society of Actuaries.

MOODY’S 2014 10K	33

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual experience on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2014 that have not been recognized in annual expense are $176.9 million, and Moody’s expects to recognize a net periodic expense of $13.9 million in 2015 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2014, the Company has an unrecognized asset gain of $5.4 million, of which $0.8 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2016 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2015 operating income. These effects have been calculated using the Company’s current projections of 2015 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2015	Estimated Impact on 2015 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	3.78%/3.65%	$(13.4)
Weighted Average Assumed Compensation Growth Rate	3.76%	$2.4
Assumed Long-Term Rate of Return on Pension Assets	5.80%	$(2.5)

*	Weighted average discount rates of 3.78% and 3.65% for pension plans and Other Retirement Plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2015 projected expenses. Based on current projections, the Company estimates that expenses related to Retirement Plans will be $43.7 million in 2015 compared with $30.6 million in 2014. The expected expense increase in 2015 reflects the effects of higher benefit obligations primarily due to lower discount rate assumptions, higher amortization of actuarial losses, and a lower assumed long term rate of return on pension assets.

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

An increase in the following assumptions would have had the following estimated effect on operating income in 2014 (dollars in millions):

	Assumption Used for 2010-2014 employee stock options	Increase in Assumption	Estimated impact on Operating Income in 2014 Increase/(Decrease)
Average Expected Dividend Yield	1.3% - 2.1%	0.1%	$0.3
Average Expected Share Price Volatility	39.8% - 48.7%	5%	$(2.0)
Expected Option Holding Period	5.6 - 7.6 years	1.0 year	$(1.0)

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

34	MOODY’S 2014 10K

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

REPORTABLE SEGMENTS

The Company is organized into two reportable segments at December 31, 2014: MIS and MA.

The MIS segment is comprised primarily of all of the Company’s ratings operations. The MIS segment consists of five lines of business – CFG, SFG, FIG, PPIF and MIS Other. The ratings LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB consists of certain non-ratings operations managed by MIS which consists of non-rating revenue from ICRA as well as certain research and fixed income pricing service operations in the Asia-Pacific region.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS.

In December 2013, a subsidiary of the Company acquired Amba, a provider of investment research and quantitative analytics for global financial institutions. Amba is part of the MA reportable segment and its revenue is included in the PS LOB. In June 2014, a subsidiary of the Company acquired a controlling stake in ICRA, a leading provider of credit ratings and research in India. ICRA is part of the MIS reportable segment and its ratings revenue is included in the respective ratings LOBs of MIS while its non-ratings revenue is included in the MIS Other LOB. In July 2014, a subsidiary of the Company acquired WebEquity, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity is part of the MA reporting segment and its revenue is included in the ERS LOB. In October 2014, the Company acquired Lewtan, a leading provider of analytical tools and data for the global structured finance market. Lewtan is part of the MA reportable segment and its revenue is included in the RD&A LOB.

Pursuant to the acquisition of ICRA, the Company realigned certain components of its reportable segments in the fourth quarter of 2014. This realignment resulted in the creation of the MIS Other LOB which now consists of non-ratings revenue from ICRA as well as certain research and fixed income pricing revenue in the Asia-Pacific region which was previously reported in the RD&A LOB of MA. These businesses are all managed by MIS and the expenses from these operations will be included in the MIS reportable segment. All prior period results for both MIS and MA have been restated to reflect this realignment and the impact of the realignment was not significant to MIS’s or MA’s previously reported results.

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

MOODY’S 2014 10K	35

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

RESULTS OF OPERATIONS

Year ended December 31, 2014 compared with year ended December 31, 2013

Executive Summary

»	Moody’s revenue in 2014 totaled $3,334.3 million, an increase of $361.8 million compared to 2013 and reflected growth in both MIS and MA.

»	Total expenses increased $157.3 million compared to the prior year reflecting higher compensation costs of approximately $155 million primarily relating to headcount growth (both organic and from acquisitions) and annual compensation increases coupled with higher incentive compensation reflecting higher achievement against full-year targeted results in 2014 compared to 2013. Non-compensation expenses were flat compared to 2013 with higher rent and occupancy costs, higher costs related to the Company’s investment in IT infrastructure and higher variable costs correlated with business growth being offset by a litigation settlement charge in the prior year.

»	Operating income of $1,439.1 million increased $204.5 million compared to 2013 and resulted in an operating margin of 43.2%, compared to 41.5% in the prior year. Adjusted Operating Income of $1,534.7 million in 2014 increased $206.7 million compared to 2013, resulting in an Adjusted Operating Margin of 46.0% compared to 44.7% in the prior year period. Both the operating margin and Adjusted Operating Margin in 2013 included the aforementioned litigation settlement charge.

»	Non-operating income (expense), net was $21.9 million compared to net expense of ($65.3) million in 2013. The change reflects the $102.8 million ICRA Gain and FX gains relating to the strengthening of the U.S. dollar to the euro and British pound partially offset by higher interest expense reflecting additional long-term debt issued by the Company in 2014.

»	The ETR increased 90bps compared to 2013 primarily due to a greater legacy tax settlement in 2013, as well as a tax benefit in 2013 related to retroactive tax legislation.

»	Diluted EPS of $4.61 in 2014, which included $0.37 for the ICRA Gain as well as a $0.03 benefit from a Legacy Tax Matter, increased $1.01 over 2013, which included a $0.14 charge related to the aforementioned litigation settlement and a $0.09 benefit from a Legacy Tax Matter. Excluding the ICRA Gain and litigation settlement charge in 2014 and 2013, respectively, and the benefit from the Legacy Tax Matters in both years, Non-GAAP Diluted EPS in 2014 of $4.21 was $0.56 higher than 2013 Non-GAAP Diluted EPS of $3.65.

36	MOODY’S 2014 10K

Moody’s Corporation

	Year ended December 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$1,814.5	$1,626.5	12%

International:
EMEA	952.8	862.8	10%
Asia-Pacific	338.3	286.1	18%
Americas	228.7	197.1	16%

Total International	1,519.8	1,346.0	13%

Total	3,334.3	2,972.5	12%

Expenses:
Operating	930.3	822.4	(13%)
SG&A	869.3	822.1	(6%)
Depreciation and amortization	95.6	93.4	(2%)

Total	1,895.2	1,737.9	(9%)

Operating income	$1,439.1	$1,234.6	17%

Adjusted Operating Income (1)	$1,534.7	$1,328.0	16%

Interest income (expense), net	$(116.8)	$(91.8)	(27%)
Other non-operating income (expense), net	$35.9	$26.5	35%
ICRA Gain	$102.8	$—	NM
Net income attributable to Moody’s	$988.7	$804.5	23%
Diluted EPS attributable to Moody’s common shareholders	$4.61	$3.60	28%
Non-GAAP EPS attributable to Moody’s common shareholders	$4.21	$3.65	15%
Operating margin	43.2%	41.5%
Adjusted Operating Margin (1)	46.0%	44.7%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,			% Change
	2014		2013
United States	3,138		2,847	10%
International	6,746	*	5,517	22%

Total	9,884		8,364	18%

*	Total as of December 31, 2014 includes approximately 1,300 staff from the acquisitions of ICRA, Lewtan and WebEquity of which a significant portion are located in low cost jurisdictions.

Global revenue of $3,334.3 million in 2014 increased $361.8 million compared to 2013 reflecting growth in both MIS and MA. The primary drivers of the increase in MIS revenue reflect changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., coupled with growth in rated issuance volumes for CLOs, investment-grade corporate debt and bank loans. Also contributing to the growth were higher monitoring fees. The growth in MA reflects higher revenue across all LOBs. The growth in RD&A resulted from increases in credit research, licensing of ratings data and economic analysis and data while the growth in PS reflected revenue from the fourth quarter 2013 acquisition of Amba as well as growth from the Copal and FSTC businesses. The increase in ERS was driven by growth across nearly all product offerings, most notably in the asset-liability and capital solutions, credit origination,

MOODY’S 2014 10K	37

insurance and stress-testing verticals. Additionally, ERS revenue benefitted from the acquisition of WebEquity Solutions in July 2014. Transaction revenue accounted for 50% of global MCO revenue in both 2014 and 2013.

U.S. revenue of $1,814.5 million in 2014 increased $188.0 million over the prior year, reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases within MIS as well as growth in rated issuance volumes for investment-grade corporate debt and CLOs. Also contributing to the growth were higher monitoring fees in MIS and growth across all LOBs within MA. These increases were partially offset by declines in high-yield corporate debt rated issuance volumes as well as declines in MIS banking-related revenue which is primarily due to an unfavorable shift in issuance mix.

Non-U.S. revenue increased $173.8 million compared to 2013, reflecting growth across all regions in both reportable segments. The growth in the MIS segment reflected changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher bank loan rated issuance volumes in EMEA. Additionally, higher banking-related rated issuance volumes in Asia-Pacific and higher monitoring fees in all regions contributed to the MIS growth. Additionally, the non-U.S. growth within MA reflected increases in all LOBs across all regions.

Operating expenses were $930.3 million in 2014 and increased $107.9 million from 2013 primarily due to an approximate $92 million increase in compensation costs reflecting higher salaries and related employee benefits resulting from the impact of annual compensation increases and growth in headcount due to incremental hires and the acquisitions of Amba, WebEquity, ICRA and Lewtan. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater achievement against full-year targeted results compared to the prior year. Additionally, non-compensation expenses increased approximately $16 million primarily reflecting costs associated with the aforementioned acquisitions as well as higher costs to support investments in IT infrastructure.

SG&A expenses of $869.3 million in 2014 increased $47.2 million compared to the prior year period reflecting higher compensation and non-compensation expenses partially offset by the first quarter 2013 litigation settlement charge relating to two matters regarding structured finance transactions rated by MIS, as more fully discussed in Note 18 to the consolidated financial statements. The growth in compensation costs of approximately $63 million was primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater achievement against full-year targeted results compared to the prior year coupled with headcount growth. Additionally, there were higher rent and occupancy costs of approximately $13 million reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide as well as higher costs to support investments in the Company’s IT infrastructure. Also, incremental non-compensation expenses from acquisitions contributed to the expense growth.

Operating income of $1,439.1 million increased $204.5 million from 2013. Adjusted Operating Income was $1,534.7 million in 2014 and increased $206.7 million compared to 2013. Operating margin increased 170 bps compared to 2013. Adjusted Operating Margin in 2014 of 46.0% increased 130 bps compared to the prior year. The increase in operating margin and Adjusted Operating Margin is primarily due to the aforementioned litigation settlement charge in 2013 which negatively impacted the prior year margins.

Interest income (expense), net in 2014 was ($116.8) million, a $25.0 million increase in net expense compared to 2013. This increase is primarily due to approximately $26 million in higher interest expense resulting from the issuance of the 2013 Senior Notes in August 2013 as well as the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014. Also, the increase in interest expense included approximately $11 million in net costs (net of a gain on the settlement of an interest rate swap) relating to the early repayment of the Series 2005-1 Notes.

Other non-operating income (expense), net was $35.9 million in 2014, a $9.4 million increase in income compared to 2013. The increase reflects FX gains of $20.3 million in 2014 which is primarily due to strengthening of the U.S. dollar relative to the euro and British pound for certain U.S. dollar denominated assets held in international jurisdictions. This increase was partially offset by an approximate $13 million higher benefit from the resolution of Legacy Tax Matters in 2013 compared to 2014.

The $102.8 million ICRA Gain related to a fair value remeasurement of the Company’s previously held equity investment in ICRA which occurred in connection with Moody’s acquiring a controlling stake in ICRA on June 26, 2014.

The Company’s ETR was 31.1% in 2014, up from 30.2% in 2013. The increase was primarily due to a greater legacy tax settlement in 2013 as well as a tax benefit in 2013 related to retroactive tax legislation.

Net Income in 2014, which included $78.5 million for the ICRA Gain as well as a $6.4 million benefit related to the aforementioned Legacy Tax Matter, was $988.7 million, or $4.61 per diluted share. This is an increase of $184.2 million, or $1.01 per diluted share, compared to 2013, which included a $0.14 charge related to the settlement of certain legal matters and a $0.09 benefit related to the resolution of a Legacy Tax Matter.

38	MOODY’S 2014 10K

Excluding the $0.37 ICRA Gain in 2014, the litigation settlement charge in 2013 and benefits from Legacy Tax Matters in both years, Non-GAAP Diluted EPS of $4.21 in 2014 was $0.56 higher than Non-GAAP Diluted EPS of $3.65 in the prior year.

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$1,109.3	$996.8	11%
Structured finance (SFG)	426.5	382.5	12%
Financial institutions (FIG)	354.7	338.8	5%
Public, project and infrastructure finance (PPIF)	357.3	341.3	5%

Total ratings revenue	2,247.8	2,059.4	9%

MIS Other	18.0	12.2	48%

Total external revenue	2,265.8	2,071.6	9%

Intersegment royalty	87.6	78.6	11%

Total MIS Revenue	2,353.4	2,150.2	9%

Expenses:
Operating and SG&A (external)	1,062.9	1,021.6	(4%)
Operating and SG&A (intersegment)	13.3	12.4	(7%)

Adjusted Operating Income	1,277.2	1,116.2	14%

Depreciation and amortization	49.4	46.7	(6%)

Operating income	$1,227.8	$1,069.5	15%

Adjusted Operating Margin	54.3%	51.9%
Operating margin	52.2%	49.7%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,265.8 million in 2014 increased $194.2 million compared to 2013 with the most notable drivers reflecting benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher rated issuance volumes for investment-grade corporate debt and CLOs. The growth over 2013 also reflects higher monitoring fees across all regions. These increases were partially offset by declines in rated issuance volumes in high-yield corporate debt as well as banking-related revenue in the U.S. Transaction revenue for MIS was 61% in 2014, down slightly from 62% in the prior year.

In the U.S., revenue was $1,341.0 million in 2014, an increase of $124.3 million compared to 2013 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance volumes for investment-grade corporate debt and CLOs. Additionally, higher monitoring fees contributed to the revenue growth. These increases were partially offset by unfavorable issuance mix in the banking sector and lower rated issuance volumes for speculative-grade corporate debt.

Non-U.S. revenue was $924.8 million in 2014, an increase of $69.9 million compared to 2013. The growth reflects higher bank loan and structured credit revenue in EMEA and Asia-Pacific and higher banking-related issuance volumes in Asia-Pacific. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases, as well as higher monitoring fees across all regions resulting from an expanding base of monitored instruments. Partially offsetting these increases were declines in investment-grade corporate debt, ABS, covered bond and infrastructure finance revenue in the EMEA region.

Global CFG revenue of $1,109.3 million in 2014 increased $112.5 million from 2013 reflecting higher U.S. investment-grade rated issuance volumes coupled with changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The growth in U.S. investment grade revenue reflects increases in rated issuance volumes, most notably in the fourth quarter of 2014, reflecting issuance related to M&A activity and a shift of investor demand towards high-grade instruments due to falling oil prices and geopolitical and global macroeconomic growth uncertainties. Monitoring and program fee revenue also contributed to the revenue

MOODY’S 2014 10K	39

growth in all regions due to an expanding base of monitored instruments. Additionally, there were higher rated issuance volumes for bank loans in EMEA reflecting issuers taking advantage of favorable market conditions as well as higher bank loan revenue in the U.S. reflecting a favorable shift in issuance mix. Partially offsetting these increases was a decline in high-yield corporate debt issuance in the U.S. reflecting investor demand shifting to investment-grade securities as well as declines in investment-grade revenue in EMEA compared to robust refinancing issuance volumes in the prior year. Transaction revenue represented 70% of total CFG revenue in 2014, compared to 73% in the prior year period. In the U.S., revenue in 2014 was $687.3 million, or $74.1 million higher than the prior year. Internationally, revenue of $422.0 million in the 2014 increased $38.4 million compared to the prior year.

Global SFG revenue of $426.5 million in 2014 increased $44.0 million compared to 2013 primarily due to higher rated issuance volumes for CLOs in the U.S. and EMEA resulting from growing liquidity demand coupled with increased investor demand reflecting solid performance and low underlying defaults in this asset class. Also contributing to the growth was an increase in CREF revenue which reflected higher average fees on CMBS deals and higher monitoring revenue as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases were declines in ABS and covered bond issuance in EMEA reflecting banks in the region utilizing the unsecured financing market and declines in automobile loans and credit card securitization in the region. Transaction revenue was 62% of total SFG revenue in 2014 compared to 60% in the prior year. In the U.S., revenue of $282.9 million increased $38.2 million compared to 2013. Non-U.S. revenue in 2014 of $143.6 million increased $5.8 million compared to the prior year.

Global FIG revenue of $354.7 million in 2014 was $15.9 million higher compared to 2013 due to changes in the mix of fee type, new fee initiatives and pricing increases as well as higher banking-related issuance in the Asia-Pacific region. Partially offsetting these increases was a decline in U.S. banking revenue which reflected an unfavorable shift in issuance mix. Transaction revenue was 35% of total FIG revenue in both 2014 and 2013. In the U.S., revenue was $141.2 million, or down $2.2 million compared to the prior year. Internationally, revenue was $213.5 million in 2014, or $18.1 million higher compared to 2013.

Global PPIF revenue was $357.3 million in 2014 and increased $16.0 million compared to 2013. The growth reflects changes in the mix of fee type, new fee initiatives and pricing increases partially offset by lower U.S. public finance refunding volumes in the first three quarters of 2014 due to higher benchmark interest rates. Transaction revenue was 58% of total PPIF revenue in 2014 compared to 60% in the prior year. In the U.S., revenue in 2014 was $226.2 million and increased $10.8 million compared to 2013. Outside the U.S., PPIF revenue increased $5.2 million compared to 2013.

Operating and SG&A expenses in 2014 increased $41.3 million compared to 2013 primarily reflecting higher compensation costs of approximately $70 million resulting from annual compensation increases, headcount growth in the ratings LOBs and from the acquisition of ICRA as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Also, there were higher non-compensation costs in 2014 to support the Company’s IT systems and infrastructure as well as higher rent and occupancy costs of approximately $9 million for additional leased floors at 7WTC coupled with various other global real estate expansion projects. Furthermore, the increase in non-compensation expenses reflected the consolidation of the results of operations for ICRA in the fourth quarter of 2014. These increases were partially offset by a litigation settlement charge in 2013 regarding two structured finance transactions rated by MIS as more fully discussed in Note 18 to the consolidated financial statements.

Adjusted Operating Income and operating income in 2014 were $1,277.2 million and $1,227.8 million, respectively, and increased $161.0 million and $158.3 million, respectively, compared to 2013. Adjusted Operating Margin and operating margin were 54.3% and 52.2%, respectively, or 240 bps and 250 bps higher than the prior year, respectively. The increase in both margins compared to the prior year is primarily due to the aforementioned litigation settlement charge in 2013. Adjusted Operating Income and operating income both include intersegment revenue and expense.

40	MOODY’S 2014 10K

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$571.8	$519.8	10%
Enterprise risk solutions (ERS)	328.5	262.5	25%
Professional services (PS)	168.2	118.6	42%

Total external revenue	1,068.5	900.9	19%

Intersegment revenue	13.3	12.4	7%

Total MA Revenue	1,081.8	913.3	18%

Expenses:
Operating and SG&A (external)	736.7	622.9	(18%)
Operating and SG&A (intersegment)	87.6	78.6	(11%)

Adjusted Operating Income	257.5	211.8	22%

Depreciation and amortization	46.2	46.7	1%

Operating income	$211.3	$165.1	28%

Adjusted Operating Margin	23.8%	23.2%
Operating margin	19.5%	18.1%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $167.6 million compared to 2013, with growth across all LOBs. Recurring revenue comprised 73% and 77% of total MA revenue in 2014 and 2013, respectively.

In the U.S., revenue of $473.5 million in 2014 increased $63.7 million, and reflected growth across all LOBs. International revenue of $595.0 million in 2014 was $103.9 million higher than in 2013.

Global RD&A revenue, which comprised 54% and 58% of total external MA revenue in 2014 and 2013, respectively, increased $52.0 million over the prior year period. The growth, which was most notable in the U.S. and EMEA, was primarily due to increases in credit research, licensing of ratings data and economic analysis and data. Additionally, the growth reflected general market price increases, the favorable impact of changes in FX translation rates and revenue from the acquisition of Lewtan in the fourth quarter of 2014. In the U.S., revenue of $306.8 million increased $25.0 million compared to 2013. Internationally, revenue increased $27.0 million compared to the prior year.

Global ERS revenue in 2014 increased $66.0 million over 2013, primarily due to growth across nearly all product offerings, most notably in the asset-liability and capital solutions, credit origination, insurance and stress testing verticals. The revenue growth also reflects the acquisition of WebEquity in the third quarter of 2014. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $110.1 million increased $13.7 million compared to 2013. Internationally, revenue of $218.4 million increased $52.3 million compared to the prior year.

Revenue from PS increased $49.6 million compared to 2013 with approximately 84% of the growth reflecting revenue from the acquisition of Amba in the fourth quarter of 2013. In addition to the acquisition of Amba, the growth reflects further penetration into the market for outsourced research and analytical services as well as growth in the FSTC business. In the U.S., revenue of $56.6 million increased $25.0 million compared to 2013. Internationally, revenue increased $24.6 million compared to the prior year.

Operating and SG&A expenses in 2014 increased $113.8 million compared to 2013. The expense growth reflects an approximate $85 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue- split methodology. Headcount from the acquisitions of Amba, WebEquity and Lewtan as well as annual merit increases also contributed to the compensation expense growth. The growth in compensation costs also reflects higher incentive compensation due to higher achievement against full-year targeted results compared to the prior year. Non-compensation expenses increased approximately $29 million due to higher consulting costs for continued investment in IT infrastructure as well as costs related to ERS product development and project delivery. Furthermore, there was an increase in rent and occupancy costs of approximately $6 million reflecting additional floors at 7WTC as well as various other real estate expansion projects worldwide. Also, the expense growth reflected additional non-compensation costs related to the acquisitions of Amba, WebEquity and Lewtan. These increases were partially offset by approximately $6 million in lower contingent consideration costs relating to the Copal acquisition.

MOODY’S 2014 10K	41

Adjusted Operating Income was $257.5 million in 2014 and increased $45.7 million compared to the same period in 2013. Operating income of $211.3 million in 2014 increased $46.2 million compared to the same period in 2013. Adjusted Operating Margin in 2014 was 23.8%, up 60 bps from 2013. Operating margin was 19.5% in 2014, up 140 bps from the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Year ended December 31, 2013 compared with year ended December 31, 2012

Executive Summary

»	Moody’s revenue in 2013 totaled $2,972.5 million, an increase of $242.2 million compared to 2012 and reflected good growth in both reportable segments, most notably in the high-yield and bank loan sectors of CFG within MIS and within all LOBs within MA.

»	Total expenses, which included the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in Note 18 to the consolidated financial statements, increased $85.0 million compared to the prior year which included a $12.2 million goodwill impairment charge relating to the Company’s FSTC reporting unit within MA. The increase in expenses also reflected higher salaries and benefit costs of $56.2 million primarily relating to headcount growth and annual compensation increases. These increases were partially offset by lower incentive compensation costs of $30.3 million.

»	Operating income of $1,234.6 million increased $157.2 million compared to 2012 and resulted in an operating margin of 41.5% in 2013, compared to 39.5% in the prior year. Adjusted Operating Income of $1,328.0 million in 2013 increased $144.9 million compared to 2012 resulting in an Adjusted Operating Margin of 44.7% compared to 43.3% in the prior year period.

»	Diluted EPS of $3.60 in 2013, which includes a $0.14 charge in the first quarter related to the aforementioned settlement of two litigation matters and a $0.09 benefit from a Legacy Tax Matter in the fourth quarter of 2013, increased $0.55 over the prior year period, which included a $0.06 benefit relating to a Legacy Tax Matter. Excluding the litigation settlement in the first quarter of 2013 and the benefits from Legacy Tax Matters in both years, Non-GAAP Diluted EPS was $3.65, or $0.66 higher than $2.99 in 2012.

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
United States	$1,626.5	$1,472.4	10%

International:
EMEA	862.8	800.2	8%
Asia-Pacific	286.1	266.5	7%
Americas	197.1	191.2	3%

Total International	1,346.0	1,257.9	7%

Total	2,972.5	2,730.3	9%

Expenses:
Operating	822.4	795.0	(3%)
SG&A	822.1	752.2	(9%)
Goodwill impairment charge	—	12.2	100%
Depreciation and amortization	93.4	93.5	—

Total	1,737.9	1,652.9	(5%)

Operating income	$1,234.6	$1,077.4	15%

Adjusted Operating Income (1)	$1,328.0	$1,183.1	12%

Interest income (expense), net	$(91.8)	$(63.8)	(44%)
Other non-operating income (expense), net	$26.5	$10.4	155%
Net income attributable to Moody’s	$804.5	$690.0	17%
Diluted EPS attributable to Moody’s common shareholders	$3.60	$3.05	18%
Non-GAAP Diluted EPS attributable to Moody’s common shareholders	$3.65	$2.99	22%
Operating margin	41.5%	39.5%
Adjusted Operating Margin (1)	44.7%	43.3%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

42	MOODY’S 2014 10K

The table below shows Moody’s global staffing by geographic area:

	December 31,

	2013		2012	% Change
United States	2,847		2,609	9%
International	5,517	*	4,149	33%

Total	8,364		6,758	24%

*	Total as of December 31, 2013 includes 971 staff from the fourth quarter 2013 acquisition of Amba, of which a significant portion are based in low cost jurisdictions.

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

SG&A expenses of $822.1 million in 2013 increased $69.9 million from 2012 with the primary driver of the expense growth reflecting the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in Note 18 to the consolidated financial statements. The remaining increase in SG&A expenses reflects growth in compensation costs of approximately $18 million primarily due to higher salaries and related employee benefits of approximately $26 million resulting from annual compensation increases and headcount growth in sales personnel within MA as well as in overhead support areas. The growth in salaries and related employee benefits was partially offset by lower incentive compensation of approximately $10 million due to lower achievement against full-year targeted results in 2013 compared to 2012. Additionally, there was a decline in non-compensation expenses (excluding the aforementioned settlement for litigation matters) which primarily reflected lower legal defense costs in 2013 following the first quarter litigation settlement. These declines were partially offset by higher costs for ongoing IT initiatives coupled with higher contingent consideration costs of approximately $7 million relating to the acquisition of Copal.

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

MOODY’S 2014 10K	43

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

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Corporate finance (CFG)	$996.8	$857.6	16%
Structured finance (SFG)	382.5	381.0	—
Financial institutions(FIG)	338.8	325.5	4%
Public, project and infrastructure finance (PPIF)	341.3	322.7	6%

Total ratings revenue	2,059.4	1,886.8	9%

MIS Other	12.2	10.5	16%

Total external revenue	2,071.6	1,897.3	9%

Intersegment royalty	78.6	71.5	10%

Total MIS Revenue	2,150.2	1,968.8	9%

Expenses:
Operating and SG&A (external)	1,021.6	964.4	(6%)
Operating and SG&A (intersegment)	12.4	11.9	(4%)

Adjusted Operating Income	1,116.2	992.5	12%

Depreciation and amortization	46.7	44.4	(5%)

Operating income	$1,069.5	$948.1	13%

Adjusted Operating Margin	51.9%	50.4%
Operating margin	49.7%	48.2%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,071.6 million in 2013 increased $174.3 million compared to 2012, reflecting growth in all ratings LOBs excluding SFG, which was flat compared to the prior year. The drivers of the growth include changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. and an increase in rated issuance volumes for speculative-grade corporate debt and bank loans, particularly in the first half of 2013, coupled with higher U.S. CMBS and REIT issuance. These increases were partially offset by declines across all asset classes within SFG in EMEA. Transaction revenue for MIS was 62% of total MIS revenue in both 2013 and 2012.

In the U.S., revenue was $1,216.7 million in 2013, an increase of $103.9 million, or 9% compared to 2012 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases as well as strong growth in rated issuance volumes for bank loans, CMBS, REITs and CLOs. Higher revenue from monitoring fees in CFG also contributed to the growth.

Non-U.S. revenue was $854.9 million in 2013, an increase of $70.4 million compared to 2012 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher revenue from rating high-yield corporate debt and bank loans across all regions. Partially offsetting these increases were declines in rated issuance volumes across most asset classes in SFG within the EMEA region.

Global CFG revenue of $996.8 million in 2013 increased $139.2 million from 2012 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as growth in rated issuance volumes for high-yield corporate debt

44	MOODY’S 2014 10K

and bank loans, particularly in the first half of 2013. The increase in high-yield corporate debt and bank loans largely reflected issuers taking advantage of the overall low interest rate environment to issue new debt as well as to refinance existing borrowings combined with increased investor appetite for higher-yielding fixed income securities. Monitoring and program fee revenue also increased due to growth in the number of outstanding rated issuances. Transaction revenue represented 73% of total CFG revenue in 2013, compared to 74% in 2012. In the U.S., revenue in 2013 was $613.2 million, or $51.4 million higher than 2012. Internationally, revenue of $383.6 million in 2013 increased $87.8 million compared to 2012.

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

Operating and SG&A expenses in 2013 increased $57.2 million compared to 2012 primarily due to growth in non-compensation costs of approximately $56 million, for which the primary driver was the settlement of the Abu Dhabi and Rhinebridge litigation matters more fully discussed in Note 18 to the consolidated financial statements. Compensation costs were flat compared to the prior year reflecting higher salaries and related employee benefits costs of approximately $31 million resulting from annual compensation increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. This increase was offset by an approximate $32 million decline in incentive compensation which was primarily due to lower achievement against full-year targeted results in 2013 compared to 2012.

Adjusted Operating Income in 2013, which includes the aforementioned litigation settlement charge was $1,116.2 million, an increase of $123.7 million compared to 2012. Operating income in 2013 of $1,069.5 million increased $121.4 million from 2012. Adjusted Operating Margin and operating margin were 51.9% and 49.7%, respectively, or both 150bps higher than 2012 and both include intersegment revenue and expense.

MOODY’S 2014 10K	45

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2013	2012
Revenue:
Research, data and analytics (RD&A)	$519.8	$482.7	8%
Enterprise risk solutions (ERS)	262.5	242.6	8%
Professional services (PS)	118.6	107.7	10%

Total external revenue	900.9	833.0	8%

Intersegment revenue	12.4	11.9	4%

Total MA Revenue	913.3	844.9	8%

Expenses:
Operating and SG&A (external)	622.9	582.8	(7%)
Operating and SG&A (intersegment)	78.6	71.5	(10%)

Adjusted Operating Income	211.8	190.6	11%

Depreciation and amortization	46.7	49.1	5%
Goodwill impairment charge	—	12.2	100%

Operating income	$165.1	$129.3	28%

Adjusted Operating Margin	23.2%	22.6%
Operating margin	18.1%	15.3%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $67.9 million compared to 2012, with good growth across all LOBs. Recurring revenue comprised 77% of total MA revenue in both 2013 and 2012.

In the U.S., revenue of $409.8 million in 2013 increased $50.2 million, and reflected growth across all three LOBs. International revenue of $491.1 million in 2013 was $17.7 million higher than in 2012.

Global RD&A revenue, which comprised 58% of total external MA revenue in both 2013 and 2012, increased $37.1 million over the prior year period. The growth was primarily due to increased sales of the CreditView product and solid growth from other data and analytic products as well as general market price increases.

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

Operating and SG&A expenses in 2013 increased $40.1 million compared to 2012 reflecting both higher compensation and non-compensation costs of approximately $27 million and $13 million, respectively. The increase in compensation costs reflects higher headcount to support business growth coupled with annual compensation increases as well as higher headcount in support areas for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses is primarily due to higher contingent consideration costs of approximately $7 million relating to the acquisition of Copal and higher professional service fees of approximately $7 million related to product delivery.

Adjusted Operating Income was $211.8 million in 2013 and increased $21.2 million compared to the same period in 2012. Operating income of $165.1 million in 2013, increased $35.8 million compared to the same period in 2012, which included a $12.2 million goodwill impairment charge. Adjusted Operating Margin for 2013 was 23.2%, compared to 22.6% in 2012. Operating margin was 18.1%, or 280bps higher compared to the prior year, with the higher margin in 2013 reflecting the absence of the aforementioned goodwill impairment charge and good revenue growth outpacing expense growth. Adjusted Operating Income and operating income both include intersegment revenue and expense.

46	MOODY’S 2014 10K

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 32 countries outside the U.S. In 2014, approximately 49% and 62% of the Company’s revenue and expenses, respectively, were reported in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2014, approximately 62% of Moody’s assets were located outside the U.S. making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to AOCI in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than a subsidiary’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to partially mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. If the euro were to weaken 10% relative U.S. dollar, there would be an approximate $4 million unfavorable impact to the fair value of the forward contracts. If the British pound were to weaken 10% relative to the euro, there would be an approximate $3 million unfavorable impact to the fair value of the forward contracts. Additionally, if other foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the euro, there would be an approximate $4 million favorable impact to the fair value of the forward contracts. The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses in future earnings on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. For the year ended December 31, 2014, all gains and losses on these derivatives designated as net investment hedges were recognized in OCI. If all foreign currencies in the Company’s foreign exchange forward portfolio designated as net investment hedges were to appreciate 10% compared to the U.S. dollar, there would be an approximate $26 million unfavorable impact to the foreign currency forwards recorded as an adjustment to OCI. This adjustment would partially offset the currency translation adjustment component of AOCI. Additional information on the Company’s forward contracts designated as net investment hedges can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Moody’s aggregate cash and cash equivalents and short-term investments of $1,677.6 million at December 31, 2014 consisted of $1,250.6 million located outside the U.S. Approximately 47% of the Company’s aggregate cash and cash equivalents and short term investments at December 31, 2014 were held in currencies other than USD. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and GBP, could reduce the reported amount of USD cash and cash equivalents and short-term investments.

Credit and Interest rate risk:

The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives.

The Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed rate of interest on certain of its borrowings to a floating rate based on the 3-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $24 million change to the fair value of these interest rate swaps. Additional information on these interest rate swaps is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Moody’s cash equivalents consist of investments in high-quality investment-grade securities within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposit and issuers of high-grade commercial paper and by limiting the amount it can invest with any single issuer. Short-term investments primarily consist of certificates of deposit.

MOODY’S 2014 10K	47

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flow.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,

	2014	2013	$ Change Favorable (unfavorable)	2013	2012	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$1,018.6	$926.8	$91.8	$926.8	$823.1	$103.7
Net cash used in investing activities	$(564.9)	$(261.9)	$(303.0)	$(261.9)	$(50.2)	$(211.7)
Net cash (used in) provided by financing activities	$(1,064.5)	$(498.8)	$(565.7)	$(498.8)	$202.6	$(701.4)
Free Cash Flow*	$944.0	$884.5	$59.5	$884.5	$778.1	$106.4

*	Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Year ended December 31, 2014 compared to the year ended December 31, 2013:

The following changes in non-cash items impacted cash provided by operating activities in 2014 compared to 2013, relative to net income:

»	a $57.1 million increase in deferred income taxes primarily due to an increase in deferred tax liabilities relating to the ICRA Gain;

»	a $102.8 million decrease related to the non-cash ICRA Gain in 2014;

In addition to the non-cash items discussed above and an increase in net income of $190.1 million, the change in net cash flows provided by operating activities also reflected:

»	an approximate $71 million increase primarily relating to higher incentive compensation payouts in 2013 compared to 2014 which reflected greater achievement against full-year targeted results in 2012 compared to achievement in 2013;

partially offset by:

»	an approximate $40 million decrease due to the timing of income tax payments;

»	a $31.3 million decrease in cash flow from changes in accounts receivable balances primarily reflecting an increase in accounts receivable balances in 2014 compared to 2013. The increase in accounts receivable balances primarily reflects growth in both MIS and MA revenue. Approximately 29% and 26% of the Company’s accounts receivable balance at December 31, 2014 and 2013, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

»	a $27.7 million decrease relating to changes in deferred revenue balances which includes the impact of timing of revenue recognition for certain projects within ERS.

Year ended December 31, 2013 compared to the year ended December 31, 2012:

The following changes in non-cash items impacted cash provided by operating activities in 2013 compared to 2012, relative to net income:

»	A $63.3 million decrease in deferred income taxes primarily due to the utilization of deferred tax assets relating to the settlement of UTPs in the first quarter of 2012;

»	a $12.2 million goodwill impairment charge in 2012 related to the FSTC reporting unit within MA.

In addition to the non-cash items discussed above and an increase in net income of $116.2 million, the change in net cash flows provided by operating activities also reflected:

»	Payments of approximately $121 million in the first quarter of 2012, reflecting the settlement of state and local tax audits;

»	a $61.2 million increase in cash flow from changes in accounts receivable balances primarily reflecting a larger increase in accounts receivable balances in 2012 compared to 2013. The increase in 2012 reflected lower accounts receivable balances at December 31, 2011 resulting from declines in corporate finance issuance in the fourth quarter of 2011. Approximately 26% and 23% of the Company’s accounts receivable balance at December 31, 2013 and 2012, respectively, represents unbilled receivables which primarily reflect certain annual fees in MIS which are invoiced in arrears;

»	a $45.2 million increase in cash flows from changes in deferred revenue balances primarily reflecting overall growth in both segments;

48	MOODY’S 2014 10K

Partially offset by:

»	an approximate $100 million decrease relating to higher incentive compensation payouts (including profit sharing and related payroll taxes) in 2013 compared to 2012 reflecting higher achievement against full-year targeted results in 2012 compared to achievement in the prior year period;

»	an approximate $45 million decrease in cash flows relating to the timing of income tax payments primarily resulting from IRS relief due to Hurricane Sandy which allowed for the delay of fourth quarter 2012 estimated tax payments to the first quarter of 2013;

»	a $23.1 million decrease relating to greater excess tax benefits from stock-based compensation plans primarily due to a higher intrinsic value of awards exercised in 2013 resulting from a higher Moody’s stock price.

Net cash used in investing activities

Year ended December 31, 2014 compared to the year ended December 31, 2013:

The $303.0 million increase in cash flows used in investing activities compared to 2013 primarily reflects:

»	an increase in capital additions of $32.3 million which reflects ongoing initiatives to enhance the Company’s IT infrastructure as well as costs relating to the build-out of additional leased space at 7WTC;

»	higher cash paid for acquisitions in 2014 of $189.0 million reflecting the Company’s purchase of a controlling interest in ICRA as well as the purchase of WebEquity and Lewtan;

»	higher net purchases of investments of $103.4 million reflecting the Company’s investment of excess non-U.S. cash balances.

Year ended December 31, 2013 compared to the year ended December 31, 2012:

The $211.7 million increase in cash flows used in investing activities compared to 2012 primarily reflects :

»	A $169.7 million increase in cash used to purchase short-term investments with excess non-U.S. cash;

»	cash paid, net of cash acquired, of $50.7 million relating to the acquisition of Amba in December 2013.

Net cash used in financing activities

Year ended December 31, 2014 compared to the year ended December 31, 2013:

The $565.7 million increase in cash used in financing activities was primarily attributed to:

»	treasury shares repurchased of $1,220.5 million in 2014 compared to $893.1 million repurchased in the prior year period;

»	cash paid of $183.8 million in 2014 to redeem the Company’s non-controlling interest in Copal Amba which resulted in Moody’s owning 100% of this business;

»	higher dividends paid to MCO shareholders of $38.7 million reflecting $1.12 per share paid in 2014 compared to $0.90 per share paid in the prior year;

»	a $38.0 million decrease in net proceeds from stock plans primarily reflecting a decrease in stock options exercised in 2014 compared to the prior year;

partially offset by:

»	higher excess tax benefits from stock-based compensation plans of $19.9 million due to due to a higher intrinsic value of awards exercised in 2014 resulting from a higher Moody’s stock price.

Year ended December 31, 2013 compared to the year ended December 31, 2012:

The $701.4 million increase in cash used in financing activities was primarily attributed to:

»	treasury shares repurchased of $893.1 million in 2013 compared to $196.5 million repurchased in the prior year period;

»	higher dividends paid to MCO shareholders of $54.3 million reflecting $0.90 per share paid in 2013 compared to $0.64 per share paid in the prior year;

Partially offset by:

»	an increase in net proceeds from stock-based compensation plans of $19.3 million reflecting higher strike prices for options exercised in 2013 compared to the prior year. These proceeds were partially offset by a greater number of shares repurchased from employees to satisfy tax withholding obligations in connection with the vesting of restricted stock in March 2013;

»	higher excess tax benefits from stock-based compensation plans of $23.1 million due to due to a higher intrinsic value of awards exercised in 2013 resulting from a higher Moody’s stock price.

MOODY’S 2014 10K	49

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1.7 billion at December 31, 2014 consisted of approximately $1.3 billion located outside of the U.S., of which approximately 45% is denominated in euros and British pounds. Over 95% of the cash and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At December 31, 2014, Moody’s had $2.5 billion of outstanding debt and $1.0 billion of additional capacity available under the 2012 Facility. All significant terms of the Company’s indebtedness are more fully described in Note 15 to the consolidated financial statements. At December 31, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. The 2012 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, and the 2014 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2014, there were no such cross defaults.

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

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	Total
2015	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—
2017	300.0	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	450.0
Thereafter	—	500.0	500.0	500.0	—	300.0	1,800.0

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$300.0	$2,550.0

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In December 2014, the Board of Directors of the Company declared a quarterly dividend of $0.34 per share of Moody’s common stock, payable on March 10, 2015 to shareholders of record at the close of business on February 20, 2015. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 11, 2014, the Board approved $1.0 billion of share repurchase authority which has a remaining repurchase authority of approximately $564 million at December 31, 2014. In December 2014, the Board authorized an additional $1.0 billion of share repurchase authority which will be utilized following completion of the program

50	MOODY’S 2014 10K

authorized in February 2014. Full-year 2015 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf Lease has an initial term of 17.5-years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of December 31, 2014 are approximately £100 million, of which approximately £10 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of December 31, 2014, including the aforementioned rent credits, are approximately $449 million, of which approximately $33 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total remaining net commitment for this lease is approximately $63 million. The lease became effective in January 2014 and the net cash outlay during the next twelve months will be immaterial. Payments under this lease agreement are included in the contractual obligations table below.

Off-Balance Sheet Arrangements

At December 31, 2014, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2014:

		Payments Due by Period

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$3,637.3	$107.9	$514.6	$626.4	$2,388.4
Operating lease obligations	837.5	93.4	159.2	137.6	447.3
Purchase obligations	106.3	58.9	47.4	—	—
Contingent consideration related to acquisitions (2)	2.1	—	2.1	—	—
Pension and other retirement obligations (3)	141.2	15.7	16.1	44.1	65.3

Total (4)	$4,724.4	$275.9	$739.4	$808.1	$2,901.0

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year)and the 2012 Facility as described in Note 15 to the consolidated financial statements

(2)	The “1-3 years” category reflects a $2.1 million contingent cash payment related to the November 18, 2010 acquisition of CSI Global Education, Inc. The cash payment is dependent upon the achievement of a certain contractual milestone by January 2016.

(3)	Primarily reflects projected benefit payments for the next ten years relating to the Company’s U.S. unfunded Retirement Benefit Plans described in Note 12 to the condensed consolidated financial statements

(4)	The table above does not include the Company’s net long-term tax liabilities of $228.6 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

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

MOODY’S 2014 10K	51

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

	Year Ended December 31,

	2014	2013	2012	2011	2010
Operating income	$1,439.1	$1,234.6	$1,077.4	$888.4	$772.8
Adjustments:
Depreciation and amortization	95.6	93.4	93.5	79.2	66.3
Goodwill impairment charge	—	—	12.2	—	—
Restructuring	—	—	—	—	0.1

Adjusted Operating Income	$1,534.7	$1,328.0	$1,183.1	$967.6	$839.2

Operating Margin	43.2%	41.5%	39.5%	39.0%	38.0%
Adjusted Operating Margin	46.0%	44.7%	43.3%	42.4%	41.3%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of litigation settlements, Legacy Tax Matters and the ICRA Gain to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. The impact of litigation settlement relates to the settlement of two legal matters in the first quarter of 2013 which are more fully discussed in Note 18 to the consolidated financial statements. The Legacy Tax items are specific to the Company resulting from the 2000 Distribution. The ICRA Gain resulted from the Company acquiring a controlling interest in ICRA in 2014. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Year Ended December 31,

	2014	2013	2012	2011	2010
Diluted EPS attributable to Moody’s common shareholders—GAAP	$4.61	$3.60	$3.05	$2.49	$2.15
Legacy Tax	(0.03)	(0.09)	(0.06)	(0.03)	(0.02)
ICRA Gain	(0.37)	—	—	—	—
Impact of litigation settlement	—	0.14	—	—	—

Diluted EPS attributable to Moody’s common shareholders—Non-GAAP	$4.21	$3.65	$2.99	$2.46	$2.13

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

52	MOODY’S 2014 10K

maintenance of Moody’s operational capabilities. Accordingly, capital expenditures are deemed to be a recurring use of Moody’s cash flow. Below is a reconciliation of the Company’s net cash flows from operating activities to Free Cash Flow:

	Year Ended December 31,

	2014	2013	2012	2011	2010
Net cash provided by operating activities	$1,018.6	$926.8	$823.1	$803.3	$653.3
Capital additions	(74.6)	(42.3)	(45.0)	(67.7)	(79.0)

Free Cash Flow	$944.0	$884.5	$778.1	$735.6	$574.3

Net cash used in investing activities	$(564.9)	$(261.9)	$(50.2)	$(267.6)	$(228.8)
Net cash provided by (used in) financing activities	$(1,064.5)	$(498.8)	$202.6	$(417.7)	$(241.3)

2015 OUTLOOK

Moody’s outlook for 2015 is based on assumptions about many macroeconomic and capital market factors, including interest rates, foreign currency exchange rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. There is an important degree of uncertainty surrounding these assumptions, and, if actual conditions differ, Moody’s results for the year may differ materially from the current outlook. The Company’s guidance assumes foreign currency translation at end-of-2014 exchange rates, with the exception of the British pound (£) and the euro (€) which assume foreign currency translation of $1.51 to £1 and $1.15 to €1, respectively.

Full-year 2015 Moody’s Corporation guidance
MOODY’S CORPORATION	Guidance as of the filing of this Form 10K
Revenue	growth in the mid-single-digit percent range
Operating Expenses	growth in the mid-single-digit percent range
Depreciation & amortization	Approximately $120 million
Operating Margin	Approximately 43%
Adjusted Operating Margin	Approximately 46%
Effective tax rate	Approximately 32% - 33%
GAAP EPS	$4.55 to $4.65
Capital expenditures	Approximately $110 - $115 million
Free Cash Flow	Approximately $1 billion
Share repurchases	Approximately $1 billion (subject to available cash, market conditions and other ongoing capital allocation decisions)

Full-year 2015 revenue guidance
MIS	Guidance as of the filing of this Form 10K
MIS global	growth in the mid-single-digit percent range
MIS U.S.	growth in the mid-single-digit percent range
MIS Non-U.S.	growth in the mid-single-digit percent range
CFG	growth in the mid-single-digit percent range
SFG	growth in the mid-single-digit percent range
FIG	growth in the mid-single-digit percent range
PPIF	growth in the high-single-digit percent range
MA	Guidance as of the filing of this Form 10K
MA global	growth in the mid-single-digit percent range
MA U.S.	growth of approximately 10%
MA Non-U.S.	growth in the mid-single-digit percent range
RD&A	growth in the high-single-digit percent range
ERS	growth in the mid-single-digit percent range
PS	approximately flat

MOODY’S 2014 10K	53

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain ratings monitoring fees received in advance of service being rendered; iii) the accounting for certain license and maintenance revenue in MA; iv) the accounting for certain ERS revenue arrangements where VSOE is not available and v) the accounting for contract acquisition costs.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU clarifies the current accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. The current accounting guidance does not explicitly address how to account for these types of awards. The ASU provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions, and accordingly should not be reflected in the determination of the grant-date fair value of the award. This ASU is effective for all annual periods and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company currently accounts for transactions involving stock-based compensation awards with performance conditions in accordance with the provisions set forth in this ASU. Accordingly, the adoption of this update will not have an impact on the Company’s consolidated financial statements.

CONTINGENCIES

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 18 “Contingencies” in this Form 10-K.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “2015 Outlook” and “Contingencies” under Item 7. “MD&A”, commencing on page 28 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting Moody’s credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to Moody’s rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive

54	MOODY’S 2014 10K

requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of Moody’s operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 47 of this annual report on Form 10-K.

MOODY’S 2014 10K	55

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

56	MOODY’S 2014 10K

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework is based upon five integrated components of control: risk assessment, control activities, control environment, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 25, 2015

MOODY’S 2014 10K	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New York, New York

February 25, 2015

58	MOODY’S 2014 10K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in millions, except per share data)

	Year Ended December 31,

	2014	2013	2012
Revenue	$3,334.3	$2,972.5	$2,730.3

Expenses
Operating	930.3	822.4	795.0
Selling, general and administrative	869.3	822.1	752.2
Goodwill impairment charge	—	—	12.2
Depreciation and amortization	95.6	93.4	93.5

Total expenses	1,895.2	1,737.9	1,652.9

Operating income	1,439.1	1,234.6	1,077.4

Interest income (expense), net	(116.8)	(91.8)	(63.8)
Other non-operating income (expense), net	35.9	26.5	10.4
ICRA Gain	102.8	—	—

Non-operating income (expense), net	21.9	(65.3)	(53.4)

Income before provision for income taxes	1,461.0	1,169.3	1,024.0
Provision for income taxes	455.0	353.4	324.3

Net income	1,006.0	815.9	699.7
Less: Net income attributable to noncontrolling interests	17.3	11.4	9.7

Net income attributable to Moody’s	$988.7	$804.5	$690.0

Earnings per share
Basic	$4.69	$3.67	$3.09

Diluted	$4.61	$3.60	$3.05

Weighted average shares outstanding
Basic	210.7	219.4	223.2

Diluted	214.7	223.5	226.6

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2014 10K	59

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in millions)

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$1,006.0			$815.9			$699.7
Other Comprehensive Income (loss):
Foreign currency adjustments:
Foreign currency translation adjustments	$(155.3)	$2.2	(153.1)	$(15.8)	$0.6	(15.2)	$35.4	$(0.2)	35.2
Foreign currency translation adjustments – reclassification of losses included in net income	4.4	—	4.4	1.4	—	1.4	—	—	—
Cash flow and net investment hedges:
Net realized and unrealized (loss) gain on cash flow and net investment hedges	32.3	(12.9)	19.4	6.3	(2.6)	3.7	(3.9)	1.6	(2.3)
Reclassification of losses included in net income	—	—	—	1.2	(0.5)	0.7	4.1	(1.7)	2.4
Available for sale securities:
Net unrealized gains on available for sale securities	1.0	—	1.0	—	—	—	—	—	—
Reclassification of gains included in net income	(0.1)	—	(0.1)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	7.3	(2.8)	4.5	11.9	(4.9)	7.0	10.0	(4.1)	5.9
Net actuarial gains (losses) and prior service costs	(93.8)	37.1	(56.7)	50.9	(21.0)	29.9	(26.0)	11.2	(14.8)

Total other comprehensive income (loss)	$(204.2)	$23.6	(180.6)	$55.9	$(28.4)	27.5	$19.6	$6.8	26.4

Comprehensive Income			825.4			843.4			726.1
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			17.3			11.4			10.7

Comprehensive income attributable to Moody’s			$808.1			$832.0			$715.4

The accompanying notes are an integral part of the consolidated financial statements.

60	MOODY’S 2014 10K

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in millions, except share and per share data)

	December 31,

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,219.5	$1,919.5
Short-term investments	458.1	186.8
Accounts receivable, net of allowances of $29.4 in 2014 and $28.9 in 2013	792.4	694.2
Deferred tax assets, net	43.9	53.9
Other current assets	172.5	114.4

Total current assets	2,686.4	2,968.8
Property and equipment, net	302.3	278.7
Goodwill	1,021.1	665.2
Intangible assets, net	345.5	221.6
Deferred tax assets, net	167.8	148.7
Other assets	145.9	112.1

Total assets	$4,669.0	$4,395.1

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$557.6	$538.9
Deferred tax liabilities, net	17.5	4.0
Deferred revenue	624.6	598.4

Total current liabilities	1,199.7	1,141.3
Non-current portion of deferred revenue	132.2	109.2
Long-term debt	2,547.3	2,101.8
Deferred tax liabilities, net	95.7	59.1
Unrecognized tax benefits	220.3	195.6
Other liabilities	430.9	360.2

Total liabilities	4,626.1	3,967.2
Contingencies (Note 18)
Redeemable noncontrolling interest	—	80.0

Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2014 and December 31, 2013, respectively.	3.4	3.4
Capital surplus	383.9	405.8
Retained earnings	6,044.3	5,302.1
Treasury stock, at cost; 138,539,128 and 128,941,621 shares of common stock at December 31, 2014 and December 31, 2013, respectively	(6,384.2)	(5,319.7)
Accumulated other comprehensive loss	(235.2)	(54.6)

Total Moody’s shareholders’ (deficit) equity	(187.8)	337.0
Noncontrolling interests	230.7	10.9

Total shareholders’ equity	42.9	347.9

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,669.0	$4,395.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2014 10K	61

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in millions)

	Year Ended December 31,

	2014	2013	2012
Cash flows from operating activities
Net income	$1,006.0	$815.9	$699.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	95.6	93.4	93.5
Stock-based compensation	80.4	67.1	64.5
Goodwill impairment charge	—	—	12.2
Deferred income taxes	29.9	(27.2)	36.1
Excess tax benefits from settlement of stock-based compensation awards	(58.7)	(38.8)	(15.7)
ICRA Gain	(102.8)	—	—
Legacy Tax Matters	(6.4)	(19.2)	(12.8)
Changes in assets and liabilities:
Accounts receivable	(98.3)	(67.0)	(128.2)
Other current assets	(41.0)	(21.7)	(14.1)
Other assets	(1.7)	(0.7)	5.1
Accounts payable and accrued liabilities	59.2	(2.9)	101.7
Deferred revenue	38.4	66.1	20.9
Unrecognized tax benefits	30.6	30.9	(49.2)
Other liabilities	(12.6)	30.9	9.4

Net cash provided by operating activities	1,018.6	926.8	823.1

Cash flows from investing activities
Capital additions	(74.6)	(42.3)	(45.0)
Purchases of investments	(406.3)	(225.9)	(56.2)
Sales and maturities of investments	134.0	57.0	54.5
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(239.7)	(50.7)	(3.5)
Payments for settlements of net investment hedges	(0.5)	—	—
Receipts from settlement of net investment hedges	22.2	—	—

Net cash used in investing activities	(564.9)	(261.9)	(50.2)

Cash flows from financing activities
Issuance of notes	747.7	497.2	496.1
Repayment of notes	(300.0)	(63.8)	(71.3)
Net proceeds from stock plans	98.0	136.0	116.7
Excess tax benefits from settlement of stock-based compensation awards	58.7	38.8	15.7
Cost of treasury shares repurchased	(1,220.5)	(893.1)	(196.5)
Payment of dividends	(236.0)	(197.3)	(143.0)
Payment of dividends to noncontrolling interests	(11.8)	(12.2)	(8.3)
Payment to redeem noncontrolling interest	(183.8)	—	—
Contingent consideration paid	(10.3)	(0.3)	(0.5)
Debt issuance costs and related fees	(6.5)	(4.1)	(6.3)

Net cash (used in) provided by financing activities	(1,064.5)	(498.8)	202.6
Effect of exchange rate changes on cash and cash equivalents	(89.2)	(2.0)	19.9

(Decrease) increase in cash and cash equivalents	(700.0)	164.1	995.4
Cash and cash equivalents, beginning of period	1,919.5	1,755.4	760.0

Cash and cash equivalents, end of period	$1,219.5	$1,919.5	$1,755.4

The accompanying notes are an integral part of the consolidated financial statements

62	MOODY’S 2014 10K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2011	342.9	$3.4	$394.5	$4,176.1	(120.5)	$(4,635.5)	$(107.5)	$(169.0)	$10.6	$(158.4)
Net income				690.0				690.0	6.1	696.1
Dividends				(152.8)				(152.8)	(4.7)	(157.5)
Stock-based compensation			64.6					64.6		64.6
Shares issued for stock-based compensation plans, net			(100.9)		5.6	217.5		116.6		116.6
Net excess tax benefit upon settlement of stock-based compensation awards			10.3					10.3		10.3
Adjustment to redemption value of redeemable noncontrolling interest			(3.4)					(3.4)		(3.4)
Treasury shares repurchased					(4.8)	(196.5)		(196.5)		(196.5)
Currency translation adjustment, (net of tax of $0.2 million)							34.2	34.2	(0.6)	33.6
Net actuarial losses and prior service cost (net of tax of $11.2 million)							(14.8)	(14.8)		(14.8)
Amortization and recognition of prior service costs and actuarial gains (losses), (net of tax of $4.1 million)							5.9	5.9		5.9
Net realized and unrealized gain on cash flow and net investment hedges (net of tax of $0.1 million)							0.1	0.1		0.1

Balance at December 31, 2012	342.9	$3.4	$365.1	$4,713.3	(119.7)	$(4,614.5)	$(82.1)	$385.2	$11.4	$396.6

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

MOODY’S 2014 10K	63

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2012	342.9	$3.4	$365.1	$4,713.3	(119.7)	$(4,614.5)	$(82.1)	$385.2	$11.4	$396.6
Net income				804.5				804.5	5.7	810.2
Dividends				(215.7)				(215.7)	(6.2)	(221.9)
Stock-based compensation			67.2					67.2		67.2
Shares issued for stock-based compensation plans, net			(51.9)		5.0	187.9		136.0		136.0
Net excess tax benefit upon settlement of stock-based compensation awards			33.3					33.3		33.3
Adjustment to redemption value of redeemable noncontrolling interest			(7.9)					(7.9)		(7.9)
Treasury shares repurchased					(14.2)	(893.1)		(893.1)		(893.1)
Currency translation adjustment, (net of tax of $0.6 million)							(13.8)	(13.8)	—	(13.8)
Net actuarial losses and prior service cost (net of tax of $21.0 million)							29.9	29.9		29.9
Amortization and recognition of prior service costs and actuarial gains (losses), (net of tax of $4.9 million)							7.0	7.0		7.0
Net realized and unrealized gain on cash flow and net investment hedges (net of tax of $3.1 million)							4.4	4.4		4.4

Balance at December 31, 2013	342.9	$3.4	$405.8	$5,302.1	(128.9)	$(5,319.7)	$(54.6)	$337.0	$10.9	$347.9

The accompanying notes are an integral part of the consolidated financial statements.

64	MOODY’S 2014 10K

(continued on next page)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2013	342.9	$3.4	$405.8	$5,302.1	(128.9)	$(5,319.7)	$(54.6)	$337.0	$10.9	$347.9
Net income				988.7				988.7	7.9	996.6
Dividends				(246.5)				(246.5)	(6.9)	(253.4)
Non-controlling interest resulting from majority acquisition of ICRA								—	218.8	218.8
Stock-based compensation			80.6					80.6		80.6
Shares issued for stock-based compensation plans, net			(58.0)		4.2	156.0		98.0		98.0
Net excess tax benefits upon settlement of stock-based compensation awards			54.7					54.7		54.7
Adjustment to redemption value of redeemable noncontrolling interest			(99.2)					(99.2)		(99.2)
Treasury shares repurchased					(13.8)	(1,220.5)		(1,220.5)		(1,220.5)
Currency translation adjustment, (net of tax of $2.2 million)							(148.7)	(148.7)	—	(148.7)
Net actuarial losses and prior service cost (net of tax of $37.1 million)							(56.7)	(56.7)		(56.7)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $2.8 million)							4.5	4.5		4.5
Net unrealized gain on available for sale securities							0.9	0.9		0.9
Net realized and unrealized gain on net investment hedges (net of tax of $12.9 million)							19.4	19.4		19.4

Balance at December 31, 2014	342.9	$3.4	$383.9	$6,044.3	(138.5)	$(6,384.2)	$(235.2)	$(187.8)	$230.7	$42.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2014 10K	65

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and fixed income pricing services in the Asia-Pacific region and outsourced services. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

Basis of Consolidation

The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis whereby the Company records its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received reduce the carrying amount of the investment. The Company applies the guidelines set forth in Topic 810 of the ASC in assessing its interests in variable interest entities to decide whether to consolidate that entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under Topic 810 of the ASC. The Company consolidates its ICRA subsidiaries on a three month lag.

Cash and Cash Equivalents

Cash equivalents principally consist of investments in money market mutual funds and money market deposit accounts as well as high-grade commercial paper and certificates of deposit with maturities of three months or less when purchased.

Short-term Investments

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next twelve months. The Company’s short-term investments primarily consist of certificates of deposit and their cost approximates fair value due to the short-term nature of the instruments. Interest and dividends on these investments are recorded into income when earned.

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

66	MOODY’S 2014 10K

Research and development costs were $37.9 million, $22.8 million and $16.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of products in the ERS business and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC as well as the related amortization expense related to such costs were immaterial for the years ended December 31, 2014, 2013 and 2012.

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

The Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude that an impairment does not exist using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. Goodwill is assigned to a reporting unit at the date when an acquisition is integrated into one of the established reporting units, and is based on which reporting unit is expected to benefit from the synergies of the acquisition.

For purposes of assessing the recoverability of goodwill, the Company has six reporting units at December 31, 2014: two within the Company’s ratings business (one for the newly acquired ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, Financial Services Training and Certifications and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. The Copal Amba reporting unit consists of outsourced research and analytical services.

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

MOODY’S 2014 10K	67

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under stock option and restricted stock plans. The Company has also established a pool of additional paid-in capital related to the tax effects of employee share-based compensation, which is available to absorb any recognized tax shortfalls.

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded with a corresponding adjustment to the carrying value of the item being hedged. Changes in the derivative’s fair value that qualify as cash flow hedges are recorded to other comprehensive income or loss, to the extent the hedge is effective, and such amounts are reclassified from accumulated other comprehensive income or loss to earnings in the same period or periods during which the hedged transaction affects income. Changes in the derivative’s fair value that qualify as net investment hedges are recorded to other comprehensive income or loss, to the extent the hedge is effective. Any changes in the fair value of derivatives that the Company does not designate as hedging instruments under Topic 815 of the ASC are recorded in the consolidated statements of operations in the period in which they occur.

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

The Company’s products and services will generally qualify as separate units of accounting under ASC Topic 605. The Company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customers and if the arrangement includes a customer refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company’s control. In instances where the aforementioned criteria are not met, the deliverable is combined with the undelivered items and revenue recognition is determined as one single unit.

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, structured credit, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 28 years on a weighted average basis at December 31, 2014. At December 31, 2014, 2013 and 2012, deferred revenue related to these securities was approximately $107 million, $97 million and $82 million.

Multiple element revenue arrangements in the MIS segment are generally comprised of an initial rating and the related monitoring service. In instances where monitoring fees are not charged for the first year monitoring effort, fees are allocated to the initial rating and

68	MOODY’S 2014 10K

monitoring services based on the relative selling price of each service to the total arrangement fees. The Company generally uses ESP in determining the selling price for its initial ratings as the Company rarely sells initial ratings separately without providing related monitoring services and thus is unable to establish VSOE or TPE for initial ratings.

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2014, 2013 and 2012, accounts receivable included approximately $22 million, $21 million and $22 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period.

In the MA segment, products and services offered by the Company include software licenses and related maintenance, subscriptions, and professional services. Revenue from subscription based products, such as research and data subscriptions and certain software-based credit risk management subscription products, is recognized ratably over the related subscription period, which is principally one year. Revenue from sale of perpetual licenses of credit processing software is generally recognized at the time the product master or first copy is delivered or transferred to and accepted by the customer. If uncertainty exists regarding customer acceptance of the product or service, revenue is not recognized until acceptance occurs. Software maintenance revenue is recognized ratably over the annual maintenance period. Revenue from professional services rendered is generally recognized as the services are performed. A large portion of annual research and data subscriptions and annual software maintenance are invoiced in the months of November, December and January.

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

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements. In cases where software implementation services are considered essential and VSOE of fair value exists for post-contract customer support (“PCS”), once the delivery criteria has been met on the standard software, license and service revenue is recognized on a percentage-of-completion basis as implementation services are performed, while PCS is recognized over the coverage period. If VSOE of fair value does not exist for PCS, once the delivery criteria has been met on the standard software, service revenue is recognized on a zero profit margin basis until essential services are complete, at which point total remaining arrangement revenue is then spread ratably over the remaining PCS coverage period.

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

MOODY’S 2014 10K	69

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

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including but not limited to deductibles for worker’s compensation, employment practices litigation and employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. The Cheyne SIV and Rhinebridge SIV matters more fully discussed in Note 18 are both cases from the 2008/2009 claims period, and accordingly defense costs for these matters are covered by the Company’s insurance subsidiary. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

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

Redeemable Noncontrolling Interest

The Company records its redeemable noncontrolling interest at fair value on the date of the related business combination transaction. The redeemable noncontrolling interest represents noncontrolling shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is governed by a put/call relationship. Subsequent to the initial measurement, the redeemable noncontrolling interest is recorded at the greater of its redemption value or its carrying value at the end of each reporting period. If the redeemable noncontrolling interest is carried at its redemption value, the difference between the redemption value and the carrying value would be adjusted through capital surplus at the end of each reporting period. The Company also performs a quarterly assessment to determine if the aforementioned redemption value exceeds the fair value of the redeemable noncontrolling interest. If the redemption value of the redeemable noncontrolling interest were to exceed its fair value, the excess would reduce the net income attributable to Moody’s shareholders. The Company settled its redeemable noncontrolling interest in the fourth quarter of 2014 by exercising its call option to acquire the remaining share of Copal Amba that it did not previously own.

Foreign Currency Translation

For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average

70	MOODY’S 2014 10K

exchange rates for the year. For these foreign operations, currency translation adjustments are accumulated in a separate component of shareholders’ equity.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other retirement plans, gains and losses on derivative instruments and unrealized gains and losses on securities designated as ‘available-for-sale’ under Topic 320 of the ASC.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, all of which are short-term in nature and, accordingly, approximate fair value. Additionally, the Company invests in certain short-term investments consisting primarily of certificates of deposit that are carried at cost, which approximates fair value due to their short-term maturities.

The Company also has certain investments in closed-ended and open-ended mutual funds in India which are designated as “available for sale” under Topic 320 of the ASC. Accordingly, unrealized gains and losses on these investments are recorded to other comprehensive income and are reclassified out of accumulated other comprehensive income to the statement of operations when the investment matures or is sold using a specific identification method.

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

MOODY’S 2014 10K	71

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments, trade receivables and derivatives.

The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposits and high- grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2014 and 2013. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2014 or 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation of long-lived and intangible assets, goodwill, pension and other retirement benefits, stock-based compensation, and depreciable lives for property and equipment and computer software.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain ratings monitoring fees received in advance of the service being rendered; iii) the accounting for certain license and maintenance revenue in MA; iv) the accounting for certain ERS revenue arrangements where VSOE is not available and v) the accounting for contract acquisition costs.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU clarifies the current accounting guidance for entities that issue share-based payment awards that require a specific performance target be achieved for employees to become eligible to vest in the awards, which may occur subsequent to a required service period. The current accounting guidance does not explicitly address how to account for these types of awards. The ASU provides explicit guidance and clarifies that these types of performance targets should be treated as performance conditions, and accordingly should not be reflected in the determination of the grant-date fair value of the award. This ASU is effective for all annual periods and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company currently accounts for transactions involving stock-based compensation awards with performance conditions in accordance with the provisions set forth in this ASU. Accordingly, the adoption of this update will not have an impact on the Company’s consolidated financial statements.

72	MOODY’S 2014 10K

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2014	2013	2012
Basic	210.7	219.4	223.2
Dilutive effect of shares issuable under stock-based compensation plans	4.0	4.1	3.4

Diluted	214.7	223.5	226.6

Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.7	4.0	7.5

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2014, 2013 and 2012. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

NOTE 4	CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$149.7	$—	$149.7	$149.7	$—	$—
Certificates of deposit and money market deposit accounts (1)	$842.5	$—	$842.5	$380.1	$458.1	$4.3
Fixed maturity and open ended mutual funds (2)	$47.1	$0.9	$48.0	$—	$—	$48.0

	As of December 31, 2013
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$212.3	$—	$212.3	$212.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$911.8	$—	$911.8	$725.0	$186.8	$—

(1)	Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to ten months at December 31, 2014 and one month to nine months at December 31, 2013. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds held by ICRA. The remaining contractual maturities for the fixed maturity instruments range from two months to 23 months at December 31, 2014.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be “available for sale” under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs which are more fully described in Note 2.

The total proceeds received in the year ended December 31, 2014 for maturities of fixed maturity mutual funds was $10.7 million. The gross realized gains on these maturities were immaterial.

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

MOODY’S 2014 10K	73

Interest Rate Swaps

In the fourth quarter of 2010, the Company entered into interest rate swaps with a total notional amount of $300 million to convert the fixed interest rate on the Series 2005-1 Notes to a floating interest rate based on the 3-month LIBOR. The purpose of this hedge was to mitigate the risk associated with changes in the fair value of the Series 2005-1 Notes, thus the Company designated these swaps as fair value hedges. The fair value of the swaps was adjusted quarterly with a corresponding adjustment to the carrying value of the Series 2005-1 Notes. The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps were recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations. In August of 2014, the Company terminated the swaps on the Series 2005-1 Notes concurrent with the early retirement of those notes as further described in Note 15. The termination of these swaps resulted in a gain of approximately $4 million in 2014 which is recorded in interest income (expense), net in the Company’s consolidated statement of operations.

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

Foreign Exchange Forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than the subsidiary’s functional currency. These forward contracts are not designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income (expense), net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through March 2015.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2014	December 31, 2013
Notional amount of Currency Pair:
Contracts to purchase USD with euros	$38.5	$14.2
Contracts to sell USD for euros	$51.1	$53.2
Contracts to purchase USD with GBP	$0.2	$—
Contracts to purchase USD with other foreign currencies	$1.2	$—
Contracts to purchase euros with other foreign currencies	€34.0	€13.1
Contracts to purchase euros with GBP	€25.0	€22.1
Contracts to sell euros for GBP	€38.2	€—

Net Investment Hedges

The Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These forward contracts are designated as hedging instruments under the applicable sections of Topic 815 of the ASC. Hedge effectiveness is assessed based on the overall changes in the fair value of the forward contracts on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in fair value for the hedge is recorded in OCI. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. These outstanding contracts expire in March 2015 for contracts to sell euros for USD and in November 2015 for contracts to sell Japanese yen for USD.

74	MOODY’S 2014 10K

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forward contracts that are designated as net investment hedges:

	December 31,	December 31,

	2014	2013
Notional amount of Currency Pair:
Contracts to sell euros for USD	€50.0	€50.0
Contracts to sell Japanese yen for USD	¥19,400	¥19,700

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments:

	Fair Value of Derivative Instruments

	Balance Sheet Location	December 31, 2014	December 31, 2013
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$17.4	$10.3
FX forwards on net investment in certain foreign subsidiaries	Other current assets	18.8	9.3

Total derivatives designated as accounting hedges		36.2	19.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	5.6	0.9

Total		$41.8	$20.5

Liabilities:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	$—	$1.0

Total derivatives designated as accounting hedges		—	1.0
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	2.1	0.7

Total		$2.1	$1.7

The following table summarizes the net gain (loss) on the Company’s foreign exchange forwards which are not designated as hedging instruments as well as the gain (loss) on the interest rate swaps designated as fair value hedges:

		Amount of Gain (Loss) Recognized in consolidated statement of operations
		Year Ended December 31,
		2014	2013	2012
Derivatives designated as accounting hedges	Location on Consolidated Statements of Operations
Interest rate swaps	Interest income (expense), net	$11.7	$4.2	$3.6

Derivatives not designated as accounting hedges
Foreign exchange forwards	Other non-operating (expense) income	$(2.0)	$2.1	$0.9

MOODY’S 2014 10K	75

The following table provides information on annual gains (losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss), net of tax, Recognized in AOCI on Derivative (Effective Portion)
	Year Ended December 31,
	2014	2013	2012
FX forwards	$19.4	$3.7	$(2.2)

Total	$19.4	$3.7	$(2.2)

All gains and losses on derivatives designated as net investment hedges are recognized through OCI.

There were no gains or losses reclassified from AOCI to the statement of operations or any hedge ineffectiveness in the years ended December 31, 2014, 2013 and 2012.

The cumulative amount of hedge gain (losses) recorded in AOCI relating to derivative instruments is as follows:

	Gains (Losses), net of tax

	December 31, 2014	December 31, 2013
FX forwards on net investment hedges	$20.9	$1.5

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2014	2013
Office and computer equipment (3 – 10 year estimated useful life)	$152.5	$129.7
Office furniture and fixtures (3 – 10 year estimated useful life)	43.8	40.6
Internal-use computer software (3 – 10 year estimated useful life)	336.8	284.9
Leasehold improvements and building (3 – 20 year estimated useful life)	220.7	199.2

Total property and equipment, at cost	753.8	654.4
Less: accumulated depreciation and amortization	(451.5)	(375.7)

Total property and equipment, net	$302.3	$278.7

Depreciation and amortization expense related to the above assets was $67.2 million, $65.4 million, and $63.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Lewtan Technologies

On October 27, 2014, a subsidiary of the Company acquired 100% of Lewtan Technologies, a leading provider of analytical tools and data for the global structured finance market. The acquisition of Lewtan will bolster MA’s Structured Analytics and Valuations (SAV) business within its RD&A LOB, which provides an extensive data and analytics library for securitized assets. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flows is not expected to be material. Lewtan will operate in the RD&A LOB of MA and goodwill related to this acquisition was allocated to the RD&A reporting unit.

76	MOODY’S 2014 10K

WebEquity Solutions, LLC

On July 17, 2014, a subsidiary of the Company acquired 100% of WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. The cash payment to the sellers of $130.5 million was funded using Moody’s U.S. cash. This acquisition will enhance MA’s risk management product portfolio.

The Company incurred approximately $2 million of costs directly related to this acquisition in 2014, which are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of the acquisition:

Current assets		$3.0
Property and equipment, net		2.3
Intangible assets:
Client relationships (18 year weighted average life)	$42.8
Software (15 year weighted average life)	11.5
Trade name (4 year weighted average life)	0.5

Total intangible assets (17 year weighted average life)		54.8
Goodwill		77.6
Liabilities assumed		(7.2)

Net assets acquired		$130.5

Current assets include acquired cash of $0.6 million. Additionally, current assets includes gross accounts receivable of $0.7 million, of which an immaterial amount is not expected to be collectible. The acquired goodwill, which has been assigned to the MA segment, will be deductible for tax.

As of the date of the acquisition, WebEquity is part of the ERS reporting unit.

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India, pursuant to a conditional open tender offer which was initiated in February 2014. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to 50.06%, resulting in a controlling interest in ICRA. Accordingly, the Company consolidates ICRA’s financial statements on a three month lag which resulted in only one quarter of ICRA’s operating results included in the Company’s statement of operations in 2014.

Prior to the acquisition of the additional shares, Moody’s accounted for its investment in ICRA on an equity basis whereby the Company recorded its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net. The acquisition of the additional shares has resulted in the Company consolidating ICRA into its financial statements. As a result of this consolidation and in accordance with ASC 805, the carrying value of the Company’s equity investment in ICRA was remeasured to fair value as of the acquisition date resulting in a pre-tax gain of $102.8 million ($78.5 million after-tax) in 2014. The fair value of the Company’s equity investment was based on ICRA’s quoted market price on the date of acquisition.

The Company incurred approximately $2 million of costs directly related to the acquisition of ICRA during 2014 which are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

The table below details the total consideration relating to the ICRA step-acquisition:

Cash paid	$86.0
Fair value of equity interest in ICRA prior to obtaining a controlling interest	124.9

Total consideration	$210.9

The cash paid in the table above was funded by using Moody’s non-U.S. cash on hand.

MOODY’S 2014 10K	77

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$25.4
Property and equipment, net		15.1
Intangible assets:
Trade name (36 year weighted average life)	$46.8
Client relationships (19 year weighted average life)	33.8
Other (17 year weighted average life) *	18.3

Total intangible assets (26 year weighted average life)		98.9
Goodwill		296.7
Other assets		56.3
Liabilities		(62.7)
Fair value of non-controlling interest assumed		(218.8)

Net assets acquired		$210.9

*	Primarily consists of acquired technical know-how and ratings methodologies

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

ICRA will operate as its own reporting unit for purposes of the Company’s annual goodwill impairment assessment.

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

Cash paid	$67.3
Contingent consideration liability assumed	4.3

Total fair value of consideration transferred	$71.6

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

78	MOODY’S 2014 10K

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

In connection with the acquisition, the Company assumed liabilities relating to certain UTPs. These UTPs are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these UTPs. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2014.

As of the date of the acquisition, Amba was integrated with Copal to form the Copal Amba reporting unit.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31, 2014
	MIS			MA			Consolidated

	Gross goodwill	Accumulated Impairment charge	Net goodwill	Gross goodwill	Accumulated Impairment charge	Net goodwill	Gross goodwill	Accumulated Impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	296.7	—	296.7	101.1	—	101.1	397.8	—	397.8
Foreign currency translation adjustments	(9.4)	—	(9.4)	(32.5)	—	(32.5)	(41.9)	—	(41.9)
							—	—

Ending balance	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1

MOODY’S 2014 10K	79

	Year Ended December 31, 2013
	MIS			MA			Consolidated

	Gross goodwill	Accumulated Impairment charge	Net goodwill	Gross goodwill	Accumulated Impairment charge	Net goodwill	Gross goodwill	Accumulated Impairment charge	Net goodwill

Balance at beginning of year	$11.5	$—	$11.5	$637.8	$(12.2)	$625.6	$649.3	$(12.2)	$637.1
Additions/adjustments	—	—	—	34.5	—	34.5	34.5	—	34.5
Foreign currency translation adjustments	(0.1)	—	(0.1)	(6.3)	—	(6.3)	(6.4)	—	(6.4)

Ending balance	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2

The 2014 additions/adjustments for the MIS segment in the table above relate to the ICRA acquisition in the second quarter of 2014. The 2014 additions/adjustments for the MA segment relate to the acquisition WebEquity in the third quarter of 2014 and Lewtan in the fourth quarter of 2014 as well as adjustments for Amba which was acquired in the fourth quarter of 2013. The 2013 additions/adjustments for the MA segment relate to the acquisition of Amba.

The accumulated impairment charge in the table above reflects an impairment charge recognized in 2012 relating to the FSTC reporting unit within MA. This impairment charge reflected a contraction in spending for training and certification services for many individuals and global financial institutions in 2012 due to macroeconomic uncertainties at the time. The fair value of the FSTC reporting unit utilized in this impairment assessment was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples.

Acquired intangible assets consisted of:

	December 31,

	2014	2013
Customer relationships	$310.4	$237.4
Accumulated amortization	(98.1)	(86.6)

Net customer relationships	212.3	150.8

Trade secrets	30.6	31.1
Accumulated amortization	(20.9)	(18.5)

Net trade secrets	9.7	12.6

Software	79.8	71.0
Accumulated amortization	(43.0)	(38.8)

Net software	36.8	32.2

Trade names	76.5	31.3
Accumulated amortization	(13.3)	(11.7)

Net trade names	63.2	19.6

Other	44.8	26.1
Accumulated amortization	(21.3)	(19.7)

Net other	23.5	6.4

Total	$345.5	$221.6

80	MOODY’S 2014 10K

Other intangible assets primarily consist of databases, covenants not to compete and acquired ratings methodologies and models. Amortization expense relating to intangible assets is as follows:

	Year Ended December 31,

	2014	2013	2012
Amortization expense	$28.4	$28.0	$30.1

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ended December 31,
2015	$33.5
2016	31.7
2017	28.1
2018	22.4
2019	19.5
Thereafter	210.3

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the assessment of goodwill impairment at July 31, 2012, the Company reviewed the recoverability of certain customer lists within its FSTC reporting unit. This review resulted in an impairment of approximately $1 million in the third quarter of 2012 which is recorded in depreciation and amortization expense in the consolidated statement of operations. The fair value of these customer lists was determined using a discounted cash flow analysis. The Company again reviewed the recoverability of these customer lists in the fourth quarter of 2012 in conjunction with the quantitative goodwill impairment test performed at December 31, 2012 for the FSTC reporting unit. Based on this assessment, there was no further impairment of the customer lists in the fourth quarter of 2012. For all intangible assets, there were no such events or changes during 2014 or 2013 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. Additionally, there were no events or circumstances during 2014 or 2013 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

NOTE 9	FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at December 31, 2014 and 2013:

		Fair Value Measurement as of December 31, 2014

	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$41.8	$—	$41.8	$—
	Money market mutual funds	149.7	149.7	—	—
	Fixed maturity and open ended mutual funds (b)	48.0	48.0	—	—

	Total	$239.5	$197.7	$41.8	$—

Liabilities:
	Derivatives (a)	$2.1	$—	$2.1	$—
	Contingent consideration arising from acquisitions (c)	2.1	—	—	2.1

	Total	$4.2	$—	$2.1	$2.1

MOODY’S 2014 10K	81

		Fair Value Measurement as of December 31, 2013

	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$20.5	$—	$20.5	$—
	Money market mutual funds	212.3	212.3	—	—

	Total	$232.8	$212.3	$20.5	$—

Liabilities:
	Derivatives (a)	$1.7	$—	$1.7	$—
	Contingent consideration arising from acquisitions (c)	17.5	—	—	17.5

	Total	$19.2	$—	$1.7	$17.5

(a)	Represents interest rate swaps and FX forwards on certain assets and liabilities as well as on certain non-U.S. dollar net investments in certain foreign subsidiaries more fully discussed in Note 5 to the financial statements

(b)	Represents investments in fixed maturity mutual funds and open ended mutual funds held by ICRA. The remaining contractual maturities for the fixed maturity instruments range from two months to 23 months

(c)	Represents contingent consideration liabilities pursuant to the agreements for certain acquisitions

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Changes in Contingent Consideration for Years Ended December 31,

	2014	2013	2012
Balance as of January 1	$17.5	$9.0	$9.1
Contingent consideration assumed in acquisition of Amba	—	4.3	—
Contingent consideration payments	(16.5)	(2.5)	(0.5)
Losses included in earnings	1.3	6.9	0.1
Foreign currency translation adjustments	(0.2)	(0.2)	0.3

Balance as of December 31	$2.1	$17.5	$9.0

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations and relate to contingent consideration obligations related to the Copal Amba acquisition which were settled in 2014.

The $2.1 million of contingent consideration obligations as of December 31, 2014 is classified in other liabilities within the Company’s consolidated balance sheet.

The following are descriptions of the methodologies utilized by the Company for determining the fair value of its derivative contracts, fixed maturity and open-ended mutual funds, money market mutual funds and contingent consideration obligations:

Derivatives:

In determining the fair value of the derivative contracts in the table above, the Company utilizes industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company has strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.

Fixed maturity and open ended mutual funds:

The fixed maturity mutual funds and open ended mutual funds primarily represent exchange traded funds in India held by ICRA and are classified as securities available-for-sale. Accordingly, any unrealized gains and losses are recognized through OCI until the instruments mature or are sold.

Money market mutual funds:

The money market mutual funds represent publicly traded funds with a stable $1 net asset value.

82	MOODY’S 2014 10K

Contingent Consideration:

At December 31, 2014, the Company has a contingent consideration obligation related to the acquisition of CSI which is carried at estimated fair value, and is based on certain financial and non-financial metrics set forth in the acquisition agreements. This obligation is measured using Level 3 inputs as defined in the ASC. The Company has recorded the obligation for this contingent consideration arrangement on the date of acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligation is adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At December 31, 2014, the Company expects that this milestone will be reached by the aforementioned date.

For certain of the contingent consideration obligations relating to the acquisition of Copal, a portion of the contingent cash payments were based on revenue and EBITDA growth for certain of the Copal entities. This growth was calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. Payments of $12.2 million under this arrangement were made in the fourth quarter of 2014 pursuant to the Company exercising its call option to acquire the remaining shares of Copal Amba. The Company had utilized discounted cash flow methodologies to value these obligations prior to their settlement in 2014. The expected future cash flows for these obligations were discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date plus sovereign and size risk premiums. The most significant unobservable input involved in the measurement of these obligations were the projected future financial results of the applicable Copal Amba entities. Other contingent cash payments were based on the achievement of revenue targets for Copal’s fiscal year ended March 31, 2013 and a $2.5 million payment was made in 2013.

For the contingent consideration obligations relating to the acquisition of Amba, the payment was based on the acquired entity achieving a revenue target for its fiscal year ended March 31, 2014 which was met resulting in a $4.3 million payment in 2014.

NOTE 10	DETAIL OF CERTAIN BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2014	2013
Other current assets:
Prepaid taxes	$65.4	$40.0
Prepaid expenses	59.9	48.1
Other	47.2	26.3

Total other current assets	$172.5	$114.4

	December 31,

	2014	2013
Other assets:
Investments in joint ventures	$21.6	$37.5
Deposits for real-estate leases	11.3	10.3
Indemnification assets related to acquisitions	23.5	27.0
Fixed maturity and open-ended mutual funds	48.0	—
Other	41.5	37.3

Total other assets	$145.9	$112.1

MOODY’S 2014 10K	83

	December 31,

	2014	2013
Accounts payable and accrued liabilities:
Salaries and benefits	$86.5	$77.1
Incentive compensation	155.2	135.9
Profit sharing contribution	9.3	—
Customer credits, advanced payments and advanced billings	17.0	21.7
Self-insurance reserves	21.5	27.6
Dividends	75.0	65.5
Professional service fees	47.0	32.9
Interest accrued on debt	45.0	36.3
Accounts payable	19.4	16.4
Income taxes (see Note 14)	16.1	47.5
Pension and other retirement employee benefits (see Note 12)	5.1	7.0
Other	60.5	71.0

Total accounts payable and accrued liabilities	$557.6	$538.9

	December 31,

	2014	2013
Other liabilities:
Pension and other retirement employee benefits (see Note 12)	$244.8	$164.0
Deferred rent-non-current portion	104.2	106.3
Interest accrued on UTPs	20.8	18.0
Legacy and other tax matters	8.6	15.4
Other	52.5	56.5

Total other liabilities	$430.9	$360.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Year Ended December 31,

	2014	2013	2012
Balance January 1,	$27.6	$55.8	$27.1
Accruals (reversals), net	5.8	(0.9)	38.1
Payments	(11.9)	(27.3)	(9.4)

Balance December 31,	$21.5	$27.6	$55.8

Redeemable Noncontrolling Interest:

In connection with the acquisition of Copal, the Company and the non-controlling shareholders entered into a put/call option agreement whereby the Company had the option to purchase from the non-controlling shareholders and the non-controlling shareholders had the option to sell to the Company the remaining 33% ownership interest of Copal Partners Limited based on a strike price to be calculated on pre-determined formulas using a combination of revenue and EBITDA multiples when exercised. The value of the estimated put/call option strike price on the date of acquisition was based on a Monte Carlo simulation model. This model contemplated multiple scenarios which simulated certain of Copal’s revenue, EBITDA margins and equity values to estimate the present value of the expected strike price of the option. In connection with the acquisition of Amba in December 2013, which was combined with Copal to form the Copal Amba operating segment and reporting unit, the aforementioned revenue and EBITDA multiples set forth in the put/call option agreement were modified to include the results of Amba. The option was subject to a minimum exercise price of $46 million. There was no limit as to the maximum amount of the strike price on the put/call option.

In the fourth quarter of 2014, the Company exercised its call option to acquire the remaining interest of Copal Amba.

84	MOODY’S 2014 10K

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal Amba:

	Year Ended December 31,

	2014	2013	2012

	Redeemable Noncontrolling Interest
Balance January 1,	$80.0	$72.3	$60.5
Net earnings	9.3	5.8	3.6
Dividends	(4.9)	(6.0)	(3.6)
Redemption of noncontrolling interest	(183.8)	—	—
Adjustment due to right of offset for UTPs (1)	—	—	6.8
Adjustment to redemption value (2)	99.4	7.9	3.4
FX translation	—	—	1.6

Balance December 31,	$—	$80.0	$72.3

(1)	Relates to an adjustment for the right of offset pursuant to the Copal acquisition agreement whereby the amount due to the sellers under the put/call arrangement was reduced by the amount of UTPs that the Company may be required to pay

(2)	The adjustment to the redemption value in the year ended December 31, 2014 reflects the aforementioned revisions to the revenue and EBITDA multiples pursuant to the amendment of the put/call agreement which occurred contemporaneously with the acquisition of Amba coupled with growth in the Copal Amba reporting unit. These adjustments are recorded with a corresponding reduction to capital surplus.

NOTE 11	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31,		Affected line in the Consolidated Statements of Operation
	2014	2013
Losses on foreign translation adjustments
Liquidation of foreign subsidiary	$—	$(1.4)	Other non-operating income (expense), net
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	(4.4)	—	ICRA Gain

Total losses on foreign translation adjustments	(4.4)	(1.4)

Losses on cash flow hedges
Interest rate swap derivative contracts	—	(1.2)	Interest income (expense), net

Income tax effect of item above	—	0.5	Provision for income taxes

Losses on cash flow hedges	—	(0.7)

Gains on available for sale securities
Gain on sale of available for sale securities	0.1	—	Other non-operating income (expense), net

Total gains on available for sale securities	0.1	—

Losses on pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(4.7)	(7.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(2.6)	(4.3)	SG&A expense

Total before income taxes	(7.3)	(11.9)
Income tax effect of item above	2.8	4.9	Provision for income tax

Total losses on pension and other retirement benefits	(4.5)	(7.0)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(8.8)	$(9.1)

MOODY’S 2014 10K	85

Changes in AOCI by component (net of tax) for the period ended December 31, 2014 and 2013:

	Year Ended December 31, 2014

	Gains/(losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2013	$1.5	$(53.2)	$(2.9)	$—	$(54.6)
Other comprehensive income/(loss) before reclassification	19.4	(56.7)	(153.1)	1.0	(189.4)
Amounts reclassified from AOCI	—	4.5	4.4	(0.1)	8.8

Other comprehensive income/(loss)	19.4	(52.2)	(148.7)	0.9	(180.6)

Balance December 31, 2014	$20.9	$(105.4)	$(151.6)	$0.9	$(235.2)

	Year Ended December 31, 2013

	Gains/(losses) on Cash Flow and Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2012	$(2.9)	$(90.1)	$10.9	$—	$(82.1)
Other comprehensive income/(loss) before reclassification	3.7	29.9	(15.2)	—	18.4
Amounts reclassified from AOCI	0.7	7.0	1.4	—	9.1

Other comprehensive income/(loss)	4.4	36.9	(13.8)	—	27.5

Balance December 31, 2013	$1.5	$(53.2)	$(2.9)	$—	$(54.6)

NOTE 12	PENSION AND OTHER RETIREMENT BENEFITS

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

Through 2007, substantially all U.S. employees were eligible to participate in the Company’s DBPPs. Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008 and new hires in the U.S. instead will receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s Retirement Plans and Other Retirement Plans continue to accrue benefits based on existing plan benefit formulas.

86	MOODY’S 2014 10K

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of the period	$(347.1)	$(356.3)	$(20.7)	$(21.8)
Service cost	(18.4)	(19.8)	(1.7)	(1.7)
Interest cost	(16.5)	(13.5)	(0.9)	(0.8)
Plan participants’ contributions	—	—	(0.4)	(0.3)
Benefits paid	6.4	5.3	0.6	0.6
Actuarial gain (loss)	(8.3)	(0.7)	(0.1)	1.0
Assumption changes	(77.9)	37.9	(3.5)	2.3

Benefit obligation, end of the period	(461.8)	(347.1)	(26.7)	(20.7)

Change in plan assets:
Fair value of plan assets, beginning of the period	204.6	167.6	—	—
Actual return on plan assets	12.9	23.0	—	—
Benefits paid	(6.4)	(5.3)	(0.6)	(0.6)
Employer contributions	37.3	19.3	0.2	0.3
Plan participants’ contributions	—	—	0.4	0.3

Fair value of plan assets, end of the period	248.4	204.6	—	—

Funded Status of the plans	(213.4)	(142.5)	(26.7)	(20.7)

Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits liability — current	(4.3)	(6.2)	(0.8)	(0.8)
Pension and retirement benefits liability — non current	(209.1)	(136.3)	(25.9)	(19.9)

Net amount recognized	$(213.4)	$(142.5)	$(26.7)	$(20.7)

Accumulated benefit obligation, end of the period	$(396.3)	$(298.5)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2014	2013
Aggregate projected benefit obligation	$461.8	$347.1
Aggregate accumulated benefit obligation	$396.3	$298.5
Aggregate fair value of plan assets	$248.4	$204.6

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans

	2014	2013	2014	2013
Net actuarial losses	$(165.5)	$(84.6)	$(6.0)	$(2.4)
Net prior service costs	(2.7)	(3.3)	—	—

Total recognized in AOCI- pretax	$(168.2)	$(87.9)	$(6.0)	$(2.4)

MOODY’S 2014 10K	87

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans
Net actuarial losses	$13.6	$0.3
Net prior service costs	0.7	—

Total to be recognized as components of net periodic expense	$14.3	$0.3

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans

	2014	2013	2012	2014	2013	2012
Components of net periodic expense
Service cost	$18.4	$19.8	$18.9	$1.7	$1.7	$1.5
Interest cost	16.5	13.5	13.1	0.9	0.8	0.7
Expected return on plan assets	(14.3)	(12.9)	(12.5)	—	—	—
Amortization of net actuarial loss from earlier periods	6.6	10.8	9.1	—	0.3	0.3
Amortization of net prior service costs from earlier periods	0.7	0.6	0.7	—	—	—

Net periodic expense	$27.9	$31.8	$29.3	$2.6	$2.8	$2.5

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2014	2013	2014	2013
Amortization of net actuarial losses	$6.6	$10.8	$—	$0.3
Amortization of prior service costs	0.7	0.6	—	—
Net actuarial gain (loss) arising during the period	(87.5)	47.3	(3.7)	3.3

Total recognized in OCI – pre-tax	$(80.2)	$58.7	$(3.7)	$3.6

ADDITIONAL INFORMATION:

Assumptions – Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans

	2014	2013	2014	2013
Discount rate	3.78%	4.71%	3.65%	4.45%
Rate of compensation increase	3.76%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans

	2014	2013	2012	2014	2013	2012
Discount rate	4.71%	3.82%	4.25%	4.45%	3.55%	4.05%
Expected return on plan assets	6.80%	7.30%	7.85%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

88	MOODY’S 2014 10K

The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2014, the expected rate of return used in calculating the net periodic benefit costs was 6.80%. For 2015, the Company reduced the expected rate of return assumption to 5.80% to reflect the Plan’s increased allocation to fixed income securities based on the Company’s revised investment policy implemented in 2014 and to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released RP-2014 mortality tables and accompanying mortality improvement scale MP-2014 recently issued by the Society of Actuaries.

Assumed Healthcare Cost Trend Rates at December 31:

	2014		2013		2012

	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65	Pre-age 65	Post-age 65
Healthcare cost trend rate assumed for the following year	7.95%	7.05%	8.2%	7.3%	6.9%	7.9%
Ultimate rate to which the cost trend rate is assumed to declines (ultimate trend rate)	5.0%		5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2028	2026	2028	2026	2020

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

Plan Assets

Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long-term within a prudent level of risk. The Company works with its independent investment consultants to determine asset allocation targets for its pension plan investment portfolio based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics, and related risk factors. Other relevant factors, including historical and forward looking views of inflation and capital market returns, are also considered. Risk management practices include monitoring plan asset performance, diversification across asset classes and investment styles, and periodic rebalancing toward asset allocation targets. The Company’s Asset Management Committee is responsible for overseeing the investment activities of the plan, which includes selecting acceptable asset classes, defining allowable ranges of holdings by asset class and by individual investment managers, defining acceptable securities within each asset class, and establishing investment performance expectations. Ongoing monitoring of the plan includes reviews of investment performance and managers on a regular basis, annual liability measurements, and periodic asset/liability studies.

In 2014, the Company implemented a revised investment policy, which uses risk-controlled investment strategies by increasing the plan’s asset allocation to fixed income securities and specifying ranges of acceptable target allocation by asset class based on different levels of the plan’s accounting funded status. In addition, the investment policy also requires the investment grade fixed income asset be rebalanced between shorter and longer duration bonds as the interest rate environment changes. This revised investment policy is designed to help protect the plan’s funded status and to limit volatility of the Company’s contributions. Based on the revised policy, the Company’s current target asset allocation is approximately 53% (range of 48% to 58%) in equity securities, 40% (range of 35% to 45%) in fixed income securities and 7% (range of 4% to 10% ) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds which are expected to help reduce plan

MOODY’S 2014 10K	89

exposure to interest rate variation and to better align assets with obligations. The plan also invests in other fixed income investments such debts rated below investment grade, emerging market debt, and convertible securities. The plan’s other investment, which is made through private real estate investment trust fund, is expected to provide additional diversification benefits and absolute return enhancement to the plan assets. Prior to the implementation of the revised policy, the Company’s target asset allocation was approximately, 60%, 33%, and 7% in equities, fixed income, and other investment, respectively.

Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2014 and 2013 are as follows:

	Fair Value Measurement as of December 31, 2014

Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Cash and cash equivalent	$13.2	$—	$13.2	$—	5%

Emerging markets equity fund	14.0	$14.0	$—	—	6%
Common/collective trust funds — equity securities
Global large-cap	92.2	—	92.2	—	37%
U.S. small and mid-cap	16.5	—	16.5	—	7%

Total equity investments	122.7	14.0	108.7	—	50%

Emerging markets bond fund	9.1	9.1			4%
Common/collective trust funds — fixed income securities
Intermediate-term investment grade U.S. government/corporate bonds	60.8	—	60.8	—	24%
U.S. Treasury Inflation-Protected Securities (TIPs)	10.7	—	10.7	—	4%
Convertible securities	7.5	—	7.5	—	3%
Private investment fund — high yield securities	6.7	—	6.7	—	3%

Total fixed-income investments	94.8	9.1	85.7	—	38%

Other investment- Common/collective trust fund — private real estate fund	17.8	—	17.8	—	7%

Total Assets	$248.5	$23.1	$225.4	$—	100%

	Fair Value Measurement as of December 31, 2013

Asset Category	Balance	Level 1	Level 2	Level 3	% of total assets
Cash and cash equivalent	$0.4	$—	$0.4	$—	—

Emerging markets equity fund	14.6	$14.6	$—	—	7%
Common/collective trust funds — equity securities
U.S. large-cap	44.5	—	44.5	—	22%
U.S. small and mid-cap	15.3	—	15.3	—	7%
International	58.2	—	58.2	—	29%

Total equity investments	132.6	14.6	118.0	—	65%

Common/collective trust funds — fixed income securities
Long-term government/treasury bonds	13.7	—	13.7	—	7%
Long-term investment grade corporate bonds	15.4	—	15.4	—	7%
U.S. Treasury Inflation-Protected Securities (TIPs)	8.7	—	8.7	—	4%
Emerging markets bonds	5.8	—	5.8	—	3%
High yield bonds	6.1	—	6.1	—	3%
Convertible securities	6.3	—	6.3	—	3%

Total fixed-income investments	56.0	—	56.0	—	27%

Other investment — Common/collective trust fund — private real estate fund	15.6	—	—	15.6	8%

Total Assets	$204.6	$14.6	$174.4	$15.6	100%

90	MOODY’S 2014 10K

Cash and cash equivalents are primarily comprised of investment in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust funds are valued using the net asset value (NAV) per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds are categorized in Level 2 to the extent that they are readily redeemable at their NAV as of the measurement date or in the near feature or else they are categorized in Level 3 of the fair value hierarchy.

The table below is a summary of changes in the fair value of the Plan’s Level 3 assets:

Real estate investment fund:
Balance as of December 31, 2013	$15.6
Return on plan assets related to assets held as of December 31, 2014	1.6
Transfer (out), net	(17.8)
Purchases (sales), net	0.6

Balance as of December 31, 2014	$—

Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $33.7 million and $16.8 million to its U.S. funded pension plan during the years ended December 31, 2014 and 2013, respectively. The Company made payments of $3.6 million and $2.5 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2014 and 2013, respectively. The Company made payments of $0.6 million to its Other Retirement Plans during both the years ended December 31, 2014 and 2013. The Company presently anticipates making contributions of $9.0 million to its funded pension plan and anticipates making payments of $4.3 million related to its unfunded U.S. pension plans and $0.8 million related to its Other Retirement Plans during the year ended December 31, 2015.

Estimated Future Benefits Payable

Estimated future benefits payments for the Retirement Plans are as follows at ended December 31, 2014:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2015	$8.3	$0.8
2016	10.3	1.0
2017	10.9	1.1
2018	39.6	1.3
2019	14.0	1.5
2020 – 2024	$110.5	$9.6

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $26.8 million, $18.8 million and $24.5 million in 2014, 2013, and 2012, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.6 million and $0.5 million in dividends during the years ended December 31, 2014 and 2013, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 490,000 and 520,000 shares of Moody’s common stock at December 31, 2014 and 2013, respectively.

MOODY’S 2014 10K	91

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2014, 2013 and 2012 were $30.6 million, $19.7 million and $18.8 million, respectively.

For defined benefit plans, the Company maintains various unfunded DBPPs and retirement health benefit plan for certain of its non-U.S. subsidiaries located in Germany, France and Canada. These unfunded DBPPs are generally based on each eligible employee’s years of credited service and on compensation levels as specified in the plans. The DBPP in Germany was closed to new entrants in 2002. Total defined benefit pension liabilities recorded related to non-U.S. pension plans was $9.8 million, $7.8 million and $7.2 million based on a weighted average discount rate of 2.00%, 3.58% and 3.53% at December 31, 2014, 2013 and 2012, respectively. The pension liabilities recorded as of December 31, 2014 represent the unfunded status of these pension plans and were recognized in the consolidated balance sheet as mostly non-current liabilities. Total pension expense recorded for the years ended December 31, 2014, 2013 and 2012 was approximately $0.6 million for each year. These amounts are not included in the tables above. As of December 31, 2014, the amount of net actuarial losses included in AOCI related to non-U.S. pension plans was $1.8 million net of tax. The Company’s non-U.S. other retirement benefit obligation was also immaterial as of December 31, 2014.

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

Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2014	2013	2012
Stock-based compensation expense	$80.4	$67.1	$64.5
Tax benefit	$27.5	$24.7	$23.3

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

92	MOODY’S 2014 10K

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2014	2013	2012
Expected dividend yield	1.41%	1.72%	1.66%
Expected stock volatility	41%	43%	44%
Risk-free interest rate	2.30%	1.53%	1.55%
Expected holding period	7.2 years	7.2 years	7.4 years
Grant date fair value	$31.53	$17.58	$15.19

A summary of option activity as of December 31, 2014 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	8.9	$45.00
Granted	0.3	79.57
Exercised	(3.2)	46.40

Outstanding, December 31, 2014	6.0	$46.00	4.2 yrs	$299.5

Vested and expected to vest, December 31, 2014	5.9	$45.84	4.1 yrs	$295.6

Exercisable, December 31, 2014	5.0	$44.79	3.4 yrs	$252.6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2014 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2014. This amount varies based on the fair value of Moody’s stock. As of December 31, 2014 there was $7.4 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2014	2013	2012
Proceeds from stock option exercises	$145.5	$163.3	$127.4
Aggregate intrinsic value	$122.3	$112.4	$61.3
Tax benefit realized upon exercise	$43.2	$41.1	$23.4

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2014 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2013	3.1	$39.30
Granted	0.9	79.69
Vested	(1.2)	36.19
Forfeited	(0.1)	50.45

Balance, December 31, 2014	2.7	$53.98

As of December 31, 2014, there was $81.9 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.6 years.

MOODY’S 2014 10K	93

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2014	2013	2012
Fair value of shares upon delivery	$92.4	$54.6	$37.8
Tax benefit realized upon delivery	$31.2	$19.3	$13.4

A summary of the status of the Company’s performance-based restricted stock as of December 31, 2014 and changes during the year then ended is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2013	1.2	$31.17
Granted	0.2	$76.35
Vested	(0.5)	$28.76

Balance, December 31, 2014	0.9	$46.09

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,

	2014	2013	2012
Fair value of shares upon delivery	$38.0	$25.5	$—
Tax benefit realized upon delivery	$14.4	$9.7	$—

As of December 31, 2014, there was $14.9 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 0.9 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2014, 2013 and 2012 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2014, 2013, and 2012. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

94	MOODY’S 2014 10K

NOTE 14	INCOME TAXES

Components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,

	2014	2013	2012
Current:
Federal	$252.8	$226.2	$168.1
State and Local	70.2	57.6	33.7
Non-U.S.	102.1	96.8	86.4

Total current	425.1	380.6	288.2

Deferred:
Federal	0.9	(13.1)	35.7
State and Local	4.9	(5.6)	4.5
Non-U.S.	24.1	(8.5)	(4.1)

Total deferred	29.9	(27.2)	36.1

Total provision for income taxes	$455.0	$353.4	$324.3

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.6	2.9	2.4
Benefit of foreign operations	(7.4)	(6.4)	(6.1)
Legacy tax items	(0.2)	(0.6)	(0.4)
Other	0.1	(0.7)	0.8

Effective tax rate	31.1%	30.2%	31.7%

Income tax paid	$369.4	$335.7 (1)	$293.3 (2)

(1)	Includes fourth quarter 2012 estimated federal tax payment made in 2013 due to IRS relief for companies affected by Hurricane Sandy
(2)	Includes approximately $92 million in payments for tax audit settlements in the first quarter of 2012

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2014	2013	2012
United States	$912.6	$836.1	$694.2
International	548.4	333.2	329.8

Income before provision for income taxes	$1,461.0	$1,169.3	$1,024.0

MOODY’S 2014 10K	95

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2014	2013
Deferred tax assets:
Current:
Account receivable allowances	$7.7	$8.2
Accrued compensation and benefits	14.6	12.8
Deferred revenue	6.7	7.3
Legal and professional fees	10.4	10.9
Restructuring	2.3	3.5
Uncertain tax positions	—	7.5
Other	3.5	0.7

Total current	45.2	50.9

Non-current:
Accumulated depreciation and amortization	0.9	2.6
Stock-based compensation	62.3	73.7
Benefit plans	108.7	78.9
Deferred rent and construction allowance	30.5	30.4
Deferred revenue	34.2	33.4
Foreign net operating loss (1)	7.5	10.6
Uncertain tax positions	38.3	26.8
Self-insured related reserves	14.9	20.4
Other	5.6	4.3

Total non-current	302.9	281.1

Total deferred tax assets	348.1	332.0

Deferred tax liabilities:
Current:
Compensation and benefits	(3.0)	—
Unrealized gain on net investment hedges	(14.0)	—
Other	(1.1)	—

Total Current	(18.1)	—

Non-current:
Accumulated depreciation and amortization of intangible assets and capitalized software	(204.3)	(153.7)
Foreign earnings to be repatriated	(3.4)	(3.7)
Self-insured related income	(16.9)	(24.0)
Other liabilities	(0.1)	(2.7)

Total non-current	(224.7)	(184.1)

Total deferred tax liabilities	(242.8)	(184.1)

Net deferred tax asset	105.3	147.9
Valuation allowance	(6.9)	(8.4)

Total net deferred tax assets	$98.4	$139.5

(1)	Amounts are primarily set to expire beginning in 2018, if unused.

As of December 31, 2014, the Company had approximately $2,032.0 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

96	MOODY’S 2014 10K

The Company had valuation allowances of $6.9 million and $8.4 million at December 31, 2014 and 2013, respectively, related to foreign net operating losses for which realization is uncertain.

As of December 31, 2014 the Company had $220.3 million of UTPs of which $157.1 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,

	2014	2013	2012
Balance as of January 1	$195.6	$156.6	$205.4
Additions for tax positions related to the current year	52.5	67.8	49.1
Additions for tax positions of prior years	8.7	6.1	18.9
Reductions for tax positions of prior years	(13.0)	(10.1)	(20.6)
Settlements with taxing authorities	(18.8)	(21.4)	(91.5)
Lapse of statute of limitations	(4.7)	(3.4)	(4.7)

Balance as of December 31	$220.3	$195.6	$156.6

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the years ended December 31, 2014 and 2013, the Company incurred a net interest expense of $5.5 million and $7.6 million, respectively, related to UTPs. During 2012, the Company realized a net interest benefit of $1.6 million related to UTPs. As of December 31, 2014 and 2013, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $20.8 million and $17.9 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its 2011 to and 2013 returns remain open to examination. The Company’s New York State income tax returns for 2011 to 2013 remain open to examination. The Company’s New York City income tax returns have been examined through 2012. The Company settled the U.K. tax audit for tax years 2007 through 2011 during the first quarter of 2014. Tax filings in the U.K. remain open to examination for tax years 2012 through 2013.

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

MOODY’S 2014 10K	97

NOTE 15	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2014	2013
2012 Facility	$—	$—
Notes payable:
Series 2005-1 Notes due 2015, including fair value of interest rate swap of $10.3 million at 2013	—	310.3
Series 2007-1 Notes due in 2017	300.0	300.0
2010 Senior Notes, due 2020, net of unamortized discount of $2.0 million and $2.2 million in 2014 and 2013, respectively, and includes a $5.8 million fair value adjustment on an interest rate hedge in 2014	503.8	497.8
2012 Senior Notes, due 2022, net of unamortized discount of $3.1 million in 2014 and $3.5 million in 2013	496.9	496.5
2013 Senior Notes, due 2024, net of unamortized discount of $2.5 million in 2014 and $2.8 million in 2013	497.5	497.2
2014 Senior Notes (5-Year), due 2019, net of unamortized discount of $0.7 million in 2014 and includes a $1.4 million fair value adjustment on an interest rate hedge in 2014	450.7	—
2014 Senior Notes (30-Year), due 2044, net of unamortized discount of $1.6 million in 2014	298.4	—

Total long-term debt	$2,547.3	$2,101.8

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

Notes Payable

On September 30, 2005, the Company issued and sold through a private placement transaction, $300.0 million aggregate principal amount of its Series 2005-1 Senior Unsecured Notes due 2015 pursuant to the 2005 Agreement. The Series 2005-1 Notes had a ten-year term and bore interest at an annual rate of 4.98%, payable semi-annually on March 30 and September 30. Proceeds from the sale of the Series 2005-1 Notes were used to refinance $300.0 million aggregate principal amount of the Company’s outstanding 7.61% senior notes which matured on September 30, 2005. On August 7, 2014, the Company prepaid the Series 2005-1 Notes using proceeds from the issuance of the 2014 Senior Notes (30-year) and the 2014 Senior Notes (5-year).

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

98	MOODY’S 2014 10K

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2014 and 2013. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

MOODY’S 2014 10K	99

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

On August 7, 2014, the Company prepaid the Series 2005-1 Notes using proceeds from the issuance of the 2014 Senior Notes (30-year) and the 2014 Senior Notes (5-year). The proceeds from the July 16, 2014 issuance will also be used for general corporate purposes.

100	MOODY’S 2014 10K

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ending December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-year)	2014 Senior Notes (30-year)	Total
2015	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—
2017	300.0	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	450.0
Thereafter		500.0	500.0	500.0	—	300.0	1,800.0

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$300.0	$2,550.0

The Company entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-year) which are more fully discussed in Note 5.

At December 31, 2014, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2014 Indenture, the 2012 Facility, the 2007 Agreement, the 2013 Indenture, the 2012 Indenture and the 2010 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2014, there are no such cross defaults.

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2014	2013	2012
Income	$6.7	$5.5	$5.2
Expense on borrowings (a)	(118.4)	(92.3)	(73.8)
Expense on UTPs and other tax related liabilities (b)	(5.8)	(8.6)	0.4
Legacy Tax (c)	0.7	3.6	4.4

Total	$(116.8)	$(91.8)	$(63.8)

Interest paid (d)	$113.7	$81.9	$94.4

(a)	Includes approximately $11 million in 2014 in net costs related to the prepayment of the Series 2005-1 Notes.

(b)	Includes $2.0 million in 2014 relating to a reversal of an interest accrual relating to the favorable resolution of an international tax matter.

(c)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters, further discussed in Note 18 to the consolidated financial statements.

(d)	Interest paid includes payments of interest relating to the settlement of income tax audits in the first quarter of 2012 as well as net settlements on interest rate swaps more fully discussed in Note 5.

MOODY’S 2014 10K	101

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the Series 2005-1 Notes, the 2010 Senior Notes, and the 2014 Senior Notes (5-Year) which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014		December 31, 2013

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2005-1 Notes	$—	$—	$310.3	$319.2
Series 2007-1 Notes	300.0	334.6	300.0	334.7
2010 Senior Notes	503.8	564.4	497.8	536.6
2012 Senior Notes	496.9	537.1	496.5	497.0
2013 Senior Notes	497.5	548.4	497.2	501.2
2014 Senior Notes (5-Year)	450.7	454.3	—	—
2014 Senior Notes (30-Year)	298.4	333.9	—	—

Total	$2,547.3	$2,772.7	$2,101.8	$2,188.7

The fair value of the Company’s long-term debt is estimated using discounted cash flows based on prevailing interest rates available to the Company for borrowings with similar maturities. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under the various share repurchase programs as of December 31, 2014:

Date Authorized	Amount Authorized	Remaining Authority
February 12, 2013	$1,000.0	$—
February 11, 2014	$1,000.0	$563.5
December 16, 2014	$1,000.0	$1,000.0

During 2014, Moody’s repurchased 13.8 million shares of its common stock under its share repurchase program and issued 4.9 million shares under employee stock-based compensation plans.

102	MOODY’S 2014 10K

Dividends

The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2014		2013		2012

	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$—	$0.28	$—	$0.20	$—	$0.16
Second quarter	0.28	0.28	0.20	0.20	0.16	0.16
Third quarter	0.28	0.28	0.25	0.25	0.16	0.16
Fourth quarter	0.62	0.28	0.53	0.25	0.36	0.16

Total	$1.18	$1.12	$0.98	$0.90	$0.68	$0.64

On December 16, 2014, the Board of the Company approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on March 10, 2015 to shareholders of record at the close of business on February 20, 2015. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 17	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 13 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $83.9 million, $74.2 million and $75.8 million, respectively.

The 21-year operating lease for the Company’s headquarters at 7WTC which commenced on October 20, 2006 contains a total of 20 years of renewal options. These renewal options apply to both the original lease as well as additional floors leased by the Company beginning in 2014. Additionally, the 17.5 year operating lease for the Company’s London, England office which commenced on February 6, 2008 contains a total of 15 years of renewal options.

The minimum rent for operating leases that have remaining or original non-cancelable lease terms in excess of one year at December 31, 2014 is as follows:

Year Ending December 31,	Operating Leases
2015	$93.4
2016	80.9
2017	78.3
2018	72.7
2019	64.9
Thereafter	447.3

Total minimum lease payments	$837.5

Future minimum operating lease payments have been reduced by future minimum sublease income of $3.7 million.

NOTE 18	CONTINGENCIES

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

MOODY’S 2014 10K	103

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the Court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs, Commonwealth of Pennsylvania Public School Employees’ Retirement System (“PSERS”) and Commerzbank AG (“Commerzbank”), that were previously dismissed by the Court. On May 23, 2013, these two plaintiffs filed a Notice of Appeal to the Second Circuit, seeking reversal of the dismissal of their claims and also seeking reversal of the trial court’s denial of class certification. According to pleadings filed by plaintiffs in earlier proceedings, PSERS and Commerzbank AG seek, respectively, $5.75 million and $69.6 million in compensatory damages in connection with the two claims at issue on the appeal. In October 2014, the Second Circuit affirmed the denial of class certification and the dismissal of PSERS’ claim but reversed a ruling of the trial court that had excluded certain evidence relevant to Commerzbank’s principal argument on appeal. The Second Circuit did not reverse the dismissal of Commerzbank’s claim but instead certified a legal question concerning Commerzbank’s argument to the New York Court of Appeals. The New York Court of Appeals subsequently agreed to hear the certified question and set a briefing schedule. After the New York Court of Appeals has ruled on the certified question, the case will be returned to the Second Circuit for a final decision on Commerzbank’s appeal.

On July 9, 2009, the California Public Employees’ Retirement System (“CalPERS”) filed an action in the Superior Court of California in San Francisco (the “Superior Court”) asserting two common-law causes of action, negligent misrepresentation and negligent interference with prospective economic advantage. The complaint named as defendants the Company, MIS, The McGraw-Hill Companies, Fitch, Inc., and various subsidiaries of Fitch, Inc. (CalPERS subsequently released the Fitch entities from the case). The action relates to the plaintiff’s purchase of securities issued by three structured investment vehicles (“SIVs”) known as Cheyne Finance, Sigma Finance, and Stanfield Victoria Funding. The plaintiff’s complaint seeks unspecified compensatory damages arising from alleged losses in connection with investments that purportedly totaled approximately $1.3 billion; in subsequent court filings, the plaintiff claimed to have suffered “unrealized losses” of approximately $779 million. The central allegation against the defendants is that the credit ratings assigned to the securities issued by the SIVs were inaccurate and that the methodologies used by the rating agencies had no reasonable basis. In August 2009, the defendants removed the action to federal court, but the case was remanded to state court in November 2009 based on a finding that CalPERS is an “arm of the State.” In April 2010, in response to a motion by the defendants, the Superior Court dismissed the claim for negligent interference with prospective economic advantage but declined to dismiss the claim for negligent misrepresentation. In October 2010, the defendants filed a special motion to dismiss the remaining negligent misrepresentation claim under California’s “anti-SLAPP” statute, which limits the maintenance of lawsuits based on speech on matters of public interest. In January 2012, the Superior Court denied the anti-SLAPP motion, ruling that, although the ratings qualify as protected speech activity under California law, the plaintiff had provided sufficient evidence in support of its claims to proceed. The defendants appealed this decision to the California Court of Appeal, which affirmed the Superior Court’s rulings in May 2014, and in September 2014, the Supreme Court of California declined to review the Court of Appeal’s decision. The action has been returned to the Superior Court, and discovery has begun. In February 2015, CalPERS announced that it had reached a settlement with S&P, in which S&P agreed to pay CalPERS $125 million.

104	MOODY’S 2014 10K

On February 11, 2015, the Superior Court of Connecticut in Waterbury denied MIS’s motion to dismiss in a case brought by plaintiffs Pursuit Partners, LLC and Pursuit Investment Management, LLC. In November 2008, the plaintiffs had filed an amended complaint adding the Company as a defendant to an existing action, which was then pending in the Superior Court of Connecticut in Stamford against UBS AG, UBS Securities LLC, and a UBS employee (collectively, “UBS”). The Company was served in January 2009, and in October 2011, the Company’s rating agency subsidiary, MIS, was substituted for the Company as a defendant. The action arises out of UBS’s sale of five collateralized debt obligations (“CDOs”) to the plaintiffs, who purchased them on the secondary market in 2007 on behalf of two investment funds under their management. With respect to UBS, the plaintiffs allege, among other things, that UBS made material misrepresentations and omissions in pre-sale communications with the plaintiffs. With respect to MIS, the plaintiffs allege, among other things, that, prior to the plaintiffs’ purchases, MIS provided UBS with non-public information about potential downgrades of the ratings of the CDOs while maintaining inappropriate investment-grade ratings on the CDOs. As to all defendants, plaintiffs seek compensatory damages for alleged investment losses of approximately $44 million, as well as, among other things, attorney’s fees, costs, interest, and punitive damages. Plaintiffs’ initial complaint against the Company asserted claims for fraud, violation of the Connecticut Uniform Securities Act (“CUSA”), aiding and abetting fraud and civil theft by UBS, negligent/reckless conduct, unjust enrichment, and civil conspiracy. In March 2012, the court granted MIS’s motion to strike the claim for unjust enrichment but denied MIS’s motion to strike the other claims. In June 2012, after the close of discovery, MIS moved to dismiss all claims against it for lack of standing and also moved for summary judgment. In October 2012, the court granted the motion to dismiss, but in July 2014, the court granted the plaintiffs’ motion for reconsideration and reinstated the action. In October 2014, MIS filed a new motion to dismiss on jurisdictional grounds, which was denied on February 11, 2015. The court has not formally set a trial date but has advised the parties to be prepared for trial to begin in or about late August 2015. The motion for summary judgment, originally filed by MIS in June 2012, is still pending. If MIS does not prevail on the motion for summary judgment, the court has scheduled a trial to begin in August 2015.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of December 31, 2014, Moody’s has recorded liabilities for Legacy Tax Matters totaling $10.9 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

In the third quarter of 2014, a statute of limitations lapsed, resulting in a $6.4 million reduction of Legacy Tax liabilities and a $0.7 million reduction of related accrued interest expense.

NOTE 19	SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) Copal Amba. The Copal Amba operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA.

In January 2014, the Company revised its operating segments to create the new Copal Amba operating segment. The new operating segment consists of all operations from Copal and the operations of Amba which was acquired in December 2013. The Copal Amba operating segment provides offshore research and analytic services to the global financial and corporate sectors. The Company has

MOODY’S 2014 10K	105

determined that the Copal Amba and MA operating segments have similar economic characteristics as set forth in ASC 280. As such, Copal Amba has been combined with MA to form the MA reportable segment and Copal Amba’s revenue is reported in the PS LOB.

In the fourth quarter of 2014, pursuant to the acquisition of ICRA, Moody’s realigned certain components of its reportable segments to better align with the current management structure of the Company. The effect of this realignment was to combine non-ratings ICRA operations with certain immaterial research and fixed income pricing operations in the Asia-Pacific region that were previously reported in the RD&A LOB of MA. All of these operations are managed by MIS and their revenue is now reported in the new MIS Other LOB. All operating expenses from these operations are reported in the MIS reportable segment. The impact of this realignment did not have a significant impact on previously reported results for the reportable segments and all prior year comparative periods have been restated to reflect this realignment.

The MIS segment now consists of five lines of business. The corporate finance, structured finance, financial institutions and public, project and infrastructure finance LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of the distribution of research and fixed income pricing services in the Asia-Pacific region as well as ICRA non-ratings revenue.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS.

In December 2013, a subsidiary of the Company acquired Amba, a provider of investment research and quantitative analytics for global financial institutions. Amba is part of the MA reportable segment and its revenue in included in the PS LOB. In June 2014, a subsidiary of the Company acquired ICRA Limited, a leading provider of credit ratings and research in India. ICRA is part of the MIS reportable segment and its revenue is included in the respective MIS LOBs. In July 2014, a subsidiary of the Company acquired WebEquity, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity is part of the MA reportable segment and its revenue is included in the ERS LOB. In October 2014, the Company acquired Lewtan, a leading provider of analytical tools and data for the global structured finance market. Lewtan is part of the MA reportable segment and its revenue is included in the RD&A LOB.

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

	Year Ended December 31,
	2014				2013

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,353.4	$1,081.8	$(100.9)	$3,334.3	$2,150.2	$913.3	$(91.0)	$2,972.5
Operating, SG&A	1,076.2	824.3	(100.9)	1,799.6	1,034.0	701.5	(91.0)	1,644.5

Adjusted Operating Income	1,277.2	257.5	—	1,534.7	1,116.2	211.8	—	1,328.0

Depreciation and amortization	49.4	46.2	—	95.6	46.7	46.7	—	93.4

Operating income	$1,227.8	$211.3	$—	$1,439.1	$1,069.5	$165.1	$—	$1,234.6

106	MOODY’S 2014 10K

	Year Ended December 31,
	2012

	MIS	MA	Eliminations	Consolidated
Revenue	$1,968.8	$844.9	$(83.4)	$2,730.3
Operating, SG&A	976.3	654.3	(83.4)	1,547.2

Adjusted Operating Income	992.5	190.6	—	1,183.1

Depreciation and amortization	44.4	49.1	—	93.5
Goodwill impairment charge	—	12.2	—	12.2

Operating income	$948.1	$129.3	$—	$1,077.4

MIS AND MA REVENUE BY LINE OF BUSINESS

The tables below present revenue by LOB:

	Year Ended December 31,

	2014	2013	2012
MIS:
Corporate finance (CFG)	$1,109.3	$996.8	$857.6
Structured finance (SFG)	426.5	382.5	381.0
Financial institutions (FIG)	354.7	338.8	325.5
Public, project and infrastructure finance (PPIF)	357.3	341.3	322.7

Total ratings revenue	2,247.8	2,059.4	1,886.8
MIS Other	18.0	12.2	10.5

Total external revenue	2,265.8	2,071.6	1,897.3
Intersegment royalty	87.6	78.6	71.5

Total	2,353.4	2,150.2	1,968.8

MA:
Research, data and analytics (RD&A)	571.8	519.8	482.7
Enterprise risk solutions (ERS)	328.5	262.5	242.6
Professional services (PS)	168.2	118.6	107.7

Total external revenue	1,068.5	900.9	833.0
Intersegment revenue	13.3	12.4	11.9

Total	1,081.8	913.3	844.9

Eliminations	(100.9)	(91.0)	(83.4)

Total MCO	$3,334.3	$2,972.5	$2,730.3

MOODY’S 2014 10K	107

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2014	2013	2012
Revenue:
U.S.	$1,814.5	$1,626.5	$1,472.4

International:
EMEA	952.8	862.8	800.2
Asia-Pacific	338.3	286.1	266.5
Americas	228.7	197.1	191.2

Total International	1,519.8	1,346.0	1,257.9

Total	$3,334.3	$2,972.5	$2,730.3

Long-lived assets at December 31:
United States	$657.6	$552.3	$498.4
International	1,011.3	613.2	672.3

Total	$1,668.9	$1,165.5	$1,170.7

NOTE 20	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating losses for which realization is uncertain. Below is a summary of activity for both allowances:

Year Ended December 31,	Balance at Beginning of the Year	Additions	Write-offs and Adjustments	Balance at End of the Year
2014
Accounts receivable allowance	$(28.9)	$(54.9)	$54.4	$(29.4)
Deferred tax assets – valuation allowance	$(8.4)	$(0.1)	$1.6	$(6.9)
2013
Accounts receivable allowance	$(29.1)	$(44.5)	$44.7	$(28.9)
Deferred tax assets – valuation allowance	$(15.2)	$(0.1)	$6.9	$(8.4)
2012
Accounts receivable allowance	$(28.0)	$(44.3)	$43.2	$(29.1)
Deferred tax assets – valuation allowance	$(13.9)	$(3.1)	$1.8	$(15.2)

NOTE 21	OTHER NON-OPERATING INCOME (EXPENSE), NET

The following table summarizes the components of other non-operating income (expense), net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
FX gain(loss) (a)	$20.3	$—	$(5.9)
Legacy Tax (b)	6.4	19.2	12.8
Joint venture income	9.6	8.8	4.8
Other	(0.4)	(1.5)	(1.3)

Total	$35.9	$26.5	$10.4

(a)	The FX gain in 2014 reflects the strengthening of the U.S. dollar to the euro and GBP for certain U.S. dollar denominated assets held by the Company’s international subsidiaries.

(b)	The 2014 amount relate to the expiration of a statute of limitations for a Legacy Tax Matter. The 2013 amount represents a reversal relating to favorable resolution of a Legacy Tax Matter for the 2007-2009 tax years. The 2012 amount represents a reversal of a liability relating to the favorable resolution of a Legacy Tax Matter for the 2005 and 2006 tax years.

108	MOODY’S 2014 10K

NOTE 22	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $4 million, $8 million and $10 million to The Moody’s Foundation during the years ended December 31, 2014, 2013 and 2012, respectively. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.

NOTE 23	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2014
Revenue	$767.2	$873.5	$816.1	$877.5
Operating Income	$333.0	$411.7	$349.7	$344.7
Net income attributable to Moody’s	$218.0	$319.2	$215.2	$236.3
EPS:
Basic	$1.02	$1.51	$1.02	$1.14
Diluted	$1.00	$1.48	$1.00	$1.12
2013
Revenue	$731.8	$756.0	$705.5	$779.2
Operating income	$280.4	$350.8	$291.5	$311.9
Net income attributable to Moody’s	$188.4	$225.5	$183.9	$206.7
EPS:
Basic	$0.84	$1.01	$0.84	$0.96
Diluted	$0.83	$1.00	$0.83	$0.94

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock-based compensation plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

Additionally, the quarterly financial data includes the ICRA Gain in the three months ended June 30, 2014. There were benefits of $6.4 million and $21.3 million to net income related to the resolution of Legacy Tax Matters for the three months ended September 30, 2014 and December 31, 2013, respectively. There was a $0.14 share charge in the first quarter of 2013 related to the settlement of litigation matters more fully discussed in Note 18.

MOODY’S 2014 10K	109

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

110	MOODY’S 2014 10K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 14, 2015, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee authorized its chair to pre-approve other audit and permissible non-audit services in 2014 up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2014, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

AUDIT FEES

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2013, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of subsidiaries, were approximately $3.0 million and $2.8 million in 2014 and 2013, respectively. These fees included amounts accrued but not billed of $2.2 million and $1.9 million in the years ended December 31, 2014 and 2013, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million in both of the years ended December 31, 2014 and 2013. Such services included employee benefit plan audits.

TAX FEES

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2014 and 2013 were approximately $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the years ended December 31, 2014 and 2013 were approximately $0 and $0, respectively.

MOODY’S 2014 10K	111

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 56, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 114-117 of this Form 10-K.

112	MOODY’S 2014 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

Date: February 25, 2015

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

(principal financial officer)

/s/ JOSEPH MCCABE

Joseph McCabe,

Senior Vice President – Corporate Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ HENRY A. MCKINNELL, JR.

Henry A. McKinnell, Jr. Ph.D.,

Chairman

/s/ LESLIE F. SEIDMAN

Leslie F. Seidman,

Director

/s/ JOHN K. WULFF

John K. Wulff,

Director

Date: February 25, 2015

MOODY’S 2014 10K	113

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

	.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.4	Five-Year Credit Agreement dated as of April 18, 2012, among Moody’s Corporation, the Borrowing Subsidiaries Party Hereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and RBS Citizens, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 24, 2012)

	.5	Five-Year Credit Agreement, dated as of May 7, 2008, with JPMorgan Chase Bank, N.A., as administrative agent, Bank of China and Fifth Third Bank, as co-syndication agents, Barclays Commercial Bank, as documentation agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Commerce Bank, N.A., as co-agents, J.P. Morgan Securities, Inc., as lead arranger and bookrunner, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.6	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.7	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.8	Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

	.9	Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2013)

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

114	MOODY’S 2014 10K

S-K EXHIBIT NUMBER

10	.4†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 8-K, file number 1-14037, filed April 22, 2013)

	.5†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.7†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.8	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.9†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 11, 2012) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013)

	.10	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.11	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.12	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.13†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.14†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.15†*	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015)

	.16†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.17†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2006)

	.18	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.19	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

MOODY’S 2014 10K	115

S-K EXHIBIT NUMBER

10.20		Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.21	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.22	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.23†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.24†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.25†	Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2014)

	.26†*	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014)

	.27†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.28†	First Amendment to the Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2013)

	.29†	Second Amendment to the Moody’s Career Transition Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed July 31, 2014)

	.30†*	Third Amendment to the Moody’s Career Transition Plan.

	.31†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.32†	First Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 31, 2014)

	.33†*	Second Amendment to the Moody’s Corporation Cafeteria Plan

	.34†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

	.35†	Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

	.36†	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011)

12*		Statement of Computation of Ratios of Earnings to Fixed Charges

21*		SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2014

23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	.1*	Consent of KPMG LLP

31		CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

116	MOODY’S 2014 10K

S-K EXHIBIT NUMBER

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	DEF*	XBRL Definitions Linkbase Document

101	INS*	XBRL Instance Document

101	SCH*	XBRL Taxonomy Extension Schema Document

101	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101	LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

MOODY’S 2014 10K	117