Form 10-Q
period 2015-03-31
MOODYS CORP /DE/
filed 2015-05-04
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2015
Common Stock, par value $0.01 per share	202.2 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

TERM	DEFINITION

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited.; a leading provider of credit ratings and research in India. The Company previously held 28.51% equity ownership and in June 2014, increased that ownership stake to 50.06% through the acquisition of additional shares

ICRA Acquisition	The June 2014 purchase of an additional 21.55% ownership interest in ICRA resulting in majority ownership and consolidation of ICRAs financial statements; ICRA’s results are consolidated into Moody’s financial statements on a three-month lag

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

TERM	DEFINITION

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year) and 2014 Senior Notes (30-year) which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are managed by MIS; an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

TERM	DEFINITION

Relationship Revenue	In MIS, excluding MIS Other, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, relationship revenue represents subscription-based revenue. For MA, revenue represents subscription-based revenue and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, excluding MIS Other, revenue representing the initial rating of a new debt issuance as well as other one-time fees. In MIS Other, transaction revenue represents revenue from professional services and outsourcing engagements. For MA, revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

U.S. Shared National Credit Program	Interagency program designed to evaluate large and complex syndicated credits. The program is administered by the three federal banking regulatory agencies which include the Federal Reserve System, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC).

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions; part of the ERS LOB within MA

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

TERM	DEFINITION

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, expiring in 2017

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $300 million, 5.25% senior unsecured notes due in July 2044

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$865.6	$767.2

Expenses
Operating	244.4	216.0
Selling, general and administrative	221.3	195.1
Depreciation and amortization	28.6	23.1

Total expenses	494.3	434.2

Operating income	371.3	333.0

Non-operating (expense) income, net
Interest income (expense), net	(29.3)	(23.8)
Other non-operating income (expense), net	2.5	2.4

Total non-operating (expense) income, net	(26.8)	(21.4)

Income before provisions for income taxes	344.5	311.6
Provision for income taxes	113.2	89.9

Net income	231.3	221.7
Less: Net income attributable to noncontrolling interests	1.2	3.7

Net income attributable to Moody’s	$230.1	$218.0

Earnings per share attributable to Moody’s common shareholders
Basic	$1.14	$1.02

Diluted	$1.11	$1.00

Weighted average number of shares outstanding
Basic	202.7	214.0

Diluted	206.5	218.5

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2015			2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$231.3			$221.7

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(109.4)	$—	(109.4)	$(4.8)	$—	(4.8)
Foreign currency translation adjustments - reclassification of gains included in net income	(0.1)	—	(0.1)	—	—	—
Net investment hedges:
Net realized and unrealized gain (loss) on net investment hedges	31.6	(12.7)	18.9	(3.6)	1.5	(2.1)
Available for sale securities:
Net unrealized gains on available for sale securities	1.1	—	1.1	—	—	—

Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3.8	(1.5)	2.3	1.7	(1.5)	0.2

Total other comprehensive loss	$(73.0)	$ (14.2)	(87.2)	$(6.7)	$—	(6.7)

Comprehensive income			144.1			215.0
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			1.2			3.7

Comprehensive income attributable to Moody’s			$142.9			$ 211.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,509.9	$1,219.5
Short-term investments	485.5	458.1
Accounts receivable, net of allowances of $30.9 in 2015 and $29.4 in 2014	842.7	792.4
Deferred tax assets, net	36.8	43.9
Other current assets	164.4	172.5

Total current assets	3,039.3	2,686.4
Property and equipment, net of accumulated depreciation of $467.6 in 2015 and $451.5 in 2014	299.3	302.3
Goodwill	988.0	1,021.1
Intangible assets, net	328.0	345.5
Deferred tax assets, net	154.7	167.8
Other assets	166.7	145.9

Total assets	$4,976.0	$4,669.0

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$379.2	$557.6
Deferred tax liabilities, net	21.3	17.5
Deferred revenue	737.7	624.6

Total current liabilities	1,138.2	1,199.7
Non-current portion of deferred revenue	132.3	132.2
Long-term debt	3,095.1	2,547.3
Deferred tax liabilities, net	90.0	95.7
Unrecognized tax benefits	222.5	220.3
Other liabilities	444.1	430.9

Total liabilities	5,122.2	4,626.1
Contingencies (Note 14)
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2015 and December 31, 2014, respectively.	3.4	3.4
Capital surplus	370.6	383.9
Retained earnings	6,276.4	6,044.3
Treasury stock, at cost; 140,734,823 and 138,539,128 shares of common stock at March 31, 2015 and December 31, 2014, respectively	(6,701.7)	(6,384.2)
Accumulated other comprehensive loss	(322.4)	(235.2)

Total Moody’s shareholders’ deficit	(373.7)	(187.8)
Noncontrolling interests	227.5	230.7

Total shareholders’ (deficit) equity	(146.2)	42.9

Total liabilities and shareholders’ (deficit) equity	$4,976.0	$4,669.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$231.3	$221.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	28.6	23.1
Stock-based compensation expense	22.7	20.3
Deferred income taxes	7.6	27.9
Excess tax benefits from stock-based compensation plans	(37.4)	(38.8)
Changes in assets and liabilities:
Accounts receivable	(62.7)	(42.8)
Other current assets	2.9	(5.0)
Other assets	(13.9)	(1.8)
Accounts payable and accrued liabilities	(72.8)	(131.8)
Deferred revenue	127.9	114.0
Unrecognized tax benefits and other non-current tax liabilities	7.4	(5.5)
Other liabilities	20.2	(4.1)

Net cash provided by operating activities	261.8	177.2

Cash flows from investing activities
Capital additions	(19.0)	(19.1)
Purchases of investments	(167.9)	(4.3)
Sales and maturities of investments	116.8	13.8
Cash paid into escrow for ICRA share tender offer	—	(72.6)
Receipts for settlement of net investment hedges	20.8	—

Net cash used in investing activities	(49.3)	(82.2)

Cash flows from financing activities
Issuance of notes	552.8	—
Net (outlay) proceeds from stock-based compensation plans	(23.9)	6.0
Cost of treasury shares repurchased	(365.8)	(201.6)
Excess tax benefits from settlement of stock-based compensation plans	37.4	38.8
Payment of dividends	(68.7)	(59.9)
Payment of dividends to noncontrolling interests	(3.7)	(5.4)
Debt issuance costs and related fees	(4.2)	—

Net cash provided by (used in) financing activities	123.9	(222.1)
Effect of exchange rate changes on cash and cash equivalents	(46.0)	(0.2)

Net increase (decrease) in cash and cash equivalents	290.4	(127.3)
Cash and cash equivalents, beginning of the period	1,219.5	1,919.5

Cash and cash equivalents, end of the period	$1,509.9	$1,792.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services. Moody’s has two reportable segments: MIS and MA.

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2014 annual report on Form 10-K filed with the SEC on February 25, 2015. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Stock-based compensation cost	$22.7	$20.3
Tax benefit	$7.9	$6.3

During the first three months of 2015, the Company granted 0.3 million employee stock options, which had a weighted average grant date fair value of $36.06 per share based on the Black-Scholes option-pricing model. The Company also granted 0.8 million shares of restricted stock in the first three months of 2015, which had a weighted average grant date fair value of $98.01 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $94.01 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2015:

Expected dividend yield	1.39%
Expected stock volatility	39.4%
Risk-free interest rate	1.88%
Expected holding period	6.9 years
Grant date fair value	$36.06

Unrecognized compensation expense at March 31, 2015 was $15.6 million and $148.5 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.9 years, respectively. Additionally, there was $24.5 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.2 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
Exercise of stock options:	2015	2014
Proceeds from stock option exercises	$33.5	$56.1
Aggregate intrinsic value	$32.1	$42.9
Tax benefit realized upon exercise	$11.9	$16.1
Number of shares exercised	0.7	1.2

	Three Months Ended March 31,
Vesting of restricted stock:	2015	2014
Fair value of shares vested	$108.9	$91.4
Tax benefit realized upon vesting	$35.9	$31.8
Number of shares vested	1.1	1.2

	Three Months Ended March 31,
Vesting of performance-based restricted stock:	2015	2014
Fair value of shares vested	$43.1	$38.0
Tax benefit realized upon vesting	$16.1	$14.8
Number of shares vested	0.5	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 32.9% and 28.9% for the three months ended March 31, 2015 and 2014, respectively. The increase in the ETR reflects a benefit related to the reversal of UTBs resulting from the favorable resolution of certain international tax matters in the prior year partially offset by lower state taxes in 2015.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its returns for 2011 through 2013 remain open to examination. The Company’s New York City tax return for 2013 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its return for 2013 remains open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2015	2014
Income taxes paid*	$31.4	$76.3

*	Payments in 2014 include approximately $26 million of 2013 estimated federal taxes paid in the first quarter of 2014.

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2015	2014
Basic	202.7	214.0
Dilutive effect of shares issuable under stock-based compensation plans	3.8	4.5

Diluted	206.5	218.5

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock excluded from the table above	1.0	1.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2015 and 2014. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5 CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2015
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$100.5	$—	$100.5	$100.5	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,217.2	$—	$1,217.2	$727.4	$485.5	$4.3
Fixed maturity and open ended mutual funds (2)	$45.3	$2.0	$47.3	$—	$—	$47.3

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$149.7	$—	$149.7	$149.7	$—	$—
Certificates of deposit and money market deposit accounts (1)	$842.5	$—	$842.5	$380.1	$458.1	$4.3
Fixed maturity and open ended mutual funds (2)	$47.1	$0.9	$48.0	$—	$—	$48.0

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to eight months and one month to ten months at March 31, 2015 and December 31, 2014, respectively. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from one month to 20 months and two months to 23 months for three months ended March 31, 2015 and year ended December 31, 2014, respectively.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be ‘available for sale’ under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

The total proceeds received in the three months ended March 31, 2015 for maturities of fixed maturity mutual funds was $0.8 million. The gross realized gains on these maturities were immaterial.

NOTE 6. ACQUISITIONS

The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. The Company has not presented proforma combined results because the impact on previously reported statements of operations would not have been material. These acquisitions are discussed below in more detail.

Lewtan Technologies

On October 27, 2014, a subsidiary of the Company acquired 100% of Lewtan Technologies, a leading provider of analytical tools and data for the global structured finance market. The acquisition of Lewtan will bolster MA’s Structured Analytics and Valuations (SAV) business within its RD&A LOB, which provides an extensive data and analytics library for securitized assets. The aggregate purchase price and the near term impact to the Company’s operations and cash flows is not material. Lewtan operates in the RD&A LOB of MA and goodwill related to this acquisition was allocated to the RD&A reporting unit.

WebEquity Solutions, LLC

On July 17, 2014, a subsidiary of the Company acquired 100% of WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. The cash payment of $130.5 million was funded with cash. This acquisition will enhance MA’s risk management product portfolio.

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

The acquired goodwill, which has been assigned to the MA segment, is tax deductible.

As of the date of the acquisition, WebEquity is part of the ERS reporting unit.

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India, pursuant to a conditional open tender offer which was initiated in February 2014. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to 50.06%, resulting in a controlling interest in ICRA. Accordingly, the Company consolidated ICRA’s financial statements. Moody’s consolidates ICRA’s financial statements on a three month lag.

Prior to the acquisition of the additional shares, Moody’s accounted for its investment in ICRA on an equity basis whereby the Company recorded its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net. The acquisition of the additional shares has resulted in the Company consolidating ICRA into its financial statements. As a result of this consolidation and in accordance with ASC 805, the carrying value of the Company’s equity investment in ICRA was remeasured to fair value as of the acquisition date resulting in a pre-tax gain of $102.8 million ($78.5 million after-tax) in second quarter of 2014. The fair value of the Company’s equity investment was based on ICRA’s quoted market price on the date of acquisition.

The table below details the total consideration relating to the ICRA step-acquisition:

Cash paid	$86.0
Fair value of equity interest in ICRA prior to obtaining a controlling interest	124.9

Total consideration	$210.9

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$25.4
Property and equipment, net		15.1
Intangible assets:
Trade name (36 year weighted average life)	$46.8
Client relationships (19 year weighted average life)	33.8
Other (17 year weighted average life)*	18.3

Total intangible assets (26 year weighted average life)		98.9
Goodwill		296.7
Other assets		56.3
Liabilities		(62.7)
Fair value of non-controlling interest assumed		(218.8)

Net assets acquired		$210.9

*	Primarily consists of acquired technical know-how and ratings methodologies

Current assets in the table above include acquired cash of approximately $5 million. Additionally, current assets includes gross accounts receivable of approximately $14 million, of which an immaterial amount is not expected to be collectible. Goodwill, which has been assigned to the MIS segment, is not deductible for tax.

The fair value of the non-controlling interest was determined based on the quoted market price per share of ICRA on the date that the Company acquired the controlling stake.

ICRA operates as its own reporting unit for purposes of the Company’s annual goodwill impairment assessment.

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

Derivatives and non-derivative instruments designated as accounting hedges:

Interest Rate Swaps

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

In the third quarter of 2014, the Company entered into interest rate swaps with a total notional amount of $250 million to convert the fixed interest rate on a portion of the 2014 Senior Notes (5-year) to a floating interest rate based on the 3-month LIBOR. In the first quarter of 2015, the Company entered into interest rate swaps with a total notional amount of $200 million to convert the fixed interest rate on the remaining balance of the 2014 Senior Notes (5-year) to a floating interest rate based on the 3-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the 2014 Senior Notes (5-year), thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the 2014 Senior Notes (5-year). The changes in the fair value of the hedges and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest income (expense), net, in the Company’s consolidated statement of operations.

The following table summarizes the net gain (loss) on the Company’s interest rate swaps designated as fair value hedges:

		Three Months Ended March 31,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2015	2014
Interest rate swaps	Interest income (expense), net	$3.5	$(1.5)

Net investment hedges

The Company entered into foreign currency forward contracts that are designated as net investment hedges and additionally has designated €400 million of the 2015 Senior Notes as a net investment hedge. These hedges are intended to mitigate FX exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. These net investment hedges are designated as accounting hedges under the applicable sections of Topic 815 of the ASC.

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge on a pre-tax basis. For hedges that meet the effectiveness requirements, any changes in the fair value for the hedge or gains and losses realized on the settlement of the hedge are recorded in AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding net investment hedges:

	March 31, 2015	December 31, 2014
Notional amount of net investment hedges:
Long-term debt designated as net investment hedge	€400.0	€—
Contracts to sell euros for USD	€—	€50.0
Contracts to sell Japanese yen for USD	¥19,400	¥19,400

The outstanding contracts to sell Japanese yen for USD expire in November 2015. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will terminate upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment hedges:

Derivatives and non- derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2015	2014
FX forwards	$11.3	$(2.1)
Long-term debt	7.6	—

Total	$18.9	$(2.1)

The cumulative amount of realized and unrecognized net investment hedge gains recorded in AOCI is as follows:

	Gains, net of tax
	March 31, 2015	December 31, 2014
FX forwards	$32.2	$20.9
Long-term debt	7.6	—

Total gains on net investment hedges	$39.8	$20.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through June 2015.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2015	December 31, 2014
Notional amount of currency pair:
Contracts to purchase USD with euros	$0.7	$38.5
Contracts to sell USD for euros	$44.2	$51.5
Contracts to purchase USD with GBP	$—	$0.2
Contracts to purchase USD with other foreign currencies	$—	$1.2
Contracts to purchase euros with other foreign currencies	€35.4	€34.0
Contracts to purchase euros with GBP	€28.3	€25.0
Contracts to sell euros for GBP	€33.0	€38.2

Cross-currency swaps

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The Company has not designated these cross-currency swaps as accounting hedges. Accordingly, changes in fair value on these swaps is recognized immediately in other non-operating (expense), income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the €100 million principal of the 2015 Senior Notes that was not designated as a net investment hedge. The purpose of this cross-currency swap is to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that was not designated as a net investment hedge as more fully discussed above. Under the terms of the swap, the Company will pay the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty will pay the Company interest on the €100 million paid at 1.75% per annum. These interest payments will be settled in March of each year, beginning in 2016, until the maturity of the 2015 Senior Notes in 2027. The principal payments on this cross currency swap will be settled in 2027, concurrent with the repayment of the 2015 Senior Notes.

The following table summarizes the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended March 31,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2015	2014
Cross-currency swap	Other non-operating income (expense), net	$(5.0)	$—
Foreign exchange forwards	Other non-operating income (expense), net	(4.4)	(0.4)

Total		$(9.4)	$(0.4)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments as well as the carrying value of its nonderivative debt instrument designated and qualifying as net investment hedges:

	Derivative Instruments
	Balance Sheet Location	March 31, 2015	December 31, 2014
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$17.1	$18.8
Interest rate swaps	Other assets	17.7	17.4

Total derivatives designated as accounting hedges		34.8	36.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.3	5.6

Total assets		$36.1	$41.8

Liabilities:
Derivatives and non-derivative instruments designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	$429.6	$—
Derivatives not designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	5.0	—
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.4	2.1

Total liabilities		$436.0	$2.1

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2015
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Foreign currency translation adjustments	(7.0)	—	(7.0)	(26.1)	—	(26.1)	(33.1)	—	(33.1)

Ending balance	$291.7	$—	$291.7	$708.5	$(12.2)	$696.3	$1,000.2	$(12.2)	$988.0

	Year ended December 31, 2014
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	296.7	—	296.7	101.1	—	101.1	397.8	—	397.8
Foreign currency translation adjustments	(9.4)	—	(9.4)	(32.5)	—	(32.5)	(41.9)	—	(41.9)

Ending balance	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1

The 2014 additions/adjustments for the MIS segment in the table above relate to the ICRA Acquisition as further discussed in Note 6. The 2014 additions/adjustments for the MA segment in the table above relate to the acquisition of WebEquity in the third quarter of 2014 and Lewtan in the fourth quarter of 2014 as well as adjustments for Amba which was acquired in the fourth quarter of 2013. There were no impairments to goodwill in the three months ended March 31, 2015 and the year ended December 31, 2014.

Acquired intangible assets and related amortization consisted of:

	March 31, 2015	December 31, 2014
Customer relationships	$303.7	$310.4
Accumulated amortization	(100.7)	(98.1)

Net customer relationships	203.0	212.3

Trade secrets	30.2	30.6
Accumulated amortization	(21.4)	(20.9)

Net trade secrets	8.8	9.7

Software	75.3	79.8
Accumulated amortization	(42.2)	(43.0)

Net software	33.1	36.8

Trade names	74.6	76.5
Accumulated amortization	(14.0)	(13.3)

Net trade names	60.6	63.2

Other	44.2	44.8
Accumulated amortization	(21.7)	(21.3)

Net other	22.5	23.5

Total acquired intangible assets, net	$328.0	$345.5

Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2015	2014
Amortization expense	$8.5	$7.3

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2015 (after March 31)	$24.1
2016	30.8
2017	27.6
2018	21.9
2019	19.3
Thereafter	204.3

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three months ended March 31, 2015 and 2014.

NOTE 9. FAIR VALUE

The table below presents information about items which are carried at fair value at March 31, 2015 and December 31, 2014:

		Fair Value Measurement as of March 31, 2015
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$36.1	$—	$36.1	$—
	Money market mutual funds	100.5	100.5	—	—
	Fixed maturity and open ended mutual funds (b)	47.3	47.3	—	—

	Total	$183.9	$147.8	$36.1	$—

Liabilities:
	Derivatives (a)	$6.4	$—	$6.4	$—
	Contingent consideration arising from acquisitions (c)	2.0	—	—	2.0

	Total	$8.4	$—	$6.4	$2.0

		Fair Value Measurement as of December 31, 2014
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$41.8	$—	$41.8	$—
	Money market mutual funds	149.7	149.7	—	—
	Fixed maturity and open ended mutual funds (b)	48.0	48.0	—	—

	Total	$239.5	$197.7	$41.8	$—

Liabilities:
	Derivatives (a)	$2.1	$—	$2.1	$—
	Contingent consideration arising from acquisitions (c)	2.1	—	—	2.1

	Total	$4.2	$—	$2.1	$2.1

(a)	Represents interest rate swaps, FX forwards on certain assets and liabilities as well as cross-currency swaps as more fully described in Note 7 to the financial statements.
(b)

Represents investments in fixed maturity mutual funds and open ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from one month to 20 months and two months to 23 months for three months ended March 31, 2015 and year ended December 31, 2014, respectively.

(c)	Represents contingent consideration liabilities pursuant to the agreements for certain acquisitions.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Three Months Ended March 31,
	2015	2014
Balance as of January 1	$2.1	$17.5
Total losses (realized and unrealized):
Included in earnings	—	(0.2)
Foreign currency translation adjustments	(0.1)	(0.1)

Balance as of March 31	$2.0	$17.2

The losses included in earnings in the table above are recorded within SG&A expenses in the Company’s consolidated statements of operations and relate to contingent consideration obligations outstanding at March 31, 2015.

The $2.0 million of contingent consideration is classified in accounts payable and accrued liabilities within the Company’s consolidated balance sheet.

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

Fixed maturity and open ended mutual funds:

The fixed maturity mutual funds and open ended mutual funds primarily represent exchange traded funds in India and are classified as securities available-for-sale. Accordingly, any unrealized gains and losses are recognized through OCI until the instruments mature or are sold.

Money market mutual funds:

The money market mutual funds represent publicly traded funds with a stable $1 net asset value.

Contingent consideration:

At March 31, 2015, the Company has a contingent consideration obligation related to the acquisition of CSI which is carried at estimated fair value, and is based on certain non-financial metrics set forth in the acquisition agreement. At March 31, 2014, the Company also had contingent consideration obligations related to the acquisitions of Copal and Amba. These obligations are measured using Level 3 inputs as defined in the ASC. The Company records the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a certain contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At March 31, 2015, the Company expects that this milestone will be reached by the aforementioned date.

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

For the contingent consideration obligations relating to the acquisition of Amba, the payment was based on the acquired entity achieving a revenue target for its fiscal year ended March 31, 2014 which was met resulting in a $4.3 million payment in the third quarter of 2014.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2015	December 31, 2014
Other current assets:
Prepaid taxes	$62.8	$65.4
Prepaid expenses	64.4	59.9
Other	37.2	47.2

Total other current assets	$164.4	$172.5

	March 31, 2015	December 31, 2014
Other assets:
Investments in joint ventures	$23.4	$21.6
Deposits for real-estate leases	11.8	11.3
Indemnification assets related to acquisitions	23.5	23.5
Fixed maturity and open ended mutual funds	47.3	48.0
Other	60.7	41.5

Total other assets	$166.7	$145.9

	March 31, 2015	December 31, 2014
Accounts payable and accrued liabilities:
Salaries and benefits	$89.9	$86.5
Incentive compensation	35.2	155.2
Profit sharing contribution	—	9.3
Customer credits, advanced payments and advanced billings	21.3	17.0
Self-insurance reserves for wholly-owned insurance subsidiary	22.1	21.5
Dividends	3.9	75.0
Professional service fees	48.0	47.0
Interest accrued on debt	15.8	45.0
Accounts payable	21.1	19.4
Income taxes	50.4	16.1
Pension and other retirement employee benefits	5.1	5.1
Other	66.4	60.5

Total accounts payable and accrued liabilities	$379.2	$557.6

	March 31, 2015	December 31, 2014
Other liabilities:
Pension and other retirement employee benefits	$251.1	$244.8
Deferred rent-non-current portion	101.8	104.2
Interest accrued on UTPs	24.0	20.8
Legacy and other tax matters	8.7	8.6
Other	58.5	52.5

Total other liabilities	$444.1	$430.9

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014

Balance January 1,	$21.5	$27.6
Accruals (reversals), net	2.3	5.8
Payments	(1.7)	(11.9)

Balance	$22.1	$21.5

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	Noncontrolling Interests

Balance January 1,	$230.7	$10.9
Net earnings	1.2	7.9
Dividends	(4.4)	(6.9)
ICRA noncontrolling interest*	—	218.8

Balance	$227.5	$230.7

*	Represents the fair value of the ICRA noncontrolling interest as of the day majority control was acquired.

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended March 31,
	2015	2014
FX gain/(loss)	$—	$1.0
Joint venture income	1.9	1.8
Other	0.6	(0.4)

Total	$2.5	$2.4

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Affected line in the consolidated statement of operations
Foreign currency translation adjustments
Gains on liquidation of foreign subsidiaries	$0.1	$—	Other non-operating income (expense), net

Total gains on foreign currency translation adjustments	0.1	—

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.3)	(1.3)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.5)	(0.4)	SG&A expense

Total before income taxes	(3.8)	(1.7)
Income tax effect of item above	1.5	1.5	Provision for income taxes

Total pension and other retirement benefits	(2.3)	(0.2)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(2.2)	$(0.2)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	March 31, 2015
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$20.9	$(105.4)	$(151.6)	$0.9	$(235.2)
Other comprehensive income/(loss) before reclassifications	18.9	—	(109.4)	1.1	(89.4)
Amounts reclassified from AOCI	—	2.3	(0.1)	—	2.2

Other comprehensive income/(loss)	18.9	2.3	(109.5)	1.1	(87.2)

Balance March 31,	$39.8	$(103.1)	$(261.1)	$2.0	$(322.4)

	Three Months Ended
	March 31, 2014
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$1.5	$(53.2)	$(2.9)	$—	$(54.6)
Other comprehensive income/(loss) before reclassifications	(2.1)	—	(4.8)	—	(6.9)
Amounts reclassified from AOCI	—	0.2	—	—	0.2

Net current period other comprehensive income/(loss)	(2.1)	0.2	(4.8)	—	(6.7)

Balance March 31,	$(0.6)	$(53.0)	$(7.7)	$—	$(61.3)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2015	2014	2015	2014
Components of net periodic expense
Service cost	$5.8	$4.6	$0.5	$0.4
Interest cost	4.3	4.0	0.2	0.2
Expected return on plan assets	(3.6)	(3.5)	—	—
Amortization of net actuarial loss from earlier periods	3.4	1.5	0.1	—
Amortization of net prior service costs from earlier periods	0.2	0.2	—	—

Net periodic expense	$10.1	$6.8	$0.8	$0.6

The Company made payments of $0.5 million related to its unfunded U.S. DBPPs and made no significant payments to its U.S. other retirement plans during the three months ended March 31, 2015. The Company currently anticipates making a contribution of $20.6 million to its funded pension plan and making payments of $3.8 million related to its unfunded U.S. DBPPs and $0.8 million to its U.S. other retirement plans, respectively, during the remainder of 2015.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2015	December 31, 2014
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$300.0
5.50% 2010 Senior Notes, due 2020, net of unamortized discount of $1.9 million in 2015 and $2.0 million in 2014; also includes a fair value adjustment on an interest rate hedge of $13.0 million in 2015 and $5.8 million in 2014	511.1	503.8
4.50% 2012 Senior Notes, due 2022, net of unamortized discount of $3.0 million in 2015 and $3.1 million in 2014	497.0	496.9
4.875% 2013 Senior Notes, due 2024, net of unamortized discount of $2.5 million in both 2015 and 2014	497.5	497.5
2.75% 2014 Senior Notes (5-Year), due 2019, net of unamortized discount of $0.6 million in 2015 and $0.7 million in 2014; also includes a fair value adjustment on an interest rate hedge of $4.7 million in 2015 and $1.4 million in 2014	454.1	450.7
5.25% 2014 Senior Notes (30-Year), due 2044, net of unamortized discount of $1.6 million in 2015 and 2014	298.4	298.4
1.75% 2015 Senior Notes, due 2027	537.0	—

Total long-term debt	$3,095.1	$2,547.3

The Company has the capacity to borrow up to $1 billion under its unsecured revolving credit facility which expires in April 2017. Any future borrowings under this facility would accrue interest at LIBOR plus a premium that can range from 77.5 bps to 120 bps per annum based on the Company’s debt/EBITDA ratio.

On March 9, 2015, the Company issued €500 million aggregate principal amount of senior unsecured notes in a public offering. The 2015 Senior Notes bear interest at a fixed rate of 1.75% and mature on March 9, 2027. Interest on the 2015 Senior Notes will be due annually on March 9 of each year, commencing March 9, 2016. The Company may prepay the 2015 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2015 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2015 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2015 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2015 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2015 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2015 Indenture, the 2015 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding. The Company has designated €400 million of the 2015 Senior Notes as a net investment hedge as more fully discussed in Note 7.

The Company has entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.

At March 31, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2015 Indenture, the 2014 Indenture, the 2012 Facility, the 2007 Agreement, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2015, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Income	$1.9	$1.6
Expense on borrowings	(28.3)	(26.1)
UTPs and other tax related liabilities (1)	(3.2)	0.6
Capitalized	0.3	0.1

Total	$(29.3)	$(23.8)

(1)	The three months ended March 31, 2014 amount includes a $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2015	2014
Interest paid	$48.2	$54.2

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$300.0	$335.6	$300.0	$334.6
2010 Senior Notes	511.1	571.1	503.8	564.4
2012 Senior Notes	497.0	545.2	496.9	537.1
2013 Senior Notes	497.5	557.9	497.5	548.4
2014 Senior Notes (5-Year)	454.1	460.3	450.7	454.3
2014 Senior Notes (30-Year)	298.4	340.5	298.4	333.9
2015 Senior Notes	537.0	552.9	—	—

Total	$3,095.1	$3,363.5	$2,547.3	$2,772.7

The fair value of the Company’s long-term debt is estimated using discounted cash flows with inputs based on prevailing interest rates available to the Company for borrowings with similar maturities. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 14. CONTINGENCIES

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the Court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs, Commonwealth of Pennsylvania Public School Employees’ Retirement System (“PSERS”) and Commerzbank AG (“Commerzbank”), that were previously dismissed by the Court. On May 23, 2013, these two plaintiffs filed a Notice of Appeal to the Second Circuit, seeking reversal of the dismissal of their claims and also seeking reversal of the trial court’s denial of class certification. According to pleadings filed by plaintiffs in earlier proceedings, PSERS and Commerzbank AG seek, respectively, $5.75 million and $69.6 million in compensatory damages in connection with the two claims at issue on the appeal. In October 2014, the Second Circuit affirmed the denial of class certification and the dismissal of PSERS’ claim but reversed a ruling of the trial court that had excluded certain evidence relevant to Commerzbank’s principal argument on appeal. The Second Circuit did not reverse the dismissal of Commerzbank’s claim but instead certified a legal question concerning Commerzbank’s argument to the New York Court of Appeals. The New York Court of Appeals subsequently agreed to hear the certified question, and argument is scheduled for June 2015. After the New York Court of Appeals has ruled on the certified question, the case will be returned to the Second Circuit for a final decision on Commerzbank’s appeal.

On July 9, 2009, the California Public Employees’ Retirement System (“CalPERS”) filed an action in the Superior Court of California in San Francisco (the “Superior Court”) asserting two common-law causes of action, negligent misrepresentation and negligent interference with prospective economic advantage. The complaint named as defendants the Company, MIS, The McGraw-Hill Companies, Fitch, Inc., and various subsidiaries of Fitch, Inc. (CalPERS subsequently released the Fitch entities from the case). The action relates to the plaintiff’s purchase of securities issued by three structured investment vehicles (“SIVs”) known as Cheyne Finance, Sigma Finance, and Stanfield Victoria Funding. The plaintiff’s complaint seeks unspecified compensatory damages arising from alleged losses in connection with investments that purportedly totaled approximately $1.3 billion; in subsequent court filings, the plaintiff claimed to have suffered “unrealized losses” of approximately $779 million. The central allegation against the defendants is that the credit ratings assigned to the securities issued by the SIVs were inaccurate and that the methodologies used by the rating agencies had no reasonable basis. In August 2009, the defendants removed the action to federal court, but the case was remanded to state court in November 2009 based on a finding that CalPERS is an “arm of the State.” In April 2010, in response to a motion by the defendants, the Superior Court dismissed the claim for negligent interference with prospective economic advantage but declined to dismiss the claim for negligent misrepresentation. In October 2010, the defendants filed a special motion to dismiss the remaining negligent misrepresentation claim under California’s “anti-SLAPP” statute, which limits the maintenance of lawsuits based on speech on matters of public interest. In January 2012, the Superior Court denied the anti-SLAPP motion, ruling that, although the ratings qualify as protected speech activity under California law, the plaintiff had provided sufficient evidence in support of its claims to proceed. The defendants appealed this decision to the California Court of Appeal, which affirmed the Superior Court’s rulings in May 2014, and in September 2014, the Supreme Court of California declined to review the Court of Appeal’s decision. The action has been returned to the Superior Court, and discovery has begun. On March 11, 2015, pursuant to a settlement agreement in which S&P agreed to pay CalPERS $125 million, S&P was dismissed from the action.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of March 31, 2015, Moody’s has recorded liabilities for Legacy Tax Matters totaling $11.0 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

NOTE 15. SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) Copal Amba. The Copal Amba operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA.

In January 2014, the Company revised its operating segments to create the new Copal Amba operating segment. The new operating segment consists of all operations from Copal and the operations of Amba which was acquired in December 2013. The Copal Amba operating segment provides offshore research and analytic services to the global financial and corporate sectors. The Company has determined that the Copal Amba and MA operating segments have similar economic characteristics as set forth in ASC 280. As such, Copal Amba has been combined with MA to form the MA reportable segment and Copal Amba’s revenue is reported in the PS LOB.

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

The MIS segment now consists of five LOBs. The corporate finance, structured finance, financial institutions and public, project and infrastructure finance LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of the distribution of research and fixed income pricing services in the Asia-Pacific region as well as ICRA non-ratings revenue.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs – RD&A, ERS and PS.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products and is generally based on comparable market transactions. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company which exclusively benefit only one segment, are fully charged to that segment. Overhead costs and corporate expenses of the Company which benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. “Eliminations” in the table below represent intersegment revenue/expense

Moody’s does not report the Company’s assets by reportable segment as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Three Months Ended March 31,
	2015				2014
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$624.6	$266.6	$(25.6)	$865.6	$550.6	$241.4	$(24.8)	$767.2
Operating, SG&A	281.3	210.0	(25.6)	465.7	248.6	187.3	(24.8)	411.1

Adjusted Operating Income	343.3	56.6	—	399.9	302.0	54.1	—	356.1

Less:
Depreciation and amortization	16.0	12.6	—	28.6	11.4	11.7	—	23.1

Operating income	$327.3	$44.0	$—	$371.3	$290.6	$42.4	$—	$333.0

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2015	2014
MIS:
Corporate finance (CFG)	$298.7	$264.4
Structured finance (SFG)	101.3	95.3
Financial institutions (FIG)	93.8	85.4
Public, project and infrastructure finance (PPIF)	100.7	80.7

Total ratings revenue	594.5	525.8
MIS Other	7.8	3.3

Total external revenue	602.3	529.1

Intersegment royalty	22.3	21.5

Total	624.6	550.6

MA:
Research, data and analytics (RD&A)	149.6	137.6
Enterprise risk solutions (ERS)	77.1	59.8
Professional services (PS)	36.6	40.7

Total external revenue	263.3	238.1

Intersegment revenue	3.3	3.3

Total	266.6	241.4

Eliminations	(25.6)	(24.8)

Total MCO	$865.6	$767.2

Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2015	2014
United States	$499.8	$425.6
International:
EMEA	227.6	220.6
Asia-Pacific	86.1	69.9
Americas	52.1	51.1

Total International	365.8	341.6

Total	$865.6	$767.2

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. In accordance with the ASU, a cloud computing arrangement that contains a software license should be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The Company can elect to apply this ASU either retrospectively or prospectively effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact that adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will only impact the presentation of debt issuance costs in the Company’s consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain ratings monitoring fees received in advance of service being rendered; iii) the accounting for certain license and maintenance revenue in MA; iv) the accounting for certain ERS revenue arrangements where VSOE is not available and v) the accounting for contract acquisition costs. In April 2015, the FASB proposed to defer the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. This proposal is subject to the FASB’s normal due process requirements which include a 30-day public comment period on the proposed ASU.

NOTE 17. SUBSEQUENT EVENT

On April 14, 2015, the Board approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on June 10, 2015 to shareholders of record at the close of business on May 20, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 51 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services. Moody’s has two reportable segments: MIS and MA.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2014, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Reportable Segments

The Company is organized into two reportable segments at March 31, 2015: MIS and MA.

The MIS segment is comprised primarily of all of the Company’s ratings operations. The MIS segment consists of five LOBs – CFG, SFG, FIG, PPIF and MIS Other. The ratings LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB consists of certain non-ratings operations managed by MIS which consists of non-rating revenue from ICRA as well as certain research and fixed income pricing service operations in the Asia-Pacific region.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. The MA segment consists of three lines of business – RD&A, ERS and PS.

In June 2014, a subsidiary of the Company acquired a controlling stake in ICRA, a leading provider of credit ratings and research in India. ICRA is part of the MIS reportable segment and its ratings revenue is included in the respective ratings LOBs of MIS while its non-ratings revenue is included in the MIS Other LOB. ICRA’s results are reported on a three month lag. In July 2014, a subsidiary of the Company acquired WebEquity, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity is part of the MA reportable segment and its revenue is included in the ERS LOB. In October 2014, the Company acquired Lewtan, a leading provider of analytical tools and data for the global structured finance market. Lewtan is part of the MA reportable segment and its revenue is included in the RD&A LOB.

Pursuant to the ICRA Acquisition, the Company realigned certain components of its reportable segments in the fourth quarter of 2014. This realignment resulted in the creation of the MIS Other LOB which now consists of non-ratings revenue from ICRA as well as certain research and fixed income pricing revenue in the Asia-Pacific region which was previously reported in the RD&A LOB of MA. These businesses are all managed by MIS and the expenses from these operations will be included in the MIS reportable segment. All prior period results for both MIS and MA have been restated to reflect this realignment and the impact of the realignment was not significant to MIS’s or MA’s previously reported results.

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

Results of Operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Executive Summary

•	Moody’s revenue in the three months ended March 31, 2015 totaled $865.6 million, an increase of $98.4 million compared to 2014 and reflected double-digit growth in both MIS and MA.

•

The growth in external MIS revenue of 14% compared to the prior year primarily reflects increases in investment-grade and speculative-grade corporate debt rated issuance volumes coupled with higher U.S. public finance refunding volumes and revenue from the ICRA Acquisition. These increases were partially offset by declines in bank loan revenue and an approximate $29 million unfavorable impact due to changes in FX rates.

•

The increase in external MA revenue of 11% compared to the prior year reflects growth in ERS and RD&A. Revenue grew in all product areas of ERS, with particular strength in the Asset, Liability & Capital and Credit Assessment & Origination areas. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data. The 2014 acquisitions of WebEquity and Lewtan also contributed to growth in ERS and RD&A, respectively. These results were partially offset by an approximate $12 million unfavorable impact due to changes in FX translation rates.

•	Total expenses increased $60.1 million compared to the prior year reflecting:

•

higher compensation costs of approximately $37 million associated with headcount growth (both from acquisitions and in the base business) and annual compensation increases. In addition, there was an increase in incentive compensation reflecting higher projected achievement against full-year targeted results through the first three months of 2015 compared to the same period in 2014;

•

higher non-compensation expenses of approximately $18 million reflecting an increase professional service costs for various IT infrastructure and other operational enhancement projects as well as higher variable costs associated with business growth and operating costs from the acquisitions of ICRA, WebEquity and Lewtan.

Changes in FX translation rates had an approximate $19 million favorable impact on total expenses compared to the prior year.

•

Operating income of $371.3 million increased $38.3 million compared to 2014 and resulted in an operating margin of 42.9%, compared to 43.4% in the prior year. Adjusted Operating Income of $399.9 million in the first three months of 2015 increased $43.8 million compared to 2014, resulting in an Adjusted Operating Margin of 46.2% compared to 46.4% in the prior year period. Unfavorable changes in FX translation rates negatively impacted operating income by approximately 7%.

•

The ETR increased 400bps compared to the first quarter of 2014 primarily due to a benefit in the prior year related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters partially offset by lower state taxes in 2015.

•

Diluted EPS of $1.11 in the first three months of 2015 increased $0.11 over 2014 primarily due to the aforementioned growth in operating income coupled with a 5% decline in the weighted average number of shares outstanding reflecting the Company’s share repurchase program, partially offset by higher non-operating expenses and an increase in the ETR.

Moody’s Corporation

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$499.8	$425.6	17%

International:
EMEA	227.6	220.6	3%
Asia-Pacific	86.1	69.9	23%
Americas	52.1	51.1	2%

Total International	365.8	341.6	7%

Total	865.6	767.2	13%

Expenses:
Operating	244.4	216.0	(13%)
SG&A	221.3	195.1	(13%)
Depreciation and amortization	28.6	23.1	(24%)

Total	494.3	434.2	(14%)

Operating income	$371.3	$333.0	12%

Adjusted Operating Income (1)	$399.9	$356.1	12%

Interest income (expense), net	$(29.3)	$(23.8)	(23%)
Other non-operating income (expense), net	$2.5	$2.4	4%
Net income attributable to Moody’s	$230.1	$218.0	6%
Diluted EPS attributable to Moody’s common shareholders	$1.11	$1.00	11%
Operating margin	42.9%	43.4%
Adjusted Operating Margin(1)	46.2%	46.4%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31			% Change
	2015		2014
United States	3,202		2,860	12%
International	6,768		5,665	19%

Total	9,970	*	8,525	17%

*	Total as of March 31, 2015 includes approximately 1,300 staff from the acquisitions of ICRA, Lewtan and WebEquity; of which a significant portion are located in low-cost jurisdictions.

Global revenue of $865.6 million in the first quarter of 2015 increased $98.4 million compared to 2014 reflecting double-digit growth in both MIS and MA. The increase in MIS revenue primarily reflects growth in rated issuance volumes for investment-grade and speculative-grade corporate debt coupled with higher U.S. public finance refunding issuance volumes. Also contributing to the growth in MIS were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as revenue from the ICRA Acquisition. These increases were partially offset by an approximate $29 million unfavorable impact to MIS revenue due to changes FX rates. The growth in MA reflects higher results in ERS and RD&A. Revenue grew in all product areas of ERS, with particular strength in the Asset, Liability & Capital and Credit Assessment & Origination areas. In RD&A, revenue growth was driven primarily by credit research and licensing of ratings data. The acquisitions of WebEquity in the third quarter of 2014 and of Lewtan in the fourth quarter of 2014 also contributed to growth in ERS and RD&A, respectively. Changes in FX rates had an approximate $12 million unfavorable impact on MA revenue compared to the prior year. Transaction revenue accounted for 51% of global MCO revenue in the first three months of 2015 compared to 48% in the prior year.

U.S. revenue of $499.8 million in the first quarter of 2015 increased $74.2 million over the prior year, reflecting growth in MIS revenue due to higher rated issuance volumes for investment-grade and speculative-grade corporate debt coupled with higher U.S. public finance refunding issuance volumes. Also contributing to the MIS revenue growth were the favorable impacts of changes in the mix of fee type, new fee initiatives and certain pricing increases. MA further contributed to U.S. revenue growth with good performance in most product areas of RD&A and ERS, as well as from the 2014 acquisitions of WebEquity and Lewtan. U.S. growth was partially offset by declines in bank loan issuance in MIS.

Non-U.S. revenue of $365.8 million increased $24.2 million compared to the first quarter of 2014, reflecting growth in both reportable segments. The most notable growth in the MIS segment reflected higher investment-grade corporate debt revenue coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases and revenue from the ICRA Acquisition. Additionally, the non-U.S. growth within MA reflected increases in ERS and RD&A across all non-U.S. regions partially offset by declines in PS revenue across all regions. These increases were partially offset by an approximate $40 million decrease due to unfavorable changes in FX rates.

Operating expenses were $244.4 million in the first quarter of 2015 and increased $28.4 million from 2014 primarily due to an approximate $20 million increase in compensation costs reflecting higher salaries and related employee benefits resulting from the impact of annual compensation increases and higher headcount due to business growth and from the Company’s 2014 acquisitions. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater projected achievement against full-year targeted results through the first quarter of 2015 compared to projected achievement for the same period in 2014 coupled with higher headcount. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to value the obligations and the use of a new mortality table. Non-compensation expenses increased approximately $8 million compared to the prior year reflecting higher costs to support the Company’s IT and operational infrastructure and higher variable costs to support business growth. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $221.3 million in the first quarter of 2015 increased $26.2 million compared to the prior year period reflecting higher compensation and non-compensation expenses of approximately $16 million and $10 million, respectively. The growth in compensation costs was primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater projected achievement against full-year targeted results through the first quarter of 2015 compared to projected achievement for the same period of the prior year coupled with headcount growth. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to value the obligations and the use of a new mortality table. The increase in non-compensation expenses reflects higher costs to support the Company’s IT and operational infrastructure as well as higher rent and occupancy costs reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide. Additionally, the increase reflects incremental non-compensation expenses from the ICRA, WebEquity and Lewtan acquisitions in 2014. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

Operating income of $371.3 million increased $38.3 million from the first quarter of 2014. Adjusted Operating Income was $399.9 million in the first quarter of 2015 and increased $43.8 million compared to 2014. Operating margin decreased 50 bps compared to the first quarter of 2014. Adjusted Operating Margin in the first three months of 2015 of 46.2% decreased 20 bps compared to the prior year. Unfavorable changes in FX translation rates negatively impacted operating income by approximately 7%.

Interest income (expense), net in the first quarter of 2015 was ($29.3) million, a $5.5 million increase in net expense compared to 2014. This increase reflects $2.2 million in higher interest on borrowings due to the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014 as well as the issuance of the 2015 Senior Notes. The increase also reflects higher interest on UTPs of approximately $4 million primarily due to a reversal of accrued interest in the first quarter of 2014 relating to the favorable resolution of certain international tax matters.

The Company’s ETR was 32.9% in the first quarter of 2015, up from 28.9% in 2014 with the increase primarily due to a benefit in the prior year related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters. This increase was partially offset by lower state taxes in 2015.

Net Income in the first quarter of 2015 was $230.1 million, or $1.11 per diluted share. This is an increase of $12.1 million, or $0.11 per diluted share, compared to 2014 primarily due to the aforementioned growth in operating income coupled with a 5% decline in the weighted average number of shares outstanding reflecting the Company’s share repurchase program. These items which favorably impacted diluted EPS were partially offset by higher non-operating expenses and an increase in the ETR.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$298.7	$264.4	13%
Structured finance (SFG)	101.3	95.3	6%
Financial institutions (FIG)	93.8	85.4	10%
Public, project and infrastructure finance (PPIF)	100.7	80.7	25%

Total ratings revenue	594.5	525.8	13%

MIS Other	7.8	3.3	136%

Total external revenue	602.3	529.1	14%

Intersegment royalty	22.3	21.5	4%

Total	624.6	550.6	13%

Expenses:
Operating and SG&A (external)	278.0	245.3	(13%)
Operating and SG&A (intersegment)	3.3	3.3	—

Adjusted Operating Income	343.3	302.0	14%

Depreciation and amortization	16.0	11.4	(40%)

Operating income	$327.3	$290.6	13%

Adjusted Operating Margin	55.0%	54.8%
Operating margin	52.4%	52.8%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $602.3 million in the first quarter of 2015 increased $73.2 million compared to 2014 reflecting growth across all LOBs. Transaction revenue for MIS was 63% in the first quarter of 2015 compared to 60% in the prior year.

In the U.S., revenue was $371.5 million in the first quarter of 2015, an increase of $55.8 million compared to 2014 and primarily reflected higher rated issuance volumes for investment-grade and speculative-grade corporate debt as well as higher public finance refunding volumes. Additionally, changes in the mix of fee type, new fee initiatives and certain pricing increases contributed to the growth compared to the prior year. These increases were partially offset by lower bank loan rated issuance volumes.

Non-U.S. revenue was $230.8 million in the first quarter of 2015, an increase of $17.4 million compared to 2014. The growth primarily reflects higher investment-grade rated issuance volumes across all regions as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases and revenue from the ICRA Acquisition. These increases were partially offset by an approximate $29 million unfavorable impact from changes in FX rates compared to the prior year as well as declines in bank loan and indicative ratings revenue in the EMEA region.

Global CFG revenue of $298.7 million in the first quarter of 2015 increased $34.3 million from 2014 primarily due to higher rated issuance volumes for investment-grade corporate debt across all regions reflecting M&A activity and continued favorable market conditions. The growth also reflects higher speculative-grade rated issuance volumes in the U.S. and EMEA due to increased investor demand for higher yielding securities as well as opportunistic issuance to fund M&A and general corporate needs in the current low interest rate environment. Also, changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., contributed to the growth over 2014. These increases were partially offset by a decline in bank loan revenue in the U.S. as issuers utilized alternative methods to fund liquidity needs and banks reduced supply to adhere more closely to the U.S. Shared National Credit Program regarding highly leveraged transactions. Additionally, there was a $12 million unfavorable impact due to changes in FX rates. Transaction revenue represented 72% of total CFG revenue in the first quarter of 2015, compared to 71% in the prior year period. In the U.S., revenue in the first quarter of 2015 was $192.1 million, or $21.4 million higher than the prior year. Non-U.S. revenue of $106.6 million in the first quarter of 2015 increased $12.9 million compared to the prior year with approximately 37% of the growth due to the ICRA Acquisition.

Global SFG revenue of $101.3 million in the first quarter of 2015 increased $6.0 million compared to 2014 primarily due to higher CMBS and structured credit revenue in the U.S. The growth in CMBS issuance was primarily due to higher refinancing activity reflecting a large volume of maturing instruments in 2015. The growth in structured credit revenue was primarily due to higher monitoring fees resulting from growth in the number of monitored instruments in the prior year as well as higher yield per rated issuance in the first quarter of 2015. Also contributing to the growth was the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases was an approximate $6 million unfavorable impact from changes in FX rates compared to the prior year. Transaction revenue was 61% of total SFG revenue in the first quarter of 2015 compared to 58% in the prior year. In the U.S., revenue of $70.7 million increased $8.0 million compared to the first quarter of 2014. Non-U.S. revenue in the first quarter of 2015 of $30.6 million decreased $2.0 million compared to the prior year.

Global FIG revenue of $93.8 million in the first quarter of 2015 was $8.4 million higher compared to 2014 due to higher rated issuance volumes in the U.S. banking and insurance sectors reflecting issuers continuing to take advantage of favorable market conditions. Additionally, the growth reflects the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were partially offset by an approximate $6 million unfavorable impact from changes in FX rates as well as a decline in revenue from ratings managed investments in the U.S. compared to a strong prior year period. Transaction revenue was 40% of total FIG revenue in the first quarter of 2015 compared to 34% in the same period in 2014. In the U.S., revenue was $41.4 million, or 19% higher compared to the prior year. Non-U.S. revenue was $52.4 million in the first quarter of 2015, or $1.8 million higher compared to 2014 and was primarily due to revenue from the ICRA Acquisition.

Global PPIF revenue was $100.7 million in the first quarter of 2015 and increased $20.0 million compared to 2014. The growth reflects higher U.S. public finance refunding volumes due to declines in benchmark interest rates as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, there was growth in project finance revenue across all regions. These increases were partially offset by an approximate $5 million unfavorable impact from changes in FX rates compared to the prior year. Transaction revenue was 64% of total PPIF revenue for the first quarter of 2015 compared to 53% in the prior year. In the U.S., revenue in the first quarter of 2015 was $65.3 million and increased $17.8 million compared to 2014. Non-U.S. PPIF revenue of $35.4 million increased $2.2 million compared to 2014.

Operating and SG&A expenses in the first quarter of 2015 increased $32.7 million compared to 2014 reflecting both higher compensation and non-compensation costs of approximately $21 million and $12 million, respectively. The increase in compensation costs reflects annual compensation increases, headcount growth in the ratings LOBs and from the ICRA Acquisition as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Additionally, the increase in compensation costs reflects higher incentive compensation resulting from greater projected achievement against full-year targeted results through the first quarter of 2015 compared to projected achievement in same period of the prior year as well as headcount and merit increases. The increase in non-compensation expenses reflects approximately $5 million in higher costs to support the Company’s IT systems and operational infrastructure. Also, there was approximately $2 million in higher rent and occupancy costs for additional leased floors at 7WTC coupled with various other global real estate expansion projects coupled with approximately $3 million in higher legal costs for ongoing matters. Approximately 25% of the non-compensation expense growth reflects costs from the ICRA Acquisition. Changes in FX translation rates had an approximate $11 million favorable impact on MIS operating expenses in the first quarter of 2015 compared to the prior year.

Adjusted Operating Income and operating income in the first quarter of 2015, which includes intersegment royalty revenue and intersegment expenses, were $343.3 million and $327.3 million, respectively, and increased $41.3 million and $36.7 million, respectively, compared to 2014. Adjusted Operating Margin and operating margin were 55.0% and 52.4%, respectively, compared to 54.8% and 52.8% in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Research, data and analytics (RD&A)	$149.6	$137.6	9%
Enterprise risk solutions (ERS)	77.1	59.8	29%
Professional services (PS)	36.6	40.7	(10%)

Total external revenue	263.3	238.1	11%

Intersegment revenue	3.3	3.3	—

Total MA Revenue	266.6	241.4	10%

Expenses:
Operating and SG&A (external)	187.7	165.8	(13%)
Operating and SG&A (intersegment)	22.3	21.5	(4%)

Adjusted Operating Income	56.6	54.1	5%

Depreciation and amortization	12.6	11.7	(8%)

Operating income	$44.0	$42.4	4%

Adjusted Operating Margin	21.2%	22.4%
Operating margin	16.5%	17.6%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue of $263.3 million increased $25.2 million compared to the first quarter of 2014, reflecting growth in RD&A and ERS partially offset by declines in PS. Recurring revenue comprised 77% in both the first quarter of 2015 and 2014.

In the U.S., revenue of $128.3 million in the first quarter of 2015 increased $18.4 million, and reflected growth in RD&A and ERS, which included revenue from Lewtan and WebEquity, respectively. Non-U.S. revenue of $135.0 million in the first quarter of 2015 was $6.8 million higher than in 2014 reflecting growth in all regions within RD&A and ERS partially offset by declines in PS across all non-U.S. regions. Changes in FX translation rates had an approximate $12 million unfavorable impact on non-U.S. MA revenue compared to the prior year.

Global RD&A revenue of $149.6 million, which comprised 57% and 58% of total external MA revenue in the first quarter of 2015 and 2014, respectively, increased $12.0 million over the prior year period. The growth over the prior year was most notable in the U.S. and EMEA, primarily due to strong sales of credit research, licensing of ratings data, and economic analysis and data. The acquisition of Lewtan in late 2014 also contributed to growth in the quarter. In the U.S., revenue of $84.1 million in the first quarter of 2015 increased $9.9 million compared to 2014. Internationally, revenue of $65.5 million increased $2.1 million compared to the first quarter of 2014, and changes in FX translation rates had an approximate $6 million unfavorable impact on RD&A revenue compared to the prior year.

Global ERS revenue in the first quarter of 2015 of $77.1 million increased $17.3 million over 2014, primarily due to strong project delivery across all product offerings with particular strength in the Asset, Liability & Capital and Credit Assessment & Origination areas. The revenue growth also reflects the acquisition of WebEquity in the third quarter of 2014. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $30.8 million in the first quarter of 2015 increased $9.0 million compared to 2014. Non-U.S. revenue of $46.3 million increased $8.3 million compared to the first quarter of 2014. Changes in FX translation rates had an approximate $4 million unfavorable impact on ERS revenue compared to the prior year.

Revenue from PS of $36.6 million decreased $4.1 million compared to the first quarter of 2014 primarily due to the Company’s exiting certain Copal Amba product lines late in 2014. Additionally, there were declines in licensing and credentialing revenue in the Americas region primarily due to unfavorable changes in FX translation rates of approximately $1 million compared to the first quarter of 2014. In the U.S., revenue of $13.4 million in the first quarter of 2015 decreased $0.5 million compared to 2014. Non-U.S. revenue of $23.2 million decreased $3.6 million compared to the first quarter of 2014.

Operating and SG&A expenses of $187.7 million in the first quarter of 2015 increased $21.9 million compared to 2014. The expense growth reflects an approximate $16 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue- split methodology. Headcount from the acquisitions of WebEquity and Lewtan as well as annual merit increases also contributed to the compensation expense growth. Additionally, the expense growth reflects an approximate $6 million increase in non-compensation expenses primarily due to costs related to ERS product development and project delivery as well as expenses from the acquisitions of Lewtan and WebEquity in 2014. Changes in FX translation rates had an approximate $7 million favorable impact on MA operating expenses in the first quarter of 2015 compared to the prior year.

Adjusted Operating Income was $56.6 million in the first quarter of 2015 and increased $2.5 million compared to the same period in 2014. Operating income of $44.0 million in the first quarter of 2015 increased $1.6 million compared to the same period in 2014. Adjusted Operating Margin for the first quarter of 2015 was 21.2%, compared to 22.4% in 2014. Operating margin was 16.5% compared to 17.6% in the prior year. Adjusted operating income and Operating Income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2015	2014
Net cash provided by operating activities	$261.8	$177.2	$84.6
Net cash used in investing activities	$(49.3)	$(82.2)	$32.9
Net cash provided by (used in) financing activities	$123.9	$(222.1)	$346.0
Free Cash Flow*	$242.8	$158.1	$84.7

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The following change, related to a non-cash item, impacted cash provided by operating activities in the first three months of 2015 compared to the same period in 2014, relative to net income:

•

A $20.3 million decrease in deferred tax expense reflecting a reversal of deferred tax assets in 2014 relating to a payment for a local tax matter coupled with lower deferred tax expense in 2015 for certain state tax matters.

The $84.6 million increase in net cash flows provided by operating activities primarily reflected:

•	an increase in net income of $9.6 million;

•	an approximate $88 million increase relating to the timing of tax payments;

partially offset by:

•

an approximate $24 million decrease primarily relating to higher incentive compensation payouts in 2015 compared to 2014 which reflected greater achievement against full-year targeted results in 2014 compared to achievement in 2013 as well as higher headcount.

The remaining increase in cash flow from operations is due to changes in various other assets and liabilities.

Net cash used in investing activities

The $32.9 million decrease in cash used in investing activities is primarily due to:

•

cash paid into escrow of $72.6 million in the first quarter of 2014 relating to the conditional open offer to acquire additional equity shares of ICRA Limited. The Company completed the acquisition of its controlling share of ICRA in the second quarter of 2014;

•	cash received of $20.8 million in the first quarter of 2015 related to settlements of certain of the Company’s net investment hedges;

partially offset by:

•	higher net purchases of investments of $60.6 million reflecting the Company’s investment of excess non-U.S. cash balances.

Net cash provided by (used in) financing activities

The $346.0 million increase in cash provided by financing activities was attributed to:

•	proceeds of $552.8 million from the issuance of the 2015 Senior Notes, which are more fully discussed in the “Indebtedness” section below;

partially offset by:

•	treasury shares repurchased of $365.8 million in the first three months of 2015 compared to $201.6 million repurchased in the prior year period;

•

a net outlay from the settlement of stock-based compensation awards of $23.9 million compared to net proceeds of $6.0 million in the first quarter of 2014. The net outlay in 2015 reflects the value of shares retained in treasury stock to satisfy employee tax withholding obligations in connection with the vesting of restricted stock in March 2015 exceeding the cash proceeds received from employee stock option exercises;

•

higher dividends paid to MCO shareholders of $8.8 million reflecting $0.34 per share paid in the first quarter of 2015 compared to $0.28 per share paid in the same period of the prior year partially offset by lower shares outstanding.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.0 billion at March 31, 2015 consisted of approximately $1.3 billion located outside of the U.S., of which approximately 51% is denominated in euros and British pounds. Approximately 96% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At March 31, 2015, Moody’s had $3.1 billion of outstanding debt and $1.0 billion of additional capacity available under the 2012 Facility. At March 31, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. The 2012 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2015, there were no such cross defaults.

On March 9, 2015, the Company issued €500 million aggregate principal amount of senior unsecured notes in a public offering. The 2015 Senior Notes bear interest at a fixed rate of 1.75% and mature on March 9, 2027. The terms of the 2015 Senior Notes are more fully described in Note 13 to the condensed consolidated financial statements.

Pursuant to the issuance of the 2015 Notes, the Company has designated €400 million of the principal as a net investment hedge against foreign currency exposure relating to its net investment in its subsidiaries whose functional currency is the euro. The Company also entered into a €100 million cross currency swap (swapping euro for U.S. dollars) to hedge FX risk on the remaining principal balance denominated in euros that was not designated as a net investment hedge. These hedging instruments are more fully described in Note 7 to the condensed consolidated financial statements.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	Total
2015 (after March 31)	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
Thereafter	—	500.0	500.0	500.0	—	300.0	537.0	2,337.0

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$300.0	$537.0	$3,087.0

(1)	Based on end of quarter FX rates

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In April 2015, the Board of Directors of the Company declared a quarterly dividend of $0.34 per share of Moody’s common stock, payable on June 10, 2015 to shareholders of record at the close of business on May 20, 2015. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. On February 11, 2014, the Board approved $1.0 billion of share repurchase authority which has a remaining repurchase authority of approximately $198 million at March 31, 2015. In December 2014, the Board authorized an additional $1.0 billion of share repurchase authority which will be utilized following completion of the program authorized in February 2014. Full-year 2015 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf Lease has an initial term of 17.5-years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of March 31, 2015 are approximately £100 million, of which approximately £10 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2015, including the aforementioned rent credits, are approximately $441 million, of which approximately $33 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total remaining net commitment for this lease is approximately $62 million. The lease became effective in January 2014 and the net cash outlay during the next twelve months will be immaterial. Payments under this lease agreement are included in the contractual obligations table below.

The Company anticipates making a $20.6 million contribution to its U.S. defined benefit funded pension plan during the remainder of 2015.

Off-Balance Sheet Arrangements

At March 31, 2015, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2015:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	Over 5 Years
Indebtedness (1)	$4,226.5	$115.6	$520.8	$638.9	$2,951.2
Operating lease obligations	811.4	91.0	158.1	133.0	429.3
Purchase obligations	97.5	62.9	34.6	—	—
Contingent consideration related to acquisitions	2.0	2.0	—	—	—
Pension obligations (2)	152.8	27.3	16.1	44.1	65.3

Total (3)	$5,290.2	$298.8	$729.6	$816.0	$3,445.8

(1)

Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2012 Facility as described in Note 13 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $233.6 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 14, 2015, the Board approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on June 10, 2015 to shareholders of record at the close of business on May 20, 2015.

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

	Three Months Ended March 31,
	2015	2014
Operating income	$371.3	$333.0
Adjustments:
Depreciation and amortization	28.6	23.1

Adjusted Operating Income	$399.9	$356.1

Operating Margin	42.9%	43.4%
Adjusted Operating Margin	46.2%	46.4%

	Full-Year Ended December 31, 2015
Operating margin guidance	Approximately 43%
Depreciation and amortization	Approximately 3%

Adjusted Operating Margin guidance	Approximately 46%

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

	Three months ended March 31,
	2015	2014
Net cash flows provided by operating activities	$261.8	$177.2
Capital additions	(19.0)	(19.1)

Free cash flow	$242.8	$158.1

Net cash used in investing activities	$(49.3)	$(82.2)
Net cash provided by (used in) financing activities	$123.9	$(222.1)

2015 Outlook

Moody’s outlook for 2015 is based on assumptions about many macroeconomic and capital market factors, including interest rates, foreign currency exchange rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. These assumptions are subject to some degree of uncertainty, and results for the year could differ materially from the Company’s current outlook. The Company’s guidance assumes foreign currency translation at end-of-quarter exchange rates.

Full-year 2015 Moody’s Corporation guidance
MOODY’S CORPORATION	Current guidance as of the filing of this Form 10-Q	Last publicly disclosed guidance on February 25, 2015
Revenue	growth in the mid-single-digit percent range	NC
Operating expenses	growth in the mid-single-digit percent range	NC
Depreciation & amortization	Approximately $120 million	NC
Operating margin	Approximately 43%	NC
Adjusted Operating Margin	Approximately 46%	NC
Effective tax rate	Approximately 32% - 33%	NC
GAAP EPS	$4.55 to $4.65	NC
Capital expenditures	Approximately $110 - $115 million	NC
Free Cash Flow	Approximately $1 billion	NC
Share repurchases	Approximately $1 billion (subject to available cash, market conditions and other ongoing capital allocation decisions)	NC
Full-year 2015 revenue guidance
MIS	Current guidance as of the filing of this Form 10-Q	Last publicly disclosed guidance on February 25, 2015
MIS global	growth in the mid-single-digit percent range	NC
MIS U.S.	growth in the high-single-digit percent range	growth in the mid-single-digit percent range
MIS Non-U.S.	growth in the low-single-digit percent range	growth in the mid-single-digit percent range
CFG	growth in the mid-single-digit percent range	NC
SFG	growth in the low-single-digit percent range	growth in the mid-single-digit percent range
FIG	growth in the low-single-digit percent range	growth in the mid-single-digit percent range
PPIF	growth in the high-single-digit percent range	NC

MA
MA global	growth in the mid-single-digit percent range	NC
MA U.S.	growth in the low-double-digit percent range	growth of approximately 10%
MA Non-U.S.	growth in the low-single-digit percent range	growth in the mid-single-digit percent range
RD&A	growth in the high-single-digit percent range	NC
ERS	growth in the mid-single-digit percent range	NC
PS	decrease in the low-single-digit percent range	approximately flat

NC- There is no difference between the Company’s current guidance and the last publicly disclosed guidance for this item.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. In accordance with the ASU, a cloud computing arrangement that contains a software license should be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The Company can elect to apply this ASU either retrospectively or prospectively effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact that adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will only impact the presentation of debt issuance costs in the Company’s consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain ratings monitoring fees received in advance of service being rendered; iii) the accounting for certain license and maintenance revenue in MA; iv) the accounting for certain ERS revenue arrangements where VSOE is not available and v) the accounting for contract acquisition costs. In April 2015, the FASB proposed to defer the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. This proposal is subject to the FASB’s normal due process requirements which include a 30-day public comment period on the proposed ASU.

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

On January 6, 2015, two additional rules (generally referred to as “Regulatory Technical Standards” or “RTSs”) of direct relevance to the CRA industry were published in the Official Journal of the European Union: (i) CRAs’ reporting requirements to ESMA on their fees; and (ii) the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). The RTSs were the final pieces of the rulemaking requirements that CRA3 imposed on ESMA and the EU’s legislative tripartite (the European Commission, the European Parliament and the Council of the European Union). Separately, CRA3 also requires that ESMA and / or the European Commission produce several reports on the industry’s structure and the use of ratings. These reports are expected to be published by year end 2015.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-Q, including in the sections entitled “2015 Outlook” and “Contingencies” under Item 2. “MD&A”, commencing on page 36 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2014, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Moody’s aggregate cash and cash equivalents and short-term investments of $2.0 billion at March 31, 2015 consisted of $1.3 billion located outside of the U.S. Approximately 44% of the Company’s aggregate cash and cash equivalents and short-term investments at March 31, 2015 were held in currencies other than the U.S. dollar. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and British pound, could reduce the reported amount of cash and cash equivalents and short-term investments.

The following discussion outlines material changes in the Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2014:

Long-term debt designated as a net investment hedge:

During the first quarter of 2015, the Company designated €400 million of the 2015 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $40 million unfavorable adjustment to OCI. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

Cross-currency swap not designated as an accounting hedge:

The Company entered into a cross-currency swap (exchanging €100 million for U.S. dollar) to mitigate FX exposure on the remaining principal balance of the 2015 Senior Notes not designated as a net investment hedge. If the euro were to weaken 10% relative to the U.S. dollar, there would be an approximate $15 million unfavorable impact to the fair value of the cross-currency swap which would be partially offset by favorable revaluation gains on €100 million of the 2015 Senior Notes.

Interest rate swaps designated as a fair value hedge:

Furthermore, in the first quarter of 2015, the Company entered into interest rate swaps with a notional amount of $200 million to convert the fixed rate of interest on the remaining portion of the 2014 Senior Notes (5-year) to a floating interest rate based on the 3-month LIBOR. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $47 million change to the fair value of the Company’s total interest rate swap portfolio.

Refer to Note 7 to the condensed consolidated financial statements in this Form 10-Q and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014 for further discussion on the Company’s derivative financial instruments.

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

For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 14 “Contingencies” in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes since December 31, 2014 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2015

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	1,761,378	$94.32	1,761,378	$	1,397.3 million
February 1 - 28	1,156,277	$93.96	1,156,277	$	1,288.6 million
March 1 - 31	1,530,572	$98.45	924,140	$	1,197.7 million

Total	4,448,227	$95.20	3,841,795

(1)	Includes surrender to the Company of 606,432 shares of common stock in March to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)

As of the last day of each of the months. On December 16, 2014, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the first quarter of 2015, Moody’s issued 2.3 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

.1	Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 9, 2015).

.2	Form of notes (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 9, 2015).

.3	Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 9, 2015).

10	MATERIAL CONTRACTS

.1*	First Amendment to the Profit Participation Plan of Moody’s Corporation (as amended and restated as of January 1, 2014).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)
Date: May 4, 2015

	By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)