Form 10-Q
period 2015-06-30
MOODYS CORP /DE/
filed 2015-07-30
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2015
Common Stock, par value $0.01 per share	200.3 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

Bps	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

TERM	DEFINITION

ERS	The enterprise risk solutions LOB within MA which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited.; a leading provider of credit ratings and research in India. The Company previously held 28.51% equity ownership and in June 2014, increased that ownership stake to 50.06% through the acquisition of additional shares

ICRA Acquisition	The June 2014 purchase of an additional 21.55% ownership interest in ICRA resulting in majority ownership and consolidation if ICRAs financial statements; ICRAs results are consolidated into Moody’s financial statements on a three-month lag and accordingly the Company began including the results of operations for ICRA in its consolidated financial statements beginning in the fourth quarter of 2014

ICRA Gain	Gain relating to the step-acquisition of ICRA; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares held upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014.

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the RD&A LOB within MA; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

M&A	Mergers and acquisitions

TERM	DEFINITION

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year) and 2014 Senior Notes (30-year) which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are managed by MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which is comprised of the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	In MIS, excluding MIS Other, relationship revenue represents the recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, relationship revenue represents subscription-based revenue. For MA, relationship revenue represents subscription-based revenue and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the retirement healthcare plans and retirement life insurance plans

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

TERM	DEFINITION

Transaction Revenue	For MIS, excluding MIS Other, revenue representing the initial rating of a new debt issuance as well as other one-time fees. In MIS Other, transaction revenue represents revenue from professional services and outsourcing engagements. For MA, revenue represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

U.S. Shared National Credit Program	Interagency program designed to evaluate large and complex syndicated credits. The program is administered by the three federal banking regulatory agencies which include the Federal Reserve System, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC).

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions; part of the ERS LOB within MA; an acquisition completed in July 2014

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2008 Term Loan	Five-year $150 million senior unsecured term loan entered into by the Company on May 7, 2008

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, maturing in 2017

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $300 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$918.1	$873.5	$1,783.7	$1,640.7

Expenses
Operating	243.9	222.1	488.3	438.1
Selling, general and administrative	227.0	217.4	448.3	412.5
Depreciation and amortization	27.9	22.3	56.5	45.4

Total expenses	498.8	461.8	993.1	896.0

Operating income	419.3	411.7	790.6	744.7

Non-operating (expense) income, net
Interest income (expense), net	(31.9)	(26.0)	(61.2)	(49.8)
Other non-operating income (expense), net	(8.2)	(3.3)	(5.7)	(0.9)
ICRA Gain	—	102.8	—	102.8

Total non-operating (expense) income, net	(40.1)	73.5	(66.9)	52.1

Income before provisions for income taxes	379.2	485.2	723.7	796.8
Provision for income taxes	115.1	160.8	228.3	250.7

Net income	264.1	324.4	495.4	546.1
Less: Net income attributable to noncontrolling interests	2.4	5.2	3.6	8.9

Net income attributable to Moody’s	$261.7	$319.2	$491.8	$537.2

Earnings per share attributable to Moody’s common shareholders
Basic	$1.30	$1.51	$2.43	$2.52

Diluted	$1.28	$1.48	$2.39	$2.47

Weighted average number of shares outstanding
Basic	201.3	212.0	202.0	213.0

Diluted	204.4	215.7	205.4	217.1

Dividends declared per share attributable to Moody’s common shareholders	$0.34	$0.28	$0.34	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$264.1			$324.4

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$39.8	$—	39.8	$14.1	$—	14.1
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	4.4	—	4.4
Net investment hedges:
Net realized and unrealized gain (loss) on net investment hedges	(13.1)	5.4	(7.7)	(2.7)	1.1	(1.6)
Available for sale securities:
Net unrealized gains on available for sale securities	1.0	—	1.0	—	—	—
Reclassification of gains included in net income	(0.2)	—	(0.2)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3.1	(1.1)	2.0	2.0	(0.8)	1.2
Net actuarial losses and prior service costs	10.9	(4.2)	6.7	(6.9)	2.8	(4.1)

Total other comprehensive income	$41.5	$ 0.1	41.6	$10.9	$3.1	14.0

Comprehensive income			305.7			338.4
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			2.4			5.2

Comprehensive income attributable to Moody’s			$303.3			$ 333.2

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$495.4			$546.1

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(69.6)	$—	(69.6)	$9.3	$—	9.3
Foreign currency translation adjustments - reclassification of losses included in net income	(0.1)	—	(0.1)	4.4	—	4.4
Net investment hedges:
Net realized and unrealized gain (loss) on net investment hedges	18.5	(7.3)	11.2	(6.3)	2.6	(3.7)
Available for sale securities:
Net unrealized gains on available for sale securities	2.1	—	2.1	—	—	—
Reclassification of gains included in net income	(0.2)	—	(0.2)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	6.9	(2.6)	4.3	3.7	(2.3)	1.4
Net actuarial gains (losses) and prior service costs	10.9	(4.2)	6.7	(6.9)	2.8	(4.1)

Total other comprehensive income (loss)	$(31.5)	$ (14.1)	(45.6)	$4.2	$3.1	7.3

Comprehensive income			449.8			553.4
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			3.6			8.9

Comprehensive income attributable to Moody’s			$446.2			$ 544.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,538.6	$1,219.5
Short-term investments	508.9	458.1
Accounts receivable, net of allowances of $29.1 in 2015 and $29.4 in 2014	801.3	792.4
Deferred tax assets, net	39.6	43.9
Other current assets	175.6	172.5

Total current assets	3,064.0	2,686.4
Property and equipment, net of accumulated depreciation of $489.4 in 2015 and $451.5 in 2014	304.6	302.3
Goodwill	1,006.8	1,021.1
Intangible assets, net	322.6	345.5
Deferred tax assets, net	145.7	167.8
Other assets	155.8	145.9

Total assets	$4,999.5	$4,669.0

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$422.1	$557.6
Deferred tax liabilities, net	17.6	17.5
Deferred revenue	685.1	624.6

Total current liabilities	1,124.8	1,199.7
Non-current portion of deferred revenue	132.4	132.2
Long-term debt	3,106.1	2,547.3
Deferred tax liabilities, net	90.1	95.7
Unrecognized tax benefits	208.2	220.3
Other liabilities	441.3	430.9

Total liabilities	5,102.9	4,626.1
Contingencies (Note 14)
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2015 and December 31, 2014, respectively.	3.4	3.4
Capital surplus	396.7	383.9
Retained earnings	6,468.4	6,044.3
Treasury stock, at cost; 142,552,956 and 138,539,128 shares of common stock at June 30, 2015 and December 31, 2014, respectively	(6,918.9)	(6,384.2)
Accumulated other comprehensive loss	(280.8)	(235.2)

Total Moody’s shareholders’ deficit	(331.2)	(187.8)
Noncontrolling interests	227.8	230.7

Total shareholders’ (deficit) equity	(103.4)	42.9

Total liabilities and shareholders’ (deficit) equity	$4,999.5	$4,669.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$495.4	$546.1
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	56.5	45.4
Stock-based compensation expense	44.4	40.6
Deferred income taxes	10.6	46.2
Excess tax benefits from stock-based compensation plans	(41.1)	(45.2)
ICRA Gain	—	(102.8)
Changes in assets and liabilities:
Accounts receivable	(11.8)	(45.8)
Other current assets	(3.3)	(56.1)
Other assets	(3.5)	3.3
Accounts payable and accrued liabilities	(35.0)	(26.6)
Deferred revenue	63.0	62.2
Unrecognized tax benefits and other non-current tax liabilities	(12.1)	5.8
Other liabilities	31.3	(15.1)

Net cash provided by operating activities	594.4	458.0

Cash flows from investing activities
Capital additions	(40.7)	(38.8)
Purchases of short-term investments	(289.2)	(39.8)
Sales and maturities of short-term investments	221.9	45.7
Cash paid for acquisitions, net of cash required	(4.6)	(80.5)
Receipts for settlement of net investment hedges	20.8	—

Net cash used in investing activities	(91.8)	(113.4)

Cash flows from financing activities
Issuance of notes	552.8	—
Repayments of notes	—	—
Proceeds from stock-based compensation plans	55.0	91.3
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(59.1)	(51.1)
Cost of treasury shares repurchased	(600.7)	(459.7)
Excess tax benefits from settlement of stock-based compensation plans	41.1	45.2
Payment of dividends	(137.2)	(119.2)
Payment of dividends to noncontrolling interests	(3.7)	(7.7)
Debt issuance costs and related fees	(5.8)	—

Net cash used in financing activities	(157.6)	(501.2)
Effect of exchange rate changes on cash and cash equivalents	(25.9)	14.4

Net increase (decrease) in cash and cash equivalents	319.1	(142.2)
Cash and cash equivalents, beginning of the period	1,219.5	1,919.5

Cash and cash equivalents, end of the period	$1,538.6	$1,777.3

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

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation cost	$21.7	$20.3	$44.4	$40.6
Tax benefit	$6.7	$6.5	$14.6	$12.8

During the first six months of 2015, the Company granted 0.3 million employee stock options, which had a weighted average grant date fair value of $36.08 per share based on the Black-Scholes option-pricing model. The Company also granted 0.9 million shares of restricted stock in the first six months of 2015, which had a weighted average grant date fair value of $98.03 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $94.08 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2015:

Expected dividend yield	1.39%
Expected stock volatility	39.4%
Risk-free interest rate	1.88%
Expected holding period	6.9 years
Grant date fair value	$36.08

Unrecognized compensation expense at June 30, 2015 was $12.6 million and $132.0 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.8 years, respectively. Additionally, there was $20.6 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
Exercise of stock options:	2015	2014
Proceeds from stock option exercises	$51.9	$89.0
Aggregate intrinsic value	$49.9	$69.2
Tax benefit realized upon exercise	$17.9	$25.3
Number of shares exercised	1.0	2.0

	Six Months Ended June 30,
Vesting of restricted stock:	2015	2014
Fair value of shares vested	$110.8	$91.9
Tax benefit realized upon vesting	$35.6	$32.0
Number of shares vested	1.1	1.2

	Six Months Ended June 30,
Vesting of performance-based restricted stock:	2015	2014
Fair value of shares vested	$43.1	$38.0
Tax benefit realized upon vesting	$15.6	$14.8
Number of shares vested	0.5	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 30.4% and 33.1% for the three months ended June 30, 2015 and 2014, respectively, and 31.5% for both the six month periods ended June 30, 2015 and 2014. The decrease in the quarterly ETR was the result of a state tax ruling and a change in New York City tax law, both relating to income apportionment, which were the principal reasons for the $14.3 million ($8.5 million net of federal tax) decrease in UTPs during the second quarter of 2015. For the first six months of 2015 UTPs decreased $12.1 million ($7.6 million net of federal tax). The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2010 are under examination and its returns for 2011 through 2013 remain open to examination. The Company’s New York State tax returns for 2011 through 2013 are currently under examination and the Company’s New York City tax return for 2013 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its tax return for 2013 remains open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2015	2014
Income taxes paid	$191.1	$216.7

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic	201.3	212.0	202.0	213.0
Dilutive effect of shares issuable under stock-based compensation plans	3.1	3.7	3.4	4.1

Diluted	204.4	215.7	205.4	217.1

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.8	0.7	0.8	0.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2015 and 2014. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2015
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$135.2	$—	$135.2	$135.2	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,203.7	$—	$1,203.7	$679.3	$508.9	$15.5
Fixed maturity and open ended mutual funds (2)	$42.3	$2.8	$45.1	$—	$—	$45.1

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$149.7	$—	$149.7	$149.7	$—	$—
Certificates of deposit and money market deposit accounts (1)	$842.5	$—	$842.5	$380.1	$458.1	$4.3
Fixed maturity and open ended mutual funds (2)	$47.1	$0.9	$48.0	$—	$—	$48.0

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to eight months and one month to ten months at June 30, 2015 and December 31, 2014, respectively. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from one month to 25 months and two months to 23 months at June 30, 2015 and December 31, 2014, respectively.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be “available for sale” under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

The total proceeds received in the six months ended June 30, 2015 for maturities of fixed maturity mutual funds was $3.6 million. The gross realized gains on these maturities were immaterial.

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

Equilibrium

On May 21, 2015, a subsidiary of the Company acquired 100% of Equilibrium, a provider of credit rating and research services in Peru and Panama. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flows is not expected to be material. Equilibrium operates in the MIS reportable segment and goodwill related to this acquisition has been allocated to the MIS reporting unit.

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

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to 50.06%, resulting in a controlling interest in ICRA. Accordingly, the Company consolidated ICRA’s financial statements. Moody’s consolidates ICRA’s financial statements on a three month lag.

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

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income/(expense) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2015	2014	2015	2014
Interest rate swaps	Interest income(expense), net	$4.1	$2.0	$7.6	$0.5

Net investment hedges

The Company entered into foreign currency forward contracts that are designated as net investment hedges and additionally has designated €400 million of the 2015 Senior Notes as a net investment hedge. These hedges are intended to mitigate FX exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. These net investment hedges are designated as accounting hedges under the applicable sections of Topic 815 of the ASC.

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge on a pre-tax basis. For hedges that meet the effectiveness requirements, any change in the fair value for the hedge is recorded in AOCI. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding net investment hedges:

	June 30, 2015	December 31, 2014
Notional amount of net investment hedges:
Long-term debt designated as net investment hedge	€400.0	€—
Contracts to sell euros for USD	€—	€50.0
Contracts to sell Japanese yen for USD	¥19,400	¥19,400

The outstanding contracts to sell Japanese yen for USD expire in November 2015. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended June 30,
	2015	2014
FX forwards	$2.1	$(1.6)
Long-term debt	(9.7)	—

Total	$(7.6)	$(1.6)

	Six Months Ended June 30,
	2015	2014
FX forwards	$13.4	$(3.7)
Long-term debt	(2.1)	—

Total	$11.3	$(3.7)

The cumulative amount of realized and unrecognized net investment hedge gains recorded in AOCI is as follows:

	Gains/(Losses), net of tax
	June 30, 2015	December 31, 2014
FX forwards	$34.3	$20.9
Long-term debt	(2.1)	—

Total gains on net investment hedges	$32.2	$20.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through October 2015.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2015	December 31, 2014
Notional amount of currency pair:
Contracts to purchase USD with euros	$—	$38.5
Contracts to sell USD for euros	$47.3	$51.5
Contracts to purchase USD with GBP	$—	$0.2
Contracts to purchase USD with other foreign currencies	$—	$1.2
Contracts to purchase euros with other foreign currencies	€36.4	€34.0
Contracts to purchase euros with GBP	€28.4	€25.0
Contracts to sell euros for GBP	€26.4	€38.2

Cross-currency swaps

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The purpose of this cross-currency swap is to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that was not designated as a net investment hedge as more fully discussed above. The Company has not designated these cross-currency swaps as accounting hedges. Accordingly, changes in fair value on these swaps is recognized immediately in other non-operating (expense), income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the €100 million principal of the 2015 Senior Notes that was not designated as a net investment hedge. Under the terms of the swap, the Company will pay the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty will pay the Company interest on the €100 million paid at 1.75% per annum. These interest payments will be settled in March of each year, beginning in 2016, until either the maturity of the cross-currency swap in 2027 or upon early termination at the discretion of the Company. The principal payments on this cross currency swap will be settled in 2027, concurrent with the repayment of the 2015 Senior Notes.

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended June 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2015	2014
Cross-currency swap	Other non-operating income (expense), net	$(0.3)	$—
Foreign exchange forwards	Other non-operating income (expense), net	2.5	1.3

Total		$2.2	$1.3

		Six Months Ended June 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2015	2014
Cross-currency swap	Other non-operating income (expense), net	$(5.3)	$—
Foreign exchange forwards	Other non-operating income (expense), net	(1.9)	0.9

Total		$(7.2)	$0.9

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its nonderivative debt instruments designated and qualifying as net investment hedges:

	Derivative Instruments
	Balance Sheet Location	June 30, 2015	December 31, 2014
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$20.0	$18.8
Interest rate swaps	Other assets	9.0	17.4

Total derivatives designated as accounting hedges		29.0	36.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.5	5.6

Total assets		$29.5	$41.8

Liabilities:
Derivatives and non-derivative instruments designated as accounting hedges:
Interest rate swaps	Other non-current liabilities	$0.6	$—
Long-term debt designated as net investment hedge	Long-term debt	445.7	—
Derivatives not designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	4.5	—
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.2	2.1

Total liabilities		$452.0	$2.1

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2015
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	4.9	—	4.9	2.9	—	2.9	7.8	—	7.8
Foreign currency translation adjustments	(4.0)	—	(4.0)	(18.1)	—	(18.1)	(22.1)	—	(22.1)

Ending balance	$299.6	$—	$299.6	$719.4	$(12.2)	$707.2	$1,019.0	$(12.2)	$1,006.8

	Year ended December 31, 2014
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	296.7	—	296.7	101.1	—	101.1	397.8	—	397.8
Foreign currency translation adjustments	(9.4)	—	(9.4)	(32.5)	—	(32.5)	(41.9)	—	(41.9)

Ending balance	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1

The 2015 additions/adjustments for the MIS segment in the table above relate to the acquisition of Equilibrium. The 2015 additions/adjustments for the MA segment reflect an adjustment to an indemnification asset recognized as part of the Copal acquisition and an adjustment of deferred revenue balances recognized as part of the Lewtan acquisition.

The 2014 additions/adjustments for the MIS segment in the table above relate to the ICRA Acquisition in the second quarter of 2014 as further discussed in Note 6. The 2014 additions/adjustments for the MA segment in the table above relate to the acquisition of WebEquity in the third quarter of 2014 and Lewtan in the fourth quarter of 2014 as well as adjustments for Amba which was acquired in the fourth quarter of 2013.

Acquired intangible assets and related amortization consisted of:

	June 30, 2015	December 31, 2014
Customer relationships	$305.2	$310.4
Accumulated amortization	(104.9)	(98.1)

Net customer relationships	200.3	212.3

Trade secrets	30.2	30.6
Accumulated amortization	(22.0)	(20.9)

Net trade secrets	8.2	9.7

Software	77.2	79.8
Accumulated amortization	(45.3)	(43.0)

Net software	31.9	36.8

Trade names	75.2	76.5
Accumulated amortization	(14.9)	(13.3)

Net trade names	60.3	63.2

Other	44.6	44.8
Accumulated amortization	(22.7)	(21.3)

Net other	21.9	23.5

Total acquired intangible assets, net	$322.6	$345.5

Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$8.0	$6.3	$16.5	$13.6

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2015 (after June 30)	$15.5
2016	30.3
2017	26.4
2018	20.9
2019	19.1
Thereafter	210.4

Total estimated future amortization	$322.6

NOTE 9. FAIR VALUE

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

The table below presents information about items which are carried at fair value at June 30, 2015 and December 31, 2014:

		Fair Value Measurement as of June 30, 2015
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$29.5	$—	$29.5	$—
	Money market mutual funds	135.2	135.2	—	—
	Fixed maturity and open ended mutual funds (b)	45.1	45.1	—	—

	Total	$209.8	$180.3	$29.5	$—

Liabilities:
	Derivatives (a)	$6.3	$—	$6.3	$—
	Contingent consideration arising from acquisitions (c)	2.0	—	—	2.0

	Total	$8.3	$—	$6.3	$2.0

		Fair Value Measurement as of December 31, 2014
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$41.8	$—	$41.8	$—
	Money market mutual funds	149.7	149.7	—	—
	Fixed maturity and open ended mutual funds (b)	48.0	48.0	—	—

	Total	$239.5	$197.7	$41.8	$—

Liabilities:
	Derivatives (a)	$2.1	$—	$2.1	$—
	Contingent consideration arising from acquisitions (c)	2.1	—	—	2.1

	Total	$4.2	$—	$2.1	$2.1

(a)	Represents interest rate swaps, FX forwards on certain assets and liabilities as well as cross-currency swaps as more fully described in Note 7 to the financial statements.
(b)

Represents investments in fixed maturity mutual funds and open ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from one month to 25 months and two months to 23 months at June 30, 2015 and December 31, 2014, respectively.

(c)	Represents contingent consideration liabilities pursuant to the agreements for the CSI acquisition.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Six Months Ended June 30,
	2015	2014
Balance as of January 1	$2.1	$17.5
Total losses (realized and unrealized):
Included in earnings	—	(0.2)
Foreign currency translation adjustments	(0.1)	(0.1)

Balance as of June 30	$2.0	$17.2

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

Contingent consideration:

At June 30, 2015, the Company has a contingent consideration obligation related to the acquisition of CSI which is carried at estimated fair value, and is based on certain non-financial metrics set forth in the acquisition agreement. At June 30, 2014, the Company also had contingent consideration obligations related to the acquisitions of Copal and Amba. These obligations were measured using Level 3 inputs as defined in the ASC. The Company records the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations are adjusted quarterly.

The contingent consideration obligation for CSI is based on the achievement of a contractual milestone by January 2016. The Company utilizes a discounted cash flow methodology to value this obligation. The future expected cash flow for this obligation is discounted using an interest rate available to borrowers with similar credit risk profiles to that of the Company. The most significant unobservable input involved in the measurement of this obligation is the probability that the milestone will be reached by January 2016. At June 30, 2015, the Company expects that this milestone will be reached by the aforementioned date.

For certain of the contingent consideration obligations relating to the acquisition of Copal, a portion of the contingent cash payments were based on revenue and EBITDA growth for certain of the Copal entities. This growth was calculated by comparing revenue and EBITDA in the year immediately prior to the exercise of the put/call option to acquire the remaining 33% ownership interest of Copal Partners Limited, to revenue and EBITDA in Copal’s fiscal year ended March 31, 2011. Payments of $12.2 million under this arrangement were made in the fourth quarter of 2014 pursuant to the Company exercising its call option to acquire the remaining shares of Copal Amba. The Company had utilized discounted cash flow methodologies to value these obligations prior to their settlement in 2014. The expected future cash flows for these obligations were discounted using a risk-free interest rate plus a credit spread based on the option adjusted spread of the Company’s publicly traded debt as of the valuation date plus sovereign and size risk premiums. The most significant unobservable input involved in the measurement of these obligations was the projected future financial results of the applicable Copal Amba entities.

For the contingent consideration obligations relating to the acquisition of Amba, the payment was based on the acquired entity achieving a revenue target for its fiscal year ended March 31, 2014 which was met resulting in a $4.3 million payment in the third quarter of 2014.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2015	December 31, 2014
Other current assets:
Prepaid taxes	$70.3	$65.4
Prepaid expenses	56.6	59.9
Other	48.7	47.2

Total other current assets	$175.6	$172.5

	June 30, 2015	December 31, 2014
Other assets:
Investments in joint ventures	$22.2	$21.6
Deposits for real-estate leases	12.6	11.3
Indemnification assets related to acquisitions	19.8	23.5
Fixed maturity and open ended mutual funds	45.1	48.0
Other	56.1	41.5

Total other assets	$155.8	$145.9

	June 30, 2015	December 31, 2014
Accounts payable and accrued liabilities:
Salaries and benefits	$65.5	$86.5
Incentive compensation	74.8	155.2
Profit sharing contribution	—	9.3
Customer credits, advanced payments and advanced billings	24.3	17.0
Self-insurance reserves for wholly-owned insurance subsidiary	28.9	21.5
Dividends	6.3	75.0
Professional service fees	51.4	47.0
Interest accrued on debt	48.2	45.0
Accounts payable	16.6	19.4
Income taxes	23.5	16.1
Pension and other retirement employee benefits	5.1	5.1
Other	77.5	60.5

Total accounts payable and accrued liabilities	$422.1	$557.6

	June 30, 2015	December 31, 2014
Other liabilities:
Pension and other retirement employee benefits	$245.5	$244.8
Deferred rent-non-current portion	101.5	104.2
Interest accrued on UTPs	27.3	20.8
Legacy and other tax matters	8.8	8.6
Other	58.2	52.5

Total other liabilities	$441.3	$430.9

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014

Balance January 1,	$21.5	$27.6
Accruals (reversals), net	11.4	5.8
Payments	(4.0)	(11.9)

Balance	$28.9	$21.5

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	Noncontrolling Interests

Balance January 1,	$230.7	$10.9
Net earnings	3.6	7.9
Dividends	(6.5)	(6.9)
ICRA noncontrolling interest*	—	218.8

Balance	$227.8	$230.7

*	Represents the fair value of the ICRA noncontrolling interest as of the day majority control was acquired.

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
FX loss	$(12.2)	$(7.1)	$(12.2)	$(6.1)
Joint venture income	3.4	3.5	5.3	5.3
Other	0.6	0.3	1.2	(0.1)

Total	$(8.2)	$(3.3)	$(5.7)	$(0.9)

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Affected line in the consolidated statement of operations
Gains/(losses) on foreign currency translation adjustments
Liquidation of foreign subsidiary	$—	$0.1	Other non-operating income (expense), net

Total gains/(losses) on foreign currency translation adjustments	—	0.1

Gains/(losses) on available for sale securities:
Gains on available for sale securities	0.2	0.2	Other income

Total gains on available for sale securities	0.2	0.2

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.0)	(4.3)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.1)	(2.6)	SG&A expense

Total before income taxes	(3.1)	(6.9)
Income tax effect of item above	1.1	2.6	Provision for income taxes

Total pension and other retirement benefits	(2.0)	(4.3)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.8)	$(4.0)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Affected line in the consolidated statement of operations
Gains/(losses) on foreign translation adjustments
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	$(4.4)	$(4.4)	ICRA gain

Total gains/(losses) on foreign translation adjustments	(4.4)	(4.4)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.2)	(2.5)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.8)	(1.2)	SG&A expense

Total before income taxes	(2.0)	(3.7)
Income tax effect of item above	0.8	2.3	Provision for income taxes

Total pension and other retirement benefits	(1.2)	(1.4)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(5.6)	$(5.8)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2015					June 30, 2014
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance March 31,	$39.8	$(103.1)	$(261.1)	$2.0	$(322.4)	$(0.6)	$(53.0)	$(7.7)	$—	$(61.3)
Other comprehensive income/(loss) before reclassifications	(7.7)	6.7	39.8	1.0	39.8	(1.6)	(4.1)	14.1	—	8.4
Amounts reclassified from AOCI	—	2.0	—	(0.2)	1.8	—	1.2	4.4	—	5.6

Other comprehensive income/(loss)	(7.7)	8.7	39.8	0.8	41.6	(1.6)	(2.9)	18.5	—	14.0

Balance June 30,	$32.1	$(94.4)	$(221.3)	$2.8	$(280.8)	$(2.2)	$(55.9)	$10.8	$—	$(47.3)

	Six Months Ended
	June 30, 2015					June 30, 2014
	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Gains/(Losses) on Net Investment Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$20.9	$(105.4)	$(151.6)	$0.9	$(235.2)	$1.5	$(53.2)	$(2.9)	$—	$(54.6)
Other comprehensive income/(loss) before reclassifications	11.2	6.7	(69.6)	2.1	(49.6)	(3.7)	(4.1)	9.3	—	1.5
Amounts reclassified from AOCI	—	4.3	(0.1)	(0.2)	4.0	—	1.4	4.4	—	5.8

Other comprehensive income/(loss)	11.2	11.0	(69.7)	1.9	(45.6)	(3.7)	(2.7)	13.7	—	7.3

Balance June 30,	$32.1	$(94.4)	$(221.3)	$2.8	$(280.8)	$(2.2)	$(55.9)	$10.8	$—	$(47.3)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2015	2014	2015	2014
Components of net periodic expense
Service cost	$5.0	$4.6	$0.6	$0.4
Interest cost	4.2	4.2	0.3	0.3
Expected return on plan assets	(3.6)	(3.5)	—	—
Amortization of net actuarial loss from earlier periods	2.8	1.8	0.1	—
Amortization of net prior service costs from earlier periods	0.2	0.1	—	—

Net periodic expense	$8.6	$7.2	$1.0	$0.7

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2015	2014	2015	2014
Components of net periodic expense
Service cost	$10.8	$9.2	$1.1	$0.8
Interest cost	8.5	8.2	0.5	0.5
Expected return on plan assets	(7.2)	(7.0)	—	—
Amortization of net actuarial loss from earlier periods	6.2	3.3	0.2	—
Amortization of net prior service costs from earlier periods	0.4	0.3	—	—

Net periodic expense	$18.7	$14.0	$1.8	$1.3

The Company made payments of $0.9 million related to its unfunded U.S. DBPPs and made $0.6 million to its U.S. other retirement plans during the six months ended June 30, 2015. The Company made a contribution in July 2015 of $21.7 million to its funded pension plan and anticipates making payments of $3.2 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans, respectively, during the remainder of 2015.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2015	December 31, 2014
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$300.0
5.50% 2010 Senior Notes, due 2020, net of unamortized discount of $1.8 million in 2015 and $2.0 million in 2014; also includes a fair value adjustment on an interest rate hedge of $6.5 million in 2015 and $5.8 million in 2014	504.7	503.8
4.50% 2012 Senior Notes, due 2022, net of unamortized discount of $3.0 million in 2015 and $3.1 million in 2014	497.0	496.9
4.875% 2013 Senior Notes, due 2024, net of unamortized discount of $2.4 million in 2015 and 2.5 million in 2014	497.6	497.5
2.75% 2014 Senior Notes (5-Year), due 2019, net of unamortized discount of $0.6 million in 2015 and $0.7 million in 2014; also includes a fair value adjustment on an interest rate hedge of $1.9 million in 2015 and $1.4 million in 2014	451.3	450.7
5.25% 2014 Senior Notes (30-Year), due 2044, net of unamortized discount of $1.6 million in 2015 and 2014	298.4	298.4
1.75% 2015 Senior Notes, due 2027	557.1	—

Total long-term debt	$3,106.1	$2,547.3

On May 11, 2015, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to $1 billion. This replaces the $1 billion five-year 2012 Facility that was scheduled to expire in April 2017. Interest on borrowings under the facility is payable at rates that are based on the LIBOR plus a premium that can range from 79.5 basis points to 120 basis points per annum depending on the Company’s ratio of total debt to EBITDA. The Company also pays quarterly facility fees, regardless of borrowing activity under the 2015 Facility. The quarterly fees for the 2015 Facility can range from 8 basis points of the facility amount to 17.5 basis points, depending on the Company’s Debt/ EBITDA ratio. The 2015 Facility contains covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates, sale and leaseback transactions or to incur liens, as set forth in the facility agreement. The 2015 Facility also contains a financial covenant that requires the Company to maintain a Debt/EBITDA ratio of not more than 4 to 1 at the end of any fiscal quarter. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events of default constituting a default under the 2015 Facility, all loans outstanding under the 2015 Facility (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all lending commitments under the 2015 Facility may be terminated. In addition, certain other events of default under the 2015 Facility would automatically result in amounts outstanding becoming immediately due and payable and the termination of all lending commitments.

On March 9, 2015, the Company issued €500 million aggregate principal amount of senior unsecured notes in a public offering. The 2015 Senior Notes bear interest at a fixed rate of 1.75% and mature on March 9, 2027. Interest on the 2015 Senior Notes is due annually on March 9 of each year, commencing March 9, 2016. The Company may prepay the 2015 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2015 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2015 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2015 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2015 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2015 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2015 Indenture, the 2015 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding. The Company has designated €400 million of the 2015 Senior Notes as a net investment hedge as more fully discussed in Note 7.

The Company has entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.

At June 30, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2015 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes all contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2015, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income	$2.3	$1.7	$4.2	$3.3
Expense on borrowings	(30.7)	(25.6)	(59.0)	(51.7)
UTPs and other tax related liabilities (1)	(3.5)	(2.1)	(6.7)	(1.5)
Capitalized	—	—	0.3	0.1

Total	$(31.9)	$(26.0)	$(61.2)	$(49.8)

(1)	The six months ended June 30, 2014 amount includes a $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2015	2014
Interest paid	$53.3	$60.5

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$300.0	$328.6	$300.0	$334.6
2010 Senior Notes	504.7	559.4	503.8	564.4
2012 Senior Notes	497.0	531.1	496.9	537.1
2013 Senior Notes	497.6	535.5	497.5	548.4
2014 Senior Notes (5-Year)	451.3	454.6	450.7	454.3
2014 Senior Notes (30-Year)	298.4	309.1	298.4	333.9
2015 Senior Notes	557.1	518.9	—	—

Total	$3,106.1	$3,237.2	$2,547.3	$2,772.7

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

Following the global credit crisis of 2008, MIS and other credit rating agencies have been the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with regulatory standards. Moody’s periodically receives and is continuing to address subpoenas and inquiries from various governmental authorities, including the U.S. Department of Justice and states attorneys general, and is responding to such investigations and inquiries.

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

On August 25, 2008, Abu Dhabi Commercial Bank filed a purported class action in the United States District Court for the Southern District of New York asserting numerous common-law causes of action against two subsidiaries of the Company, another rating agency, and Morgan Stanley & Co. The action related to securities issued by a structured investment vehicle called Cheyne Finance (the “Cheyne SIV”) and sought, among other things, compensatory and punitive damages. The central allegation against the rating agency defendants was that the credit ratings assigned to the securities issued by the Cheyne SIV were false and misleading. In early proceedings, the court dismissed all claims against the rating agency defendants except those for fraud and aiding and abetting fraud. In June 2010, the court denied plaintiff’s motion for class certification, and additional plaintiffs were subsequently added to the complaint. In January 2012, the rating agency defendants moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Also in January 2012, in light of new New York state case law, the court permitted the plaintiffs to file an amended complaint that reasserted previously dismissed claims against all defendants for breach of fiduciary duty, negligence, negligent misrepresentation, and related aiding and abetting claims. In May 2012, the court, ruling on the rating agency defendants’ motion to dismiss, dismissed all of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs, Commonwealth of Pennsylvania Public School Employees’ Retirement System (“PSERS”) and Commerzbank AG (“Commerzbank”), that were previously dismissed by the Court. On May 23, 2013, these two plaintiffs filed a Notice of Appeal to the Second Circuit, seeking reversal of the dismissal of their claims and also seeking reversal of the trial court’s denial of class certification. According to pleadings filed by plaintiffs in earlier proceedings, PSERS and Commerzbank AG seek, respectively, $5.75 million and $69.6 million in compensatory damages in connection with the two claims at issue on the appeal. In October 2014, the Second Circuit affirmed the denial of class certification and the dismissal of PSERS’ claim but reversed a ruling of the trial court that had excluded certain evidence relevant to Commerzbank’s principal argument on appeal. The Second Circuit did not reverse the dismissal of Commerzbank’s claim but instead certified a legal question concerning Commerzbank’s argument to the New York Court of Appeals. The New York Court of Appeals subsequently agreed to hear the certified question, and on June 30, 2015, the Court of Appeals ruled in Moody’s favor. The case has now been returned to the Second Circuit for final disposition of the appeal, and a decision is expected in the near future.

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

In November 2008, Pursuit Partners, LLC and Pursuit Investment Management, LLC filed an amended complaint adding the Company as a defendant to an existing action, which was then pending in the Superior Court of Connecticut in Stamford against UBS AG, UBS Securities LLC, and a UBS employee (collectively, “UBS”). The Company was served in January 2009, and in October 2011, the Company’s rating agency subsidiary, MIS, was substituted for the Company as a defendant. The action arises out of UBS’s sale of five collateralized debt obligations (“CDOs”) to the plaintiffs, who purchased them on the secondary market in 2007 on behalf of two investment funds under their management. With respect to UBS, the plaintiffs allege, among other things, that UBS made material misrepresentations and omissions in pre-sale communications with the plaintiffs. With respect to MIS, the plaintiffs allege, among other things, that, prior to the plaintiffs’ purchases, MIS provided UBS with non-public information about potential downgrades of the ratings of the CDOs while maintaining inappropriate investment-grade ratings on the CDOs. As to all defendants, plaintiffs seek compensatory damages for alleged investment losses of approximately $44 million, as well as, among other things, attorney’s fees, costs, interest, and punitive damages. Plaintiffs’ initial complaint against the Company asserted claims for fraud, violation of the Connecticut Uniform Securities Act (“CUSA”), aiding and abetting fraud and civil theft by UBS, negligent/reckless conduct, unjust enrichment, and civil conspiracy. In March 2012, the court granted MIS’s motion to strike the claim for unjust enrichment but denied MIS’s motion to strike the other claims. In June 2012, after the close of discovery, MIS moved to dismiss all claims against it for lack of standing and also moved for summary judgment. In October 2012, the court granted the motion to dismiss, but in July 2014, the court granted the plaintiffs’ motion for reconsideration and reinstated the action. In October 2014, MIS filed a new motion to dismiss on jurisdictional grounds, which was denied on February 11, 2015. MIS’s motion for summary judgment, originally filed in June 2012, was denied on June 17, 2015. Trial is scheduled to begin on August 18, 2015, in the Superior Court of Connecticut in Waterbury.

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

Legacy Tax Matters

Moody’s continues to have exposure to potential liabilities arising from Legacy Tax Matters. As of June 30, 2015, Moody’s has recorded liabilities for Legacy Tax Matters totaling $11.1 million. This includes liabilities and accrued interest due to New D&B arising from the 2000 Distribution Agreement. It is possible that the ultimate liability for Legacy Tax Matters could be greater than the liabilities recorded by the Company, which could result in additional charges that may be material to Moody’s future reported results, financial position and cash flows.

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

	Three Months Ended June 30,
	2015				2014
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$662.9	$282.0	$(26.8)	$918.1	$646.9	$251.8	$(25.2)	$873.5
Operating, SG&A	287.0	210.7	(26.8)	470.9	271.7	193.0	(25.2)	439.5

Adjusted Operating Income	375.9	71.3	—	447.2	375.2	58.8	—	434.0

Less:
Depreciation and amortization	15.8	12.1	—	27.9	11.4	10.9	—	22.3

Operating income	$360.1	$59.2	$—	$419.3	$363.8	$47.9	$—	$411.7

	Six Months Ended June 30,
	2015				2014
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,287.5	$548.6	$(52.4)	$1,783.7	$1,197.5	$493.2	$(50.0)	$1,640.7
Operating, SG&A	568.3	420.7	(52.4)	936.6	520.3	380.3	(50.0)	850.6

Adjusted Operating Income	719.2	127.9	—	847.1	677.2	112.9	—	790.1

Less:
Depreciation and amortization	31.8	24.7	—	56.5	22.8	22.6	—	45.4

Operating income	$687.4	$103.2	$—	$790.6	$654.4	$90.3	$—	$744.7

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
MIS:
Corporate finance (CFG)	$319.6	$320.9	$618.3	$585.3
Structured finance (SFG)	121.2	110.6	222.5	205.9
Financial institutions (FIG)	90.4	92.2	184.2	177.6
Public, project and infrastructure finance (PPIF)	99.9	98.0	200.6	178.7

Total ratings revenue	631.1	621.7	1,225.6	1,147.5
MIS Other	8.1	3.3	15.9	6.6

Total external revenue	639.2	625.0	1,241.5	1,154.1

Intersegment royalty	23.7	21.9	46.0	43.4

Total	662.9	646.9	1,287.5	1,197.5

MA:
Research, data and analytics (RD&A)	157.5	141.4	307.1	279.0
Enterprise risk solutions (ERS)	83.2	67.2	160.3	127.0
Professional services (PS)	38.2	39.9	74.8	80.6

Total external revenue	278.9	248.5	542.2	486.6

Intersegment revenue	3.1	3.3	6.4	6.6

Total	282.0	251.8	548.6	493.2

Eliminations	(26.8)	(25.2)	(52.4)	(50.0)

Total MCO	$918.1	$873.5	$1,783.7	$1,640.7

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$545.9	$461.1	$1,045.7	$886.7
International:
EMEA	217.4	263.3	445.0	483.9
Asia-Pacific	99.2	88.6	185.3	158.5
Americas	55.6	60.5	107.7	111.6

Total International	372.2	412.4	738.0	754.0

Total	$918.1	$873.5	$1,783.7	$1,640.7

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain ratings monitoring fees received in advance of service being rendered; iii) the accounting for certain license and maintenance revenue in MA; iv) the accounting for certain ERS revenue arrangements where VSOE is not available and v) the accounting for contract acquisition costs. In April 2015, the FASB proposed to defer the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. This proposal was subject to the FASB’s normal due process requirements which included a 30-day public comment period on the proposed ASU. In July 2015, the FASB reaffirmed its decision to defer the effective date of ASU No. 2014-09 by one year. A final ASU relating to this deferral is expected in the third quarter of 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will impact the presentation of debt issuance costs in the Company’s consolidated balance sheets.

In May 2015, the FASB issued ASU No. 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU removes the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share as a practical expedient. ASU No. 2015-07 is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU will only impact the presentation of the Company’s pension assets invested in common/collective trust funds in the fair value hierarchy disclosures.

NOTE 17. SUBSEQUENT EVENT

On July 13, 2015, the Board approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on September 10, 2015 to shareholders of record at the close of business on August 20, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 56 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Reportable Segments

The Company is organized into two reportable segments at June 30, 2015: MIS and MA.

The MIS segment is primarily comprised of all of the Company’s ratings operations. The MIS segment consists of five LOBs – CFG, SFG, FIG, PPIF and MIS Other. The ratings LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB consists of certain non-ratings operations managed by MIS which consists of non-rating revenue from ICRA as well as certain research and fixed income pricing service operations in the Asia-Pacific region.

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

Pursuant to the ICRA Acquisition, the Company realigned certain components of its reportable segments in the fourth quarter of 2014. This realignment resulted in the creation of the MIS Other LOB which now consists of non-ratings revenue from ICRA as well as certain research and fixed income pricing revenue in the Asia-Pacific region which was previously reported in the RD&A LOB of MA. These businesses are all managed by MIS and the expenses from these operations are included in the MIS reportable segment. All prior period results for both MIS and MA have been restated to reflect this realignment and the impact of the realignment was not significant to MIS’s or MA’s previously reported results.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Executive Summary

•

Moody’s revenue in the second quarter of 2015 totaled $918.1 million, an increase of $44.6 million, or 5%, compared to 2014 and reflected growth in both MIS and MA. Excluding the impact of changes in FX translation rates, primarily due to the strengthening of the U.S. dollar to the euro and British pound, revenue grew 10% over the prior year.

•

External MIS revenue was 2% higher than the prior year. Excluding the impact of unfavorable changes in FX translation rates, MIS revenue grew 7% reflecting growth in rated issuance volumes for U.S. investment-grade corporate debt coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the increase reflected higher SFG revenue in the U.S., most notably in structured credit, CREF and RMBS coupled with higher U.S. public finance refunding volumes and revenue from the ICRA Acquisition. These increases were partially offset by declines in revenue from rating high-yield corporate debt and bank loans in EMEA as well as declines in investment-grade rated issuance volumes in the EMEA and Americas regions. Changes in FX translation rates had an approximate $30 million unfavorable impact on MIS revenue compared to the prior year.

•

External MA revenue was 12% higher than the prior year. Excluding the impact of unfavorable changes in FX translation rates, MA revenue grew 18% reflecting growth in ERS and RD&A. Revenue grew in all product areas of ERS, with particular strength in the Asset, Liability & Capital as well as the Credit Assessment & Origination products. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data. The 2014 acquisitions of WebEquity and Lewtan also contributed to the growth in ERS and RD&A, respectively. These results were partially offset by an approximate $13 million unfavorable impact due to changes in FX translation rates.

•	Total expenses increased $37.0 million, or 8%, compared to the second quarter of 2014. The growth in operating expenses primarily reflected:

•	higher compensation costs of $18.0 million associated with headcount growth (both from acquisitions and business growth) and annual compensation increases.

•

higher non-compensation expenses of $13.4 million primarily reflecting an increase in costs for various IT infrastructure and other operational enhancement projects as well as higher variable costs associated with business growth.

The increase in both compensation and non-compensation expense reflects operating costs from the ICRA Acquisition as well as the acquisitions of WebEquity and Lewtan.

Changes in FX translation rates had an approximate $21 million favorable impact on total expenses compared to the prior year. Excluding the favorable impact relating to changes in FX translation rates, total expenses increased 13% compared to the prior year.

•

Operating income of $419.3 million in the second quarter of 2015 increased $7.6 million compared to 2014 and resulted in an operating margin of 45.7%, compared to 47.1% in the prior year. Adjusted Operating Income of $447.2 million in the second quarter of 2015 increased $13.2 million compared to 2014, resulting in an Adjusted Operating Margin of 48.7% compared to 49.7% in the prior year period. Unfavorable changes in FX translation rates negatively impacted operating income by approximately 5%. The decrease in margins is primarily due continued investment in the Company’s operations as well as the acquisition of companies that operate at margins below Moody’s historical margins.

•

The ETR in the second quarter of 2015 was 270 BPS lower than the prior year primarily due to benefits resulting from a favorable state tax ruling and a change in local tax law relating to income apportionment.

•

The decrease in non-operating income (expense) compared to the prior year is primarily due to the ICRA Gain in 2014 partially offset by higher interest expense reflecting the issuance of the 2014 Senior Notes (5-Year) and the 2014 Senior Notes (30-Year) in July 2014 as well as and the 2015 Senior Notes in March 2015. Additionally, there was approximately $5 million in higher FX losses compared to the prior year.

•

Diluted EPS of $1.28 in the second quarter of 2015 decreased $0.20 from 2014, which included a $0.36 benefit related to the ICRA Gain. Excluding the ICRA Gain in the prior year period, Diluted EPS in the second quarter of 2015 was $0.16 higher than 2014 Non-GAAP Diluted EPS of $1.12.

Moody’s Corporation

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$545.9	$461.1	18%
International:
EMEA	217.4	263.3	(17%)
Asia-Pacific	99.2	88.6	12%
Americas	55.6	60.5	(8%)

Total International	372.2	412.4	(10%)

Total	918.1	873.5	5%

Expenses:
Operating	243.9	222.1	(10%)
SG&A	227.0	217.4	(4%)
Depreciation and amortization	27.9	22.3	(25%)

Total	498.8	461.8	(8%)

Operating income	$419.3	$411.7	2%

Adjusted Operating Income (1)	$447.2	$434.0	3%

Interest income (expense), net	$(31.9)	$(26.0)	(23%)
Other non-operating income (expense), net	$(8.2)	$(3.3)	(148%)
ICRA Gain	$—	$102.8	(100%)
Net income attributable to Moody’s	$261.7	$319.2	(18%)
Diluted EPS attributable to Moody’s common shareholders	$1.28	$1.48	(14%)
Non-GAAP EPS attributable to Moody’s common shareholders	$1.28	$1.12	14%
Operating margin	45.7%	47.1%
Adjusted Operating Margin(1)	48.7%	49.7%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% Change
	2015	2014
United States	3,257	2,888	13%
International	6,906	6,904	—

Total	10,163	9,792	4%

Global revenue of $918.1 million in the second quarter of 2015 increased $44.6 million, or 5%, compared to 2014 reflecting growth in both MIS and MA. Excluding the unfavorable impact of changes in FX translation rates, global revenue grew 10% over the prior year. The increase in MIS revenue reflects strong growth in U.S. investment-grade rated issuance volumes and U.S. public finance refunding volumes. Also contributing to the growth in MIS were increases across most SFG asset classes in the U.S., revenue from the ICRA Acquisition and benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans in EMEA as well as an approximate $30 million unfavorable impact due to changes in FX translation rates. The growth in MA reflects increases in ERS and RD&A. Revenue grew in all product areas of ERS, with particular strength in the Asset, Liability & Capital as well as Credit Assessment & Origination products. In RD&A, revenue growth was driven primarily by credit research and licensing of ratings data. The acquisitions of WebEquity and Lewtan in the second half of 2014 also contributed to growth in ERS and RD&A, respectively. Changes in FX translation rates had an approximate $13 million unfavorable impact on MA revenue compared to the prior year. Transaction revenue accounted for 52% of global MCO revenue in the second quarter of 2015 compared to 53% in the prior year.

U.S. revenue of $545.9 million in the second quarter of 2015 increased $84.8 million over the prior year, reflecting growth across all LOBs in both reportable segments.

Non-U.S. revenue of $372.2 million decreased $40.2 million compared to the second quarter of 2014. This decrease is due to declines in all ratings LOBs which reflects approximately $41 million relating to unfavorable changes in FX translation rates coupled with declines in rated issuance volumes for high-yield corporate debt and bank loans in the EMEA region.

Operating expenses were $243.9 million in the second quarter of 2015 and increased $21.8 million from 2014 primarily due to an approximate $13 million increase in compensation costs reflecting higher salaries and related employee benefits resulting from the impact of annual compensation increases and higher headcount due to business growth and from the Company’s 2014 acquisitions. Non-compensation expenses increased approximately $9 million compared to the prior year reflecting higher costs to support the Company’s IT and operational infrastructure and higher variable costs to support business growth. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $227.0 million in the second quarter of 2015 increased $9.6 million from the prior year period reflecting both higher compensation and non-compensation costs of approximately $5 million each. The growth in compensation costs was primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. The increase in non-compensation expenses reflects higher costs to support the Company’s IT and operational infrastructure as well as higher rent and occupancy costs reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide. Additionally, the increase reflects incremental non-compensation expenses from the ICRA Acquisition as well as the acquisitions of WebEquity and Lewtan in 2014. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

Operating income of $419.3 million increased $7.6 million from the second quarter of 2014. Adjusted Operating Income was $447.2 million in the second quarter of 2015 and increased $13.2 million compared to 2014. Operating margin decreased 140 BPS compared to the second quarter of 2014. Adjusted Operating Margin in the second quarter of 2015 of 48.7% decreased 100 BPS compared to the prior year. The decrease in margins is primarily due to the Company’s continued investment in operations as well as the acquisition of companies that operate at margins below Moody’s historical margins.

Interest income (expense), net in the second quarter of 2015 was ($31.9) million, a $5.9 million increase in expense compared to 2014. This increase reflects higher interest on borrowings due to the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014 as well as the issuance of the 2015 Senior Notes.

Other non-operating income (expense), net was ($8.2) million in the second quarter of 2015, a $4.9 million increase in expense compared to 2014. The increase in expense is primarily due to approximately $12 million in FX losses in the second quarter of 2015 compared to FX losses of approximately $7 million in the prior year. The FX losses were mainly due to the weakening of the U.S. dollar to the euro and British pound in the second quarter of 2015.

The Company’s ETR was 30.4% in the second quarter of 2015, compared with 33.1% in 2014 with the decrease primarily due to a state tax ruling and a change in local tax law relating to income apportionment.

Net Income in the second quarter of 2015 was $261.7 million, or $1.28 per diluted share. This is a decrease of $57.5 million, or $0.20 per diluted share, compared to 2014 which included a net benefit of $78.5 million related to the ICRA Gain. Excluding the ICRA Gain in the second quarter of 2014, Diluted EPS of $1.28 in the second quarter of 2015 was $0.16 higher than Non-GAAP Diluted EPS of $1.12 in the same period of the prior year.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$319.6	$320.9	—
Structured finance (SFG)	121.2	110.6	10%
Financial institutions (FIG)	90.4	92.2	(2%)
Public, project and infrastructure finance (PPIF)	99.9	98.0	2%

Total ratings revenue	631.1	621.7	2%

MIS Other	8.1	3.3	145%

Total external revenue	639.2	625.0	2%

Intersegment royalty	23.7	21.9	8%

Total	662.9	646.9	2%

Expenses:
Operating and SG&A (external)	283.9	268.4	(6%)
Operating and SG&A (intersegment)	3.1	3.3	6%

Adjusted Operating Income	375.9	375.2	—

Depreciation and amortization	15.8	11.4	(39%)

Operating income	$360.1	$363.8	(1%)

Adjusted Operating Margin	56.7%	58.0%
Operating margin	54.3%	56.2%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $639.2 million in the second quarter of 2015 increased $14.2 million, or 2%, compared to 2014. Excluding unfavorable changes in FX translation rates, MIS revenue grew 7% over the prior year reflecting growth across all LOBs. The growth reflects higher rated issuance volumes for investment-grade corporate debt as well as benefits from the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. Additionally, the growth reflects higher refunding volumes in U.S. public finance and higher U.S. SFG revenue across most asset classes coupled with higher monitoring fee revenue. The 2015 results include revenue from the ICRA Acquisition. These increases were partially offset by approximately $30 million relating to unfavorable changes in FX translation rates coupled with declines in rated issuance volumes for high-yield corporate debt and bank loans in EMEA. Transaction revenue for MIS was 64% in both the second quarter of 2015 and 2014.

In the U.S., revenue was $412.0 million in the second quarter of 2015, an increase of $59.5 million compared to 2014 reflecting growth in rated issuance volumes for investment-grade corporate debt as well as higher public finance refunding volumes. Additionally, the growth reflects increases across most asset classes in SFG. Also contributing to the increase were changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with higher monitoring fees in SFG and CFG.

Non-U.S. revenue was $227.2 million in the second quarter of 2015, a decrease of $45.3 million compared to 2014 with the decrease reflecting approximately $28 million relating to unfavorable changes in FX translation rates. The decrease also reflects lower rated issuance volumes for high-yield corporate debt and bank loans in EMEA compared to a strong prior year comparative period coupled with current macroeconomic and geopolitical uncertainties in the region. Partially offsetting these declines were benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, higher monitoring fees in CFG and revenue from ICRA.

Global CFG revenue of $319.6 million in the second quarter of 2015 was flat compared to 2014. Excluding unfavorable changes in FX translation rates, revenue increased 4% over the prior year. The growth in revenue on a constant currency basis reflects benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as robust U.S. investment-grade rated issuance volumes in the second quarter of 2015 due to elevated M&A activity in the sector. Additionally, higher monitoring fee revenue across all regions due to growth in the number of outstanding rated entities and revenue from ICRA both contributed to the growth in constant currency revenue. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans in EMEA compared to a strong prior year comparative period and reflecting current macroeconomic and geopolitical concerns in the region. Transaction revenue represented 73% and 74% of total CFG revenue in the second quarter of 2015 and 2014, respectively. Changes in FX translation rates had an approximate $13 million unfavorable impact on revenue compared to the prior year. In the U.S., revenue was $216.4 million, or $33.2 million higher than the prior year. Internationally, revenue of $103.2 million decreased $34.5 million compared to the prior year.

Global SFG revenue of $121.2 million in the second quarter of 2015 increased $10.6 million, or 10%, compared to 2014 primarily reflecting growth across most asset classes in the U.S. being partially offset by an approximate $6 million unfavorable impact due to changes in FX translation rates. Excluding the aforementioned impact from FX translation rates, revenue increased 15% over the prior year. In the U.S., revenue of $87.2 million increased $14.4 million compared to the second quarter of 2014. The growth in U.S. resulted from higher structured credit revenue reflecting higher monitoring fees due to growth in the number of monitored credits as well as improved market coverage in the current year. The U.S. growth also reflects higher RMBS revenue resulting from a significant increase in the number of deals in this asset class and improved market coverage. Additionally, the U.S. growth reflects increases in CMBS revenue resulting from MIS rating larger sized deals in 2015. The growth over 2014 also reflects changes in the mix of fee type, new fee initiatives and certain pricing increases. Non-U.S. revenue in the second quarter of 2015 of $34.0 million decreased $3.8 million reflecting unfavorable changes in FX translation rates partially offset by higher covered bond activity in EMEA compared to a weak comparative period as well as higher ABS revenue in Asia-Pacific. Transaction revenue was 66% of total SFG revenue in the second quarter of 2015 compared to 63% in the prior year.

Global FIG revenue of $90.4 million in the second quarter of 2015 was $1.8 million lower compared to 2014. Excluding the unfavorable impact of changes in FX translation rates, FIG revenue grew 6% compared to the prior year. In the U.S., revenue was $38.0 million, or 10% higher than the prior year, primarily reflecting higher revenue in the banking sector coupled with the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were partially offset by declines in insurance revenue reflecting U.S. insurers being currently well funded. Internationally, revenue was $52.4 million in the second quarter of 2015, or $5.1 million lower compared to 2014. This decrease reflected the aforementioned unfavorable impact from changes in FX translation rates and lower rated issuance volumes in the insurance sector in EMEA due to insurers in the region being currently well funded. These decreases were partially offset by revenue from ICRA and benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Transaction revenue was 36% of total FIG revenue in the second quarter of 2015 compared to 35% in the same period in 2014.

Global PPIF revenue was $99.9 million in the second quarter of 2015 and increased $1.9 million, or 2%, compared to 2014. Excluding the unfavorable impact from changes in FX translation rates, PPIF revenue grew 6% over the prior year. In the U.S., revenue in the second quarter of 2015 was $67.7 million, an increase of $5.9 million compared to 2014 reflecting higher U.S. public finance refunding volumes due to current low benchmark interest rates. Additionally, the growth reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by decreases in infrastructure finance revenue reflecting an unfavorable issuance mix coupled with lower project finance revenue. Outside the U.S., PPIF revenue decreased $4.0 million compared to 2014, with the decline primarily due to unfavorable changes in FX translation rates. Transaction revenue was 62% and 63% of total PPIF revenue in second quarter of 2015 and 2014, respectively.

Operating and SG&A expenses in the second quarter of 2015 increased $15.5 million compared to 2014 primarily reflecting higher compensation and non-compensation costs of approximately $9 million and $7 million, respectively. The increase in compensation costs reflects annual compensation increases, headcount growth in the ratings LOBs and from the ICRA Acquisition as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses includes approximately $4 million in higher costs to support the Company’s IT systems and operational infrastructure as well as higher variable costs to support business growth. Additionally, there were higher rent and occupancy costs for additional leased floors at 7WTC and various other global real estate expansion projects coupled with ICRA expenses. Changes in FX translation rates had an approximate $12 million favorable impact on MIS expenses in the second quarter of 2015 compared to the prior year.

Adjusted Operating Income and operating income in the second quarter of 2015, which includes intersegment royalty revenue and intersegment expenses, were $375.9 million and $360.1 million, respectively, and both were flat compared to 2014. Adjusted Operating Margin and operating margin were 56.7% and 54.3%, respectively, or 130BPS and 190BPS lower compared to the second quarter of 2014.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Research, data and analytics (RD&A)	$157.5	$141.4	11%
Enterprise risk solutions (ERS)	83.2	67.2	24%
Professional services (PS)	38.2	39.9	(4%)

Total external revenue	278.9	248.5	12%

Intersegment revenue	3.1	3.3	(6%)

Total MA Revenue	282.0	251.8	12%

Expenses:
Operating and SG&A (external)	187.0	171.1	(9%)
Operating and SG&A (intersegment)	23.7	21.9	(8%)

Adjusted Operating Income	71.3	58.8	21%

Depreciation and amortization	12.1	10.9	(11%)

Operating income	$59.2	$47.9	24%

Adjusted Operating Margin	25.3%	23.4%
Operating margin	21.0%	19.0%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $30.4 million compared to the second quarter of 2014 reflecting growth in ERS and RD&A, which included revenue from the acquisitions of WebEquity and Lewtan, respectively. Excluding unfavorable changes in FX translation rates, MA revenue grew 18% compared to the prior year. Recurring revenue comprised 76% of total MA revenue in both the second quarter of 2015 and 2014.

In the U.S., revenue of $133.9 million in the second quarter of 2015 increased $25.3 million reflecting growth in RD&A and ERS, which included revenue from Lewtan and WebEquity, respectively.

Non-U.S. revenue of $145.0 million in the second quarter of 2015 was $5.1 million higher than in 2014 reflecting growth in RD&A and ERS, partially offset by an approximate $13 million unfavorable impact due to changes in FX rates.

Global RD&A revenue of $157.5 million, which comprised 56% and 57% of total external MA revenue in the second quarter of 2015 and 2014, respectively, increased $16.1 million, or 11%, over the prior year period. Excluding an approximate $8 million unfavorable impact due to changes in FX translation rates, RD&A revenue grew 17% compared to the prior year. The growth in revenue on a constant currency basis, which was most notable in the U.S. and EMEA, reflected the acquisition of Lewtan in the fourth quarter of 2014 as well as strong sales of credit research and licensing of ratings data. In the U.S., revenue of $89.9 million increased 19% over the prior year. Non-U.S. revenue of $67.6 million increased 2% and included the unfavorable impact from changes in FX translation rates.

Global ERS revenue in the second quarter of 2015 of $83.2 million increased $16.0 million, or 24%, over 2014. Excluding unfavorable changes in FX translation rates, ERS revenue grew 30%. Revenue growth was primarily due to project delivery across all product offerings with particular strength in the Asset, Liability & Capital as well as Credit Assessment & Origination products and also reflects revenue from the acquisition of WebEquity in the third quarter of 2014. These increases were partially offset by an approximate $4 million unfavorable impact related to changes in FX translation rates. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $31.3 million increased 44% compared to the prior year. Non-U.S. revenue of $51.9 million increased 14% and included the aforementioned unfavorable impact from changes in FX translation rates.

Revenue from PS of $38.2 million in the second quarter of 2015 decreased $1.7 million compared to the second quarter of 2014. Excluding unfavorable changes in FX translation rates, revenue was 1% lower than the prior year primarily reflecting the Company’s exiting of certain Copal Amba product lines late in 2014. In the U.S., revenue of $12.7 million increased 10%. Non-U.S. revenue of $25.5 million decreased 10% compared to the prior year and included an approximate $1 million unfavorable impact due to changes in FX translation rates.

Operating and SG&A expenses in the second quarter of 2015 increased $15.9 million compared to 2014. The expense growth reflects an approximate $9 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue-split methodology. Headcount from the acquisitions of WebEquity and Lewtan as well as annual merit increases also contributed to the compensation expense growth. Additionally, the expense growth reflects an approximate $7 million increase in non-compensation expenses primarily due to costs related to ERS product development and project delivery as well as higher costs relating to various IT and operational infrastructure projects. Furthermore, the non-compensation expense growth reflects costs from the acquisitions of Lewtan and WebEquity in 2014. Changes in FX translation rates had an approximate $9 million favorable impact on MA expenses in the second quarter of 2015 compared to the prior year.

Adjusted Operating Income was $71.3 million in the second quarter of 2015 and increased $12.5 million compared to the same period in 2014. Operating income of $59.2 million in the second quarter of 2015 increased $11.3 million compared to the same period in 2014. Adjusted Operating Margin for the second quarter of 2015 was 25.3%, compared to 23.4% in 2014. Operating margin was 21.0% compared to 19.0% in the prior year. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Results of Operations

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Executive Summary

•

Moody’s revenue in the first half of 2015 totaled $1,783.7 million, an increase of $143.0 million, or 9%, compared to 2014. Excluding an approximate $83 million unfavorable impact from changes in FX translation rates, primarily due to the strengthening of the U.S. dollar to the euro and British pound, revenue grew 14% over the prior year and reflected double-digit growth in both MIS and MA on a constant currency basis.

•

External MIS revenue was 8% higher compared to the prior year. Excluding the impact from unfavorable changes in FX translation rates, external MIS revenue grew 13% over the prior year. This growth primarily reflects increases in investment-grade and speculative-grade rated issuance volumes in the U.S. Additionally, the growth reflected higher refunding volumes in U.S. public finance, increases across most asset classes in U.S. SFG and the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Also, the increase reflects higher banking revenue in the U.S. as well as revenue from the ICRA Acquisition. These increases were partially offset by declines in bank loan revenue in the U.S. and EMEA as well as an approximate $58 million unfavorable impact due to changes in FX translation rates.

•

External MA revenue grew 11% compared to the prior year reflecting growth in ERS and RD&A. Excluding the impact from unfavorable changes in FX translation rates, MA revenue grew 17%. This growth reflects increases in all product areas of ERS, with particular strength in the Asset, Liability & Capital as well as the Credit Assessment & Origination products. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data. The 2014 acquisitions of WebEquity and Lewtan also contributed to growth in ERS and RD&A, respectively. These results were partially offset by an approximate $25 million unfavorable impact due to changes in FX translation rates.

•	Total expenses increased $97.1 million, or 11%, compared to the prior year and primarily reflected:

•	higher compensation costs of approximately $55 million associated with headcount growth, including those from acquired companies, and annual compensation increases;

•

higher non-compensation expenses of approximately $31 million reflecting an increase in costs for various IT infrastructure and other operational enhancement projects. Additionally, the increase reflected higher variable costs associated with business growth and operating costs from the ICRA Acquisition and the WebEquity and Lewtan acquisitions.

Changes in FX translation rates had an approximate $40 million favorable impact on total expenses compared to prior year. Excluding the favorable FX impact, total expenses increased 15%.

•

Operating income of $790.6 million increased $45.9 million compared to 2014 and resulted in an operating margin of 44.3%, compared to 45.4% in the prior year. Adjusted Operating Income of $847.1 million in the first half of 2015 increased $57.0 million compared to 2014, resulting in an Adjusted Operating Margin of 47.5% compared to 48.2% in the prior year period. The decrease in the margins is due to continued investment in the Company’s operations as well as the acquisition of companies which operate at a margin below Moody’s historical margin. Unfavorable changes in FX translation rates negatively impacted operating income by approximately 6%.

•

The ETR was flat compared to 2014. The 2015 ETR includes benefits resulting from a favorable state tax ruling and a change in local tax law relating to income apportionment. The 2014 ETR included a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters.

•

Diluted EPS of $2.39 in the first half of 2015 decreased $0.08 compared to 2014 which included $0.36 related to the ICRA Gain. Excluding the ICRA Gain in the prior year, Diluted EPS increased $0.28 primarily due to the aforementioned growth in operating income coupled with a 5% decline in the diluted weighted average number of shares outstanding reflecting the Company’s share repurchase program, partially offset by higher non-operating expenses.

Moody’s Corporation

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$1,045.7	$886.7	18%

International:
EMEA	445.0	483.9	(8%)
Asia-Pacific	185.3	158.5	17%
Americas	107.7	111.6	(3%)

Total International	738.0	754.0	(2%)

Total	1,783.7	1,640.7	9%

Expenses:
Operating	488.3	438.1	(11%)
SG&A	448.3	412.5	(9%)
Depreciation and amortization	56.5	45.4	(24%)

Total	993.1	896.0	(11%)

Operating income	$790.6	$744.7	6%

Adjusted Operating Income (1)	$847.1	$790.1	7%

Interest income (expense), net	$(61.2)	$(49.8)	(23%)
Other non-operating income (expense), net	$(5.7)	$(0.9)	NM
ICRA Gain	$—	$102.8	(100%)
Net income attributable to Moody’s	$491.8	$537.2	(8%)
Diluted EPS attributable to Moody’s common shareholders	$2.39	$2.47	(3%)
Non-GAAP EPS attributable to Moody’s common shareholders	$2.39	$2.11	13%
Operating margin	44.3%	45.4%
Adjusted Operating Margin(1)	47.5%	48.2%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $1,783.7 million in the first half of 2015 increased $143.0 million, or 9%, compared to 2014. Excluding the unfavorable impact from changes in FX translation rates, global revenue grew 14% compared to 2014 and reflected double-digit growth in both MIS and MA. The increase in MIS revenue primarily reflects growth in rated issuance volumes for investment-grade corporate debt in the U.S. and EMEA as well as higher speculative-grade corporate debt volumes in the U.S. Additionally, the growth reflects higher U.S. public finance refunding volumes and growth in banking revenue. Also contributing to the growth in MIS were changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as revenue from the ICRA Acquisition. These increases were partially offset by declines in high-yield corporate debt issuance in EMEA, lower bank loan issuance in the U.S. and EMEA and an approximate $58 million unfavorable impact to MIS revenue due to changes FX rates. The growth in MA reflects increases in ERS and RD&A. Revenue grew in all product areas of ERS, with particular strength in the Asset, Liability & Capital as well as the Credit Assessment & Origination products. In RD&A, revenue growth was driven primarily by credit research and licensing of ratings data. The acquisitions of WebEquity in the third quarter of 2014 and of Lewtan in the fourth quarter of 2014 also contributed to growth in ERS and RD&A, respectively. Changes in FX rates had an approximate $25 million unfavorable impact on MA revenue compared to the prior year. Transaction revenue accounted for 52% of global MCO revenue in the first half of 2015 compared to 51% in the prior year.

U.S. revenue of $1,045.7 million in the first half of 2015 increased $159.0 million over the prior year reflecting growth across all LOBs in both reportable segments.

Non-U.S. revenue of $738.0 million decreased $16.0 million compared to the first half of 2014 reflecting declines in ratings revenue in EMEA primarily due to unfavorable changes in FX translation rates coupled with declines in high-yield corporate debt and bank loan issuance resulting from current macroeconomic and geopolitical uncertainties in the region. These declines were partially offset by higher ratings revenue in Asia-Pacific, which includes revenue from ICRA, as well as growth across all regions in MA. Changes in FX translation rates had an approximate $81 million unfavorable impact on non-U.S. revenue compared to the prior year.

Operating expenses were $488.3 million in the first half of 2015 and increased $50.2 million from 2014 primarily due to an approximate $33 million increase in compensation costs reflecting higher salaries, related employee benefits and incentive compensation resulting from the impact of annual compensation increases as well as higher headcount due to business growth and from acquisitions. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to value the obligations and the use of a new mortality table. Non-compensation expenses increased approximately $17 million compared to the prior year reflecting higher costs to support the Company’s IT and operational infrastructure and higher variable costs to support business growth. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $448.3 million in the first half of 2015 increased $35.8 million compared to the prior year period reflecting higher compensation and non-compensation expenses of approximately $22 million and $14 million, respectively. The growth in compensation costs was primarily due to higher salaries, related employee benefits and incentive compensation resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to value the obligations and the use of a new mortality table. The increase in non-compensation expenses reflects higher costs to support the Company’s IT and operational infrastructure as well as higher rent and occupancy costs reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide. Additionally, the increase reflects non-compensation expenses from ICRA as well as expenses from the acquisitions of WebEquity and Lewtan in the second half of 2014. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

Operating income of $790.6 million increased $45.9 million from the first half of 2014. Adjusted Operating Income was $847.1 million in the first half of 2015 and increased $57.0 million compared to 2014. Operating margin decreased 110 BPS compared to the first half of 2014. Adjusted Operating Margin in the first half of 2015 of 47.5% decreased 70 BPS compared to the prior year. The decrease in the margins is due to continued investment in the Company’s operations as well as the acquisition of companies which operate at a margin below Moody’s historical margin. Unfavorable changes in FX translation rates negatively impacted operating income by approximately 6%.

Interest income (expense), net in the first half of 2015 was ($61.2) million, an $11.4 million increase in net expense compared to 2014. This increase reflects $7.3 million in higher interest on borrowings due to the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014 as well as the issuance of the 2015 Senior Notes. The increase also reflects higher interest on UTPs of approximately $5 million.

Other non-operating income (expense), net was ($5.7) million in the first half of 2015, a $4.8 million increase in expense compared to 2014 primarily due to higher FX losses in 2015. The FX losses in 2015 primarily reflect the decline of the euro to the British pound as well as the decline of the U.S. dollar to the Russian ruble in the first half of 2015 coupled with losses on the Company’s cross-currency swap more fully discussed in Note 7 to the condensed consolidated financial statements.

The Company’s ETR was 31.5% in the first half of 2015, or flat compared to 2014. The 2015 ETR includes benefits from a state tax ruling and a change in local tax law relating to income apportionment. The 2014 ETR includes a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters.

Net Income in the first half of 2015 was $491.8 million, or $2.39 per diluted share. This is a decrease of $45.4 million, or $0.08 per diluted share, compared to 2014 which included the ICRA Gain of $78.5 million. Excluding the impact of the ICRA Gain in the prior year, diluted EPS increased $0.28 primarily due to the aforementioned growth in operating income coupled with a 5% decline in the diluted weighted average number of shares outstanding reflecting the Company’s share repurchase program. These items which favorably impacted Diluted EPS were partially offset by higher non-operating expenses.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$618.3	$585.3	6%
Structured finance (SFG)	222.5	205.9	8%
Financial institutions (FIG)	184.2	177.6	4%
Public, project and infrastructure finance (PPIF)	200.6	178.7	12%

Total ratings revenue	1,225.6	1,147.5	7%

MIS Other	15.9	6.6	141%

Total external revenue	1,241.5	1,154.1	8%

Intersegment royalty	46.0	43.4	6%

Total	1,287.5	1,197.5	8%

Expenses:
Operating and SG&A (external)	561.9	513.7	(9%)
Operating and SG&A (intersegment)	6.4	6.6	3%

Adjusted Operating Income	719.2	677.2	6%

Depreciation and amortization	31.8	22.8	(39%)

Operating income	$687.4	$654.4	5%

Adjusted Operating Margin	55.9%	56.6%
Operating margin	53.4%	54.6%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,241.5 million in the first half of 2015 increased $87.4 million, or 8%, compared to 2014. Excluding unfavorable changes in FX translation rates, MIS revenue grew 13% over the prior year reflecting growth across all LOBs. Transaction revenue for MIS was 64% in the first half of 2015 compared to 62% in the prior year.

In the U.S., revenue of $783.5 million increased $115.3 million compared to 2014 primarily reflecting higher rated issuance volumes for investment-grade and speculative-grade corporate debt as well as higher public finance refunding volumes. The increase also reflects growth across most asset classes in SFG coupled with higher banking revenue. Additionally, changes in the mix of fee type, new fee initiatives and certain pricing increases contributed to the growth compared to the prior year. These increases were partially offset by lower bank loan rated issuance volumes compared to the prior year.

Non-U.S. revenue was $458.0 million in the first half of 2015, a decrease of $27.9 million compared to 2014 reflecting declines in bank loans and high-yield corporate debt as well as lower indicative ratings revenue in the EMEA region. Additionally, changes in FX translation rates had an approximate $56 million unfavorable impact compared to the prior year. These decreases were partially offset by the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases and higher investment-grade revenue in EMEA and Asia-Pacific coupled with revenue from the ICRA Acquisition.

Global CFG revenue of $618.3 million in the first half of 2015 increased $33.0 million, or 6%, from 2014. Excluding unfavorable changes in FX translation rates, revenue grew 10% over the prior year primarily due to benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as higher rated issuance volumes for investment-grade corporate debt in the U.S. and EMEA. The growth in rated issuance volumes for investment-grade corporate debt reflects an increase in M&A activity and continued

favorable market conditions. The growth also reflects higher U.S. speculative-grade rated issuance volumes in the first quarter of 2015 due to opportunistic issuance in the current low interest rate environment as well as to fund M&A and general corporate needs. Additionally, revenue from the ICRA Acquisition and higher monitoring fees reflecting growth in the number of outstanding rated issuances contributed to the increase over the prior year. These increases were partially offset by a decline in bank loan revenue in the U.S. as issuers utilized alternative methods to fund liquidity needs and banks reduced supply to adhere more closely to the U.S. Shared National Credit Program regarding highly leveraged transactions. The increases were also partially offset by declines in high-yield corporate debt and bank loan issuance in the second quarter of 2015 in EMEA which reflects current macroeconomic and geopolitical uncertainties in the region. Additionally, there was an approximate $25 million unfavorable impact due to changes in FX translation rates. Transaction revenue represented 72% of total CFG revenue in the first half of 2015, compared to 73% in the prior year period. In the U.S., revenue in the first half of 2015 was $408.5 million, or $54.6 million higher than the prior year. Non-U.S. revenue of $209.8 million in the first half of 2015 decreased $21.6 million compared to the prior year and included the aforementioned unfavorable impact due to changes in FX translation rates.

Global SFG revenue of $222.5 million in the first half of 2015 increased $16.6 million, or 8% compared to 2014. Excluding the impact of unfavorable changes in FX translation rates, SFG revenue grew 14% mostly due to higher CMBS, structured credit and RMBS revenue in the U.S. The growth in CMBS issuance was primarily due to higher refinancing activity reflecting a large volume of maturing instruments in 2015 coupled with larger sized deals being rated. The growth in structured credit revenue was due to higher monitoring fees resulting from growth in the number of monitored instruments as well as an increase in deal count and improved market coverage compared to the prior year. The growth in U.S. RMBS revenue reflects a significant increase in deals rated and improved market coverage over the prior year. Also contributing to the growth was the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases was an approximate $12 million unfavorable impact from changes in FX translation rates compared to the prior year. Transaction revenue was 64% of total SFG revenue in the first half of 2015 compared to 61% in the prior year. In the U.S., revenue of $157.9 million increased $22.4 million compared to the first half of 2014. Non-U.S. revenue in the first half of 2015 of $64.6 million decreased $5.8 million compared to the prior year and included the aforementioned unfavorable impact from changes in FX translation rates.

Global FIG revenue of $184.2 million in the first half of 2015 grew $6.6 million, or 4%, compared to 2014. Excluding unfavorable changes in FX translation rates, FIG revenue grew 11% due to higher rated issuance volumes in the U.S. banking and insurance sectors reflecting issuers continuing to take advantage of favorable market conditions. Additionally, the growth reflects the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases as well as revenue from the ICRA Acquisition. These increases were partially offset by an approximate $13 million unfavorable impact from changes in FX rates as well as a decline in revenue from ratings managed investments in the U.S. compared to a strong prior year period. Transaction revenue was 38% of total FIG revenue in the first half of 2015 compared to 35% in the same period in 2014. In the U.S., revenue was $79.4 million, or 14% higher compared to the prior year. Non-U.S. revenue was $104.8 million in the first half of 2015, or $3.3 million lower compared to 2014 and included the aforementioned unfavorable impact from changes in FX translation rates.

Global PPIF revenue of $200.6 million increased $21.9 million, or 12%, compared to 2014. Excluding unfavorable changes in FX translation rates, PPIF revenue grew 17% compared to the prior year. The growth reflects higher U.S. public finance refunding volumes due to continued low benchmark interest rates as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were partially offset by lower U.S. infrastructure finance revenue compared to a strong prior year comparative period as well as an approximate $8 million unfavorable impact from changes in FX translation rates. Transaction revenue was 63% of total PPIF revenue for the first half of 2015 compared to 59% in the prior year. In the U.S., revenue in the first half of 2015 was $133.0 million and increased $23.7 million compared to 2014. Non-U.S. PPIF revenue of $67.6 million decreased $1.8 million compared to 2014 and included the aforementioned unfavorable impact from changes in FX translation rates.

Operating and SG&A expenses in the first half of 2015 increased $48.2 million compared to 2014 reflecting both higher compensation and non-compensation costs of approximately $30 million and $18 million, respectively. The increase in compensation costs reflects annual compensation increases, headcount growth in the ratings LOBs and from the ICRA Acquisition as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. The increase in non-compensation expenses reflects approximately $7 million in higher costs to support the Company’s IT systems and operational infrastructure. Also, there was approximately $3 million in higher rent and occupancy costs for additional leased floors at 7WTC coupled with various other global real estate expansion projects coupled with higher legal costs for ongoing matters. The growth in non-compensation costs also reflects expenses from ICRA. Changes in FX translation rates had an approximate $24 million favorable impact on MIS expenses in the first half of 2015 compared to the prior year.

Adjusted Operating Income and operating income in the first half of 2015, which includes intersegment royalty revenue and intersegment expenses, were $719.2 million and $687.4 million, respectively, and increased $42.0 million and $33.0 million, respectively, compared to 2014. Adjusted Operating Margin and operating margin were 55.9% and 53.4%, respectively, compared to 56.6% and 54.6% in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Research, data and analytics (RD&A)	$307.1	$279.0	10%
Enterprise risk solutions (ERS)	160.3	127.0	26%
Professional services (PS)	74.8	80.6	(7%)

Total external revenue	542.2	486.6	11%

Intersegment revenue	6.4	6.6	(3%)

Total MA Revenue	548.6	493.2	11%

Expenses:
Operating and SG&A (external)	374.7	336.9	(11%)
Operating and SG&A (intersegment)	46.0	43.4	(6%)

Adjusted Operating Income	127.9	112.9	13%

Depreciation and amortization	24.7	22.6	(9%)

Operating income	$103.2	$90.3	14%

Adjusted Operating Margin	23.3%	22.9%
Operating margin	18.8%	18.3%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue of $542.2 million increased $55.6 million, or 11% compared to the first half of 2014. Excluding unfavorable changes in FX translation rates, MA revenue grew 17% reflecting growth in RD&A and ERS which included revenue from the acquisitions of Lewtan and WebEquity, respectively. Recurring revenue comprised 76% and 77% in the first half of 2015 and 2014, respectively.

In the U.S., revenue of $262.2 million in the first half of 2015 increased $43.7 million, and reflected growth in RD&A and ERS, which included revenue from Lewtan and WebEquity, respectively, as well as modest growth in PS.

Non-U.S. revenue of $280.0 million in the first half of 2015 was $11.9 million higher than in 2014 reflecting growth in all regions within RD&A and ERS partially offset by an approximate $25 million unfavorable impact from changes in FX translation rates.

Global RD&A revenue of $307.1 million, which comprised 57% of total external MA revenue in both the first half of 2015 and 2014, increased $28.1 million, or 10% over the prior year period. Excluding unfavorable changes in FX translation rates, RD&A revenue grew 15% over the prior year. The growth was most notable in the U.S. and EMEA, primarily due to strong sales of credit research, licensing of ratings data, and economic analysis and data. The acquisition of Lewtan in late 2014 also contributed to growth over the prior year. In the U.S., revenue of $174.0 million in the first half of 2015 increased $24.4 million compared to 2014. Internationally, revenue of $133.1 million increased $3.7 million, or 3%, compared to the first half of 2014, and included an approximate $14 million unfavorable impact related to unfavorable changes in FX translation rates.

Global ERS revenue in the first half of 2015 of $160.3 million increased $33.3 million, or 26% over 2014. Excluding unfavorable changes in FX translation rates, ERS revenue grew 33% over the prior year primarily due to strong project delivery across all product offerings with particular strength in the Asset, Liability & Capital as well as the Credit Assessment & Origination products. The revenue growth also reflects the acquisition of WebEquity in the second half of 2014. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation services and license revenue in a relatively small number of engagements. In the U.S., revenue of $62.1 million in the first half of 2015 increased $18.6 million compared to 2014. Non-U.S. revenue of $98.2 million increased $14.7 million, or 18%, compared to the first half of 2014 and included an approximate $8 million unfavorable impact relating to unfavorable changes in FX translation rates.

Revenue from PS of $74.8 million decreased $5.8 million, or 7%, compared to the first half of 2014. Excluding the unfavorable impact from changes in FX translation rates, PS revenue declined 4% compared to the prior year primarily due to the Company’s exiting of certain Copal

Amba product lines late in 2014. In the U.S., revenue of $26.1 million in the first half of 2015 increased $0.7 million compared to 2014. Non-U.S. revenue of $48.7 million decreased $6.5 million compared to the first half of 2014 and included approximately $3 million in unfavorable impacts related to changes in FX translation rates.

Operating and SG&A expenses of $374.7 million in the first half of 2015 increased $37.8 million compared to 2014. The expense growth reflects an approximate $25 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue- split methodology. Headcount from the acquisitions of WebEquity and Lewtan as well as annual merit increases also contributed to the compensation expense growth. Additionally, there was an approximate $13 million increase in non-compensation expenses primarily due to costs related to ERS product development and project delivery as well as the inclusion of Lewtan and WebEquity expenses. Changes in FX translation rates had an approximate $16 million favorable impact on MA expenses in the first half of 2015 compared to the prior year.

Adjusted Operating Income was $127.9 million in the first half of 2015 and increased $15.0 million compared to the same period in 2014. Operating income of $103.2 million in the first half of 2015 increased $12.9 million compared to the same period in 2014. Adjusted Operating Margin for the first half of 2015 was 23.3%, compared to 22.9% in 2014. Operating margin was 18.8% compared to 18.3% in the prior year. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2015	2014
Net cash provided by operating activities	$594.4	$458.0	$136.4
Net cash used in investing activities	$(91.8)	$(113.4)	$21.6
Net cash used in financing activities	$(157.6)	$(501.2)	$343.6
Free Cash Flow*	$553.7	$419.2	$134.5

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Net cash flows from operating activities increased $136.4 million compared to the prior year. The following non-cash items, partially offset by a decrease in net income of $50.7 million (prior year net income included the non-cash net-of-tax ICRA Gain), impacted cash provided by operating activities in the first six months of 2015 compared to the same period in 2014:

•

a $35.6 million decrease in deferred tax expense reflecting an increase in deferred tax liabilities in 2014 relating to the ICRA Gain. The decrease also reflects a reversal of deferred tax assets in 2014 relating to a tax payment to settle a local tax matter;

•

an $11.1 million increase in depreciation and amortization primarily reflecting intangible assets acquired in Company’s 2014 acquisitions as well as higher capital expenditures in the full-year ended December 31, 2014

•	a $102.8 million increase reflecting the non-cash ICRA Gain in the prior year.

In addition to the items discussed above, the following working capital changes resulted in higher net cash flows provided by operating activities:

•	an approximate $77 million increase relating to the timing of tax payments;

•	approximately $21 million in higher contributions to the Company’s funded U.S. pension plan in the first half of 2014 compared to 2015;

•	a $34.0 million increase from changes in accounts receivable primarily reflecting overall business growth;

partially offset by:

•

an approximate $28 million decrease primarily relating to higher incentive compensation payouts in 2015 compared to 2014 which reflected greater achievement against full-year targeted results in 2014 compared to achievement in 2013 as well as higher headcount.

The remaining increase in cash flow from operations is due to changes in various other assets and liabilities.

Net cash used in investing activities

The $21.6 million decrease in cash used in investing activities is primarily due to:

•	cash paid, net of cash acquired, of $80.5 million to acquire additional equity shares of ICRA Limited. The acquisition of these shares resulted in the Company obtaining a controlling interest in ICRA;

•	cash received of $20.8 million in the first half of 2015 related to settlements of certain of the Company’s net investment hedges;

partially offset by:

•	higher net purchases of investments of $73.2 million reflecting the Company’s investment of excess non-U.S. cash balances.

Net cash used in financing activities

The $343.6 million decrease in cash used in financing activities was attributed to:

•	proceeds of $552.8 million from the issuance of the 2015 Senior Notes, which are more fully discussed in the “Indebtedness” section below;

partially offset by:

•	treasury shares repurchased of $600.7 million in the first half of 2015 compared to $459.7 million repurchased in the prior year period;

•

a decrease in proceeds received from the exercise of employee stock options of $36.3 million. The 2015 proceeds reflect approximately 1 million options exercised at an average strike price of $52/share compared to 2 million options exercised at an average strike price of $46/share in the prior year;

•

higher dividends paid to MCO shareholders of $18.0 million reflecting $0.68 per share paid in the first half of 2015 compared to $0.56 per share paid in the same period of the prior year partially offset by lower shares outstanding.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.0 billion at June 30, 2015 consisted of approximately $1.4 billion located outside of the U.S., of which approximately 51% is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At June 30, 2015, Moody’s had $3.1 billion of outstanding debt and $1.0 billion of additional capacity available under the 2015 Facility. At June 30, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year) and the 2015 Senior Notes all contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2015, there were no such cross defaults.

On March 9, 2015, the Company issued €500 million aggregate principal amount of senior unsecured notes in a public offering which bear interest at a fixed rate of 1.75% and mature on March 9, 2027. The terms of the 2015 Senior Notes are more fully described in Note 13 to the condensed consolidated financial statements.

Pursuant to the issuance of the 2015 Notes, the Company has designated €400 million of the principal as a net investment hedge against foreign currency exposure relating to its net investment in its subsidiaries whose functional currency is the euro. The Company also entered into a €100 million cross currency swap (swapping euros for U.S. dollars) to hedge FX risk on the remaining principal balance that was not designated as a net investment hedge. These hedging instruments are more fully described in Note 7 to the condensed consolidated financial statements.

On May 11, 2015, the Company entered into a five-year unsecured revolving credit facility with the capacity to borrow up to $1 billion. The 2015 Facility replaces the $1 billion 2012 Facility which was scheduled to expire in April 2017 and is more fully described in Note 13 to the condensed consolidated financial statements. At June 30, 2015, there were no borrowings outstanding under this facility.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	Total
2015 (after June 30,)	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
Thereafter	—	500.0	500.0	500.0	—	300.0	557.1	2,357.1

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$300.0	$557.1	$3,107.1

(1)	Based on end of quarter FX rates

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In July 2015, the Board of Directors of the Company declared a quarterly dividend of $0.34 per share of Moody’s common stock, payable on September 10, 2015 to shareholders of record at the close of business on August 20, 2015. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2014, the Board authorized an additional $1.0 billion of share repurchase authority which has a remaining repurchase authority of approximately $963 million at June 30, 2015. Full-year 2015 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf Lease has an initial term of 17.5-years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of June 30, 2015 are approximately £97 million, of which approximately £9 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of June 30, 2015, including the aforementioned rent credits, are approximately $432 million, of which approximately $32 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 21, 2013, the Company entered into a fourteen-year lease for three additional floors at its 7WTC headquarters. The total remaining net commitment for this lease is approximately $61 million. The lease became effective in January 2014 and the net cash outlay during the next twelve months will be approximately $4 million. Payments under this lease agreement are included in the contractual obligations table below.

The Company made a $21.7 million contribution to its U.S. defined benefit funded pension plan in July 2015.

Off-Balance Sheet Arrangements

At June 30, 2015, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2015:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 -5 Years	Over 5 Years
Indebtedness (1)	$4,251.4	$115.3	$521.3	$641.0	$2,973.8
Operating lease obligations	797.8	88.9	157.4	132.7	418.8
Purchase obligations	105.3	67.3	37.1	0.9	—
Contingent consideration related to acquisitions	2.0	2.0	—	—	—
Pension obligations (2)	152.9	28.4	16.0	43.3	65.2

Total (3)	$5,309.4	$301.9	$731.8	$817.9	$3,457.8

(1)

Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 13 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $217.9 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 13, 2015, the Board approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on September 10, 2015 to shareholders of record at the close of business on August 20, 2015.

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

Constant Currency Measures:

The Company presents revenue and expense growth on a constant currency basis because management deems this metric to be a useful measure of assessing the operations of the Company in times of FX rate volatility. Constant currency measures exclude the impact of changes in FX rates on operating results. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average FX translation rates and current year as reported results. Growth rates on a constant currency basis are determined based on the difference between current period revenue and expenses translated using prior period comparative weighted average exchange rates and prior period as reported results divided by prior period as reported results. Below is a reconciliation of the Company’s as reported revenue and expense changes to the changes on a constant currency basis:

Three Months Ended June 30, 2015
CFG	SFG	FIG	PPIF	MIS Other	Total MIS
Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
$ %	$ %	$ %	$ %	$ %	$ %
Reported change	$(1.3)	—	$10.6	10%	$(1.8)	(2%)	$1.9	2%	$4.8	145%	$14.2	2%
FX impact	12.8	4%	6.2	5%	6.9	8%	3.5	4%	0.2	7%	29.6	5%

Constant currency change	$11.5	4%	$16.8	15%	$5.1	6%	$5.4	6%	$5.0	152%	$43.8	7%

RD&A	ERS	PS	Total MA
Revenue	Revenue	Revenue	Revenue
$ %	$ %	$ %	$ %
Reported change	$16.1	11%	$16.0	24%	$(1.7)	(4%)	$30.4	12%
FX impact	7.5	6%	4.4	6%	1.3	3%	13.2	6%

Constant currency change	$23.6	17%	$20.4	30%	$(0.4)	(1%)	$43.6	18%

	MCO		MCO
	Revenue		Expense
	$ %		$ %
Reported change	$44.6	5%	$37.0	8%
FX impact	42.8	5%	20.8	5%

Constant currency change	$87.4	10%	$57.8	13%

	Six Months Ended June 30, 2015
	CFG		SFG		FIG		PPIF		MIS Other		Total MIS
	Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
	$ %		$ %		$ %		$ %		$ %		$ %
Reported change	$33.0	6%	$16.6	8%	$6.6	4%	$21.9	12%	$9.3	141%	$87.4	8%
FX impact	24.8	4%	11.8	6%	13.2	7%	8.2	5%	0.3	4%	58.3	5%

Constant currency change	$57.8	10%	$28.4	14%	$19.8	11%	$30.1	17%	$9.6	145%	$145.7	13%

RD&A	ERS	PS	Total MA
Revenue	Revenue	Revenue	Revenue
$ %	$ %	$ %	$ %
Reported change	$28.1	10%	$33.3	26%	$(5.8)	(7%)	$55.6	11%
FX impact	14.0	5%	8.4	7%	2.6	3%	25.0	6%

Constant currency change	$42.1	15%	$41.7	33%	$(3.2)	(4%)	$80.6	17%

	MCO		MCO
	Revenue		Expense
	$ %		$ %
Reported change	$143.0	9%	$97.1	11%
FX impact	83.3	5%	39.5	4%

Constant currency change	$226.3	14%	$136.6	15%

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. Management believes that the exclusion of this item, detailed in the reconciliation below, allows for a more meaningful comparison of the Company’s results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating income	$419.3	$411.7	$790.6	$744.7
Adjustments:
Depreciation and amortization	27.9	22.3	56.5	45.4

Adjusted Operating Income	$447.2	$434.0	$847.1	$790.1

Operating margin	45.7%	47.1%	44.3%	45.4%
Adjusted Operating Margin	48.7%	49.7%	47.5%	48.2%

	Full-Year Ended December 31, 2015
Operating margin guidance	Approximately 43%
Depreciation and amortization	Approximately 3%

Adjusted Operating Margin guidance	Approximately 46%

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

	Six months ended June 30,
	2015	2014
Net cash flows provided by operating activities	$594.4	$458.0
Capital additions	(40.7)	(38.8)

Free cash flow	$553.7	$419.2

Net cash used in investing activities	$(91.8)	$(113.4)
Net cash used in financing activities	$(157.6)	$(501.2)

	Full year ended December 31, 2015
Net cash flows provided by operating activities guidance	Approximately $1.1 billion
Capital additions guidance	Approximately $100 - $110 million

Free cash flow guidance	Approximately $1.0 billion

2015 Outlook

Moody’s outlook for 2015 is based on assumptions about many macroeconomic and capital market factors, including interest rates, foreign currency exchange rates, corporate profitability and business investment spending, merger and acquisition activity, consumer borrowing and securitization, and the amount of debt issued. These assumptions are subject to some degree of uncertainty, and results for the year could differ materially from our current outlook. Moody’s guidance, which is presented in the table below, assumes foreign currency translation at end-of-quarter exchange rates.

Full-year 2015 Moody’s Corporation guidance
MOODY’S CORPORATION	Current guidance as of the filing of this Form 10-Q	Last publicly disclosed guidance on May 1, 2015
Revenue	growth in the mid-single-digit percent range	NC
Operating Expenses	growth in the mid-single-digit percent range	NC
Depreciation & amortization	Approximately $120 million	NC
Operating Margin	Approximately 43%	NC
Adjusted Operating Margin	Approximately 46%	NC
Effective tax rate	Approximately 31% - 32%	Approximately 32% - 33%
GAAP EPS	$4.55 to $4.65	NC
Capital expenditures	Approximately $100 - $110 million	Approximately $110 - $115 million
Free cash flow	Approximately $1 billion	NC
Share repurchases	Approximately $1 billion (subject to available cash, market conditions and other ongoing capital allocation decisions)	NC
Full-year 2015 revenue guidance
MIS	Current guidance as of the filing of this Form 10-Q	Last publicly disclosed guidance on May 1, 2015
MIS global	growth in the mid-single-digit percent range	NC
MIS U.S.	growth in the low-double-digit percent range	growth in the high-single-digit percent range
MIS Non-U.S.	approximately flat	growth in the low-single-digit percent range
CFG	growth in the mid-single-digit percent range	NC
SFG	growth in the mid-single-digit percent range	growth in the low-single-digit percent range
FIG	growth in the low-single-digit percent range	NC
PPIF	growth in the low-double-digit percent range	growth in the high-single-digit percent range

MA
MA global	growth in the mid-single-digit percent range	NC
MA U.S.	growth in the low-double-digit percent range	NC
MA Non-U.S.	growth in the low-single-digit percent range	NC
RD&A	growth in the high-single-digit percent range	NC
ERS	growth in the mid-single-digit percent range	NC
PS	decrease in the high-single-digit percent range	decrease in the low-single-digit percent range

NC- There is no difference between the Company’s current guidance and the last publicly disclosed guidance for this item.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain ratings monitoring fees received in advance of service being rendered; iii) the accounting for certain license and maintenance revenue in MA; iv) the accounting for certain ERS revenue arrangements where VSOE is not available and v) the accounting for contract acquisition costs. In April 2015, the FASB proposed to defer the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. This proposal was subject to the FASB’s normal due process requirements which included a 30-day public comment period on the proposed ASU. In July 2015, the FASB reaffirmed its decision to defer the effective date of ASU No. 2014-09 by one year. A final ASU relating to this deferral is expected in the third quarter of 2015.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will impact the presentation of debt issuance costs in the Company’s consolidated balance sheets.

In May 2015, the FASB issued ASU No. 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU removes the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share as a practical expedient. ASU No. 2015-07 is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU will only impact the presentation of the Company’s pension assets invested in common/collective trust funds in the fair value hierarchy disclosures.

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

The SEC voted in August 2014 to adopt its final rules for NRSROs as required by the Financial Reform Act. The final rules differ from earlier proposals by including additional measures regarding: (i) sales and marketing activities; and (ii) the design and enforcement of internal controls for the rating process. The Company has made and continues to make substantial IT and other investments, and has implemented the relevant compliance obligations.

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

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31,

2014, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Moody’s aggregate cash and cash equivalents and short-term investments of $2.0 billion at June 30, 2015 consisted of $1.4 billion located outside of the U.S. Approximately 46% of the Company’s aggregate cash and cash equivalents and short-term investments at June 30, 2015 were held in currencies other than the U.S. dollar. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and British pound, could reduce the reported amount of cash and cash equivalents and short-term investments.

The following discussion outlines material changes in the Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2014:

Long-term debt designated as a net investment hedge:

During the second quarter of 2015, the Company designated €400 million of the 2015 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $40 million unfavorable adjustment to OCI. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

Cross-currency swap not designated as an accounting hedge:

The Company entered into a cross-currency swap (exchanging €100 million for U.S. dollar) to mitigate FX exposure on the remaining principal balance of the 2015 Senior Notes not designated as a net investment hedge. If the euro were to weaken 10% relative to the U.S. dollar, there would be an approximate $14 million unfavorable impact to the fair value of the cross-currency swap which would be partially offset by favorable revaluation gains on €100 million of the 2015 Senior Notes.

Interest rate swaps designated as a fair value hedge:

Furthermore, in the first quarter of 2015, the Company entered into interest rate swaps with a notional amount of $200 million to convert the fixed rate of interest on the remaining portion of the 2014 Senior Notes (5-year) to a floating interest rate based on the 3-month LIBOR. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $44 million change to the fair value of the Company’s total interest rate swap portfolio.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2015

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	706,591	$105.14	703,678	$	1,123.7 million
May 1 - 31	678,396	$108.24	677,569	$	1,050.4 million
June 1 - 30	806,523	$108.53	805,896	$	963.0 million

Total	2,191,510	$107.35	2,187,143

(1)

Includes surrender to the Company of 2,913 shares in April, 827 shares in May and 627 shares in June to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)

As of the last day of each of the months. On December 16, 2014, the Board authorized a $1 billion share repurchase program under which the Company is currently repurchasing shares. There is no established expiration date for the remaining authorization.

During the second quarter of 2015, Moody’s issued 0.4 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

.1	Five-Year Credit Agreement dated as of May 11, 2015, among Moody’s Corporation, the Borrowing Subsidiaries Party Thereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and TD Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Barclays Bank as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 14, 2015)

10	MATERIAL CONTRACTS

.1*	First Amendment to the Moody’s Corporation Retirement Account.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)
Date: July 29, 2015

	By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)