Form 10-Q
period 2015-09-30
MOODYS CORP /DE/
filed 2015-11-04
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2015
Common Stock, par value $0.01 per share	197.7 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CDO	Collateralized debt obligation

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

TERM	DEFINITION

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&A	Depreciation and amortization

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; is a leading provider of credit ratings and research in India. The Company previously held 28.51% equity ownership and in June 2014, increased that ownership stake to 50.06% through the acquisition of additional shares

ICRA Acquisition	The June 2014 purchase of an additional 21.55% ownership interest in ICRA resulting in majority ownership and consolidation of ICRAs financial statements; ICRAs results are consolidated into Moody’s financial statements on a three-month lag and accordingly the Company began including the results of operations for ICRA in its consolidated financial statements beginning in the fourth quarter of 2014

ICRA Gain	Gain relating to the step-acquisition of ICRA; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares held upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014.

TERM	DEFINITION

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the RD&A LOB within MA; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year) and 2015 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which is comprised of the D&B Business

NM	Percentage change is not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

TERM	DEFINITION

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities that are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is in the control of the minority shareholders

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	Represents MIS recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes; notes were paid in 2014

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services and outsourcing engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

U.S. Shared National Credit Program	Interagency program designed to evaluate large and complex syndicated credits. The program is administered by the three federal banking regulatory agencies which include the Federal Reserve System, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC).

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions; part of the ERS LOB within MA; an acquisition completed in July 2014

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

TERM	DEFINITION

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS rulings on certain tax matters and certain other potential tax liabilities

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $300 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$834.9	$816.1	$2,618.6	$2,456.8

Expenses
Operating	236.1	236.7	724.4	674.8
Selling, general and administrative	220.8	206.5	669.1	619.0
Depreciation and amortization	28.3	23.2	84.8	68.6

Total expenses	485.2	466.4	1,478.3	1,362.4

Operating income	349.7	349.7	1,140.3	1,094.4

Non-operating (expense) income, net
Interest income (expense), net	(25.8)	(37.7)	(87.0)	(87.5)
Other non-operating income (expense), net	19.7	16.4	14.0	15.5
ICRA Gain	—	—	—	102.8

Total non-operating (expense) income, net	(6.1)	(21.3)	(73.0)	30.8

Income before provisions for income taxes	343.6	328.4	1,067.3	1,125.2
Provision for income taxes	109.8	109.9	338.1	360.6

Net income	233.8	218.5	729.2	764.6
Less: Net income attributable to noncontrolling interests	2.2	3.3	5.8	12.2

Net income attributable to Moody’s	$231.6	$215.2	$723.4	$752.4

Earnings per share attributable to Moody’s common shareholders
Basic	$1.16	$1.02	$3.60	$3.55

Diluted	$1.14	$1.00	$3.54	$3.48

Weighted average number of shares outstanding
Basic	199.4	210.4	201.1	212.1

Diluted	202.5	214.2	204.5	216.1

Dividends declared per share attributable to Moody’s common shareholders	$0.34	$0.28	$0.68	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$233.8			$218.5

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(43.2)	$1.5	(41.7)	$(79.2)	$(8.2)	(87.4)
Available for sale securities:
Net unrealized gains on available for sale securities	0.7	—	0.7	—	—	—
Reclassification of gains included in net income	(0.6)	—	(0.6)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3.4	(1.3)	2.1	1.8	(0.7)	1.1

Total other comprehensive loss	$(39.7)	$0.2	(39.5)	$(77.4)	$(8.9)	(86.3)

Comprehensive income			194.3			132.2
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			2.2			3.3

Comprehensive income attributable to Moody’s			$192.1			$128.9

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$729.2			$764.6

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$(94.3)	$(5.8)	(100.1)	$(76.2)	$(5.6)	(81.8)
Foreign currency translation adjustments - reclassification of (gains) losses included in net income	(0.1)	—	(0.1)	4.4	—	4.4
Available for sale securities:
Net unrealized gains on available for sale securities	2.8	—	2.8	—	—	—
Reclassification of gains included in net income	(0.8)	—	(0.8)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	10.3	(3.9)	6.4	5.5	(3.0)	2.5
Net actuarial gains (losses) and prior service costs	10.9	(4.2)	6.7	(6.9)	2.8	(4.1)

Total other comprehensive loss	$(71.2)	$(13.9)	(85.1)	$(73.2)	$(5.8)	(79.0)

Comprehensive income			644.1			685.6
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			5.8			12.2

Comprehensive income attributable to Moody’s			$638.3			$673.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,471.1	$1,219.5
Short-term investments	470.2	458.1
Accounts receivable, net of allowances of $27.1 in 2015 and $29.4 in 2014	720.5	792.4
Deferred tax assets, net	36.6	43.9
Other current assets	163.7	172.5

Total current assets	2,862.1	2,686.4
Property and equipment, net of accumulated depreciation of $501.4 in 2015 and $451.5 in 2014	306.1	302.3
Goodwill	990.0	1,021.1
Intangible assets, net	308.8	345.5
Deferred tax assets, net	132.7	167.8
Other assets	173.2	145.9

Total assets	$4,772.9	$4,669.0

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$409.2	$557.6
Deferred tax liabilities, net	15.5	17.5
Deferred revenue	625.5	624.6

Total current liabilities	1,050.2	1,199.7
Non-current portion of deferred revenue	128.4	132.2
Long-term debt	3,124.5	2,547.3
Deferred tax liabilities, net	84.3	95.7
Unrecognized tax benefits	208.4	220.3
Other liabilities	417.3	430.9

Total liabilities	5,013.1	4,626.1
Contingencies (Note 14)
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2015 and December 31, 2014, respectively.	3.4	3.4
Capital surplus	424.8	383.9
Retained earnings	6,631.7	6,044.3
Treasury stock, at cost; 145,161,779 and 138,539,128 shares of common stock at September 30, 2015 and December 31, 2014, respectively	(7,209.5)	(6,384.2)
Accumulated other comprehensive loss	(320.3)	(235.2)

Total Moody’s shareholders’ deficit	(469.9)	(187.8)
Noncontrolling interests	229.7	230.7

Total shareholders’ (deficit) equity	(240.2)	42.9

Total liabilities and shareholders’ (deficit) equity	$4,772.9	$4,669.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$729.2	$764.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	84.8	68.6
Stock-based compensation expense	66.5	59.9
Deferred income taxes	19.7	43.7
Excess tax benefits from stock-based compensation plans	(44.5)	(54.5)
ICRA Gain	—	(102.8)
Legacy Tax Matters	(6.4)	(6.4)
Changes in assets and liabilities:
Accounts receivable	61.0	(11.9)
Other current assets	4.9	(63.3)
Other assets	(6.6)	(4.8)
Accounts payable and accrued liabilities	(35.7)	(16.3)
Deferred revenue	10.6	25.8
Unrecognized tax benefits and other non-current tax liabilities	(9.9)	18.5
Other liabilities	19.9	(11.3)

Net cash provided by operating activities	893.5	709.8

Cash flows from investing activities
Capital additions	(65.9)	(56.8)
Purchases of short-term investments	(480.4)	(68.0)
Sales and maturities of short-term investments	448.6	90.7
Acquisitions, net of cash acquired	(4.6)	(210.5)
Settlement of net investment hedges	20.8	—

Net cash used in investing activities	(81.5)	(244.6)

Cash flows from financing activities
Issuance of notes	552.8	747.7
Repayments of notes	—	(300.0)
Proceeds from stock-based compensation plans	72.1	134.6
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(59.3)	(51.3)
Cost of treasury shares repurchased	(905.6)	(780.2)
Excess tax benefits from settlement of stock-based compensation plans	44.5	54.5
Payment of dividends	(205.0)	(178.2)
Payment of dividends to noncontrolling interests	(4.6)	(9.7)
Contingent consideration paid	(1.5)	(4.3)
Debt issuance costs and related fees	(5.9)	(6.5)

Net cash used in financing activities	(512.5)	(393.4)
Effect of exchange rate changes on cash and cash equivalents	(47.9)	(50.5)

Net increase (decrease) in cash and cash equivalents	251.6	21.3
Cash and cash equivalents, beginning of the period	1,219.5	1,919.5

Cash and cash equivalents, end of the period	$1,471.1	$1,940.8

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of the distribution of research and fixed income pricing services in the Asia-Pacific region and outsourced services. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

Certain reclassifications have been made prior to period amounts to conform to the current presentation.

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation cost	$22.1	$19.3	$66.5	$59.9
Tax benefit	$7.2	$6.2	$21.8	$19.0

During the first nine months of 2015, the Company granted 0.3 million employee stock options, which had a weighted average grant date fair value of $36.08 per share based on the Black-Scholes option-pricing model. The Company also granted 0.9 million shares of restricted stock in the first nine months of 2015, which had a weighted average grant date fair value of $98.06 per share and generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $94.08 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2015:

Expected dividend yield	1.39%
Expected stock volatility	39.4%
Risk-free interest rate	1.88%
Expected holding period	6.9 years
Grant date fair value	$36.08

Unrecognized compensation expense at September 30, 2015 was $9.8 million and $113.5 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively. Additionally, there was $17.8 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
Exercise of stock options:	2015	2014
Proceeds from stock option exercises	$68.0	$131.5
Aggregate intrinsic value	$64.7	$107.7
Tax benefit realized upon exercise	$23.0	$38.7
Number of shares exercised	1.3	2.8

	Nine Months Ended September 30,
Vesting of restricted stock:	2015	2014
Fair value of shares vested	$111.3	$92.3
Tax benefit realized upon vesting	$35.7	$31.6
Number of shares vested	1.1	1.2

	Nine Months Ended September 30,
Vesting of performance-based restricted stock:	2015	2014
Fair value of shares vested	$43.1	$38.0
Tax benefit realized upon vesting	$15.6	$14.6
Number of shares vested	0.5	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 32.0% and 33.5% for the three months ended September 30, 2015 and 2014, respectively and 31.7% and 32.0% for the nine month periods ended September 30, 2015 and 2014, respectively. The decrease in the ETR compared to the third quarter of 2014 was primarily due to changes in New York State and New York City tax laws relating to income apportionment.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $0.1 million during the third quarter of 2015 and an overall decrease in its UTPs during the first nine months of 2015 of $11.9 million ($7.6 million net of federal tax benefits).

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2008 through 2012 are under examination and its returns for 2013 through 2014 remain open to examination. The Company’s New York State tax returns for 2011 through 2013 are currently under examination and the Company’s New York City tax return for 2013 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its return for 2013 remains open to examination.

For ongoing audits, it is possible the balance of UTBs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities that could necessitate increases to the balance of UTBs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTBs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years by tax jurisdiction in accordance with the applicable provisions of Topic 740 of the ASC regarding UTBs.

	Nine Months Ended September 30,
	2015	2014
Income taxes paid	$299.9	$334.6

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic	199.4	210.4	201.1	212.1
Dilutive effect of shares issuable under stock-based compensation plans	3.1	3.8	3.4	4.0

Diluted	202.5	214.2	204.5	216.1

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.6	0.5	0.8	0.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2015 and 2014. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2015
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$137.9	$—	$137.9	$137.9	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,088.9	$—	$1,088.9	$596.0	$470.2	$22.7
Fixed maturity and open ended mutual funds (2)	$33.4	$2.8	$36.2	$—	$—	$36.2

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$149.7	$—	$149.7	$149.7	$—	$—
Certificates of deposit and money market deposit accounts (1)	$842.5	$—	$842.5	$380.1	$458.1	$4.3
Fixed maturity and open ended mutual funds (2)	$47.1	$0.9	$48.0	$—	$—	$48.0

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to twelve months and one month to ten months at September 30, 2015 and December 31, 2014, respectively. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from 14 months to 34 months and two months to 23 months at September 30, 2015 and December 31, 2014, respectively.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be “available for sale” under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 6. ACQUISITIONS

The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. The Company has not presented proforma combined results because the impact on previously reported statements of operations would not have been material. Additionally, for all acquisitions described below, the near term impact to the Company’s operations and cash flows is not material. These acquisitions are discussed below in more detail.

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

WebEquity Solutions, LLC

On July 17, 2014, a subsidiary of the Company acquired 100% of WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. The payment of $130.5 million was funded with cash on hand. This acquisition will enhance MA’s risk management product portfolio.

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

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to 50.06%, resulting in a controlling interest in ICRA. Accordingly, the Company consolidated ICRA’s financial statements. Moody’s consolidates ICRA’s financial statements on a three-month lag.

Prior to the acquisition of the additional shares, Moody’s accounted for its investment in ICRA on an equity basis whereby the Company recorded its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net. The acquisition of the additional shares has resulted in the Company consolidating ICRA into its financial statements. As a result of this consolidation and in accordance with ASC 805, the carrying value of the Company’s equity investment in ICRA was remeasured to fair value as of the acquisition date resulting in a pre-tax gain of $102.8 million ($78.5 million after-tax) in the second quarter of 2014. The fair value of the Company’s equity investment was based on ICRA’s quoted market price on the date of acquisition.

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

Current assets in the table above include acquired cash of approximately $5 million. Additionally, current assets include gross accounts receivable of approximately $14 million, of which an immaterial amount is not expected to be collectible. Goodwill, which has been assigned to the MIS segment, is not deductible for tax.

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

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income/(expense) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2015	2014	2015	2014
Interest rate swaps	Interest income (expense), net	$3.9	$7.8	$11.5	$8.3

Net investment hedges

The Company enters into foreign currency forward contracts that are designated as net investment hedges and additionally has designated €400 million of the 2015 Senior Notes as a net investment hedge. These hedges are intended to mitigate FX exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. These net investment hedges are designated as accounting hedges under the applicable sections of Topic 815 of the ASC.

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, any change in the fair value and any realized gains and losses for the hedge are recorded in AOCI, in the foreign currency translation account. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding net investment hedges:

	September 30,	December 31,
	2015	2014
Notional amount of net investment hedges:
Long-term debt designated as net investment hedge	€400.0	€—
Contracts to sell euros for USD	€—	€50.0
Contracts to sell GBP for euros	£20.4	£—
Contracts to sell Japanese yen for USD	¥19,400	¥19,400

The outstanding contracts to sell Japanese yen for USD expire in November 2015. The outstanding contracts to sell GBP for euros expire in December 2015. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment hedges:

Derivatives in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended September 30,
	2015	2014
FX forwards	$(0.7)	$12.1
Long-term debt	(0.6)	—

Total	$(1.3)	$12.1

	Nine Months Ended September 30,
	2015	2014
FX forwards	$12.7	$8.4
Long-term debt	(2.7)	—

Total	$10.0	$8.4

The cumulative amount of realized and unrecognized net investment hedge gains recorded in AOCI is as follows:

	Gains/(Losses), net of tax
	September 30,	December 31,
	2015	2014
FX forwards	$33.6	$20.9
Long-term debt	(2.7)	—

Total gains on net investment hedges	$30.9	$20.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through December 2015.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30,	December 31,
	2015	2014
Notional amount of currency pair:
Contracts to purchase USD with euros	$—	$38.5
Contracts to sell USD for euros	$48.3	$51.5
Contracts to purchase USD with GBP	$—	$0.2
Contracts to purchase USD with other foreign currencies	$—	$1.2
Contracts to purchase euros with other foreign currencies	€36.0	€34.0
Contracts to purchase euros with GBP	€—	€25.0
Contracts to sell euros for GBP	€27.3	€38.2

Cross-currency swaps

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The purpose of this cross-currency swap is to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that was not designated as a net investment hedge as more fully discussed above. The Company has not designated these cross-currency swaps as accounting hedges. Accordingly, changes in fair value on these swaps is recognized immediately in other non-operating (expense), income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the €100 million principal of the 2015 Senior Notes that was not designated as a net investment hedge. Under the terms of the swap, the Company will pay the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty will pay the Company interest on the €100 million paid at 1.75% per annum. These interest payments will be settled in March of each year, beginning in 2016, until either the maturity of the cross-currency swap in 2027 or upon early termination at the discretion of the Company. The principal payments on this cross currency swap will be settled in 2027, concurrent with the repayment of the 2015 Senior Notes at maturity or upon early termination at the discretion of the Company.

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended September 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2015	2014
Cross-currency swap	Other non-operating income (expense), net	$(1.7)	$—
Foreign exchange forwards	Other non-operating income (expense), net	0.6	(4.8)

Total		$(1.1)	$(4.8)

		Nine Months Ended September 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2015	2014
Cross-currency swap	Other non-operating income (expense), net	$(7.0)	$—
Foreign exchange forwards	Other non-operating income (expense), net	(1.3)	(3.9)

Total		$(8.3)	$(3.9)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its nonderivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	September 30, 2015	December 31, 2014
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$17.7	$18.8
Interest rate swaps	Other assets	25.5	17.4

Total derivatives designated as accounting hedges		43.2	36.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.7	5.6

Total assets		$44.9	$41.8

Liabilities:
Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	$446.5	$—
Derivatives not designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	5.6	—
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.0	2.1

Total liabilities		$453.1	$2.1

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2015
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	4.9	—	4.9	3.3	—	3.3	8.2	—	8.2
Foreign currency translation adjustments	(10.7)	—	(10.7)	(28.6)	—	(28.6)	(39.3)	—	(39.3)

Ending balance	$292.9	$—	$292.9	$709.3	$(12.2)	$697.1	$1,002.2	$(12.2)	$990.0

	Year ended December 31, 2014
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	296.7	—	296.7	101.1	—	101.1	397.8	—	397.8
Foreign currency translation adjustments	(9.4)	—	(9.4)	(32.5)	—	(32.5)	(41.9)	—	(41.9)

Ending balance	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1

The 2015 additions/adjustments for the MIS segment in the table above relate to the acquisition of Equilibrium. The 2015 additions/adjustments for the MA segment reflect an adjustment to an indemnification asset recognized as part of the Copal acquisition and adjustments to deferred revenue balances and deferred tax assets recognized as part of the Lewtan acquisition.

The 2014 additions/adjustments for the MIS segment in the table above relate to the ICRA Acquisition in the second quarter of 2014 as further discussed in Note 6. The 2014 additions/adjustments for the MA segment in the table above relate to the acquisition of WebEquity in the third quarter of 2014 and Lewtan in the fourth quarter of 2014 as well as adjustments for Amba, which was acquired in the fourth quarter of 2013.

Acquired intangible assets and related amortization consisted of:

	September 30,	December 31,
	2015	2014
Customer relationships	$299.9	$310.4
Accumulated amortization	(107.0)	(98.1)

Net customer relationships	192.9	212.3

Trade secrets	29.9	30.6
Accumulated amortization	(22.5)	(20.9)

Net trade secrets	7.4	9.7

Software	75.7	79.8
Accumulated amortization	(46.3)	(43.0)

Net software	29.4	36.8

Trade names	73.8	76.5
Accumulated amortization	(15.6)	(13.3)

Net trade names	58.2	63.2

Other	44.0	44.8
Accumulated amortization	(23.1)	(21.3)

Net other	20.9	23.5

Total acquired intangible assets, net	$308.8	$345.5

Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$7.6	$6.9	$24.1	$20.5

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2015 (after September 30)	$6.8
2016	29.2
2017	26.9
2018	21.1
2019	18.1
Thereafter	206.7

Total estimated future amortization	$308.8

NOTE 9. FAIR VALUE

The ASC establishes a fair value hierarchy whereby the inputs contained in valuation techniques used to measure fair value are categorized into three broad levels as follows:

Level 1: quoted market prices in active markets that the reporting entity has the ability to access at the date of the fair value measurement;

Level 2: inputs other than quoted market prices described in Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value measurement of the assets or liabilities.

The table below presents information about items that are carried at fair value at September 30, 2015 and December 31, 2014:

		Fair Value Measurement as of September 30, 2015
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$44.9	$—	$44.9	$—
	Money market mutual funds	137.9	137.9	—	—
	Fixed maturity and open ended mutual funds (b)	36.2	36.2	—	—

	Total	$219.0	$174.1	$44.9	$—

Liabilities:
	Derivatives (a)	$6.6	$—	$6.6	$—

	Total	$6.6	$—	$6.6	$—

		Fair Value Measurement as of December 31, 2014
	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$41.8	$—	$41.8	$—
	Money market mutual funds	149.7	149.7	—	—
	Fixed maturity and open ended mutual funds (b)	48.0	48.0	—	—

	Total	$239.5	$197.7	$41.8	$—

Liabilities:
	Derivatives (a)	$2.1	$—	$2.1	$—
	Contingent consideration arising from acquisitions (c)	2.1	—	—	2.1

	Total	$4.2	$—	$2.1	$2.1

(a)

Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as interest rate swaps as more fully described in Note 7 to the financial statements.

(b)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from 14 month to 34 months and two months to 23 months at September 30, 2015 and December 31, 2014, respectively.

(c)	Represents contingent consideration liabilities pursuant to the agreements for the CSI acquisition.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Contingent Consideration Nine Months Ended September 30,
	2015	2014
Balance as of January 1	$2.1	$17.5
Contingent consideration payments	(1.9)	(4.3)
Total losses (realized and unrealized):
Included in earnings	—	0.3
Foreign currency translation adjustments	(0.2)	(0.2)

Balance as of September 30	$—	$13.3

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

Contingent consideration:

During the third quarter of 2015, the Company settled a contingent consideration obligation of 2.5 million Canadian dollars related to the acquisition of CSI that was based on certain non-financial metrics set forth in the acquisition agreement. Prior to the settlement of this obligation, the Company utilized a discounted cash flow methodology to value this obligation. At September 30, 2014, the Company also had contingent consideration obligations related to the acquisition of Copal. These obligations were measured using Level 3 inputs as defined in the ASC. The Company recorded the obligations for these contingent consideration arrangements on the date of each respective acquisition based on management’s best estimates of the achievement of the metrics and the value of the obligations were adjusted quarterly.

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

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2015	December 31, 2014
Other current assets:
Prepaid taxes	$69.8	$65.4
Prepaid expenses	56.9	59.9
Other	37.0	47.2

Total other current assets	$163.7	$172.5

	September 30, 2015	December 31, 2014
Other assets:
Investments in joint ventures	$25.8	$21.6
Deposits for real-estate leases	12.5	11.3
Indemnification assets related to acquisitions	19.3	23.5
Fixed maturity, open ended mutual funds, and fixed deposits	58.9	48.0
Other	56.7	41.5

Total other assets	$173.2	$145.9

	September 30, 2015	December 31, 2014
Accounts payable and accrued liabilities:
Salaries and benefits	$69.3	$86.5
Incentive compensation	102.8	155.2
Profit sharing contribution	—	9.3
Customer credits, advanced payments and advanced billings	19.0	17.0
Self-insurance reserves for wholly-owned insurance subsidiary	23.8	21.5
Dividends	6.7	75.0
Professional service fees	53.7	47.0
Interest accrued on debt	20.7	45.0
Accounts payable	17.6	19.4
Income taxes	12.0	16.1
Pension and other retirement employee benefits	5.1	5.1
Other	78.5	60.5

Total accounts payable and accrued liabilities	$409.2	$557.6

	September 30, 2015	December 31, 2014
Other liabilities:
Pension and other retirement employee benefits	$230.1	$244.8
Deferred rent-non-current portion	99.5	104.2
Interest accrued on UTPs	29.0	20.8
Legacy and other tax matters	1.7	8.6
Other	57.0	52.5

Total other liabilities	$417.3	$430.9

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014

Balance January 1,	$21.5	$27.6
Accruals (reversals), net	13.8	5.8
Payments	(11.5)	(11.9)

Balance	$23.8	$21.5

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
	Noncontrolling Interests

Balance January 1,	$230.7	$10.9
Net earnings	5.8	7.9
Dividends	(6.8)	(6.9)
ICRA noncontrolling interest*	—	218.8

Balance	$229.7	$230.7

*	Represents the fair value of the ICRA noncontrolling interest as of the day majority control was acquired.

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FX gain/(loss)	$9.7	7.6	(2.5)	1.5
Legacy Tax benefit	6.4	6.4	6.4	6.4
Joint venture income	3.5	2.6	8.8	7.9
Other	0.1	(0.2)	1.3	(0.3)

Total	$19.7	16.4	14.0	15.5

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Affected line in the consolidated statement of operations
Gains on foreign currency translation adjustments
Liquidation of foreign subsidiary	$—	$0.1	Other non-operating income (expense), net

Total gains on foreign currency translation adjustments	—	0.1

Gains on available for sale securities:
Gains on available for sale securities	0.6	0.8	Other income

Total gains on available for sale securities	0.6	0.8

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.1)	(6.4)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.3)	(3.9)	SG&A expense

Total before income taxes	(3.4)	(10.3)
Income tax effect of item above	1.3	3.9	Provision for income taxes

Total pension and other retirement benefits	(2.1)	(6.4)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.5)	$(5.5)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected line in the consolidated statement of operations
Losses on foreign currency translation adjustments
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	$—	$(4.4)	ICRA gain

Total losses on foreign translation adjustments	—	(4.4)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.1)	(3.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.7)	(1.9)	SG&A expense

Total before income taxes	(1.8)	(5.5)
Income tax effect of item above	0.7	3.0	Provision for income taxes

Total pension and other retirement benefits	(1.1)	(2.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.1)	$(6.9)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	September 30, 2015				September 30, 2014
	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance June 30,	(94.4)	(189.2)	2.8	$(280.8)	(55.9)	8.6	(47.3)
Other comprehensive income/(loss) before reclassifications	—	(41.7)	0.7	(41.0)	—	(87.4)	(87.4)
Amounts reclassified from AOCI	2.1	—	(0.6)	1.5	1.1	—	1.1

Other comprehensive income/(loss)	2.1	(41.7)	0.1	(39.5)	1.1	(87.4)	(86.3)

Balance September 30,	$(92.3)	$(230.9)	$2.9	$(320.3)	$(54.8)	$(78.8)	$(133.6)

	Nine Months Ended
	September 30, 2015				September 30, 2014
	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Total
Balance December 31,	$(105.4)	$(130.7)	$0.9	$(235.2)	$(53.2)	$(1.4)	$(54.6)
Other comprehensive income/(loss) before reclassifications	6.7	(100.1)	2.8	(90.6)	(4.1)	(81.8)	(85.9)
Amounts reclassified from AOCI	6.4	(0.1)	(0.8)	5.5	2.5	4.4	6.9

Other comprehensive income/(loss)	13.1	(100.2)	2.0	(85.1)	(1.6)	(77.4)	(79.0)

Balance September 30,	$(92.3)	$(230.9)	$2.9	$(320.3)	$(54.8)	$(78.8)	$(133.6)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2015	2014	2015	2014
Components of net periodic expense
Service cost	$5.5	$4.6	$0.5	$0.5
Interest cost	4.2	4.2	0.2	0.2
Expected return on plan assets	(3.6)	(3.7)	—	—
Amortization of net actuarial loss from earlier periods	3.1	1.7	0.1	—
Amortization of net prior service costs from earlier periods	0.1	0.2	—	—

Net periodic expense	$9.3	$7.0	$0.8	$0.7

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2015	2014	2015	2014
Components of net periodic expense
Service cost	$16.3	$13.8	$1.6	$1.3
Interest cost	12.7	12.4	0.7	0.7
Expected return on plan assets	(10.8)	(10.7)	—	—
Amortization of net actuarial loss from earlier periods	9.3	5.0	0.3	—
Amortization of net prior service costs from earlier periods	0.5	0.5	—	—

Net periodic expense	$28.0	$21.0	$2.6	$2.0

The Company made a contribution of $21.6 million to its funded pension plan as well as payments of $1.6 million related to its unfunded U.S. DBPPs and $0.8 million to its U.S. other retirement plans during the nine months ended September 30, 2015. The Company anticipates making payments of $2.5 million related to its unfunded U.S. DBPPs during the remainder of 2015.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2015	December 31, 2014
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$300.0
5.50% 2010 Senior Notes, due 2020, net of unamortized discount of $1.7 million in 2015 and $2.0 million in 2014; also includes a fair value adjustment on an interest rate hedge of $17.1 million in 2015 and $5.8 million in 2014	515.4	503.8
4.50% 2012 Senior Notes, due 2022, net of unamortized discount of $2.9 million in 2015 and $3.1 million in 2014	497.1	496.9
4.875% 2013 Senior Notes, due 2024, net of unamortized discount of $2.4 million in 2015 and 2.5 million in 2014	497.6	497.5
2.75% 2014 Senior Notes (5-Year), due 2019, net of unamortized discount of $0.5 million in 2015 and $0.7 million in 2014; also includes a fair value adjustment on an interest rate hedge of $8.4 million in 2015 and $1.4 million in 2014	457.9	450.7
5.25% 2014 Senior Notes (30-Year), due 2044, net of unamortized discount of $1.6 million in 2015 and 2014	298.4	298.4
1.75% 2015 Senior Notes, due 2027	558.1	—

Total long-term debt	$3,124.5	$2,547.3

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

At September 30, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2015 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes all contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2015, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income	$2.8	$1.8	$7.0	$5.1
Expense on borrowings (1)	(29.8)	(38.8)	(88.8)	(90.5)
UTPs and other tax related liabilities (2)	0.4	(1.7)	(6.3)	(3.2)
Legacy Tax	0.7	0.7	0.7	0.7
Capitalized	0.1	0.3	0.4	0.4

Total	$(25.8)	$(37.7)	$(87.0)	$(87.5)

(1)	The three and nine months ended September 30, 2014 both include approximately $11 million in net costs related to the prepayment of the Series 2005-1 Notes.
(2)

The three and nine months ended September 30, 2015 include approximately $2 million in interest income on a tax refund. The nine months ended September 30, 2014 amount includes a $2.0 million reversal of an interest accrual relating to the favorable resolution of an international tax matter.

The following table shows the cash paid for interest:

	Nine Months Ended
	September 30,
	2015	2014
Interest paid	$101.0	$108.4

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$300.0	$324.9	$300.0	$334.6
2010 Senior Notes	515.4	559.0	503.8	564.4
2012 Senior Notes	497.1	530.2	496.9	537.1
2013 Senior Notes	497.6	531.2	497.5	548.4
2014 Senior Notes (5-Year)	457.9	456.7	450.7	454.3
2014 Senior Notes (30-Year)	298.4	311.3	298.4	333.9
2015 Senior Notes	558.1	531.3	—	—

Total	$3,124.5	$3,244.6	$2,547.3	$2,772.7

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

In November 2008, Pursuit Partners, LLC and Pursuit Investment Management, LLC filed an amended complaint adding the Company as a defendant to an existing action, which was then pending in the Superior Court of Connecticut in Stamford against UBS AG, UBS Securities LLC, and a UBS employee (collectively, “UBS”). The Company was served in January 2009, and in October 2011, the Company’s rating agency subsidiary, MIS, was substituted for the Company as a defendant. The action arose out of UBS’s sale of five collateralized debt obligations (“CDOs”) to the plaintiffs, who purchased them on the secondary market in 2007 on behalf of two investment funds under their management. With respect to UBS, the plaintiffs alleged, among other things, that UBS made material misrepresentations and omissions in pre-sale communications with the plaintiffs. With respect to MIS, the plaintiffs alleged, among other things, that, prior to the plaintiffs’ purchases, MIS provided UBS with non-public information about potential downgrades of the ratings of the CDOs while maintaining inappropriate investment-grade ratings on the CDOs. As to all defendants, plaintiffs sought compensatory damages for alleged investment losses of approximately $44 million, as well as, among other things, attorney’s fees, costs, interest, and punitive damages. Plaintiffs’ initial complaint against the Company asserted claims for fraud, violation of the Connecticut Uniform Securities Act (“CUSA”), aiding and abetting fraud and civil theft by UBS, negligent/reckless conduct, unjust enrichment, and civil conspiracy. In March 2012, the court granted MIS’s motion to strike the claim for unjust enrichment but denied MIS’s motion to strike the other claims. In June 2012, after the close of discovery, MIS moved to dismiss all claims against it for lack of standing and also moved for summary judgment. In October 2012, the court granted the motion to dismiss, but in July 2014, the court granted the plaintiffs’ motion for reconsideration and reinstated the action. In October 2014, MIS filed a new motion to dismiss on jurisdictional grounds, which was denied on February 11, 2015. MIS’s motion for summary judgment, originally filed in June 2012, was denied on June 17, 2015. Jury selection for trial began on August 18, 2015, in the Superior Court of Connecticut in Waterbury. On August 21, 2015, prior to the conclusion of jury selection, plaintiffs withdrew all claims against Moody’s, with prejudice, pursuant to a confidential settlement agreement.

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

In January 2014, the Company revised its operating segments to create the new Copal Amba operating segment. The new operating segment consists of all operations from Copal and the operations of Amba, which was acquired in December 2013. The Copal Amba operating segment provides offshore research and analytic services to the global financial and corporate sectors. The Company has determined that the Copal Amba and MA operating segments have similar economic characteristics as set forth in ASC 280. As such, Copal Amba has been combined with MA to form the MA reportable segment and Copal Amba’s revenue is reported in the PS LOB.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products and is generally based on comparable market transactions. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company that exclusively benefit only one segment are fully charged to that segment. Overhead costs and corporate expenses of the Company that benefit both segments are allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. “Eliminations” in the table below represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Three Months Ended September 30,
	2015				2014
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$571.6	$290.1	$(26.8)	$834.9	$568.8	$273.0	$(25.7)	$816.1
Operating, SG&A	268.1	215.6	(26.8)	456.9	263.4	205.5	(25.7)	443.2

Adjusted Operating Income	303.5	74.5	—	378.0	305.4	67.5	—	372.9

Less:
Depreciation and amortization	16.9	11.4	—	28.3	11.6	11.6	—	23.2

Operating income	$286.6	$63.1	$—	$349.7	$293.8	$55.9	$—	$349.7

	Nine Months Ended September 30,
	2015				2014
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,859.1	$838.7	$(79.2)	$2,618.6	$1,766.3	$766.2	$(75.7)	$2,456.8
Operating, SG&A	836.4	636.3	(79.2)	1,393.5	783.7	585.8	(75.7)	1,293.8

Adjusted Operating Income	1,022.7	202.4	—	1,225.1	982.6	180.4	—	1,163.0

Less:
Depreciation and amortization	48.7	36.1	—	84.8	34.4	34.2	—	68.6

Operating income	$974.0	$166.3	$—	$1,140.3	$948.2	$146.2	$—	$1,094.4

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
MIS:
Corporate finance (CFG)	$248.3	$260.7	$866.6	$846.0
Structured finance (SFG)	112.5	102.1	335.0	308.0
Financial institutions (FIG)	89.5	91.8	273.7	269.4
Public, project and infrastructure finance (PPIF)	90.6	88.5	291.2	267.2

Total ratings revenue	540.9	543.1	1,766.5	1,690.6
MIS Other	7.2	3.5	23.1	10.1

Total external revenue	548.1	546.6	1,789.6	1,700.7

Intersegment royalty	23.5	22.2	69.5	65.6

Total	571.6	568.8	1,859.1	1,766.3

MA:
Research, data and analytics (RD&A)	157.9	143.3	465.0	422.3
Enterprise risk solutions (ERS)	92.2	81.1	252.5	208.1
Professional services (PS)	36.7	45.1	111.5	125.7

Total external revenue	286.8	269.5	829.0	756.1

Intersegment revenue	3.3	3.5	9.7	10.1

Total	290.1	273.0	838.7	766.2

Eliminations	(26.8)	(25.7)	(79.2)	(75.7)

Total MCO	$834.9	$816.1	$2,618.6	$2,456.8

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$482.1	$449.1	$1,527.8	$1,335.8
International:
EMEA	215.4	231.4	660.4	715.3
Asia-Pacific	85.5	79.3	270.8	237.8
Americas	51.9	56.3	159.6	167.9

Total International	352.8	367.0	1,090.8	1,121.0

Total	$834.9	$816.1	$2,618.6	$2,456.8

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain license and maintenance revenue in MA; iii) the accounting for certain ERS revenue arrangements where VSOE is not available and iv) the accounting for contract acquisition costs. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016.

In April 2015, the FASB issued ASU No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. In accordance with the ASU a cloud computing arrangement that contains a software license should be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The Company can elect to apply this ASU either retrospectively or prospectively effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact that adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will impact the presentation of debt issuance costs in the Company’s consolidated balance sheets. Additionally, in August 2015, the FASB issued ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU codifies that given the lack of authoritative guidance in ASU 2015-03 regarding line-of-credit arrangements, the SEC staff would not object to a Company deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is applied prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

NOTE 17. SUBSEQUENT EVENT

On October 20, 2015, the Board approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on December 10, 2015 to shareholders of record at the close of business on November 20, 2015.

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of the distribution of research and fixed income pricing services in the Asia-Pacific region, and from ICRA non-ratings services. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2014, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates, except for updates to estimates utilized in the Company’s annual goodwill impairment assessment, which is performed as of July 31 of each year.

Goodwill and Other Acquired Intangible Assets

On July 31 of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment.

The Company has six primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, FSTC and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions, primarily delivered via software that is licensed or sold on a subscription basis. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and implementation services. The Copal Amba reporting unit provides outsourced research and analytical services.

The Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. At July 31, 2013, the Company performed the second step of the goodwill impairment test on all reporting units, which resulted in no impairment of goodwill.

At July 31, 2015 the Company performed quantitative assessments of the RD&A, ERS, FSTC, Copal Amba and ICRA reporting units and a qualitative assessment for the remaining reporting unit. The quantitative assessments did not result in the carrying value of the reporting unit exceeding its fair value. The qualitative analyses resulted in the Company determining that it was not more likely than not that the fair value of this reporting unit was less than its carrying amount. The most significant factors in the qualitative assessment were an assessment of actual to projected results and a comparison of projected results in the prior quantitative analysis compared to the reporting unit’s current year projection. Additionally, the weighted average cost of capital (WACC) is assessed as well as the impact of various macroeconomic conditions and other factors that could impact future cash flows.

The Company quantitatively tested the RD&A, ERS, FSTC, Copal Amba and ICRA reporting units as of July 31, 2015 due to the factors outlined below:

RD&A – this reporting unit was quantitatively tested to set a new baseline valuation that includes the results of Lewtan, which was acquired in the fourth quarter of 2014.

ERS – this reporting unit was quantitatively tested to set a new baseline valuation to include the results of WebEquity, which was acquired in July 2014 and to reflect significant investments made in the business.

FSTC – this reporting unit was quantitatively tested due to the small amount of excess of fair value of the reporting unit over its net assets in prior years.

Copal Amba – this reporting unit was quantitatively tested due to sales growth trending lower than projected at July 31, 2014 and new management in place since January 2015.

ICRA – this reporting unit was tested quantitatively due to it having a readily available fair value based on its stock price.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2015 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units. For the RD&A, ERS, FSTC, Copal Amba and ICRA reporting units, the fair value was calculated as of July 31, 2015. For the MIS reporting unit, the fair value was calculated as of July 31, 2013, as there have been no qualitative factors that have resulted in the Company deeming it necessary to perform a quantitative assessment subsequent to this date.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$48.5	$—	$—	$—	$—
RD&A	178.3	—	—	—	—
ERS	275.9	—	—	—	—
FSTC	83.6	—	—	—	(17.4)
Copal Amba	159.2	—	—	—	(9.1)
ICRA	244.5	—	—	—	—

Totals	$990.0	$—	$—	$—	$(26.5)

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative test (July 31, 2015 for RD&A, ERS, FSTC and Copal Amba; July 31, 2013 for the MIS reporting unit. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

The fair value of each reporting unit, excluding ICRA, was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The DCF analysis requires significant estimates, including projections of future operating results and cash flows of each reporting unit that is based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit which could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments.

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of the date of last quantitative assessment for each reporting unit. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

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

•

WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 9% to 12% as of the date of the last quantitative assessment for each reporting unit. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the last quantitative goodwill assessment for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during the first nine months of 2015 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on continued growth, consistent with operating and strategic plans for the reporting unit where the intangible asset resides. Additionally, there were no events or circumstances during the first nine months of 2015 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

Reportable Segments

The Company is organized into two reportable segments at September 30, 2015: MIS and MA.

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

In June 2014, a subsidiary of the Company acquired a controlling stake in ICRA, a leading provider of credit ratings and research in India. ICRA is part of the MIS reportable segment and its ratings revenue is included in the respective ratings LOBs of MIS while its non-ratings revenue is included in the MIS Other LOB. ICRAs results are reported on a three-month lag. In July 2014, a subsidiary of the Company acquired WebEquity, a leading provider of cloud-based loan origination solutions for financial institutions. WebEquity is part of the MA reporting segment and its revenue is included in the ERS LOB. In October 2014, the Company acquired Lewtan, a leading provider of analytical tools and data for the global structured finance market. Lewtan is part of the MA reportable segment and its revenue is included in the RD&A LOB.

Pursuant to the ICRA acquisition, the Company realigned certain components of its reportable segments in the fourth quarter of 2014. This realignment resulted in the creation of the MIS Other LOB, which now consists of non-ratings revenue from ICRA as well as certain research and fixed income pricing revenue in the Asia-Pacific region which was previously reported in the RD&A LOB of MA. These businesses are all managed by MIS and the expenses from these operations will be included in the MIS reportable segment. All prior period results for both MIS and MA have been restated to reflect this realignment and the impact of the realignment was not significant to MIS’s or MA’s previously reported results.

The following is a discussion of the results of operations of the Company and its reportable segments. Total MIS revenue and total MA expenses include the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products developed by MIS. Total MA revenue and total MIS expenses include intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Overhead charges and corporate expenses that exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company that benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Executive Summary

•

Moody’s revenue in the third quarter of 2015 totaled $834.9 million, an increase of $18.8 million, or 2%, compared to 2014. Excluding the unfavorable impact of changes in FX translation rates, primarily due to the strengthening of the U.S. dollar to the euro and British pound, revenue increased 7% over the prior year reflecting growth in both reportable segments.

•

External MIS revenue was flat compared to the prior year. Excluding the impact of unfavorable changes in FX translation rates, MIS revenue grew 5% and reflected growth in rated issuance volumes for U.S. investment-grade corporate debt coupled with benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the increase reflected higher SFG revenue, most notably in U.S. CREF, EMEA RMBS and structured credit in the U.S. and EMEA. Additionally, revenue from the ICRA Acquisition contributed to the growth over 2014. These increases were partially offset by declines in high-yield corporate debt and bank loans in the U.S. and EMEA. Changes in FX translation rates had an approximate $25 million unfavorable impact on MIS revenue compared to the prior year.

•

External MA revenue was 6% higher than the prior year. Excluding the impact of unfavorable changes in FX translation rates, MA revenue grew 11% reflecting increases in ERS and RD&A. The revenue growth in ERS was primarily due to increases across most product offerings with particular strength in the regulatory solutions and loan origination verticals. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data. The 2014 acquisition of Lewtan also contributed to the growth in RD&A. These results were partially offset by an approximate $12 million unfavorable impact due to changes in FX translation rates and declines in professional services revenue.

•	Total expenses increased $18.8 million, or 4%, compared to the third quarter of 2014. The growth in operating expenses primarily reflected:

•	higher compensation costs of $3.6 million associated with headcount growth and annual compensation increases being partially offset by lower incentive compensation;

•

higher non-compensation expenses of $10.1 million primarily reflecting an increase in professional service costs for various IT and other operational enhancement projects as well as higher variable costs associated with business growth;

•

higher D&A of $5.1 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

The increase in both compensation and non-compensation expense reflects operating costs from the ICRA Acquisition as well as the acquisition of Lewtan.

Changes in FX translation rates had an approximate $20 million favorable impact on total expenses compared to the prior year. Excluding the favorable impact relating to changes in FX translation rates, total expenses increased 8% compared to the prior year.

•

Operating income of $349.7 million in the third quarter of 2015 was flat compared to 2014 and resulted in an operating margin of 41.9%, compared to 42.9% in the prior year. Adjusted Operating Income of $378.0 million in the third quarter of 2015 increased $5.1 million compared to 2014, resulting in an Adjusted Operating Margin of 45.3% compared to 45.7% in the prior year period. Unfavorable changes in FX translation rates negatively impacted both operating income and adjusted operating income by approximately $17 million. The decrease in margins is primarily due to continued investment in the Company’s operations as well as the acquisition of companies that operate at margins below Moody’s historical margins.

•	The ETR in the third quarter of 2015 was 150 BPS lower than the prior year primarily due to lower state income taxes.

•

The decrease in non-operating income (expense) compared to the prior year is primarily due to approximately $11 million in net costs (net of a gain on the termination of an interest rate swap) related to the early repayment of the Series 2005-1 Notes in the third quarter of 2014. This decrease was partially offset by interest on the 2015 Senior Notes that were issued in March 2015. Both periods included a $6.4 million Legacy Tax benefit.

•

Diluted EPS of $1.14 in the third quarter of 2015 increased $0.14 over 2014. Excluding a $0.03 benefit relating to Legacy Tax Matters in both 2015 and 2014, Non-GAAP Diluted EPS in the third quarter of 2015 was $0.14 higher than 2014 Non-GAAP Diluted EPS of $0.97 primarily due to lower non-operating expenses, a lower ETR and fewer diluted shares outstanding resulting from the Company’s share repurchase program.

Moody’s Corporation

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$482.1	$449.1	7%
International:
EMEA	215.4	231.4	(7%)
Asia-Pacific	85.5	79.3	8%
Americas	51.9	56.3	(8%)

Total International	352.8	367.0	(4%)

Total	834.9	816.1	2%

Expenses:
Operating	236.1	236.7	—
SG&A	220.8	206.5	(7%)
Depreciation and amortization	28.3	23.2	(22%)

Total	485.2	466.4	(4%)

Operating income	$349.7	$349.7	—

Adjusted Operating Income (1)	$378.0	$372.9	1%

Interest income (expense), net	$(25.8)	$(37.7)	32%
Other non-operating income (expense), net	$19.7	$16.4	20%
Net income attributable to Moody’s	$231.6	$215.2	8%
Diluted EPS attributable to Moody’s common shareholders	$1.14	$1.00	14%
Non-GAAP EPS attributable to Moody’s common shareholders	$1.11	$0.97	14%
Operating margin	41.9%	42.9%
Adjusted Operating Margin(1)	45.3%	45.7%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% Change
	2015	2014
United States	3,302	3,033	9%
International	6,946	6,704	4%

Total	10,248	9,737	5%

Global revenue of $834.9 million in the third quarter of 2015 increased $18.8 million, or 2%, compared to 2014. Excluding the unfavorable impact of changes in FX translation rates, global revenue grew 7% over the prior year and reflected growth in both reportable segments.

The increase in MIS revenue on a constant currency basis reflects growth in U.S. investment-grade rated issuance volumes and higher infrastructure finance revenue in EMEA and Asia-Pacific. Also contributing to the growth in MIS were increases in CREF revenue in the U.S. and growth across most SFG asset classes in EMEA. Additionally, revenue from the ICRA Acquisition and benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases contributed to the growth over 2014. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans in the U.S. and EMEA as well as an approximate $25 million unfavorable impact due to changes in FX translation rates.

The growth in MA reflects increases in ERS and RD&A. Revenue growth in ERS was primarily due to increases across most product offerings with particular strength in the regulatory solutions and loan origination verticals. In RD&A, revenue growth was driven primarily by credit research and licensing of ratings data as well as the acquisition of Lewtan, which was acquired in the fourth quarter of 2014. These results were partially offset by the impact of unfavorable changes in FX translation rates of approximately $12 million and declines in professional services revenue.

Transaction revenue accounted for 46% of global MCO revenue in the third quarter of 2015 compared to 49% in the prior year.

U.S. revenue of $482.1 million in the third quarter of 2015 increased $33.0 million over the prior year, reflecting growth across all LOBs in both reportable segments.

Non-U.S. revenue of $352.8 million decreased $14.2 million compared to the third quarter of 2014. This decrease is due to declines in MIS, which reflects approximately $25 million relating to unfavorable changes in FX translation rates, being partially offset by growth in MA.

Operating expenses were $236.1 million in the third quarter of 2015, or flat compared to 2014 and included an increase in compensation costs reflecting higher expenses resulting from the impact of annual compensation increases and higher headcount due to business growth and from the ICRA and Lewtan acquisitions. These increases were offset by a decrease in incentive compensation reflecting lower projected achievement against full-year projected results compared to the prior year. The changes above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $220.8 million in the third quarter of 2015 increased $14.3 million from the prior year period reflecting higher compensation and non-compensation expenses of approximately $4 million and $10 million, respectively. The growth in compensation costs was primarily due to higher expenses resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. These increases were partially offset by a decrease in incentive compensation reflecting lower projected achievement against full-year projected results compared to the prior year. The increase in non-compensation expenses reflects higher costs to support various IT and operational enhancement projects as well as higher rent and occupancy costs reflecting various real estate expansion projects worldwide. Additionally, the increase reflects expenses from the ICRA and Lewtan acquisitions. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

D&A increased $5.1 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

Operating income of $349.7 million was flat compared to the third quarter of 2014. Adjusted Operating Income was $378.0 million in the third quarter of 2015 and increased $5.1 million compared to 2014. Unfavorable changes in FX translation rates negatively impacted both operating income and Adjusted Operating Income by approximately $17 million. Operating margin of 41.9% decreased 100 BPS compared to the third quarter of 2014. Adjusted Operating Margin in the third quarter of 2015 of 45.3% decreased 40 BPS compared to the prior year. The decrease in margins is primarily due to the Company’s continued investment in operations as well as the acquisition of companies that operate at margins below Moody’s historical margins.

Interest income (expense), net in the third quarter of 2015 was ($25.8) million, an $11.9 million decrease in expense compared to 2014. The decrease primarily reflects approximately $11 million in net costs (net of a gain on the termination of an interest rate swap) related to the early repayment of the Series 2005-1 Notes in the third quarter of 2014 partially offset by interest on the 2015 Senior Notes which were issued in March 2015.

Other non-operating income (expense), net was $19.7 million in the third quarter of 2015, a $3.3 million increase in income compared to 2014. This increase in income reflected an approximate $2 million increase in FX gains compared to the prior year. The FX gains in the third quarter of 2015 were primarily due to the strengthening of the euro to the British pound over the previous three months. Both periods had a $6.4 million benefit from the resolution of a Legacy Tax Matter.

The Company’s ETR was 32.0% in the third quarter of 2015, compared with 33.5% in 2014 with the decrease primarily due to lower state income tax.

Net Income in the third quarter of 2015 was $231.6 million, or $1.14 per diluted share. This is an increase of $16.4 million, or $0.14 per diluted share, compared to 2014. Excluding benefits from Legacy Tax Matters in both 2015 and 2014, Non-GAAP Diluted EPS of $1.11 in the third quarter of 2015 was $0.14 higher than Non-GAAP Diluted EPS of $0.97 in the same period of the prior year primarily due to lower non-operating expenses, a lower ETR and fewer diluted shares outstanding resulting from the Company’s share repurchase program.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$248.3	$260.7	(5%)
Structured finance (SFG)	112.5	102.1	10%
Financial institutions (FIG)	89.5	91.8	(3%)
Public, project and infrastructure finance (PPIF)	90.6	88.5	2%

Total ratings revenue	540.9	543.1	—

MIS Other	7.2	3.5	106%

Total external revenue	548.1	546.6	—

Intersegment royalty	23.5	22.2	6%

Total	571.6	568.8	—

Expenses:
Operating and SG&A (external)	264.8	259.9	(2%)
Operating and SG&A (intersegment)	3.3	3.5	6%

Adjusted Operating Income	303.5	305.4	(1%)

Depreciation and amortization	16.9	11.6	(46%)

Operating income	$286.6	$293.8	(2%)

Adjusted Operating Margin	53.1%	53.7%
Operating margin	50.1%	51.7%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $548.1 million in the third quarter of 2015 was flat compared to 2014. Excluding unfavorable changes in FX translation rates, MIS revenue grew 5% over the prior year. The growth reflects benefits from the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as higher rated issuance volumes for U.S. investment-grade corporate debt. Additionally, the growth reflects higher SFG revenue in the U.S. and EMEA and revenue from the ICRA acquisition. These increases were partially offset by approximately $25 million relating to unfavorable changes in FX translation rates coupled with declines in rated issuance volumes for high-yield corporate debt and bank loans in the U.S. and EMEA. Transaction revenue for MIS was 58% in the third quarter of 2015 60% in the third quarter of 2014.

In the U.S., revenue was $352.5 million in the third quarter of 2015, an increase of $23.4 million compared to 2014 and reflected changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance volumes for investment-grade corporate debt. Additionally, the increase reflects higher CMBS and banking-related revenue. These increases were partially offset by declines in rated issuance volumes for high-yield corporate debt and bank loans.

Non-U.S. revenue was $195.6 million in the third quarter of 2015, a decrease of $21.9 million compared to 2014 with the decline reflecting approximately $24 million relating to unfavorable changes in FX translation rates. Also, the decrease reflects lower rated issuance volumes for high-yield corporate debt and bank loans in EMEA compared to a strong prior year comparative period coupled with current macroeconomic and geopolitical uncertainties in the region. Partially offsetting these declines were revenue from ICRA, benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as growth across most SFG asset classes in EMEA.

Global CFG revenue of $248.3 million in the third quarter of 2015 was down 5% compared to 2014. Excluding unfavorable changes in FX translation rates, revenue was flat compared to the prior year reflecting robust U.S. investment-grade rated issuance volumes in the third quarter of 2015 due to elevated M&A activity in the sector as well as benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, revenue from the ICRA Acquisition is included in MIS revenue in the third quarter of 2015. These increases were offset by declines in rated issuance volumes for high-yield corporate debt and bank loans in the U.S. and EMEA reflecting macroeconomic uncertainties in the EMEA region coupled with financial market volatility, weaker commodity prices and an increase in credit spreads for high-yield instruments. Transaction revenue represented 65% and 69% of total CFG revenue in the third quarter of 2015 and 2014, respectively. Changes in FX translation rates had an approximate $9 million unfavorable impact on revenue compared to the prior year. In the U.S., revenue was $172.9 million, or $9.0 million higher than the prior year. Internationally, revenue of $75.4 million decreased $21.4 million compared to the prior year.

Global SFG revenue of $112.5 million in the third quarter of 2015 increased $10.4 million, or 10%, compared to 2014. Excluding the impact from unfavorable changes in FX translation rates, SFG revenue grew 15% over 2014. In the U.S., revenue of $78.4 million increased $8.4 million compared to the third quarter of 2014 reflecting an increase in the number of CMBS deals rated as well as larger deals rated for this asset class. The increase also reflects growth in structured credit monitoring revenue and benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases. Non-U.S. revenue in the third quarter of 2015 of $34.1 million increased $2.0 million reflecting growth across most asset classes in EMEA, most notably in the RMBS asset class. Changes in FX translation rates had an approximate $5 million unfavorable impact on revenue compared to the prior year. Transaction revenue was 62% of total SFG revenue in the third quarter of 2015 compared to 59% in the prior year.

Global FIG revenue of $89.5 million in the third quarter of 2015 was $2.3 million lower compared to 2014. Excluding the unfavorable impact of changes in FX translation rates, FIG revenue grew 4% compared to the prior year. In the U.S., revenue was $40.7 million, or 8% higher than the prior year, primarily reflecting the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with revenue from the ICRA Acquisition. Internationally, revenue was $48.8 million in the third quarter of 2015, or $5.3 million lower compared to 2014. This decrease reflected the aforementioned unfavorable impact from changes in FX translation rates and lower rated issuance volumes in the insurance sector in EMEA. These decreases were partially offset by revenue from the ICRA Acquisition. Transaction revenue was 35% of total FIG revenue in the third quarter of 2015 compared to 38% in the same period in 2014.

Global PPIF revenue was $90.6 million in the third quarter of 2015 and increased $2.1 million, or 2%, compared to 2014. Excluding the unfavorable impact from changes in FX translation rates, PPIF revenue grew 7% over the prior year. In the U.S., revenue in the third quarter of 2015 was $58.4 million, an increase of $0.9 million reflecting higher U.S. public finance refunding volumes due to current low benchmark interest rates. Additionally, the growth reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by decreases in project finance revenue. Outside the U.S., PPIF revenue increased $1.2 million compared to 2014, primarily due to higher monitoring fees within infrastructure finance as well as benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by an approximate $4 million unfavorable impact relating to changes in FX translation rates. Transaction revenue was 56% and 58% of total PPIF revenue in third quarter of 2015 and 2014, respectively.

Operating and SG&A expenses in the third quarter of 2015 increased $4.9 million compared to 2014 primarily reflecting higher non-compensation costs of approximately $6 million due to higher costs to support the Company’s IT systems and operational enhancements as well as higher variable costs to support business growth. Additionally, there were higher rent and occupancy costs for various global real estate expansion projects coupled with expenses from the ICRA Acquisition. Compensation expenses were down slightly and reflected a decline in incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year. These decreases were partially offset by annual compensation increases, headcount growth in the ratings LOBs and from the ICRA Acquisition as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Changes in FX translation rates had an approximate $12 million favorable impact on MIS operating expenses in the third quarter of 2015 compared to the prior year.

Adjusted Operating Income and operating income in the third quarter of 2015, which includes intersegment royalty revenue and intersegment expenses, was $303.5 million and $286.6 million, respectively, and were down 1% and 2%, respectively, compared to 2014. Adjusted Operating Margin and operating margin were 53.1% and 50.1%, respectively, or 60 BPS and 160 BPS lower compared to the third quarter of 2014.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

			% Change Favorable (Unfavorable)
	Three months ended September 30,
	2015	2014
Revenue:
Research, data and analytics (RD&A)	$157.9	143.3	10%
Enterprise risk solutions (ERS)	92.2	81.1	14%
Professional services (PS)	36.7	45.1	(19%)

Total external revenue	286.8	269.5	6%

Intersegment revenue	3.3	3.5	(6%)

Total MA Revenue	290.1	273.0	6%

Expenses:
Operating and SG&A (external)	192.1	183.3	(5%)
Operating and SG&A (intersegment)	23.5	22.2	(6%)

Adjusted Operating Income	74.5	67.5	10%

Depreciation and amortization	11.4	11.6	2%

Operating income	$63.1	$55.9	13%

Adjusted Operating Margin	25.7%	24.7%
Operating margin	21.8%	20.5%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $17.3 million compared to the third quarter of 2014 reflecting growth in ERS as well as RD&A, which included revenue from the acquisition of Lewtan. These increases were partially offset by declines in PS. Excluding unfavorable changes in FX translation rates, MA revenue grew 11% compared to the prior year. Recurring revenue comprised 75% and 72% of total MA revenue in the third quarter of 2015 and 2014, respectively.

In the U.S., revenue of $129.6 million in the third quarter of 2015 increased $9.6 million, and reflected growth in RD&A, which included revenue from the acquisition of Lewtan as well as growth in ERS. These increases were partially offset by declines in PS.

Non-U.S. revenue of $157.2 million in the third quarter of 2015 was $7.7 million higher than in 2014 reflecting growth in RD&A and ERS, partially offset by declines in PS and an approximate $12 million unfavorable impact due to changes in FX rates.

Global RD&A revenue of $157.9 million, which comprised 55% and 53% of total external MA revenue in the third quarter of 2015 and 2014, respectively, increased $14.6 million, or 10%, over the prior year period. Excluding an approximate $7 million unfavorable impact due to changes in FX translation rates, RD&A revenue grew 15% compared to the prior year. The growth in revenue on a constant currency basis, which was most notable in the U.S. and EMEA, reflected strong sales of credit research and licensing of ratings data as well as revenue from the acquisition of Lewtan in the fourth quarter of 2014. In the U.S., revenue of $87.7 million increased 16% over the prior year. Non-U.S. revenue of $70.2 million increased 3% and included the unfavorable impact from changes in FX translation rates.

Global ERS revenue in the third quarter of 2015 of $92.2 million increased $11.1 million, or 14%, over 2014. Excluding unfavorable changes in FX translation rates, ERS revenue grew 18%. Revenue growth was primarily due to increases across most product offerings with particular strength in the regulatory solutions and loan origination verticals. These increases were partially offset by an approximate $4 million unfavorable impact related to changes in FX translation rates. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $29.6 million increased 7% compared to the prior year. Non-U.S. revenue of $62.6 million increased 17% and included the aforementioned unfavorable impact from changes in FX translation rates.

Global PS revenue of $36.7 million in the third quarter of 2015 decreased $8.4 million, or 19%, compared to the third quarter of 2014. Excluding unfavorable changes in FX translation rates, revenue was 14% lower than the prior year primarily reflecting the Company’s exiting of certain Copal Amba product lines late in 2014 as well as declines in the core outsourced research and analytical services business where attrition outpaced sales growth. In the U.S., revenue of $12.3 million decreased 28%. Non-U.S. revenue of $24.4 million decreased 13% compared to the prior year and included an approximate $2 million unfavorable impact due to changes in FX translation rates.

Operating and SG&A expenses in the third quarter of 2015 increased $8.8 million compared to 2014. The expense growth reflects an approximate $5 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue- split methodology. Headcount from the acquisition of Lewtan as well as annual merit increases also contributed to the compensation expense growth. Additionally, the expense growth reflects an approximate $4 million increase in non-compensation expenses primarily due to higher costs relating to various IT and operational enhancement projects. Furthermore, the expense growth reflects costs from the acquisition of Lewtan in the fourth quarter of 2014. Changes in FX translation rates had an approximate $8 million favorable impact on MA operating expenses in the third quarter of 2015 compared to the prior year.

Adjusted Operating Income was $74.5 million in the third quarter of 2015 and increased $7.0 million compared to the same period in 2014. Operating income of $63.1 million in the third quarter of 2015 increased $7.2 million compared to the same period in 2014. Adjusted Operating Margin for the third quarter of 2015 was 25.7%, compared to 24.7% in 2014. Operating margin was 21.8% compared to 20.5% in the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Results of Operations

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Executive Summary

•

Moody’s revenue in the first nine months of 2015 totaled $2,618.6 million, an increase of $161.8 million, or 7%, compared to 2014. Excluding an approximate $120 million impact for unfavorable changes in FX translation rates, primarily due to the strengthening of the U.S. dollar to the euro and British pound, revenue grew 11% over the prior year and reflected double-digit growth in both MIS and MA.

•

External MIS revenue was 5% higher compared to the prior year. Excluding the impact from unfavorable changes in FX translation rates, external MIS revenue grew 10% over the prior year. This growth primarily reflects increases in rated issuance volumes for investment-grade corporate debt as well as increases in U.S. PFG refunding volumes and U.S. banking-related issuance. The growth also reflects increases across most SFG asset classes in the U.S. and EMEA, benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as revenue from the ICRA Acquisition. These increases were partially offset by declines in bank loan revenue in the U.S. and EMEA, lower speculative-grade corporate debt revenue in EMEA and an approximate $83 million unfavorable impact due to changes in FX rates.

•

External MA revenue grew 10% compared to the prior year reflecting growth in ERS and RD&A partially offset by declines in PS. Excluding the impact from unfavorable changes in FX translation rates, MA revenue grew 15%. Revenue growth in ERS was primarily due to increases across most product offerings with particular strength in the regulatory solutions and loan origination verticals. Additionally, the acquisition of WebEquity in the third quarter of 2014 also contributed to ERS growth. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data as well as revenue from the acquisition of Lewtan. These results were partially offset by an approximate $37 million unfavorable impact due to unfavorable changes in FX translation rates.

•	Total expenses increased $115.9 million, or 9%, compared to the prior year and primarily reflected:

•	higher compensation costs of approximately $58 million associated with headcount growth, including those from acquired companies, and annual compensation increases;

•

higher non-compensation expenses of approximately $41 million reflecting an increase in professional service costs for various IT and other operational enhancement projects. Additionally, the increase reflected higher variable costs associated with business growth and operating costs from the ICRA, Lewtan and WebEquity acquisitions.

•

Higher D&A of $16.2 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

Changes in FX translation rates had an approximate $60 million favorable impact on total expenses compared to prior year. Excluding the favorable impact relating to changes in FX translation rates, total expenses increased 13%.

•

Operating income of $1,140.3 million increased $45.9 million compared to 2014 and resulted in an operating margin of 43.5%, compared to 44.5% in the prior year. Adjusted Operating Income of $1,225.1 million in the first nine months of 2015 increased $62.1 million compared to 2014, resulting in an Adjusted Operating Margin of 46.8% compared to 47.3% in the prior year period. The decrease in margin is due to continued investment in the Company’s operations as well as the acquisition of companies that operate at a margin below Moody’s historical margin and FX translation. Unfavorable changes in FX translation rates negatively impacted both operating income and Adjusted Operating Income by approximately $60 million.

•

The ETR was flat compared to 2014. The 2015 ETR includes benefits resulting from a favorable state tax ruling and a change in local tax law relating to income apportionment. The 2014 ETR included a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters.

•

Diluted EPS of $3.54 in the first nine months of 2015, which included a $0.03 benefit relating to a Legacy Tax Matter, increased $0.06 over 2014, which included $0.36 related to the ICRA Gain and a $0.03 benefit relating to a Legacy Tax Matter. Excluding the benefits from Legacy Tax Matters in both years and the ICRA Gain in the prior year, Non-GAAP Diluted EPS increased $0.42 primarily due to the aforementioned growth in operating income coupled with a 5% decline in the diluted weighted average number of shares outstanding reflecting the Company’s share repurchase program.

Moody’s Corporation

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$1,527.8	$1,335.8	14%

International:
EMEA	660.4	715.3	(8%)
Asia-Pacific	270.8	237.8	14%
Americas	159.6	167.9	(5%)

Total International	1,090.8	1,121.0	(3%)

Total	2,618.6	2,456.8	7%

Expenses:
Operating	724.4	674.8	(7%)
SG&A	669.1	619.0	(8%)
Depreciation and amortization	84.8	68.6	(24%)

Total	1,478.3	1,362.4	(9%)

Operating income	$1,140.3	$1,094.4	4%

Adjusted Operating Income (1)	$1,225.1	$1,163.0	5%

Interest income (expense), net	$(87.0)	$(87.5)	1%
Other non-operating income (expense), net	$14.0	$15.5	(10%)
ICRA Gain	$—	$102.8	(100%)
Net income attributable to Moody’s	$723.4	$752.4	(4%)
Diluted EPS attributable to Moody’s common shareholders	$3.54	$3.48	2%
Non-GAAP EPS attributable to Moody’s common shareholders	$3.51	$3.09	14%
Operating margin	43.5%	44.5%
Adjusted Operating Margin(1)	46.8%	47.3%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $2,618.6 million in the first nine months of 2015 increased $161.8 million, or 7%, compared to 2014. Excluding the unfavorable impact from changes in FX translation rates, global revenue grew 11% compared to 2014 and reflected double-digit growth in both MIS and MA.

The growth in MIS revenue primarily reflects increases in rated issuance volumes for investment-grade corporate debt as well as increases in U.S. PFG refunding volumes and U.S. banking-related issuance. The growth also reflects increases across most SFG asset classes in the U.S. and EMEA, benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases and revenue from the ICRA Acquisition. These increases were partially offset by declines in bank loan revenue in the U.S. and EMEA, lower speculative-grade corporate debt revenue in EMEA and an approximate $83 million unfavorable impact due to changes in FX rates.

The growth in MA revenue reflects increases in all product offerings in ERS, with particular strength in the regulatory solutions and loan origination verticals. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data. The 2014 acquisitions of Lewtan and WebEquity also contributed to growth in RD&A and ERS, respectively. These results were partially offset by an approximate $37 million unfavorable impact due to unfavorable changes in FX translation rates.

Transaction revenue accounted for 50% of global MCO revenue in both the first nine months of 2015 and 2014.

U.S. revenue of $1,527.8 million in the first nine months of 2015 increased $192.0 million over the prior year reflecting growth across all LOBs in both reportable segments excluding PS within MA.

Non-U.S. revenue of $1,090.8 million decreased $30.2 million compared to the first nine months of 2014 reflecting declines in ratings revenue in EMEA due to unfavorable changes in FX translation rates coupled with declines in high-yield corporate debt and bank loan issuance resulting from current macroeconomic and geopolitical uncertainties in the region. These declines were partially offset by higher ratings revenue in Asia-Pacific, primarily due to the ICRA Acquisition, as well as growth across all regions in ERS and RD&A within MA. Changes in FX translation rates had an approximate $116 million unfavorable impact on non-U.S. revenue compared to the prior year.

Operating expenses were $724.4 million in the first nine months of 2015 and increased $49.6 million from 2014 reflecting increases in compensation and non-compensation costs of approximately $33 million and $17 million, respectively. The increase in compensation costs reflected higher expenses resulting from the impact of annual compensation increases as well as higher headcount due to business growth and from acquisitions. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to value the obligations and the use of a new mortality table. These increases were partially offset by a decrease in incentive compensation reflecting lower projected achievement against full-year targeted results compared to the prior year. The increase in non-compensation expenses reflected higher costs to support various IT and other operational enhancement projects, higher variable costs to support business growth and expenses from acquired companies. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $669.1 million in the first nine months of 2015 increased $50.1 million compared to the prior year period reflecting higher compensation and non-compensation expenses of approximately $25 million each. The growth in compensation costs was primarily due to higher expenses resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to value the obligations and the use of a new mortality table. These increases were partially offset by a decrease in incentive compensation reflecting lower projected achievement against full-year targeted results compared to the prior year. The increase in non-compensation expenses reflects higher costs to support various IT and other operational enhancement projects as well as higher rent and occupancy costs reflecting various real estate expansion projects worldwide. Additionally, the increase reflects non-compensation expenses from the ICRA, WebEquity and Lewtan acquisitions in the second half of 2014. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

D&A increased $16.2 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

Operating income of $1,140.3 million increased $45.9 million from the first nine months of 2014. Adjusted Operating Income was $1,225.1 million in the first nine months of 2015 and increased $62.1 million compared to 2014. Operating margin decreased 100 BPS compared to the first nine months of 2014. Adjusted Operating Margin in the first nine months of 2015 of 46.8% decreased 50 BPS compared to the prior year. The decrease in the margins is due to continued investment in the Company’s operations as well as the acquisition of companies that operate at a margin below Moody’s historical margin and FX translation. Unfavorable changes in FX translation rates negatively impacted both operating income and Adjusted Operating Income by approximately $60 million.

Interest income (expense), net in the first nine months of 2015 was ($87.0) million, or flat compared to 2014 reflecting higher interest on borrowings due to the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014 as well as the issuance of the 2015 Senior Notes. These increases were offset by $11 million in net costs (net of a gain on the termination of an interest rate swap) related to the early repayment of the Series 2005-1 Notes in the third quarter of 2014.

Other non-operating income (expense), net was $14.0 million in the first nine months of 2015, a $1.5 million decrease in income compared to 2014 primarily due to FX losses of approximately $3 million in 2015 compared to FX gains of approximately $2 million in 2014. The FX losses in 2015 primarily reflect the decline of the euro to the British pound in the first nine months of 2015 coupled with losses on the Company’s cross-currency swap more fully discussed in Note 7 to the condensed consolidated financial statements. Both periods include a $6.4 million benefit from the resolution of a Legacy Tax Matter.

The Company’s ETR was 31.7% in the first nine months of 2015, or flat compared to 2014. The 2015 ETR includes benefits from a state tax ruling and a change in local tax law relating to income apportionment. The 2014 ETR includes a benefit related to the reversal of UTPs resulting from the favorable resolution of certain international tax matters.

Net Income in the first nine months of 2015 was $723.4 million, or $3.54 per diluted share. Diluted EPS was $0.06 higher compared to 2014 which included 0.36 related to the ICRA Gain. Excluding a $0.03 benefit from Legacy Tax Matters in both years and the $0.36 impact of the ICRA Gain in the prior year, Non-GAAP Diluted EPS increased $0.42 primarily due to the aforementioned growth in operating income coupled with a 5% decline in the diluted weighted average number of shares outstanding reflecting the Company’s share repurchase program.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$866.6	$846.0	2%
Structured finance (SFG)	335.0	308.0	9%
Financial institutions (FIG)	273.7	269.4	2%
Public, project and infrastructure finance (PPIF)	291.2	267.2	9%

Total ratings revenue	1,766.5	1,690.6	4%

MIS Other	23.1	10.1	129%

Total external revenue	1,789.6	1,700.7	5%

Intersegment royalty	69.5	65.6	6%

Total	1,859.1	1,766.3	5%

Expenses:
Operating and SG&A (external)	826.7	773.6	(7%)
Operating and SG&A (intersegment)	9.7	10.1	4%

Adjusted Operating Income	1,022.7	982.6	4%

Depreciation and amortization	48.7	34.4	(42%)

Operating income	$974.0	$948.2	3%

Adjusted Operating Margin	55.0%	55.6%
Operating margin	52.4%	53.7%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,789.6 million in the first nine months of 2015 increased $88.9 million, or 5%, compared to 2014. Excluding unfavorable changes in FX translation rates, MIS revenue grew 10% over the prior year and reflected growth across all LOBs. Transaction revenue for MIS was 62% in the first nine months of 2015 compared to 61% in the prior year.

In the U.S., revenue of $1,136.0 million increased $138.7 million compared to 2014 primarily reflecting higher rated issuance volumes for investment-grade corporate debt as well as higher public finance refunding volumes. The increase also reflects growth across most asset classes in SFG coupled with higher banking revenue. Additionally, changes in the mix of fee type, new fee initiatives and certain pricing increases contributed to the growth compared to the prior year. These increases were partially offset by lower bank loan rated issuance volumes compared to the prior year.

Non-U.S. revenue was $653.6 million in the first nine months of 2015, a decrease of $49.8 million compared to 2014 reflecting an approximate $79 million unfavorable impact relating to changes in FX translation rates compared to the prior year. The decline also reflects lower revenue from rating bank loans and high-yield corporate debt as well as lower indicative ratings revenue in the EMEA region. These decreases were partially offset by the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases, higher investment-grade revenue in EMEA and Asia-Pacific, growth across most SFG asset classes in EMEA and revenue from the ICRA Acquisition.

Global CFG revenue of $866.6 million in the first nine months of 2015 increased $20.6 million, or 2%, from 2014. Excluding unfavorable changes in FX translation rates, revenue grew 6% over the prior year primarily due to benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as higher rated issuance volumes for investment-grade corporate debt in the U.S. The growth in rated issuance volumes for investment-grade corporate debt reflects an increase M&A activity and continued favorable market conditions. Additionally, revenue from the ICRA Acquisition and higher monitoring fees reflecting growth in the number of outstanding rated issuances contributed to the increase over the prior year. These increases were partially offset by a decline in bank loan revenue in the U.S. as issuers utilized alternative methods to fund liquidity needs and banks reduced supply to adhere more closely to the U.S. Shared National Credit Program regarding highly leveraged transactions. The increases were also partially offset by declines in high-yield corporate debt and bank loan issuance in EMEA which began in the in the second quarter of 2015 and reflects current macroeconomic and geopolitical uncertainties in the region. Additionally, there was an approximate $34 million unfavorable impact due to changes in FX translation rates. Transaction revenue represented 70% of total CFG revenue in the first nine months of 2015, compared to 72% in the prior year period. In the U.S., revenue in the first nine months of 2015 was $581.4 million, or $63.6 million higher than the prior year. Non-U.S. revenue of $285.2 million in the first nine months of 2015 decreased $43.0 million compared to the prior year and included the aforementioned unfavorable impact due to changes in FX translation rates.

Global SFG revenue of $335.0 million in the first nine months of 2015 increased $27.0 million, or 9% compared to 2014. Excluding the impact of unfavorable changes in FX translation rates, SFG revenue grew 14%. This growth is primarily due to higher CMBS, structured credit and RMBS revenue in the U.S. The growth in CMBS issuance was primarily due to higher refinancing activity reflecting a large volume of maturing instruments in 2015 coupled with larger sized deals being rated. The growth in structured credit revenue was primarily due to higher monitoring fees resulting from growth in the number of monitored instruments as well as improved market coverage compared to the prior year. The growth in U.S. RMBS revenue reflects an increase in deals rated and improved market coverage over the prior year. Additionally, growth across most asset classes in EMEA and Asia as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases contributed to the increase over 2014. Partially offsetting these increases was an approximate $17 million unfavorable impact from changes in FX rates compared to the prior year. Transaction revenue was 63% of total SFG revenue in the first nine months of 2015 compared to 60% in the prior year. In the U.S., revenue of $236.3 million increased $30.8 million compared to the first nine months of 2014. Non-U.S. revenue in the first nine months of 2015 of $98.7 million decreased $3.8 million compared to the prior year and included the aforementioned unfavorable impact from changes in FX translation rates.

Global FIG revenue of $273.7 million in the first nine months of 2015 grew $4.3 million, or 2%, compared to 2014. Excluding unfavorable changes in FX translation rates, FIG revenue grew 9% due to the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Additionally, the growth reflects higher rated issuance volumes in the U.S. banking sector reflecting issuers continuing to take advantage of favorable market conditions as well as revenue from the ICRA Acquisition. These increases were partially offset by an approximate $19 million unfavorable impact from changes in FX rates. Transaction revenue was 37% of total FIG revenue in the first nine months of 2015 compared to 36% in the same period in 2014. In the U.S., revenue was $120.1 million, or 12% higher compared to the prior year. Non-U.S. revenue was $153.6 million in the first nine months of 2015, or $8.6 million lower compared to 2014 and included the aforementioned unfavorable impact from changes in FX translation rates.

Global PPIF revenue of $291.2 million increased $24.0 million, or 9%, compared to 2014. Excluding unfavorable changes in FX translation rates, PPIF revenue grew 14% compared to the prior year. The growth reflects higher U.S. public finance refunding volumes due to continued low benchmark interest rates as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were partially offset by lower U.S. infrastructure finance revenue compared to a strong prior year comparative period as well as an approximate $12 million unfavorable impact from changes in FX rates. Transaction revenue was 61% of total PPIF revenue for the first nine months of 2015 compared to 58% in the prior year. In the U.S., revenue in the first nine months of 2015 was $191.4 million and increased $24.6 million compared to 2014. Non-U.S. PPIF revenue of $99.8 million decreased $0.6 million compared to 2014 and included the aforementioned unfavorable impact from changes in FX translation rates.

Operating and SG&A expenses in the first nine months of 2015 increased $53.1 million compared to 2014 reflecting both higher compensation and non-compensation costs of approximately $29 million and $24 million, respectively. The increase in compensation costs reflects annual compensation increases, headcount growth in the ratings LOBs and from the ICRA Acquisition as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. These increases were partially offset by decreases in incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year. The increase in non-compensation expenses reflects higher costs to support various IT and operational enhancement projects and higher variable costs correlated with business growth. Also, there were higher rent and occupancy costs for various global real estate expansion projects as well as ICRA expenses. Changes in FX translation rates had an approximate $35 million favorable impact on MIS operating expenses in the first nine months of 2015 compared to the prior year.

Adjusted Operating Income and operating income in the first nine months of 2015, which includes intersegment royalty revenue and intersegment expenses, were $1,022.7 million and $974.0 million, respectively, and increased $40.1 million and $25.8 million, respectively, compared to 2014. Adjusted Operating Margin and operating margin were 55.0% and 52.4%, respectively, compared to 55.6% and 53.7% in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Research, data and analytics (RD&A)	$465.0	$422.3	10%
Enterprise risk solutions (ERS)	252.5	208.1	21%
Professional services (PS)	111.5	125.7	(11%)

Total external revenue	829.0	756.1	10%

Intersegment revenue	9.7	10.1	(4%)

Total MA Revenue	838.7	766.2	9%

Expenses:
Operating and SG&A (external)	566.8	520.2	(9%)
Operating and SG&A (intersegment)	69.5	65.6	(6%)

Adjusted Operating Income	202.4	180.4	12%

Depreciation and amortization	36.1	34.2	(6%)

Operating income	$166.3	$146.2	14%

Adjusted Operating Margin	24.1%	23.5%
Operating margin	19.8%	19.1%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue of $829.0 million increased $72.9 million, or 10% compared to the first nine months of 2014. Excluding unfavorable changes in FX translation rates, MA revenue grew 15% reflecting growth in RD&A and ERS, which included revenue from the acquisition of Lewtan and WebEquity, respectively. Recurring revenue comprised 76% and 75% in the first nine months of 2015 and 2014, respectively.

In the U.S., revenue of $391.8 million in the first nine months of 2015 increased $53.3 million, and reflected growth in RD&A and ERS, which included revenue from Lewtan and WebEquity, respectively. These increases were partially offset by declines in PS.

Non-U.S. revenue of $437.2 million in the first nine months of 2015 was $19.6 million higher than in 2014 reflecting growth in all regions within RD&A and ERS partially offset by an approximate $37 million unfavorable impact from changes in FX translation rates and declines in PS revenue.

Global RD&A revenue of $465.0 million, which comprised 56% of total external MA revenue in both the first nine months of 2015 and 2014, increased $42.7 million, or 10% over the prior year period. Excluding unfavorable changes in FX translation rates, RD&A revenue grew 15% over the prior year. The growth over the prior year was most notable in the U.S. and EMEA, primarily due to strong sales of credit research, licensing of ratings data, and economic analysis and data. The acquisition of Lewtan in late 2014 also contributed to growth over the prior year. In the U.S., revenue of $261.7 million in the first nine months of 2015 increased $36.7 million compared to 2014. Internationally, revenue of $203.3 million increased $6.0 million, or 3%, compared to the first nine months of 2014, and included an approximate $21 million unfavorable impact related to unfavorable changes in FX translation rates.

Global ERS revenue in the first nine months of 2015 of $252.5 million increased $44.4 million, or 21% over 2014. Excluding unfavorable changes in FX translation rates, ERS revenue grew 27% over the prior year primarily due to increases across all product offerings with particular strength in the regulatory solutions and loan origination verticals. Additionally, the acquisition of WebEquity contributed to the revenue growth. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation services and license revenue in a relatively small number of engagements. In the U.S., revenue of $91.7 million in the first nine months of 2015 increased $20.6 million compared to 2014. Non-U.S. revenue of $160.8 million increased $23.8 million, or 17%, compared to the first nine months of 2014 and included an approximate $12 million unfavorable impact relating to unfavorable changes in FX translation rates.

Revenue from PS of $111.5 million decreased $14.2 million, or 11%, compared to the first nine months of 2014. Excluding the unfavorable impact from changes in FX translation rates, PS revenue declined 8% compared to the prior year primarily due to the Company’s exiting certain Copal Amba product lines late in 2014 as well as attrition outpacing sales growth at Copal Amba as global banks adjusted their business activities. In the U.S., revenue of $38.4 million in the first nine months of 2015 decreased $4.0 million compared to 2014. Non-U.S. revenue of $73.1 million decreased $10.2 million compared to the first nine months of 2014 and included approximately $5 million in unfavorable impacts related to changes in FX translation rates.

Operating and SG&A expenses of $566.8 million in the first nine months of 2015 increased $46.6 million compared to 2014. The expense growth reflects an approximate $30 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue-split methodology. Headcount from the acquisitions of WebEquity and Lewtan as well as annual merit increases also contributed to the compensation expense growth. Additionally, there was an approximate $17 million increase in non-compensation expenses primarily due to costs related to ERS product development and project delivery as well as the inclusion of Lewtan and WebEquity expenses. Changes in FX translation rates had an approximate $23 million favorable impact on MA operating expenses in the first nine months of 2015 compared to the prior year.

Adjusted Operating Income was $202.4 million in the first nine months of 2015 and increased $22.0 million compared to the same period in 2014. Operating income of $166.3 million in the first nine months of 2015 increased $20.1 million compared to the same period in 2014. Adjusted Operating Margin for the first nine months of 2015 was 24.1%, compared to 23.5% in 2014. Operating margin was 19.8% compared to 19.1% in the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2015	2014
Net cash provided by operating activities	$893.5	$709.8	$183.7
Net cash used in investing activities	$(81.5)	$(244.6)	$163.1
Net cash used in financing activities	$(512.5)	$(393.4)	$(119.1)
Free Cash Flow*	$827.6	$653.0	$174.6

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Net cash flows from operating activities increased $183.7 million compared to the prior year. The following non-cash items partially offset by a decrease in net income of $35.4 million (prior year net income included the non-cash net-of-tax ICRA Gain) impacted cash provided by operating activities in the first nine months of 2015 compared to the same period in 2014:

•

A $24.0 million decrease in deferred tax expense reflecting an increase in deferred tax liabilities in 2014 relating to the ICRA Gain. The decrease also reflects a reversal of deferred tax assets in 2014 relating to a tax payment to settle a local tax matter;

•

a $16.2 million increase in depreciation and amortization primarily reflecting intangible assets acquired in Company’s 2014 acquisitions as well as an increase in the Company’s capital expenditures to support investment in IT infrastructure and operations;

•	a $102.8 million increase reflecting the non-cash ICRA Gain in the prior year.

In addition to the items discussed above, the following working capital changes resulted in higher net cash flows provided by operating activities:

•	an approximate $81 million increase relating to the timing of tax payments;

•	a $72.9 million increase from changes in accounts receivable primarily reflecting overall business growth;

partially offset by:

•

an approximate $28 million decrease primarily relating to higher incentive compensation payouts in 2015 compared to 2014 which reflected greater achievement against full-year targeted results in 2014 compared to achievement in 2013 as well as higher headcount.

Additionally, the Company made approximately $22 million and $21 million in contributions to its funded U.S. pension plan in 2015 and 2014, respectively.

Net cash used in investing activities

The $163.1 million decrease in cash used in investing activities is primarily due to:

•

cash paid, net of cash acquired, of $80.5 million to acquire additional equity shares of ICRA Limited. The acquisition of these shares resulted in the Company obtaining a controlling interest in ICRA. The 2014 amount also includes $130.0 million in net cash paid for the acquisition of WebEquity;

•	cash received of $20.8 million in the first quarter of 2015 related to settlements of certain of the Company’s net investment hedges;

partially offset by:

•	higher net purchases of investments of $54.5 million reflecting the Company’s investment of excess non-U.S. cash balances.

Net cash used in financing activities

The $119.1 million increase in cash used in financing activities was attributed to:

•	treasury shares repurchased of $905.6 million in the first nine months of 2015 compared to $780.2 million repurchased in the prior year period;

•

a decrease in proceeds received from the exercise of employee stock options of $62.5 million reflecting a lower amount of employee stock options exercised in the first nine months of 2015 compared to 2014;

•

higher dividends paid to MCO shareholders of $26.8 million reflecting $1.02 per share paid in the first nine months of 2015 compared to $0.84 per share paid in the same period of the prior year partially offset by lower shares outstanding;

partially offset by:

•	higher net proceeds from the issuance of notes payable of $105.1 million.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1.9 billion at September 30, 2015 consisted of approximately $1.5 billion located outside of the U.S. Approximately 40% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At September 30, 2015, Moody’s had $3.1 billion of outstanding debt and $1.0 billion of additional capacity available under the 2015 Facility. At September 30, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2015, there were no such cross defaults.

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

On May 11, 2015, the Company entered into a five-year unsecured revolving credit facility with the capacity to borrow up to $1 billion. The 2015 Facility replaces the $1 billion 2012 Facility that was scheduled to expire in April 2017 and is more fully described in Note 13 to the condensed consolidated financial statements. At September 30, 2015, there were no borrowings outstanding under this facility.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	Total
2015 (after September 30,)	$—	$—	$—	$—	$—	$—	$—	$—
2016	—	—	—	—	—	—	—	—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
Thereafter	—	500.0	500.0	500.0	—	300.0	558.1	2,358.1

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$300.0	$558.1	$3,108.1

(1)	Based on end of quarter FX rates

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In October 2015, the Board of Directors of the Company declared a quarterly dividend of $0.34 per share of Moody’s common stock, payable on December 10, 2015 to shareholders of record at the close of business on November 20, 2015. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2014, the Board authorized an additional $1.0 billion of share repurchase authority that has a remaining repurchase authority of approximately $658 million at September 30, 2015. Full-year 2015 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf Lease has an initial term of 17.5-years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of September 30, 2015 are approximately £96 million, of which approximately £8 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of September 30, 2015, including the aforementioned rent credits, are approximately $424 million, of which approximately $31 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

Off-Balance Sheet Arrangements

At September 30, 2015, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2015:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$4,230.0	$117.9	$517.5	$1,140.6	$2,454.0
Operating lease obligations	845.7	86.6	173.9	144.0	441.2
Purchase obligations	89.8	54.0	34.9	0.9	—
Pension obligations(2)	152.6	28.4	15.8	43.2	65.2

Total(3)	$5,318.1	$286.9	$742.1	$1,328.7	$2,960.4

(1)

Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 13 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $210.1 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 20, 2015, the Board approved the declaration of a quarterly dividend of $0.34 per share of Moody’s common stock, payable on December 10, 2015 to shareholders of record at the close of business on November 20, 2015.

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

Constant Currency Measures:

The Company presents revenue and operating expense growth on a constant currency basis because management deems this metric to be a useful measure of assessing the operations of the Company in times of foreign exchange rate volatility. Constant currency measures exclude the impact of changes in foreign exchange rates on operating results. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average foreign exchange translation rates and current year as reported results. Growth rates on a constant currency basis are determined based on the difference between current period revenue and operating expense translated using prior period comparative weighted average exchange rates and prior period as reported results divided by prior as reported results. Below is a reconciliation of the Company’s as reported revenue and operating expense changes to the changes on a constant currency basis:

Three Months Ended September 30, 2015
CFG	SFG	FIG	PPIF	MIS Other	Total MIS
Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
$ %	$ %	$ %	$ %	$ %	$ %
Reported change	(12.4)	(5%)	10.4	10%	(2.3)	(3%)	2.1	2%	3.7	106%	1.5	—
FX impact	9.0	4%	5.4	5%	6.0	7%	3.8	5%	0.3	8%	24.5	5%

Constant currency change	(3.4)	(1%)	15.8	15%	3.7	4%	5.9	7%	4.0	114%	26.0	5%

RD&A	ERS	PS	Total MA
Revenue	Revenue	Revenue	Revenue
$ %	$ %	$ %	$ %
Reported change	14.6	10%	11.1	14%	(8.4)	(19%)	17.3	6%
FX impact	6.5	5%	3.9	4%	1.9	5%	12.3	5%

Constant currency change	21.1	15%	15.0	18%	(6.5)	(14%)	29.6	11%

	MCO		MCO
	Revenue		Expense
	$	%	$	%
Reported change	18.8	2%	18.8	4%
FX impact	36.8	5%	20.3	4%

Constant currency change	55.6	7%	39.1	8%

	Nine Months Ended September 30, 2015
	CFG		SFG		FIG		PPIF		MIS Other		Total MIS
	Revenue		Revenue		Revenue		Revenue		Revenue		Revenue
	$ %		$ %		$ %		$ %		$ %		$ %
Reported change	20.6	2%	27.0	9%	4.3	2%	24.0	9%	13.0	129%	88.9	5%
FX impact	33.7	4%	17.3	5%	19.2	7%	12.1	5%	0.6	6%	82.9	5%

Constant currency change	54.3	6%	44.3	14%	23.5	9%	36.1	14%	13.6	135%	171.8	10%

RD&A	ERS	PS	Total MA
Revenue	Revenue	Revenue	Revenue
$ %	$ %	$ %	$ %
Reported change	42.7	10%	44.4	21%	(14.2)	(11%)	72.9	10%
FX impact	20.5	5%	12.3	6%	4.5	3%	37.3	5%

Constant currency change	63.2	15%	56.7	27%	(9.7)	(8%)	110.2	15%

	MCO		MCO
	Revenue		Expense
	$ %		$ %
Reported change	161.8	7%	115.9	9%
FX impact	120.2	4%	59.8	4%

Constant currency change	282.0	11%	175.7	13%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating income	$349.7	$349.7	$1,140.3	$1,094.4
Adjustments:
Depreciation and amortization	28.3	23.2	84.8	68.6

Adjusted Operating Income	$378.0	$372.9	$1,225.1	$1,163.0

Operating Margin	41.9%	42.9%	43.5%	44.5%
Adjusted Operating Margin	45.3%	45.7%	46.8%	47.3%

	Full-Year Ended December 31, 2015
Operating margin guidance	Approximately 43%
Depreciation and amortization	Approximately 3%

Adjusted Operating Margin guidance	Approximately 46%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the ICRA Gain in the second quarter of 2014 and Legacy Tax benefits in both the third quarter of 2015 and 2014 to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted EPS - GAAP	$1.14	$1.00	$3.54	$3.48
ICRA Gain	—	—	—	(0.36)
Legacy Tax benefit	(0.03)	(0.03)	(0.03)	(0.03)

Diluted EPS - Non-GAAP	$1.11	$0.97	$3.51	$3.09

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

	Nine months ended September 30,
	2015	2014
Net cash flows provided by operating activities	$893.5	$709.8
Capital additions	(65.9)	(56.8)

Free cash flow	$827.6	$653.0

Net cash used in investing activities	$(81.5)	$(244.6)
Net cash used in financing activities	$(512.5)	$(393.4)

	Full year ended December 31, 2015
Net cash flows provided by operating activities guidance	Approximately $1.1 billion
Capital additions guidance	Approximately $90 million

Free cash flow guidance	Approximately $1.0 billion

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

Full-year 2015 Moody’s Corporation guidance
MOODY’S CORPORATION	Current guidance as of the filing of this Form 10-Q	Last publicly disclosed guidance on September 30, 2015
Revenue	growth in the mid-single-digit percent range	NC
Operating Expenses	growth in the mid-single-digit percent range	NC
Depreciation & amortization	Approximately $120 million	NC
Operating Margin	Approximately 43%	NC
Adjusted Operating Margin	Approximately 46%	NC
Effective tax rate	Approximately 31% - 32%	NC
GAAP EPS	$4.55 to $4.65	NC
Capital expenditures	Approximately $90 million	Approximately $100 - $110 million
Free cash flow	Approximately $1 billion	NC
Share repurchases	Approximately $1 billion (subject to available cash, market conditions and other ongoing capital allocation decisions)	NC
Full-year 2015 revenue guidance
MIS	Current guidance as of the filing of this Form 10-Q	Last publicly disclosed guidance on September 30, 2015
MIS global	growth in the mid-single-digit percent range	NC
MIS U.S.	growth in the low-double-digit percent range	NC
MIS Non-U.S.	decline in the mid-single-digit percent range	decline in the low-single-digit percent range
CFG	approximately flat	growth in the mid-single-digit percent range
SFG	growth in the mid-single-digit percent range	NC
FIG	growth in the low-single-digit percent range	NC
PPIF	growth in the high-single-digit percent range	growth in the low-double-digit percent range
MA
MA global	growth in the mid-single-digit percent range	NC
MA U.S.	growth in the low-double-digit percent range	NC
MA Non-U.S.	approximately flat	growth in the low-single-digit percent range
RD&A	growth in the high-single-digit percent range	NC
ERS	growth in the mid-single-digit percent range	NC
PS	decline in the low-double-digit percent range	NC

NC- There is no difference between the Company’s current guidance and the last publicly disclosed guidance for this item.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business; ii) the accounting for certain license and maintenance revenue in MA; iii) the accounting for certain ERS revenue arrangements where VSOE is not available and iv) the accounting for contract acquisition costs. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016.

In April 2015, the FASB issued ASU No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. In accordance with the ASU a cloud computing arrangement that contains a software license should be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The Company can elect to apply this ASU either retrospectively or prospectively effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact that adoption of this update will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will impact the presentation of debt issuance costs in the Company’s consolidated balance sheets. Additionally, in August 2015, the FASB issued ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU codifies that given the lack of authoritative guidance in ASU 2015-03 regarding line-of-credit arrangements, the SEC staff would not object to a Company deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is applied prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

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

On January 6, 2015, two additional rules (generally referred to as “Regulatory Technical Standards” or “RTSs”) of direct relevance to the CRA industry were published in the Official Journal of the European Union: (i) CRAs’ reporting requirements to ESMA on their fees; and (ii) the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). The RTSs were the final pieces of the rulemaking requirements that CRA3 imposed on ESMA and the EU’s legislative tripartite (the European Commission, the European Parliament and the Council of the European Union). Separately, CRA3 also requires that ESMA and / or the European Commission produce several reports on the industry’s structure and the use of ratings. In October 2015, ESMA published its reports, wherein it acknowledged the impact of regulation on the industry, and stated that it will continue to monitor the industry structure over the next three to five years. The European Commission is expected to publish its reports in early 2016.

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

Moody’s aggregate cash and cash equivalents and short-term investments of $1.9 billion at September 30, 2015 consisted of $1.5 billion located outside of the U.S. Approximately 53% of the Company’s aggregate cash and cash equivalents and short-term investments at September 30, 2015 were held in currencies other than the U.S. dollar. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and British pound, could reduce the reported amount of cash and cash equivalents and short-term investments.

The following discussion outlines material changes in the Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2014:

Long-term debt designated as a net investment hedge:

During the third quarter of 2015, the Company designated €400 million of the 2015 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $40 million unfavorable adjustment to OCI. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

Net investment hedge

During the third quarter of 2015, the Company entered into a net investment hedge to mitigate FX exposure relating to certain assets and liabilities denominated in GBP held by a euro functional currency subsidiary. If the euro were to weaken 10% relative to the GBP, there would be an approximate $3 million unfavorable impact to the fair value of the forward contracts. The change in fair value of the foreign exchange forward contracts would be offset by FX translation gains or losses recorded in AOCI.

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

Interest rate swaps designated as a fair value hedge:

Furthermore, in the first quarter of 2015, the Company entered into interest rate swaps with a notional amount of $200 million to convert the fixed rate of interest on the remaining portion of the 2014 Senior Notes (5-year) to a floating interest rate based on the 3-month LIBOR. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $45 million change to the fair value of the Company’s total interest rate swap portfolio.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2015

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	691,017	$110.15	691,017	$	886.9 million
August 1 - 31	763,780	$107.31	762,753	$	805.0 million
September 1 - 30	1,448,988	$101.38	1,448,649	$	658.1 million

Total	2,903,785	$105.03	2,902,419

(1)

Includes surrender to the Company of 1,027 and 339 shares of common stock in August and September to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)

As of the last day of each of the months. On December 16, 2014, the Board authorized a $1 billion share repurchase program under which the Company is currently repurchasing shares. There is no established expiration date for the remaining authorization.

During the third quarter of 2015, Moody’s issued 0.3 million shares under employee stock-based compensation plans.

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

Date: November 3, 2015

	By:	/S/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)