Form 10-K
period 2015-12-31
MOODYS CORP /DE/
filed 2016-02-25
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Large Accelerated Filer ☑     Accelerated Filer ☐    Non-accelerated Filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2015 (based upon its closing transaction price on the Composite Tape on such date) was approximately $21.3 billion.

As of January 31, 2016, 194.9 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 12, 2016, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2015 10K

MOODY’S CORPORATION

2	MOODY’S 2015 10K

Exhibits filed Herewith
10.3	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated December 16, 2008 and October 20, 2015)
10.4	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (adopted September 8, 2000; Amended and restated as of December 11, 2012, October 20, 2015 and December 14, 2015)
12	Statement of Computation of Ratios of Earnings to Fixed Charges
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2015 10K	3

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding restructuring, depreciation and amortization and a goodwill impairment charge

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Amba	Amba Investment Services; a provider of investment research and quantitative analytics for global financial institutions; a subsidiary of the Company acquired 100% of Amba in December 2013.

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit); includes accumulated gains & losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefits obligations and foreign currency translation adjustments.

ASC

The FASB Accounting Standards Codification; the sole source of authoritative

GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia also including but not limited to: Australia and its proximate islands, China, India, Indonesia, Japan, Korea, Malaysia, Taiwan, Philippines, Singapore and Thailand

ASU	The FASB Accounting Standards Updates to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

BlackBox	BlackBox Logic; a leading provider of Residential Mortgage-Backed Securities loan level data. The Company acquired the customer base and products of BlackBox in December 2015.

Board	The board of directors of the Company

BPS	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of CREF

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment and reporting unit created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors and is part of MA’s PS LOB.

Council	Council of the European Union

COSO	Committee of Sponsoring Organizations of the Treadway Commission

CP	Commercial paper

4	MOODY’S 2015 10K

TERM	DEFINITION

CRAs	Credit rating agencies

CRA3	Regulation (EC) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate collateralized debt obligations and CMBS; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment and the PS LOB; a provider of financial learning, credentials, and certification in Canada

D&A	Depreciation & amortization

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPPs	Defined benefit pension plans

DBRS	Dominion Bond Rating Service

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA; offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Market Authority

ESP	Estimated Selling Price; estimate of selling price, as defined in the ASC, at which the vendor would transact if the deliverable were sold by the vendor regularly on a stand-alone basis

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefit	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time that the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

MOODY’S 2015 10K	5

TERM	DEFINITION

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

ICRA Acquisition	The June 2014 purchase of an additional interest in ICRA resulting in a majority ownership of ICRA; ICRAs results are consolidated into Moody’s financial statements on a three-month lag and accordingly the Company began including the results of operations for ICRA in its consolidated financial statements beginning in the fourth quarter of 2014

ICRA Gain	Gain relating to the ICRA Acquisition; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a leading provider of credit ratings and research services in Korea; a majority owned consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of financial instruments pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; part of KIS and a provider of financial research

Korea	Republic of South Korea

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the RD&A LOB within MA; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of Business

6	MOODY’S 2015 10K

TERM	DEFINITION

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets.

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year) and the 2015 Senior Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research; an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated entities belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making.

NM	Percentage change not meaningful

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PPP	Profit Participation Plan

PS	Professional Services; an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA. Also includes MA’s Structured Analytics and Valuation Solutions business.

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is represented by a put/call relationship

MOODY’S 2015 10K	7

TERM	DEFINITION

Reform Act	Credit Rating Agency Reform Act of 2006

REITs	Real estate investment trusts

Relationship Revenue	Represents MIS recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue.

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

RMBS	Residential mortgage-backed securities; part of SFG

S&P	Standard & Poor’s, a division of McGraw-Hill Financial, Inc.

SEC	Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes; were repaid in 2014 in advance of their contractual maturity date

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SIV	Structured Investment Vehicle

Solvency II	EU directive 2009/138/EC that codifies the amount of capital that EU insurance companies must hold to reduce insolvency

Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services and outsourcing engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

U.S. Shared National Credit Program	Interagency program designed to evaluate large and complex syndicated credits. The program is administered by the three federal banking regulatory agencies which include the Federal Reserve System, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC).

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; evidence, as defined in the ASC, of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

8	MOODY’S 2015 10K

TERM	DEFINITION

WACC	Weighted average cost of capital

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions; part of the ERS LOB within MA; an acquisition completed in July 2014

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2000 Distribution	The distribution by Old D&B to its shareholders of all of the outstanding shares of New D&B common stock on September 30, 2000

2000 Distribution Agreement	Agreement governing certain ongoing relationships between the Company and New D&B after the 2000 Distribution including the sharing of any liabilities for the payment of taxes, penalties and interest resulting from unfavorable IRS determinations on certain tax matters and certain other potential tax liabilities

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2005 Agreement	Note purchase agreement dated September 30, 2005 relating to the Series 2005-1 Notes

2007 Agreement	Note purchase agreement dated September 7, 2007 relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500.0 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012, was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2015 10K	9

PART I

ITEM 1.	BUSINESS

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

MIS publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 120 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2015, MIS had ratings relationships with approximately 11,000 corporate issuers and approximately 20,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 68,000 structured finance obligations (representing approximately 12,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2015. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business, MA provides software solutions as well as related risk management services. Within its Professional Services business it provides outsourced research and analytical services along with financial training and certification programs. MA customers represent more than 4,700 institutions worldwide operating in approximately 140 countries. During 2015 Moody’s research website was accessed by over 259,000 individuals including 34,000 client users.

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly both in terms of the amount and the types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and associated financial crisis both in the developed and emerging markets resulting in a global decline in issuance activity for some significant asset classes and weak economic performance in advanced economies. Since this financial crisis, many markets and economies have recovered and Moody’s believes that the overall long-term outlook remains favorable for continued growth of the global fixed-income market and related financial information market, which includes information such as credit opinions, research, data, analytics, risk management tools and related services.

10	MOODY’S 2015 10K

Moody’s growth is influenced by a number of trends that impact financial information markets including:

»	Health of the world’s major economies;

»	Debt capital markets activity;

»	Disintermediation of credit markets;

»	Fiscal and monetary policy of governments;

»	Changing regulatory requirements; and

»	Business investment spending, including acquisitions.

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

Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refinancing needs, merger and acquisition activity, issuer profits, consumer borrowing levels and securitization activity. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments and the decisions of issuers to request MIS ratings to aid investors in their investment decisions. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank deposit ratings, insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets. Furthermore, the strong growth seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010, before stabilizing in 2011 with Moody’s experiencing revenue growth in this market beginning in 2012. Despite significant declines from peak market issuance levels, Moody’s believes that structured finance securities will continue to play a role in global fixed-income markets and provide opportunities for longer term revenue growth.

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

MOODY’S 2015 10K	11

In response to the credit market disruptions beginning in mid-2007, ongoing volatility in the global capital markets and new regulatory requirements, financial institutions are investing in people, processes and systems to enhance risk management and compliance functions. Regulations such as the Financial Reform Act, Basel II, Basel III, Solvency II and others may stimulate demand for MA products. Financial institutions are also investing in advanced qualitative and quantitative tools and services to support their management of complex balance sheets and diverse portfolios as well as operating costs. MA offers a suite of risk management products and services to address these needs, including but not limited to risk management software, economic analysis, training and professional services.

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

In addition to S&P, MIS’s competitors include Fitch Ratings, Dominion Bond Rating Service, A.M. Best Company, Japan Credit Rating Agency Ltd., Kroll Bond Rating Agency Inc., Morningstar Inc. and Egan-Jones Ratings Company. In Europe, there are approximately 30 companies currently registered with ESMA, which include both purely domestic European CRAs and International CRAs such as S&P, Fitch and DBRS. There are additional competitors in other regions and countries, for example, in China, where Moody’s participates through a joint venture. These competitors include China Lianhe Credit Rating Co Ltd., Shanghai Brilliance Credit Rating & Investors Service Co Ltd., Dagong Global Credit Rating Co Ltd. and Pengyuan Credit Rating Co Ltd.

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

MOODY’S STRATEGY

Moody’s corporate strategy is to be the world’s most respected authority serving financial risk-sensitive markets. The key aspects to implement this strategy are to:

»	Defend and enhance the core ratings and research business of MIS;

»	Build MA’s position as a leading provider of risk management solutions to financial institutions; and

»	Invest in strategic growth opportunities.

12	MOODY’S 2015 10K

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

During 2015, Moody’s continued to acquire complementary businesses in MIS and MA. In May 2015, Moody’s acquired Equilibrium, a leading provider of credit rating and research services in Peru and other countries in Latin America. In December 2015, Moody’s acquired the residential mortgage backed securities (RMBS) data and analytics assets of BlackBox Logic. Moody’s will integrate BlackBox Logic’s loan-level RMBS data and technologies into products of its Structured Analytics and Valuations unit within the RD&A LOB in MA.

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is therefore subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services.

Separately, CRA3 also requires that ESMA and / or the European Commission produce several reports on the industry’s structure and the use of ratings. In October 2015, ESMA published its reports, wherein it acknowledged the impact of regulation on the industry, and stated that it will continue to monitor the industry structure over the next three to five years. The European Commission is expected to publish its reports during the first half of 2016.

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

MOODY’S 2015 10K	13

In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), from time to time and as a matter of course pursuant to their enabling legislation these regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and/or interpretation of existing regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

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

EMPLOYEES

As of December 31, 2015 the number of full-time equivalent employees of Moody’s was approximately 10,400.

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

14	MOODY’S 2015 10K

Executive Officers of the Registrant

Name, Age and Position	Biographical Data

Mark E. Almeida, 56 President, Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 58 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Robert Fauber, 45 Senior Vice President, Corporate and Commercial Development	Mr. Fauber has served as Senior Vice President—Corporate & Commercial Development since April 2014 and has been Head of the MIS Commercial Group since January 2013. From April 2009 through April 2014 he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President-Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup from 1999 to 2005, including most recently, Director of Planning and Business Development for Citigroup’s Alternative Investments division. Prior to that, Mr. Fauber worked as a Director in Corporate Strategy & Business Development for Citigroup and a Vice President and Associate in the Financial Sponsor and Telecom investment banking groups at the firm’s Salomon Smith Barney subsidiary. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America), working in the middle market commercial banking group and also ran the firm’s Global Finance college recruiting program in 1997.

John J. Goggins, 55 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel. Prior thereto, he served as counsel at Dow Jones & Company from 1995 to 1999, where he was responsible for securities, acquisitions and general corporate matters. Prior to Dow Jones, he was an associate at Cadwalader, Wickersham & Taft from 1985 to 1995, where he specialized in mergers and acquisitions.

Linda S. Huber, 57 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

MOODY’S 2015 10K	15

Name, Age and Position	Biographical Data

Michel Madelain, 60 President and Chief Operating Officer, Moody’s Investors Service	Mr. Madelain has served as President of Moody’s Investors Service Inc. since November 2010 and as Chief Operating Officer since May 2008. Prior to this, Mr. Madelain served as Executive Vice President, Fundamental Ratings from September 2007 to May 2008, with responsibility for all Global Fundamental Ratings, including Corporate Finance, Financial Institutions, Public Finance and Infrastructure Finance. He managed the Financial Institutions group from March 2007 until September 2007. Mr. Madelain served as Group Managing Director, EMEA Corporate Ratings from November 2000 to March 2007 and prior thereto held several Managing Director positions in the U.S. and U.K. Fundamental Rating Groups. Prior to joining Moody’s in 1994, Mr. Madelain served as a Partner of Ernst & Young, Auditing Practice. Mr. Madelain is qualified as a Chartered Accountant in France.

Joseph (Jay) McCabe, 65 Senior Vice President, Corporate Controller	Mr. McCabe has served as the Company’s Senior Vice President—Corporate Controller since December 2005. Mr. McCabe joined Moody’s in July 2004 as Vice President and Corporate Controller. Before joining the Company, he served as Vice President—Corporate Controller at PPL Corporation, an energy and utility holding company, from 1994 to 2003. Prior to PPL Corporation, he served Deloitte & Touche as Partner from 1984 to 1993 and as a member of the firm’s audit practice from 1973 to 1984.

Raymond W. McDaniel, Jr., 58 President and Chief Executive Officer	Mr. McDaniel has served as the President and Chief Executive Officer of the Company since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the Executive Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chief Executive Officer of Moody’s Investors Service, Inc., a subsidiary of the Company, since October 2007. He held the additional titles of President from November 2001 to August 2007 and December 2008 to November 2010 and Chairman from October 2007 until June 2015. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc. and is a member of the Board of Trustees of Muhlenberg College.

Lisa S. Westlake, 54 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to November 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Small Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

Blair L. Worrall, 59 Senior Vice President, Ratings Delivery and Data	Mr. Worrall has served as Senior Vice President—Ratings Delivery and Data since February 2013 and Head of MIS Operations, Data & Controls since February 2016. He served as Head of MIS Ratings Transaction Services from January 2014 to February 2016. Mr. Worrall served as Senior Vice President—Internal Audit from April 2011 to February 2013 and as Vice President—Internal Audit from September 2007 to April 2011. He served as the Controller for MIS from November 2004 until September 2007. Prior to joining the Company, Mr. Worrall was Vice President, Accounting for RCN Corporation from 2002 to 2004 and held various finance positions at Dow Jones & Company, Inc. from 1979 to 2001.

16	MOODY’S 2015 10K

ITEM 1A.	RISK FACTORS

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

These laws and regulations, and any future rulemaking or court rulings, could result in reduced demand for credit ratings and increased costs, which Moody’s may be unable to pass through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. The Company may be required to incur significant expenses in order to ensure compliance and mitigate the risk of fines, penalties or other sanctions. Legal proceedings could become increasingly lengthy and there may be uncertainty over and exposure to liability. It is difficult to accurately assess the future impact of legislative and regulatory requirements on Moody’s business and its customers’ businesses. For example, new laws and regulations may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for rating agencies. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may negatively affect Moody’s stock price. Although these recent and pending legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and may have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.

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

MOODY’S 2015 10K	17

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

The EU and other jurisdictions are engaged in ongoing rulemaking that could significantly impact operations or the markets for Moody’s products and services, including regulations affecting the need for debt securities to be rated, establishing criteria for credit ratings or limiting the entities authorized to provide credit ratings. In January 2015, two additional rules (generally referred to as “Regulatory Technical Standards” or “RTSs”) of direct relevance to the CRA industry were published in the Official Journal of the European Union: (i) CRAs’ reporting requirements to ESMA on their fees; and (ii) the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). Separately, CRA3 also requires that ESMA and / or the European Commission produce several reports, which have not yet been completed, on the industry’s structure and the use of ratings. Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.

The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries Related to Rating Opinions and Other Business Practices

Moody’s faces exposure to litigation related to MIS’s ratings actions, as well as other business practices and products. If the market value of credit-dependent instruments declines or defaults, whether as a result of difficult economic times, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s faces could increase significantly. Parties who invest in securities rated by MIS may pursue claims against MIS or Moody’s for losses they face in their portfolios. We have faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the recent financial crisis. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome. See Note 18 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that could have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Legal, Economic and Regulatory Risks of Operating in Multiple Jurisdictions

Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates may have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere could affect the number of securities offerings undertaken within those particular areas. In addition, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:

»	exposure to exchange rate movements between foreign currencies and USD;

»	restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;

»	U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers;

»	differing legal or civil liability, compliance and regulatory standards;

»	current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;

»	uncertain and evolving laws and regulations applicable to the financial services industries;

»	economic, political and geopolitical market conditions;

»	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;

18	MOODY’S 2015 10K

»	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;

»	reduced protection for intellectual property rights;

»	longer payment cycles and possible problems in collecting receivables;

»	differing accounting principles and standards;

»	difficulties and delays in translating documentation into foreign languages; and

»	potentially adverse tax consequences.

Additionally, Moody’s is subject to complex U.S. and foreign laws and regulations, such as the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act 2010 and other anti-bribery and anti-corruption laws. Although the Company has implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that the Company has violated anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.

Moody’s Operations and Infrastructure May Malfunction or Fail

Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, major cities worldwide in which Moody’s has offices, and locations in China used for data and development work. This may include a disruption involving physical or technological infrastructure, including the Company’s electronic delivery systems, data center facilities and the Internet, used by the Company or third parties with or through whom Moody’s conducts business, whether due to human error, hardware failure, natural disasters, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise. Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company relies on third-party providers to provide certain essential services. While the Company believes that such providers are reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fail to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers, the Company could experience lower revenues and higher costs. The Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with Moody’s clients and customers may suffer. The Company cannot predict with certainty all of the adverse effects that could result from the Company’s failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its reputation, business, operating results and financial condition.

The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its clients in the Company’s computer systems and networks and those of its third party vendors. The cyber risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, computer viruses or malware, employee error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business or customers), as well as sensitive personally identifiable information (“PII”), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid or mitigate material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Any material breaches of cybersecurity could cause the Company to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s clients’ information or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing may have a material adverse effect on Moody’s business, operating results or financial condition.

MOODY’S 2015 10K	19

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets May Negatively Impact the Nature and Economics of the Company’s Business

Moody’s business is impacted by general economic conditions and volatility in the U.S. and world financial markets. Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Market disruptions and economic slowdown and uncertainty have in the past negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby adversely affect the fees we earn in our ratings business.

Economic and government factors such as a long-term continuation of difficult economic conditions and a worsening of the sovereign debt crisis in Europe may have an adverse impact on the Company’s business. Future debt issuances also could be negatively affected by increases in interest rates, widening credit spreads, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results and financial condition.

Moody’s initiatives to reduce costs to counteract a decline in its business may not be sufficient and cost reductions may be difficult or impossible to obtain in the short term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, cost-reduction initiatives, including those undertaken to date, could make it difficult for the Company to rapidly expand operations in order to accommodate any unexpected increase in the demand for ratings. Volatility in the financial markets, including changes in the volumes of debt securities and changes in interest rates, may have a material adverse effect on the business, operating results and financial condition, which the Company may not be able to successfully offset with cost reductions.

The Company Faces Increased Pricing Pressure from Competitors and/or Customers

There is price competition in the credit rating, research, credit risk management markets, outsourced research and analytical services and financial training and certification services. Moody’s faces competition from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, a challenging business environment and consolidation among customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Weak economic growth is also intensifying competitive pricing pressures and can result in customers’ use of free or lower-cost information that is available from alternative sources. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it may lose market share if its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services could have a material adverse impact on its business, operating results and financial condition.

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

20	MOODY’S 2015 10K

Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and other information providers; these indirect competitors could choose to compete directly with us in the future. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive Internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody to compete successfully may have a material adverse effect on its business, operating results and financial condition.

The Company Has a Significant Amount of Intangible Assets

At December 31, 2015, Moody’s had $976.3 million of goodwill and $299.1 million of intangible assets on its balance sheet. Approximately 70% of these intangibles reside in the MA business and are allocated to the four reporting units within MA: RD&A; ERS; Financial Services Training and Certifications; and Copal Amba. The remaining 30% of these intangibles reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.

Possible Loss of Key Employees and Related Compensation Cost Pressures May Negatively Impact the Company

Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced financial analysts and other professionals. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that could adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. There is a risk that even if the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed.

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

MOODY’S 2015 10K	21

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

Moody’s operates in a number of countries, and as a result the Company is required to comply with numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption laws, is largely dependent on its establishment and maintenance of compliance, review and reporting systems, as well as its ability to attract and retain qualified compliance and risk management personnel. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks may not be fully effective, and Moody’s employees or agents may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company could be subject to regulatory sanctions and suffer harm to the Company’s reputation, financial condition and operating results.

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

Additionally, despite the Company’s efforts to protect its intellectual property rights, unauthorized third parties may try to obtain and use technology or other information that the Company regards as proprietary. It is also possible that Moody’s competitors or other entities could obtain patents related to the types of products and services that Moody’s offers, and attempt to require Moody’s to stop developing or marketing the products or services, to modify or redesign the products or services to avoid infringing, or to obtain licenses from the holders of the patents in order to continue developing and marketing the products and services. Even if Moody’s attempts to assert or protect its intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that the Company will be successful.

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

Changes in tax rates or tax rules could affect future results.

As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where we face higher tax rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development and the European Union’s

22	MOODY’S 2015 10K

state aid rulings, could have a material adverse effect on our effective tax rate, results of operations and financial condition. In addition, Moody’s is subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities, and we have experienced increased scrutiny as business has grown. Moody’s regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, however, developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at December 31, 2015 consisted of approximately $1.5 billion located outside of the U.S. Except as required under U.S. tax laws, Moody’s does not provide for U.S. taxes on undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely in our foreign operations. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2015, Moody’s operations were conducted from 19 U.S. offices and 78 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 18 “Contingencies” in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

MOODY’S 2015 10K	23

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the three months ended December 31, 2015

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program(2)
October 1 – 31	471,133	$98.23	470,608	$611.9 million
November 1 – 30	553,928	$101.05	553,928	$555.9 million
December 1 – 31	900,823	$100.48	899,042	$1,465.6 million

Total	1,925,884	$100.09	1,923,578

(1)	Includes the surrender to the Company of 525 shares and 1,781 shares of common stock in October and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2015, Moody’s issued 0.3 million shares under employee stock-based compensation plans.

24	MOODY’S 2015 10K

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2016 was 2,268. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2015:
First quarter	$104.58	$85.50	$—	$0.34
Second quarter	$111.06	$102.44	0.34	0.34
Third quarter	$113.87	$96.00	0.34	0.34
Fourth quarter	$104.83	$94.20	0.71	0.34

Year ended December 31, 2015			$1.39	$1.36

2014:
First quarter	$85.70	$72.57	$—	$0.28
Second quarter	$89.08	$74.36	0.28	0.28
Third quarter	$96.14	$86.50	0.28	0.28
Fourth quarter	$102.24	$88.25	0.62	0.28

Year Ended December 31, 2014			$1.18	$1.12

On December 15, 2015, the Board of the Company approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on March 10, 2016 to shareholders of record at the close of business on February 19, 2016. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2015, certain information regarding the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,436,459	(1)	$46.45	23,201,268	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	8,436,459		$46.45	23,201,268

(1)	Includes 6,814,501 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 218,870 options outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 13,159 unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,389,929 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 225% of the target award for performance shares granted in 2013, 2014 and 2015. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 617,746.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

(3)	Includes 19,344,612 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 12,147,658 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 945,014 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 2,911,642 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY’S 2015 10K	25

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2010. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 306% during the performance period as compared with a total return during the same period of 72% for the Russell 3000 Financial Services Index and 81% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moody’s Corporation, the S&P 500 Index,

and the Russell 3000 Financial Services Index

	Year Ended December 31,

	2010	2011	2012	2013	2014	2015
Moody’s Corporation	$100.00	$128.96	$195.83	$309.83	$383.15	$406.48
S&P 500 Composite Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Russell 3000—Financial Services Index	$100.00	$88.09	$111.50	$149.92	$170.99	$171.85

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

26	MOODY’S 2015 10K

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2015	2014	2013	2012	2011
Results of operations
Revenue	$3,484.5	$3,334.3	$2,972.5	$2,730.3	$2,280.7
Operating and SG&A expenses	1,897.6	1,799.6	1,644.5	1,547.2	1,313.1
Depreciation and amortization	113.5	95.6	93.4	93.5	79.2
Goodwill impairment	—	—	—	12.2	—

Operating income	1,473.4	1,439.1	1,234.6	1,077.4	888.4
Non-operating income (expense), net (1)	(93.8)	21.9	(65.3)	(53.4)	(48.6)

Income before provision for income taxes	1,379.6	1,461.0	1,169.3	1,024.0	839.8
Provision for income taxes	430.0	455.0	353.4	324.3	261.8

Net income (2)	949.6	1,006.0	815.9	699.7	578.0
Less: Net income attributable to noncontrolling interests	8.3	17.3	11.4	9.7	6.6

Net income attributable to Moody’s (2)	$941.3	$988.7	$804.5	$690.0	$571.4

Earnings per share
Basic	$4.70	$4.69	$3.67	$3.09	$2.52
Diluted	$4.63	$4.61	$3.60	$3.05	$2.49
Weighted average shares outstanding
Basic	200.1	210.7	219.4	223.2	226.3
Diluted	203.4	214.7	223.5	226.6	229.4
Dividends declared per share	$1.39	$1.18	$0.98	$0.68	$0.58
Operating margin	42.3%	43.2%	41.5%	39.5%	39.0%

	December 31,

	2015	2014	2013	2012	2011
Balance sheet data
Total assets	$5,123.4	$4,669.0	$4,395.1	$3,960.9	$2,876.1
Long-term debt	$3,401.0	$2,547.3	$2,101.8	$1,607.4	$1,172.5
Total shareholders’ (deficit) equity	$(333.0)	$42.9	$347.9	$396.6	$(158.4)

	NON-GAAP FINANCIAL MEASURES (3)
	Year Ended December 31,

	2015	2014	2013	2012	2011
Adjusted Operating Income	$1,586.9	$1,534.7	$1,328.0	$1,183.1	$967.6
Adjusted Operating Margin	45.5%	46.0%	44.7%	43.3%	42.4%
Non-GAAP diluted EPS attributable to Moody’s common shareholders	$4.60	$4.21	$3.65	$2.99	$2.46
Free cash flow	$1,064.6	$944.0	$884.5	$778.1	$735.6

(1)	The 2015, 2014, 2013, 2012 and 2011 amounts include benefits of $7.1 million, $7.1 million, $22.8 million, $17.2 million, and $10.1 million, respectively, related to the favorable resolution of certain Legacy Tax Matters. The 2014 amount also includes the ICRA Gain of $102.8 million.

(2)	The 2015, 2014, 2013, 2012 and 2011 amounts include benefits of $6.4 million, $6.4 million, $21.3 million, $12.8 million and $7.0 million, respectively, related to the resolution of certain Legacy Tax Matters. Also, the 2014 amount includes the ICRA Gain of $78.5 million and the 2013 amount includes a litigation settlement charge of $0.14.

(3)	Refer to “Non-GAAP measures” in Item 7 of this Form 10K for a discussion of the Company’s non-GAAP financial measures

MOODY’S 2015 10K	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately or, if the deliverable is not yet being sold separately, the price established by management having

28	MOODY’S 2015 10K

the relevant authority to establish such a price. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in the Company’s market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASU 2009-13, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to its pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, structured credit, international residential mortgage-backed and asset-backed securities, issuers can elect to pay all future monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 27 years on a weighted average basis at December 31, 2015. At December 31, 2015, 2014 and 2013, deferred revenue related to these securities was approximately $121 million, $107 million and $97 million, respectively.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2015, 2014 and 2013, accounts receivable included approximately $24 million, $22 million and $21 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the monitoring period, however, revenue is recognized ratably over the monitoring period. At December 31, 2015, 2014 and 2013, accounts receivable included approximately $146.4 million, $127.8 million and $96.7 million, respectively, relating to accrued monitoring service revenue.

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

MOODY’S 2015 10K	29

value exists for post-contract customer support (“PCS”), once the delivery criteria have been met on the standard software, license and service revenue is recognized on a percentage-of-completion basis as implementation services are performed, while PCS is recognized over the coverage period. If VSOE of fair value does not exist for PCS, once the delivery criteria have been met on the standard software, service revenue is recognized on a zero profit margin basis until essential services are complete, at which point total remaining arrangement revenue is then spread ratably over the remaining PCS coverage period. If VSOE does not exist for PCS at the beginning of an arrangement but is established during implementation, revenue not recognized due to the absence of VSOE will be recognized on a cumulative basis.

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

30	MOODY’S 2015 10K

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

At July 31, 2015 the Company performed quantitative assessments of the RD&A, ERS, FSTC, Copal Amba and ICRA reporting units and a qualitative assessment for the remaining reporting unit. The quantitative assessments did not result in the carrying value of the reporting unit exceeding its fair value. The qualitative analysis resulted in the Company determining that it was not more likely than not that the fair value of this reporting unit was less than its carrying amount. The most significant factors in the qualitative assessment were an assessment of actual to projected results and a comparison of projected results in the prior quantitative analysis compared to the reporting unit’s current year projection. Additionally, the weighted average cost of capital (WACC) is assessed as well as the impact of various macroeconomic conditions and other factors that could impact future cash flows.

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

ICRA – this reporting unit was tested quantitatively due to it having a readily available fair value based on its stock price.

MOODY’S 2015 10K	31

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2015 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units. For the RD&A, ERS, FSTC, Copal Amba and ICRA reporting units, the fair value was calculated as of July 31, 2015. For the MIS reporting unit, the fair value was calculated as of July 31, 2013, as there have been no qualitative factors that have resulted in the Company deeming it necessary to perform a quantitative assessment subsequent to this date.

		Sensitivity Analysis

		Deficit Caused by a Hypothetical Reduction to Fair Value

	Goodwill	10%	20%	30%	40%
MIS	$47.1	$—	$—	$—	$—
RD&A	178.7	—	—	—	—
ERS	273.4	—	—	—	—
FSTC	80.8	—	—	—	(17.4)
Copal Amba	159.0	—	—	—	(9.1)
ICRA	237.3	—	—	—	—

Totals	$976.3	$—	$—	$—	$(26.5)

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative test (July 31, 2015 for RD&A, ERS, FSTC and Copal Amba; July 31, 2013 for the MIS reporting unit.) As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

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

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of the date of last quantitative assessment for each reporting unit. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

»	Future cash flow assumptions: The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue from financial service customers based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

32	MOODY’S 2015 10K

»	WACC: The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 9% to 12% as of the date of the last quantitative assessment for each reporting unit. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the last quantitative goodwill assessment for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during the year ended December 31, 2015 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on continued growth, consistent with operating and strategic plans for the reporting unit where the intangible asset resides. Additionally, there were no events or circumstances during the year ended December 31, 2015 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

Pension and Other Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These significant assumptions include the following:

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

The discount rates selected to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2015 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 12 to the consolidated financial statements. In determining these assumptions, the Company consults with third-party actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released RP-2014 mortality tables and accompanying mortality improvement scale MP-2015 to reflect the latest information regarding future mortality expectations by the Society of Actuaries.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual experience on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2015 that have not been recognized in annual expense are $138.5 million, and Moody’s expects to recognize a net periodic expense of $10.5 million in 2016 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2015, the Company has an unrecognized asset loss of $10.5 million, of which $0.7 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2017 expense.

MOODY’S 2015 10K	33

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2016 operating income. These effects have been calculated using the Company’s current projections of 2016 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

	Assumption Used for 2016	Estimated Impact on 2016 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	4.04%/4.00%	$(11.4)
Weighted Average Assumed Compensation Growth Rate	3.74%	$2.2
Assumed Long-Term Rate of Return on Pension Assets	6.10%	$(2.8)

*	Weighted average discount rates of 4.04% and 4.00% for pension plans and Other Retirement Plans, respectively.

Based on current projections, the Company estimates that expenses related to Retirement Plans will be $35.5 million in 2016 compared with $40.8 million in 2015. The expected expense decrease in 2016 reflects the effects of lower benefit obligations primarily due to higher discount rate assumptions, lower amortization of actuarial losses, and a higher assumed long term rate of return on pension assets.

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

An increase in the following assumptions would have had the following estimated effect on operating income in 2015 (dollars in millions):

	Assumption Used for 2011-2015 employee stock options	Increase in Assumption	Estimated impact on Operating Income in 2015 Increase/(Decrease)
Average Expected Dividend Yield	1.3% - 2.0%	0.1%	$0.1
Average Expected Share Price Volatility	39.1% - 48.7%	5%	$(1.2)
Expected Option Holding Period	5.6 - 7.6 years	1.0 year	$(0.5)

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

34	MOODY’S 2015 10K

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

REPORTABLE SEGMENTS

The Company is organized into two reportable segments at December 31, 2015: MIS and MA.

The MIS segment is comprised primarily of all of the Company’s ratings operations. The MIS segment consists of five lines of business – CFG, SFG, FIG, PPIF and MIS Other. The ratings LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB consists of certain non-ratings operations managed by MIS which consists of non-rating revenue from ICRA as well as certain research and financial instruments pricing service operations in the Asia-Pacific region.

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

Pursuant to the acquisition of ICRA, the Company realigned certain components of its reportable segments in the fourth quarter of 2014. This realignment resulted in the creation of the MIS Other LOB which now consists of non-ratings revenue from ICRA as well as certain research and financial instruments pricing revenue in the Asia-Pacific region which was previously reported in the RD&A LOB of MA. These businesses are all managed by MIS and the expenses from these operations will be included in the MIS reportable segment. All prior period results for both MIS and MA have been restated to reflect this realignment and the impact of the realignment was not significant to MIS’s or MA’s previously reported results.

The following is a discussion of the results of operations of the Company and its reportable segments. Total MIS revenue and total MA expenses include the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products developed by MIS. Total MA revenue and total MIS expenses include intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Overhead charges and corporate expenses which exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company which benefit both segments are generally allocated to each segment based on a revenue-split methodology. Accordingly, a reportable segment’s share of these costs will increase as its proportion of revenue relative to Moody’s total revenue increases. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology.

MOODY’S 2015 10K	35

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared with year ended December 31, 2014

Executive Summary

»	Moody’s revenue in 2015 totaled $3,484.5 million, an increase of $150.2 million, or 5%, compared to 2014. Excluding the unfavorable impact of changes in FX translation rates, primarily due to the strengthening of the U.S. dollar to the euro, British pound and Canadian dollar, revenue increased 9% over the prior year reflecting growth in both reportable segments despite challenging market conditions in 2015. The following discussion of MIS and MA revenue excludes intersegment revenue.

»	MIS revenue was 3% higher compared to the prior year. Excluding the impact from unfavorable changes in FX translation rates, MIS revenue grew 8% over the prior year. This growth primarily reflects benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as increases in rated issuance volumes for investment-grade corporate debt. Additionally, higher U.S. PFG refunding volumes and higher U.S. banking-related issuance contributed to the growth. Furthermore, there were increases across most SFG asset classes in the U.S. and EMEA, as well as revenue from the ICRA Acquisition. These increases were partially offset by declines in bank loan revenue in the U.S. and EMEA, lower speculative-grade corporate debt revenue in EMEA and an approximate $102 million unfavorable impact due to changes in FX rates.

»	MA revenue grew 8% compared to the prior year reflecting growth in ERS and RD&A partially offset by declines in PS. Excluding the impact from unfavorable changes in FX translation rates, MA revenue grew 12%. Revenue growth in ERS was primarily due to increases across most product offerings with particular strength in the credit assessment and origination business. Additionally, the acquisition of WebEquity in the third quarter of 2014 also contributed to ERS growth. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data as well as revenue from the acquisition of Lewtan. The decline in PS reflected the Company’s exiting certain Copal Amba product lines late in 2014 as well as attrition outpacing sales growth at Copal Amba. The 2015 MA revenue included an unfavorable impact of approximately $47 million due to unfavorable changes in FX translation rates.

»	Total expenses increased $115.9 million compared to the prior year reflecting:

»	higher compensation costs of approximately $59 million primarily relating to headcount growth and annual compensation increases. Partially offsetting this increase was a decrease in incentive compensation reflecting lower achievement against full-year targeted results in 2015 compared to 2014.

»	non-compensation expenses increased approximately $39 million compared to 2014 reflecting higher costs related to the Company’s investment in IT and other operational infrastructure and higher rent and occupancy costs. Additionally, the increase reflects higher variable costs correlated with business growth.

»	higher D&A of $17.9 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

»	The increase in both compensation and non-compensation expenses reflects operating costs from the 2014 acquisitions of ICRA, WebEquity and Lewtan.

»	Operating income of $1,473.4 million increased $34.3 million compared to 2014 and resulted in an operating margin of 42.3% compared to 43.2% in the prior year. Adjusted Operating Income of $1,586.9 million in 2015 increased $52.2 million compared to 2014, resulting in an Adjusted Operating Margin of 45.5% compared to 46.0% in the prior year period. The decrease in margins is due to continued investment in the Company’s operations, the acquisition of companies that operate at a margin below Moody’s historical margin as well as the impact of FX translation. Unfavorable changes in FX translation rates negatively impacted operating income and Adjusted Operating Income by approximately $76 million and $79 million, respectively.

»	Non-operating income (expense), net was ($93.8) million compared to net non-operating income of $21.9 million in 2014. The change reflects the $102.8 million ICRA Gain in the prior year and smaller FX gains in 2015.

»	The ETR remained flat compared to 2014. The 2015 ETR includes a benefit relating to a state tax ruling and a change in local tax law relating to income apportionment as well as the resolution of certain domestic and international tax matters. The 2014 ETR reflects a benefit from the favorable resolution of an international tax matter.

»	Diluted EPS of $4.63 in 2015, which included a $0.03 benefit from a Legacy Tax Matter, increased $0.02 over 2014, which included $0.37 for the ICRA Gain as well as a $0.03 benefit from a Legacy Tax Matter. Excluding the benefit from the Legacy Tax Matter in both years as well as the ICRA Gain in 2014, Non-GAAP Diluted EPS in 2015 of $4.60 was $0.39 higher than 2014 Non-GAAP Diluted EPS of $4.21. The increase in both diluted EPS and non-GAAP diluted EPS benefited from a 5.3% reduction in diluted weighted average shares outstanding due to treasury share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

36	MOODY’S 2015 10K

Moody’s Corporation

	Year ended December 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$2,009.0	$1,814.5	11%

International:
EMEA	882.3	952.8	(7%)
Asia-Pacific	364.2	338.3	8%
Americas	229.0	228.7	—

Total International	1,475.5	1,519.8	(3%)

Total	3,484.5	3,334.3	5%

Expenses:
Operating	976.3	930.3	(5%)
SG&A	921.3	869.3	(6%)
Depreciation and amortization	113.5	95.6	(19%)

Total	2,011.1	1,895.2	(6%)

Operating income	$1,473.4	$1,439.1	2%

Adjusted Operating Income (1)	$1,586.9	$1,534.7	3%

Interest expense, net	$(115.1)	$(116.8)	1%
Other non-operating income, net	$21.3	$35.9	(41%)
ICRA Gain	$—	$102.8	(100%)

Non-operating income (expense), net	$(93.8)	$21.9	NM

Net income attributable to Moody’s	$941.3	$988.7	(5%)
Diluted EPS attributable to Moody’s common shareholders	$4.63	$4.61	—
Non-GAAP EPS attributable to Moody’s common shareholders (1)	$4.60	$4.21	9%
Operating margin	42.3%	43.2%
Adjusted Operating Margin (1)	45.5%	46.0%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,		% Change
	2015	2014
United States	3,365	3,138	7%
International	7,005	6,746	4%

Total	10,370	9,884	5%

Global revenue of $3,484.5 million in 2015 increased $150.2 million, or 5%, compared to 2014. Excluding the unfavorable impact from changes in FX translation rates, global revenue increased 9% compared to prior year and reflected growth in both reportable segments. Transaction revenue accounted for 50% of global MCO revenue in both 2015 and 2014.

The MIS revenue increase reflected changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S., coupled with growth in rated issuance volumes for investment-grade corporate debt and higher U.S. PFG refunding volumes. The growth also reflects increases across all asset classes within SFG and higher banking revenue coupled with revenue from the ICRA Acquisition. These increases were partially offset by an approximate $102 million unfavorable impact due to changes in FX rates as well as declines in rated issuance volumes for high-yield corporate debt and bank loans.

MOODY’S 2015 10K	37

The growth in MA reflects higher revenue in RD&A and ERS partially offset by decreases in PS revenue. The increase in RD&A was primarily driven by growth from sales of credit research and licensing of ratings data. The growth in ERS reflects increases in all product offerings, with particular strength in the credit assessment and origination business. The 2014 acquisitions of Lewtan and WebEquity also contributed to growth in RD&A and ERS, respectively. Partially offsetting these increases in MA was an approximate $47 million unfavorable impact due to changes in FX translation rates.

U.S. revenue of $2,009.0 million in 2015 increased $194.5 million over the prior year, reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases within MIS, growth in rated issuance volumes for investment-grade corporate debt, higher PFG refunding volumes and revenue increases in most asset classes in SFG. The growth also reflects increases across all MA LOBs. These increases were partially offset by declines in bank loan rated issuance compared to the prior year.

Non-U.S. revenue decreased $44.3 million from 2014, reflecting an approximate $146 million unfavorable impact from changes in FX translation rates coupled with declines in high-yield corporate debt and bank loan issuance in EMEA as well as a revenue decline in PS. These declines were partially offset by increases in RD&A and ERS revenue in all regions within MA as well as growth across most asset classes within SFG in EMEA.

Operating expenses were $976.3 million in 2015 and increased $46.0 million from 2014 due to an approximate $33 million and $13 million increase in compensation and non-compensation costs, respectively. The increase in compensation costs reflected higher expenses resulting from the impact of annual compensation increases as well as higher headcount due to business growth and from acquisitions. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to measure expense and the use of a new mortality table. These increases were partially offset by a decrease in incentive compensation reflecting lower achievement against full-year targeted results compared to the prior year. The increase in non-compensation expenses reflected higher costs to support various IT and other operational enhancement projects, higher variable costs to support business growth and expenses from the ICRA, WebEquity and Lewtan acquisitions in the second half of 2014. The changes above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $921.3 million in 2015 increased $52.0 million compared to the prior year period reflecting higher compensation and non-compensation expenses of approximately $27 million and $25 million, respectively. The growth in compensation costs was primarily due to higher expenses resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Additionally, higher pension costs contributed to the compensation expense growth reflecting a lower discount rate used to measure expense and the use of a new mortality table. These increases were partially offset by a decrease in incentive compensation reflecting lower achievement against full-year targeted results compared to the prior year. The increase in non-compensation expenses reflects higher costs to support various IT and other operational enhancement projects as well as higher rent and occupancy costs reflecting various real estate projects worldwide. Additionally, the increase reflects non-compensation expenses from the ICRA, WebEquity and Lewtan acquisitions in the second half of 2014. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

D&A increased $17.9 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

Operating income of $1,473.4 million increased $34.3 million from 2014. Adjusted Operating Income was $1,586.9 million in 2015 and increased $52.2 million compared to 2014. Operating margin decreased 90 BPS compared to 2014. Adjusted Operating Margin in 2015 of 45.5% decreased 50 BPS compared to the prior year. The decrease in operating margin and Adjusted Operating Margin is primarily due to continued investment in the Company’s operations as well as the acquisition of companies that operate at a margin below Moody’s historical margin and FX translation. Unfavorable changes in FX translation rates negatively impacted operating income and Adjusted Operating Income by approximately $76 million and $79 million, respectively.

Interest income (expense), net in 2015 was ($115.1) million, or flat compared to 2014 reflecting higher interest on borrowings due to the issuance of the 2014 Senior Notes (5-Year) and 2014 Senior Notes (30-Year) in July 2014 as well as the issuance of the 2015 Senior Notes and additional issuance under the 2014 Senior Notes (30-Year) in 2015. These increases were offset by $11 million in net costs (net of a gain on the termination of an interest rate swap) related to the early repayment of the Series 2005-1 Notes in 2014.

Other non-operating income (expense), net was $21.3 million in 2015, a $14.6 million decrease in income compared to 2014. The decrease primarily reflects FX gains of $20.3 million in 2014 which was primarily due to strengthening of the U.S. dollar relative to the euro and British pound for certain U.S. dollar denominated assets held in international jurisdictions. The FX gains in 2015 were not significant.

The $102.8 million ICRA Gain related to a fair value remeasurement of the Company’s previously held equity investment in ICRA which occurred in connection with Moody’s acquiring a controlling stake in ICRA on June 26, 2014.

38	MOODY’S 2015 10K

The Company’s ETR was 31.2% in 2015, or flat compared to 2014. The 2015 ETR includes a benefit relating to a state tax ruling and a change in local tax law relating to income apportionment as well as the resolution of certain domestic and international tax matters. The 2014 ETR reflects a benefit from the favorable resolution of an international tax matter.

Net Income in 2015, which included a $6.4 million benefit related to the aforementioned Legacy Tax Matter, was $941.3 million, or $4.63 per diluted share. This is a decrease of $47.4 million compared to 2014, which included $78.5 million for the ICRA Gain as well as a $6.4 million benefit related to a Legacy Tax Matter. However, Diluted EPS was up $0.02 reflecting benefits from a 5.3% reduction in diluted weighted average shares outstanding due to treasury share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs. Excluding the $0.37 ICRA Gain in 2014 and benefits from Legacy Tax Matters in both years, Non-GAAP Diluted EPS of $4.60 in 2015 was $0.39 higher than Non-GAAP Diluted EPS of $4.21 in the prior year.

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$1,112.7	$1,109.3	—
Structured finance (SFG)	449.1	426.5	5%
Financial institutions (FIG)	365.6	354.7	3%
Public, project and infrastructure finance (PPIF)	376.4	357.3	5%

Total ratings revenue	2,303.8	2,247.8	2%

MIS Other	30.4	18.0	69%

Total external revenue	2,334.2	2,265.8	3%

Intersegment royalty	93.5	87.6	7%

Total MIS Revenue	2,427.7	2,353.4	3%

Expenses:
Operating and SG&A (external)	1,107.2	1,062.9	(4%)
Operating and SG&A (intersegment)	13.1	13.3	2%

Adjusted Operating Income	1,307.4	1,277.2	2%

Depreciation and amortization	66.0	49.4	(34%)

Operating income	$1,241.4	$1,227.8	1%

Adjusted Operating Margin	53.9%	54.3%
Operating margin	51.1%	52.2%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,334.2 million in 2015 increased $68.4 million, or 3%, compared to 2014. Excluding unfavorable changes in FX translation rates, MIS revenue grew 8% over the prior year and reflected growth across all LOBs. Transaction revenue for MIS was 61% in both 2015 and 2014.

In the U.S., revenue was $1,474.3 million in 2015, an increase of $133.3 million compared to 2014 reflecting changes in the mix of fee type, new fee initiatives and certain pricing increases coupled with growth in rated issuance volumes for investment-grade corporate debt and higher public finance refunding volumes. The increase also reflects growth across most asset classes in SFG coupled with higher banking revenue. These increases were partially offset by lower rated issuance volumes for bank loans compared to the prior year.

Non-U.S. revenue was $859.9 million in 2015, a decrease of $64.9 million compared to 2014. Excluding unfavorable changes in FX translation rates, revenue grew 4% over the prior year reflecting the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases, higher investment-grade revenue in EMEA, growth across most asset classes within SFG in EMEA

MOODY’S 2015 10K	39

and revenue from the ICRA Acquisition. Partially offsetting these increases was lower revenue from rating high-yield corporate debt and bank loans as well as lower indicative ratings revenue in the EMEA region. Additionally, there was an approximate $99 million unfavorable impact relating to changes in FX translation rates.

Global CFG revenue of $1,112.7 million in 2015 was flat compared to 2014. Excluding unfavorable changes in FX translation rates, revenue grew 4% over the prior year primarily due to the benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. as well as higher rated issuance volumes for investment-grade corporate debt in the U.S. The growth in rated issuance volumes for investment-grade corporate debt, which was more pronounced in the first half of 2015, reflects an increase in M&A activity and continued favorable market conditions for much of the year. Additionally, revenue from the ICRA Acquisition and higher monitoring fees reflecting growth in the number of outstanding rated issuances contributed to the increase over the prior year. These increases were partially offset by a decline in bank loan issuance in the U.S. and EMEA as banks reduced supply to adhere more closely to the U.S. Shared National Credit Program regarding highly leveraged transactions. The increases were also partially offset by declines in high-yield corporate debt across all non-U.S. regions reflecting widening credit spreads in this sector resulting from weak commodity prices coupled with current macroeconomic uncertainties in emerging markets. Additionally, there was an approximate $41 million unfavorable impact from changes in FX translation rates compared to the prior year. Transaction revenue represented 69% of total CFG revenue in 2015, compared to 70% in the prior year period. In the U.S., revenue in 2015 was $752.9 million, or $65.6 million higher than the prior year. Internationally, revenue of $359.8 million in the 2015 decreased $62.2 million compared to the prior year.

Global SFG revenue of $449.1 million in 2015 increased $22.6 million, or 5%, compared to 2014. Excluding the unfavorable impact of FX translation rates, SFG revenue grew 10% reflecting an increase in U.S. CMBS issuance primarily due to higher refinancing activity resulting from a large volume of maturing instruments in 2015 coupled with larger sized deals being rated. The growth also reflects higher U.S. RMBS revenue resulting from an increase in deals rated and improved market coverage over the prior year. Furthermore, there was an increase in covered bond issuance in EMEA as well as benefits from the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. Partially offsetting these increases was an approximate $22 million unfavorable impact reflecting changes in FX translation rates compared to the prior year. Transaction revenue was 64% of total SFG revenue in 2015 compared to 62% in the prior year. In the U.S., revenue of $311.5 million increased $28.6 million compared to 2014. Non-U.S. revenue in 2015 of $137.6 million decreased $6.0 million from the prior year.

Global FIG revenue of $365.6 million in 2015 increased $10.9 million, or 3%, compared to 2014. Excluding the unfavorable impact of changes in FX translation rates, FIG revenue grew 10% due to changes in the mix of fee type, new fee initiatives and pricing increases. Additionally, the growth reflects higher rated issuance volumes in the U.S. banking sector reflecting issuers taking advantage of favorable market conditions for much of the year as well as revenue from the ICRA Acquisition. These increases were partially offset by an approximate $24 million unfavorable impact from changes in FX translation rates. Transaction revenue was 37% of total FIG revenue in 2015 compared to 35% in the prior year. In the U.S., revenue of $156.4 million increased $15.2 million compared to the prior year. Internationally, revenue was $209.2 million in 2015, or down $4.3 million compared to 2014.

Global PPIF revenue was $376.4 million in 2015 and increased $19.1 million, or 5%, compared to 2014. Excluding the impact of unfavorable changes in FX translation rates, PPIF revenue grew 10% reflecting higher U.S. public finance refunding volumes due to continued low benchmark interest rates as well as the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases. These increases were partially offset by lower U.S. infrastructure finance revenue compared to a strong prior year comparative period as well as an approximate $15 million unfavorable impact from changes in FX translation rates. Transaction revenue was 60% of total PPIF revenue in 2015 compared to 58% in the prior year. In the U.S., revenue in 2015 was $244.7 million and increased $18.5 million compared to 2014. Outside the U.S., PPIF revenue was flat compared to 2014.

Global MIS Other revenue was $30.4 million in 2015 and increased $12.4 million, or 69% compared to 2014. The increase primarily reflects a full year of ICRA non-ratings revenue in 2015 compared to just one quarter of revenue in 2014.

Operating and SG&A expenses in 2015 increased $44.3 million compared to 2014 reflecting an increase in compensation and non-compensation costs of $20 million and $24 million, respectively. The increase in compensation reflects annual merit increases, headcount growth in the ratings LOBs as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. These increases were partially offset by decreases in incentive compensation costs reflecting lower achievement against full-year targeted results compared to the prior year. The increase in non-compensation expenses reflects higher costs to support various IT and operational enhancement projects and higher variable costs correlated with business growth. Also, there were higher rent and occupancy costs for various global real estate expansion projects. The increase in both compensation and non-compensation expenses also reflects the acquisition of ICRA in the second half of 2014. Changes in FX translation rates had an approximate $42 million favorable impact on MIS operating expenses compared to the prior year.

40	MOODY’S 2015 10K

Adjusted Operating Income and operating income in 2015 were $1,307.4 million and $1,241.4 million, respectively, and increased $30.2 million and $13.6 million, respectively, compared to 2014. Adjusted Operating Margin and operating margin were 53.9% and 51.1%, respectively, or 40 BPS and 110 BPS lower than the prior year, respectively. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Research, data and analytics (RD&A)	$626.4	$571.8	10%
Enterprise risk solutions (ERS)	374.0	328.5	14%
Professional services (PS)	149.9	168.2	(11%)

Total external revenue	1,150.3	1,068.5	8%

Intersegment revenue	13.1	13.3	(2%)

Total MA Revenue	1,163.4	1,081.8	8%

Expenses:
Operating and SG&A (external)	790.4	736.7	(7%)
Operating and SG&A (intersegment)	93.5	87.6	(7%)

Adjusted Operating Income	279.5	257.5	9%

Depreciation and amortization	47.5	46.2	(3%)

Operating income	$232.0	$211.3	10%

Adjusted Operating Margin	24.0%	23.8%
Operating margin	19.9%	19.5%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $81.8 million, or 8%, compared to 2014. Excluding the unfavorable changes in FX translation rates, MA revenue grew 12% reflecting growth in RD&A and ERS which included revenue from the acquisitions of Lewtan and WebEquity, respectively. Recurring revenue comprised 74% and 73% of total MA revenue in 2015 and 2014, respectively.

In the U.S., revenue of $534.7 million in 2015 increased $61.2 million, and reflected growth in RD&A and ERS, which included revenue from Lewtan and WebEquity, respectively.

International revenue of $615.6 million in 2015 was $20.6 million higher than in 2014 reflecting growth in all regions within RD&A and ERS partially offset by an approximate $47 million unfavorable impact from changes in FX translation rates.

Global RD&A revenue of $626.4 million, which comprised 54% of total external MA revenue in both 2015 and 2014, increased $54.6 million, or 10%, over the prior year period. Excluding the unfavorable impact of FX translation rates, RD&A revenue grew 14% compared to the prior year. The growth over the prior year was most notable in the U.S. and EMEA, primarily due to strong sales of credit research, licensing of ratings data and economic analysis and data. The acquisition of Lewtan in late 2014 also contributed to growth over the prior year. In the U.S., revenue of $351.9 million increased $45.1 million compared to 2014. Internationally, revenue increased $9.5 million compared to the prior year and included an approximate $24 million unfavorable impact relating to unfavorable changes in FX translation rates.

Global ERS revenue of $374.0 million in 2015 increased $45.5 million, or 14%, over 2014. Excluding the unfavorable impact of changes in FX translation rates, ERS revenue grew 19%. This growth reflects increases across all product offerings with particular strength in the credit assessment and origination business which included revenue recognized internationally from a large software implementation engagement for which VSOE for the annual software maintenance was established near the conclusion of the project. Additionally, the acquisition of WebEquity contributed to the revenue growth. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $131.2 million increased $21.1 million compared to 2014. Internationally, revenue of $242.8 million increased $24.4 million compared to the prior year and included an approximate $17 million unfavorable impact relating to changes in FX translation rates.

MOODY’S 2015 10K	41

Revenue from PS was $149.9 million and decreased $18.3 million, or 11%, from 2014. Excluding the unfavorable impact from changes in FX translation rates, PS revenue declined 7% primarily due to the Company exiting certain Copal Amba product lines late in 2014 as well as attrition outpacing sales growth at Copal Amba as global banks adjusted their business activities. In the U.S., revenue of $51.6 million decreased $5.0 million compared to 2014. Internationally, revenue decreased $13.3 million compared to the prior year and included an approximate $6 million unfavorable impact reflecting changes in FX translation rates.

Operating and SG&A expenses in 2015 increased $53.7 million compared to 2014. The expense growth reflects an approximate $39 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated to each segment based on a revenue- split methodology. Headcount from the acquisitions of WebEquity and Lewtan as well as annual merit increases also contributed to the compensation expense growth. Non-compensation expenses increased approximately $15 million due to higher costs for continued investment in IT infrastructure as well as costs related to ERS product development and project delivery. Also, the expense growth reflected additional non-compensation costs related to the acquisitions of WebEquity and Lewtan. Changes in FX translation rates had an approximate $29 million favorable impact on MA operating expenses in 2015 compared to the prior year.

Adjusted Operating Income was $279.5 million in 2015 and increased $22.0 million compared to the same period in 2014. Operating income of $232.0 million in 2015 increased $20.7 million compared to the same period in 2014. Adjusted Operating Margin in 2015 was 24.0%, up 20 BPS from 2014. Operating margin was 19.9% in 2015, up 40 BPS from the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Year ended December 31, 2014 compared with year ended December 31, 2013

Executive Summary

»	Moody’s revenue in 2014 totaled $3,334.3 million, an increase of $361.8 million compared to 2013 and reflected growth in both MIS and MA. The following discussion of MIS and MA revenue excludes intersegment revenues.

»	MIS revenue was 9% higher compared to the prior year. The growth primarily reflects benefits from changes in the mix of fee type, new fee initiatives and certain pricing increases as well as higher rated issuance volumes for investment-grade corporate debt, CLOs and bank loans. The growth also reflects higher monitoring fees across all regions. These increases were partially offset by declines in rated issuance volumes in high-yield corporate debt as well as banking-related revenue in the U.S.

»	MA revenue grew 19% compared to the prior year and reflected growth across all LOBs. The increase in RD&A revenue, which was most notable in the U.S. and EMEA, was primarily due to increases in credit research, licensing of ratings data and economic analysis and data. The increase in ERS revenue was primarily due to growth across nearly all product offerings, most notably in the asset-liability and capital solution, credit origination, insurance and stress testing business. PS revenue increased 42% primarily reflecting the acquisition of Amba in the fourth quarter of 2013.

»	Total expenses increased $157.3 million compared to the prior year reflecting:

»	higher compensation costs of approximately $155 million primarily relating to headcount growth (both organic and from acquisitions) and annual compensation increases coupled with higher incentive compensation reflecting higher achievement against full-year targeted results in 2014 compared to 2013.

»	non-compensation expenses were flat compared to 2013 with higher rent and occupancy costs, higher costs related to the Company’s investment in IT infrastructure and higher variable costs correlated with business growth and from acquisitions being offset by a litigation settlement charge in the prior year.

»	Operating income of $1,439.1 million increased $204.5 million compared to 2013 and resulted in an operating margin of 43.2%, compared to 41.5% in the prior year. Adjusted Operating Income of $1,534.7 million in 2014 increased $206.7 million compared to 2013, resulting in an Adjusted Operating Margin of 46.0% compared to 44.7% in the prior year period. Both the operating margin and Adjusted Operating Margin in 2013 included the aforementioned litigation settlement charge.

»	Non-operating income (expense), net was $21.9 million compared to net expense of ($65.3) million in 2013. The change reflects the $102.8 million ICRA Gain and FX gains relating to the strengthening of the U.S. dollar to the euro and British pound partially offset by higher interest expense reflecting additional long-term debt issued by the Company in 2014.

»	The ETR increased 90bps compared to 2013 primarily due to a greater legacy tax settlement in 2013, as well as a tax benefit in 2013 related to retroactive tax legislation.

»	Diluted EPS of $4.61 in 2014, which included $0.37 for the ICRA Gain as well as a $0.03 benefit from a Legacy Tax Matter, increased $1.01 over 2013, which included a $0.14 charge related to the aforementioned litigation settlement and a $0.09 benefit from a Legacy Tax Matter. Excluding the ICRA Gain and litigation settlement charge in 2014 and 2013, respectively, and the benefit from the Legacy Tax Matters in both years, Non-GAAP Diluted EPS in 2014 of $4.21 was $0.56 higher than 2013 Non-GAAP Diluted EPS of $3.65.

42	MOODY’S 2015 10K

Moody’s Corporation

	Year ended December 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
United States	$1,814.5	$1,626.5	12%

International:
EMEA	952.8	862.8	10%
Asia-Pacific	338.3	286.1	18%
Americas	228.7	197.1	16%

Total International	1,519.8	1,346.0	13%

Total	3,334.3	2,972.5	12%

Expenses:
Operating	930.3	822.4	(13%)
SG&A	869.3	822.1	(6%)
Depreciation and amortization	95.6	93.4	(2%)

Total	1,895.2	1,737.9	(9%)

Operating income	$1,439.1	$1,234.6	17%

Adjusted Operating Income (1)	$1,534.7	$1,328.0	16%

Interest expense, net	$(116.8)	$(91.8)	(27%)
Other non-operating income, net	$35.9	$26.5	35%
ICRA Gain	$102.8	$—	NM

Non-operating income (expense), net	$21.9	$(65.3)	134%

Net income attributable to Moody’s	$988.7	$804.5	23%
Diluted EPS attributable to Moody’s common shareholders	$4.61	$3.60	28%
Non-GAAP EPS attributable to Moody’s common shareholders (1)	$4.21	$3.65	15%
Operating margin	43.2%	41.5%
Adjusted Operating Margin (1)	46.0%	44.7%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Non-GAAP EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,

	2014		2013	% Change
United States	3,138		2,847	10%
International	6,746	*	5,517	22%

Total	9,884		8,364	18%

*	Total as of December 31, 2014 includes approximately 1,300 staff from the acquisitions of ICRA, Lewtan and WebEquity of which a significant portion are located in low cost jurisdictions.

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

MOODY’S 2015 10K	43

was driven by growth across nearly all product offerings, most notably in the asset-liability and capital solutions, credit origination, insurance and stress-testing verticals. Additionally, ERS revenue benefitted from the acquisition of WebEquity Solutions in July 2014. Transaction revenue accounted for 50% of global MCO revenue in both 2014 and 2013.

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

SG&A expenses of $869.3 million in 2014 increased $47.2 million compared to the prior year period reflecting higher compensation and non-compensation expenses partially offset by the first quarter 2013 litigation settlement charge relating to two matters regarding structured finance transactions rated by MIS. The growth in compensation costs of approximately $63 million was primarily due to higher salaries and related employee benefits resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from acquisitions. Also contributing to the increase in compensation expenses were higher incentive compensation costs reflecting greater achievement against full-year targeted results compared to the prior year coupled with headcount growth. Additionally, there were higher rent and occupancy costs of approximately $13 million reflecting additional floors leased at the Company’s 7WTC headquarters coupled with various other real estate expansion projects worldwide as well as higher costs to support investments in the Company’s IT infrastructure. Also, incremental non-compensation expenses from acquisitions contributed to the expense growth.

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

Net Income in 2014, which included $78.5 million for the ICRA Gain as well as a $6.4 million benefit related to the aforementioned Legacy Tax Matter, was $988.7 million, or $4.61 per diluted share. This is an increase of $184.2 million, or $1.01 per diluted share, compared to 2013, which included a $0.14 charge related to the settlement of certain legal matters and a $0.09 benefit related to the resolution of a Legacy Tax Matter. Excluding the $0.37 ICRA Gain in 2014, the litigation settlement charge in 2013 and benefits from Legacy Tax Matters in both years, Non-GAAP Diluted EPS of $4.21 in 2014 was $0.56 higher than Non-GAAP Diluted EPS of $3.65 in the prior year

44	MOODY’S 2015 10K

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Corporate finance (CFG)	$1,109.3	$996.8	11%
Structured finance (SFG)	426.5	382.5	12%
Financial institutions (FIG)	354.7	338.8	5%
Public, project and infrastructure finance (PPIF)	357.3	341.3	5%

Total ratings revenue	2,247.8	2,059.4	9%

MIS Other	18.0	12.2	48%

Total external revenue	2,265.8	2,071.6	9%

Intersegment royalty	87.6	78.6	11%

Total MIS Revenue	2,353.4	2,150.2	9%

Expenses:
Operating and SG&A (external)	1,062.9	1,021.6	(4%)
Operating and SG&A (intersegment)	13.3	12.4	(7%)

Adjusted Operating Income	1,277.2	1,116.2	14%

Depreciation and amortization	49.4	46.7	(6%)

Operating income	$1,227.8	$1,069.5	15%

Adjusted Operating Margin	54.3%	51.9%
Operating margin	52.2%	49.7%

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

Non-U.S. revenue was $924.8 million in 2014, an increase of $69.9 million compared to 2013. The growth reflects higher bank loan and structured credit revenue in EMEA and Asia-Pacific and higher banking-related issuance volumes in Asia-Pacific. Also contributing to the growth were changes in the mix of fee type, new fee initiatives and certain pricing increases, as well as higher monitoring fees across all regions resulting from an expanding base of monitored instruments. Revenue from the ICRA Acquisition in the second half of 2014 also contributed to the growth. Partially offsetting these increases were declines in investment-grade corporate debt, ABS, covered bond and infrastructure finance revenue in the EMEA region.

Global CFG revenue of $1,109.3 million in 2014 increased $112.5 million from 2013 reflecting higher U.S. investment-grade rated issuance volumes coupled with changes in the mix of fee type, new fee initiatives and certain pricing increases, primarily in the U.S. The growth in U.S. investment grade revenue reflects increases in rated issuance volumes, most notably in the fourth quarter of 2014, reflecting issuance related to M&A activity and a shift of investor demand towards high-grade instruments due to falling oil prices and geopolitical and global macroeconomic growth uncertainties. Monitoring and program fee revenue also contributed to the revenue growth in all regions due to an expanding base of monitored instruments. Additionally, there were higher rated issuance volumes for bank loans in EMEA reflecting issuers taking advantage of favorable market conditions as well as higher bank loan revenue in the U.S. reflecting a favorable shift in issuance mix. Partially offsetting these increases was a decline in high-yield corporate debt issuance in the

MOODY’S 2015 10K	45

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

Global MIS Other revenue was $18.0 million in 2014 and increased $5.8 million, or 48% compared to 2013. The increase primarily reflects non-ratings revenue from the ICRA Acquisition in 2014.

Operating and SG&A expenses in 2014 increased $41.3 million compared to 2013 primarily reflecting higher compensation costs of approximately $70 million resulting from annual compensation increases, headcount growth in the ratings LOBs and from the acquisition of ICRA as well as in support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. Also, there were higher non-compensation costs in 2014 to support the Company’s IT systems and infrastructure as well as higher rent and occupancy costs of approximately $9 million for additional leased floors at 7WTC coupled with various other global real estate expansion projects. Furthermore, the increase in non-compensation expenses reflected the consolidation of the results of operations for ICRA in the fourth quarter of 2014. These increases were partially offset by a litigation settlement charge in 2013 regarding two structured finance transactions rated by MIS.

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

46	MOODY’S 2015 10K

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2014	2013
Revenue:
Research, data and analytics (RD&A)	$571.8	$519.8	10%
Enterprise risk solutions (ERS)	328.5	262.5	25%
Professional services (PS)	168.2	118.6	42%

Total external revenue	1,068.5	900.9	19%

Intersegment revenue	13.3	12.4	7%

Total MA Revenue	1,081.8	913.3	18%

Expenses:
Operating and SG&A (external)	736.7	622.9	(18%)
Operating and SG&A (intersegment)	87.6	78.6	(11%)

Adjusted Operating Income	257.5	211.8	22%

Depreciation and amortization	46.2	46.7	1%

Operating income	$211.3	$165.1	28%

Adjusted Operating Margin	23.8%	23.2%
Operating margin	19.5%	18.1%

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

MOODY’S 2015 10K	47

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

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 35 countries outside the U.S. In 2015, approximately 46% and 60% of the Company’s revenue and expenses, respectively, were reported in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2015, approximately 58% of Moody’s assets were located outside the U.S. making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to AOCI in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than a subsidiary’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to partially mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. If the euro were to weaken 10% relative U.S. dollar, there would be an approximate $7 million unfavorable impact to the fair value of the forward contracts. If the British pound were to weaken 10% relative to the euro, there would be an approximate $2 million unfavorable impact to the fair value of the forward contracts. Additionally, if other foreign currencies in the Company’s foreign exchange forward portfolio were to devalue 10% compared to the euro, there would be an approximate $3 million favorable impact to the fair value of the forward contracts. The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses in future earnings on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. Any change in the fair value of these hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. For the year ended December 31, 2015, all gains and losses on these derivatives designated as net investment hedges were recognized in OCI. If the Japanese yen were to appreciate 10% compared to the U.S. dollar, there would be an approximate $18 million unfavorable impact to the foreign currency forward designated as a net investment hedge with a Japanese yen/U.S. dollar currency pairing. If the British pound were to appreciate 10% compared to the euro, there would be an approximate $4 million unfavorable impact to the foreign currency forward designated as a net investment hedge with a British pound/euro currency pairing. These adjustments would partially offset the currency translation adjustment component of AOCI. Additional information on the Company’s forward contracts designated as net investment hedges can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Also, the Company has designated €400 million of the 2015 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $44 million unfavorable adjustment to OCI. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

In conjunction with the designation of a portion of the 2015 Senior Notes as a net investment hedge, the Company entered into a cross-currency swap (exchanging €100 million for U.S. dollars) to mitigate FX exposure on the remaining principal balance of the 2015 Senior Notes not designated as a net investment hedge. If the euro were to weaken 10% relative to the U.S. dollar, there would be an approximate $13 million unfavorable impact to the fair value of the cross-currency swap which would be partially offset by favorable revaluation gains on the €100 million of the 2015 Senior Notes.

Moody’s aggregate cash and cash equivalents and short- term investments of $2.2 billion at December 31, 2015 consisted of $1.5 billion located outside the U.S. Approximately 46% of the Company’s aggregate cash and cash equivalents and short term investments at December 31, 2015 were held in currencies other than USD. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and GBP, could reduce the reported amount of USD cash and cash equivalents and short-term investments.

Credit and Interest rate risk:

The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives.

48	MOODY’S 2015 10K

The Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed rate of interest on certain of its borrowings to a floating rate based on the 3-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $45 million change to the fair value of these interest rate swaps.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flow.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,

	2015	2014	$ Change Favorable (unfavorable)	2014	2013	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$1,153.6	$1,018.6	$135.0	$1,018.6	$926.8	$91.8
Net cash used in investing activities	$(92.0)	$(564.9)	$472.9	$(564.9)	$(261.9)	$(303.0)
Net cash used in financing activities	$(461.0)	$(1,064.5)	$603.5	$(1,064.5)	$(498.8)	$(565.7)
Free Cash Flow*	$1,064.6	$944.0	$120.6	$944.0	$884.5	$59.5

*	Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Year ended December 31, 2015 compared to the year ended December 31, 2014:

Net cash flows from operating activities increased $135.0 million compared to the prior year. The following non-cash items partially offset by a decrease in net income of $56.4 million (prior year net income included the non-cash ICRA Gain) impacted cash provided by operating activities in the year ended December 31, 2015 compared to the same period in 2014:

»	a $17.9 million increase in depreciation and amortization primarily reflecting intangible assets acquired in the Company’s 2014 acquisitions as well as an increase in the Company’s capital expenditures to support investment in IT infrastructure and operations;

»	a $102.8 million increase reflecting the non-cash ICRA Gain in the prior year.

In addition to the non-cash items discussed above, the following working capital changes resulted in higher net cash flows provided by operating activities:

»	a $72.9 million increase in cash flow from changes in accounts receivable balances primarily reflecting overall business growth. Approximately 33% and 29% of the Company’s accounts receivable balance at December 31, 2015 and 2014, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are billed in arrears;

»	an approximate $34 million increase due to the timing of income tax payments;

partially offset by:

»	an approximate $58 million decrease primarily relating to higher incentive compensation payouts in 2015 compared to 2014 which reflected greater achievement against full-year targeted results in 2014 compared to 2013 as well as higher headcount.

Additionally, the Company made approximately $22 million and $34 million in contributions to its funded U.S. pension plan in 2015 and 2014, respectively.

MOODY’S 2015 10K	49

Year ended December 31, 2014 compared to the year ended December 31, 2013:

The following changes in non-cash items impacted cash provided by operating activities in 2014 compared to 2013, relative to net income:

»	a $57.1 million increase in deferred income taxes primarily due to an increase in deferred tax liabilities relating to the ICRA Gain;

»	a $102.8 million decrease related to the non-cash ICRA Gain in 2014;

In addition to the non-cash items discussed above and an increase in net income of $190.1 million, the change in net cash flows provided by operating activities also reflected:

»	an approximate $71 million increase primarily relating to higher incentive compensation payouts in 2013 compared to 2014 which reflected greater achievement against full-year targeted results in 2012 compared to achievement in 2013;

partially offset by:

»	an approximate $40 million decrease due to the timing of income tax payments;

»	a $31.3 million decrease in cash flow from changes in accounts receivable balances primarily reflecting an increase in accounts receivable balances in 2014 compared to 2013. The increase in accounts receivable balances primarily reflects growth in both MIS and MA revenue. Approximately 29% and 26% of the Company’s accounts receivable balances at December 31, 2014 and 2013, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are billed in arrears;

»	a $27.7 million decrease relating to changes in deferred revenue balances which includes the impact of timing of revenue recognition for certain projects within ERS.

Net cash used in investing activities

Year ended December 31, 2015 compared to the year ended December 31, 2014:

The $472.9 million decrease in cash flows used in investing activities compared to 2014 primarily reflects:

»	two immaterial acquisitions in 2015 compared to three larger transactions in 2014 totaling $239.7 million. The acquisitions in 2014 consisted of additional equity shares acquired of ICRA Limited to achieve a controlling interest as well as the acquisitions of WebEquity and Lewtan;

»	lower net purchases of investments of $237.2 million.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The $303.0 million increase in cash flows used in investing activities compared to 2013 primarily reflects:

»	an increase in capital additions of $32.3 million which reflects ongoing initiatives to enhance the Company’s IT infrastructure as well as costs relating to the build-out of additional leased space at 7WTC;

»	higher cash paid for acquisitions in 2014 of $189.0 million reflecting the Company’s purchase of a controlling interest in ICRA as well as the purchase of WebEquity and Lewtan;

»	higher net purchases of investments of $103.4 million reflecting the Company’s investment of excess non-U.S. cash balances.

Net cash used in financing activities

Year ended December 31, 2015 compared to the year ended December 31, 2014:

The $603.5 million decrease in cash used in financing activities was primarily attributed to:

»	treasury shares repurchased of $1,220.5 million in 2014 compared to $1,098.1 million repurchased in 2015;

»	cash paid of $183.8 million in 2014 to obtain 100% ownership in Copal Amba;

»	$300 million paid in 2014 in the early repayment of the Series 2005-1 Notes;

»	a $105.1 million increase from the issuance of long-term debt;

partially offset by:

»	a decrease in proceeds from the exercise of employee stock options of $68.3 million reflecting a lower amount exercised in 2015;

»	higher dividends paid to MCO shareholders of $36.1 million reflecting $1.36 per share paid in 2015 compared to $1.12 per share paid in 2014.

50	MOODY’S 2015 10K

Year ended December 31, 2014 compared to the year ended December 31, 2013:

The $565.7 million increase in cash used in financing activities was primarily attributed to:

»	treasury shares repurchased of $1,220.5 million in 2014 compared to $893.1 million repurchased in the prior year period;

»	cash paid of $183.8 million in 2014 to obtain 100% ownership in Copal Amba;

»	higher dividends paid to MCO shareholders of $38.7 million reflecting $1.12 per share paid in 2014 compared to $0.90 per share paid in the prior year.

Cash held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at December 31, 2015 consisted of approximately $1.5 billion located outside of the U.S. Approximately 34% of the Company’s aggregate cash and cash equivalents, and short-term investments is denominated in euros and British pounds. Over 95% of the cash and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At December 31, 2015, Moody’s had $3.4 billion of outstanding debt and $1.0 billion of additional capacity available under the 2015 Facility. All significant terms of the Company’s indebtedness are more fully described in Note 15 to the consolidated financial statements. At December 31, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2015, there were no such cross defaults.

On March 9, 2015, the Company issued €500 million aggregate principal amount of senior unsecured notes in a public offering. The 2015 Senior Notes bear interest at a fixed rate of 1.75% and mature on March 9, 2027. The terms of the 2015 Senior Notes are more fully described in Note 15 to the condensed consolidated financial statements.

The Company has designated €400 million of the 2015 Senior Notes as a net investment hedge against foreign currency exposure relating to its net investment in its subsidiaries whose functional currency is the euro. The Company also entered into a €100 million cross currency swap (swapping euros for U.S. dollars) to hedge FX risk on the remaining principal balance denominated in euros that was not designated as a net investment hedge. These hedging instruments are more fully described in Note 5 to the condensed consolidated financial statements.

On May 11, 2015, the Company entered into a five-year unsecured revolving credit facility with the capacity to borrow up to $1 billion. The 2015 Facility replaces the $1 billion 2012 Facility that was scheduled to expire in April 2017 and is more fully described in Note 15 to the condensed consolidated financial statements. At December 31, 2015, there were no borrowings outstanding under this facility.

On November 13, 2015, the Company issued $300 million aggregate principal amount of senior unsecured notes in a public offering. The notes were a further issuance of, will be fungible with and will be consolidated and form a single series with the Company’s outstanding 2014 Senior Notes (30-year), issued on July 16, 2014 in the amount of $300 million. The notes will trade interchangeably with the previously issued 2014 Senior Notes (30-year) and the aggregate principal amount of the 2014 Senior Notes (30-year) is $600 million at December 31, 2015.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes	Total
2016	$—	$—	$—	$—	$—	$—	$—	$—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	500.0	—	600.0	543.1	2,143.1

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$543.1	$3,393.1

MOODY’S 2015 10K	51

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In December 2015, the Board of Directors of the Company declared a quarterly dividend of $0.37 per share of Moody’s common stock, payable on March 10, 2016 to shareholders of record at the close of business on February 19, 2016. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2014, the Board approved $1.0 billion of share repurchase authority which has a remaining repurchase authority of approximately $466 million at December 31, 2015. In December 2015, the Board authorized an additional $1.0 billion of share repurchase authority which will be utilized following completion of the program authorized in December 2014. Full-year 2016 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf lease has an initial term of 17.5- years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of December 31, 2015 are approximately £94 million, of which approximately £10 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The total remaining lease payments for the 7WTC leases noted above are $419 million as of December 31, 2015, of which approximately $34 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

Off-Balance Sheet Arrangements

At December 31, 2015, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2015:

		Payments Due by Period

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$4,971.5	$134.1	$549.9	$1,172.5	$3,115.0
Operating lease obligations	825.5	94.8	171.9	141.4	417.4
Purchase obligations	177.2	71.0	66.7	39.5	—
Pension obligations (2)	162.2	28.9	45.1	17.3	70.9

Total (3)	$6,136.4	$328.8	$833.6	$1,370.7	$3,603.3

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 15 to the consolidated financial statements.

(2)	Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)	The table above does not include the Company’s net long-term tax liabilities of $205.1 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

52	MOODY’S 2015 10K

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

Constant Currency Measures:

The Company presents revenue growth on a constant currency basis because management deems this metric to be a useful measure of assessing the operations of the Company in times of foreign exchange rate volatility. Constant currency measures exclude the impact of changes in foreign exchange rates on operating results. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average foreign exchange translation rates and current year as reported results. Growth rates on a constant currency basis are determined based on the difference between current period revenue translated using prior period comparative weighted average exchange rates and prior period as reported results divided by prior as reported results. Below is a reconciliation of the Company’s as reported revenue changes to the changes on a constant currency basis:

	Year Ended December 31, 2015

	CFG Revenue		SFG Revenue		FIG Revenue		PPIF Revenue		MIS Non-US Revenue		Total MIS Revenue*

	$	%	$	%	$	%	$	%	$	%	$	%
Reported change	3.4	—	22.6	5%	10.9	3%	19.1	5%	(64.9)	(7%)	68.4	3%
FX impact	40.7	4%	22.0	5%	23.5	7%	15.1	5%	99.2	11%	102.2	5%

Constant currency change	44.1	4%	44.6	10%	34.4	10%	34.2	10%	34.3	4%	170.6	8%

	RD&A Revenue		ERS Revenue		PS Revenue		Total MA Revenue*
	$	%	$	%	$	%	$	%
Reported change	54.6	10%	45.5	14%	(18.3)	(11%)	81.8	8%
FX impact	24.7	4%	16.6	5%	6.0	4%	47.3	4%

Constant currency change	79.3	14%	62.1	19%	(12.3)	(7%)	129.1	12%

	MCO Revenue
	$	%
Reported change	150.2	5%
FX impact	149.5	4%

Constant currency change	299.7	9%

*	Excludes intersegment revenue

MOODY’S 2015 10K	53

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

	Year Ended December 31,

	2015	2014	2013	2012	2011
Operating income	$1,473.4	$1,439.1	$1,234.6	$1,077.4	$888.4
Adjustments:
Depreciation and amortization	113.5	95.6	93.4	93.5	79.2
Goodwill impairment charge	—	—	—	12.2	—

Adjusted Operating Income	$1,586.9	$1,534.7	$1,328.0	$1,183.1	$967.6

Operating margin	42.3%	43.2%	41.5%	39.5%	39.0%
Adjusted Operating Margin	45.5%	46.0%	44.7%	43.3%	42.4%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude the impact of litigation settlements, Legacy Tax Matters and the ICRA Gain to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. The impact of litigation settlement relates to two legal matters resolved in the first quarter of 2013. The Legacy Tax items are specific to the Company resulting from the 2000 Distribution. The ICRA Gain resulted from the Company acquiring a controlling interest in ICRA in 2014. Management believes that the exclusion of certain items, detailed in the reconciliation below, allows for a more meaningful comparison of the Company’s Diluted EPS from period-to-period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Year Ended December 31,

	2015	2014	2013	2012	2011
Diluted EPS attributable to Moody’s common shareholders—GAAP	$4.63	$4.61	$3.60	$3.05	$2.49
Legacy Tax	(0.03)	(0.03)	(0.09)	(0.06)	(0.03)
ICRA Gain	—	(0.37)	—	—	—
Impact of litigation settlement	—	—	0.14	—	—

Diluted EPS attributable to Moody’s common shareholders—Non-GAAP	$4.60	$4.21	$3.65	$2.99	$2.46

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

	Year Ended December 31,

	2015	2014	2013	2012	2011
Net cash provided by operating activities	$1,153.6	$1,018.6	$926.8	$823.1	$803.3
Capital additions	(89.0)	(74.6)	(42.3)	(45.0)	(67.7)

Free Cash Flow	$1,064.6	$944.0	$884.5	$778.1	$735.6

Net cash used in investing activities	$(92.0)	$(564.9)	$(261.9)	$(50.2)	$(267.6)
Net cash (used in) provided by financing activities	$(461.0)	$(1,064.5)	$(498.8)	$202.6	$(417.7)

54	MOODY’S 2015 10K

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs; ii) the accounting for certain software license and maintenance revenue in MA; iii) the accounting for certain revenue arrangements where VSOE is not available and iv) the accounting for contract acquisition costs. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016.

In April 2015, the FASB issued ASU No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. In accordance with the ASU, a cloud computing arrangement that contains a software license should be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The Company can elect to apply this ASU either retrospectively or prospectively effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU in 2016 will not have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03,”Simplifying the Presentation of Debt Issuance Costs”. This ASU simplifies the presentation of debt issuance costs in financial statements and requires a company to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization costs will continue to be reported as interest expense. The ASU is effective retrospectively for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU will impact the presentation of debt issuance costs in the Company’s consolidated balance sheets. Additionally, in August 2015, the FASB issued ASU No. 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU codifies that given the lack of authoritative guidance in ASU 2015-03 regarding line-of-credit arrangements, the SEC staff would not object to a Company deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

In May 2015, the FASB issued ASU No. 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU removes the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share as a practical expedient. ASU No. 2015-07 is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU will only impact the presentation of certain of the Company’s pension assets in the fair value hierarchy disclosures.

In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” in acquisition accounting. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is applied prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU simplifies the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities be classified as noncurrent on the balance sheet. This removes the requirement for the entity to determine whether the deferred tax is current or noncurrent for presentation in the balance sheet. ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company has elected to adopt this ASU in the first quarter of 2016 with the adoption affecting the presentation of the Company’s deferred tax assets and liabilities on its balance sheet.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the Company’s financial statements.

MOODY’S 2015 10K	55

CONTINGENCIES

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 18 “Contingencies” in this Form 10-K.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7. “MD&A”, commencing on page 28 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which are affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 48 of this annual report on Form 10-K.

56	MOODY’S 2015 10K

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

MOODY’S 2015 10K	57

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 24, 2016

58	MOODY’S 2015 10K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Moody’s Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New York, New York

February 24, 2016

MOODY’S 2015 10K	59

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	Year Ended December 31,

	2015	2014	2013
Revenue	$3,484.5	$3,334.3	$2,972.5

Expenses
Operating	976.3	930.3	822.4
Selling, general and administrative	921.3	869.3	822.1
Depreciation and amortization	113.5	95.6	93.4

Total expenses	2,011.1	1,895.2	1,737.9

Operating income	1,473.4	1,439.1	1,234.6

Non-operating (expense) income, net
Interest expense, net	(115.1)	(116.8)	(91.8)
Other non-operating income, net	21.3	35.9	26.5
ICRA Gain	—	102.8	—

Non-operating income (expense), net	(93.8)	21.9	(65.3)

Income before provision for income taxes	1,379.6	1,461.0	1,169.3
Provision for income taxes	430.0	455.0	353.4

Net income	949.6	1,006.0	815.9
Less: Net income attributable to noncontrolling interests	8.3	17.3	11.4

Net income attributable to Moody’s	$941.3	$988.7	$804.5

Earnings per share
Basic	$4.70	$4.69	$3.67

Diluted	$4.63	$4.61	$3.60

Weighted average shares outstanding
Basic	200.1	210.7	219.4

Diluted	203.4	214.7	223.5

The accompanying notes are an integral part of the consolidated financial statements

60	MOODY’S 2015 10K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$949.6			$1,006.0			$815.9
Other Comprehensive Income (loss):
Foreign currency adjustments:
Foreign currency translation adjustments	$(110.5)	$(14.7)	(125.2)	$(123.0)	$(10.7)	(133.7)	$(9.5)	$(2.0)	(11.5)
Foreign currency translation adjustments – reclassification of (gains) losses included in net income	(0.1)	—	(0.1)	4.4	—	4.4	1.4	—	1.4
Cash flow hedges:
Net realized loss on cash flow hedges	(1.1)	—	(1.1)	—	—	—	—	—	—
Reclassification of losses included in net income	—	—	—	—	—	—	1.2	(0.5)	0.7
Available for sale securities:
Net unrealized gains on available for sale securities	3.3	—	3.3	1.0	—	1.0	—	—	—
Reclassification of gains included in net income	(0.9)	—	(0.9)	(0.1)	—	(0.1)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	13.5	(5.2)	8.3	7.3	(2.8)	4.5	11.9	(4.9)	7.0
Net actuarial gains (losses) and prior service costs	18.5	(7.1)	11.4	(93.8)	37.1	(56.7)	50.9	(21.0)	29.9

Total other comprehensive income (loss)	$(77.3)	$(27.0)	(104.3)	$(204.2)	$23.6	(180.6)	$55.9	$(28.4)	27.5

Comprehensive Income			845.3			825.4			843.4
Less: comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest			8.3			17.3			11.4

Comprehensive income attributable to Moody’s			$837.0			$808.1			$832.0

The accompanying notes are an integral part of the consolidated financial statements

MOODY’S 2014 10K	61

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share data)

	December 31,

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,757.4	$1,219.5
Short-term investments	474.8	458.1
Accounts receivable, net of allowances of $27.5 in 2015 and $29.4 in 2014	802.0	792.4
Deferred tax assets, net	29.3	43.9
Other current assets	179.6	172.5

Total current assets	3,243.1	2,686.4
Property and equipment, net	306.4	302.3
Goodwill	976.3	1,021.1
Intangible assets, net	299.1	345.5
Deferred tax assets, net	137.7	167.8
Other assets	160.8	145.9

Total assets	$5,123.4	$4,669.0

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$566.6	$557.6
Deferred tax liabilities, net	16.7	17.5
Deferred revenue	635.2	624.6

Total current liabilities	1,218.5	1,199.7
Non-current portion of deferred revenue	132.5	132.2
Long-term debt	3,401.0	2,547.3
Deferred tax liabilities, net	83.8	95.7
Unrecognized tax benefits	203.4	220.3
Other liabilities	417.2	430.9

Total liabilities	5,456.4	4,626.1

Contingencies (Note 18)
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2015 and December 31, 2014, respectively.	3.4	3.4
Capital surplus	451.3	383.9
Retained earnings	6,709.0	6,044.3
Treasury stock, at cost; 146,826,744 and 138,539,128 shares of common stock at December 31, 2015 and December 31, 2014, respectively	(7,389.2)	(6,384.2)
Accumulated other comprehensive loss	(339.5)	(235.2)

Total Moody’s shareholders’ (deficit)	(565.0)	(187.8)
Noncontrolling interests	232.0	230.7

Total shareholders’ (deficit) equity	(333.0)	42.9

Total liabilities, noncontrolling interest and shareholders’ (deficit) equity	$5,123.4	$4,669.0

The accompanying notes are an integral part of the consolidated financial statements.

62	MOODY’S 2015 10K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Year Ended December 31,

	2015	2014	2013
Cash flows from operating activities
Net income	$949.6	$1,006.0	$815.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	113.5	95.6	93.4
Stock-based compensation	87.2	80.4	67.1
Deferred income taxes	18.1	29.9	(27.2)
Excess tax benefits from settlement of stock-based compensation awards	(44.5)	(58.7)	(38.8)
ICRA Gain	—	(102.8)	—
Legacy Tax Matters	(6.4)	(6.4)	(19.2)
Changes in assets and liabilities:
Accounts receivable	(25.4)	(98.3)	(67.0)
Other current assets	(28.9)	(41.0)	(21.7)
Other assets	(13.1)	(1.7)	(0.7)
Accounts payable and accrued liabilities	51.4	59.2	(2.9)
Deferred revenue	31.6	38.4	66.1
Unrecognized tax benefits	(10.9)	30.6	30.9
Other liabilities	31.4	(12.6)	30.9

Net cash provided by operating activities	1,153.6	1,018.6	926.8

Cash flows from investing activities
Capital additions	(89.0)	(74.6)	(42.3)
Purchases of investments	(688.2)	(406.3)	(225.9)
Sales and maturities of investments	653.1	134.0	57.0
Cash paid for acquisitions and investment in affiliates, net of cash acquired	(7.6)	(239.7)	(50.7)
Settlement of net investment hedges	39.7	21.7	—

Net cash used in investing activities	(92.0)	(564.9)	(261.9)

Cash flows from financing activities
Issuance of notes	852.8	747.7	497.2
Repayment of notes	—	(300.0)	(63.8)
Proceeds from stock-based compensation plans	89.2	149.4	166.9
Repurchase of shares related to stock-based compensation	(59.5)	(51.4)	(30.9)
Excess tax benefits from settlement of stock-based compensation awards	44.5	58.7	38.8
Treasury shares	(1,098.1)	(1,220.5)	(893.1)
Dividends	(272.1)	(236.0)	(197.3)
Dividends to noncontrolling interests	(6.8)	(11.8)	(12.2)
Payment for noncontrolling interest	—	(183.8)	—
Contingent consideration	(1.5)	(10.3)	(0.3)
Debt issuance costs and related fees	(9.5)	(6.5)	(4.1)

Net cash used in financing activities	(461.0)	(1,064.5)	(498.8)
Effect of exchange rate changes on cash and cash equivalents	(62.7)	(89.2)	(2.0)

Increase (Decrease) in cash and cash equivalents	537.9	(700.0)	164.1
Cash and cash equivalents, beginning of period	1,219.5	1,919.5	1,755.4

Cash and cash equivalents, end of period	$1,757.4	$1,219.5	$1,919.5

The accompanying notes are an integral part of the consolidated financial statements

MOODY’S 2015 10K	63

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2012	342.9	$3.4	$365.1	$4,713.3	(119.7)	$(4,614.5)	$(82.1)	$385.2	$11.4	$396.6
Net income				804.5				804.5	5.7	810.2
Dividends				(215.7)				(215.7)	(6.2)	(221.9)
Stock-based compensation			67.2					67.2		67.2
Shares issued for stock-based compensation plans at average cost, net			(51.9)		5.0	187.9		136.0		136.0
Net excess tax benefit upon settlement of stock-based compensation awards			33.3					33.3		33.3
Adjustment to redemption value of redeemable noncontrolling interest			(7.9)					(7.9)		(7.9)
Treasury shares repurchased					(14.2)	(893.1)		(893.1)		(893.1)
Currency translation adjustment, (net of tax of $2.0 million)							(10.1)	(10.1)	—	(10.1)
Net actuarial losses and prior service cost (net of tax of $21.0 million)							29.9	29.9		29.9
Amortization and recognition of prior service costs and actuarial gains (losses), (net of tax of $4.9 million)							7.0	7.0		7.0
Net realized loss on cash flow hedges (net of tax of $0.5 million)							0.7	0.7		0.7

Balance at December 31, 2013	342.9	$3.4	$405.8	$5,302.1	(128.9)	$(5,319.7)	$(54.6)	$337.0	$10.9	$347.9

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

64	MOODY’S 2014 10K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2013	342.9	$3.4	$405.8	$5,302.1	(128.9)	$(5,319.7)	$(54.6)	$337.0	$10.9	$347.9
Net income				988.7				988.7	7.9	996.6
Dividends				(246.5)				(246.5)	(6.9)	(253.4)
Non-controlling interest resulting from majority acquisition of ICRA								—	218.8	218.8
Stock-based compensation			80.6					80.6		80.6
Shares issued for stock-based compensation plans at average cost, net			(58.0)		4.2	156.0		98.0		98.0
Net excess tax benefits upon settlement of stock-based compensation awards			54.7					54.7		54.7
Adjustment to redemption value of redeemable noncontrolling interest			(99.2)					(99.2)		(99.2)
Treasury shares repurchased					(13.8)	(1,220.5)		(1,220.5)		(1,220.5)
Currency translation adjustment, (net of tax of $10.7 million)							(129.3)	(129.3)	—	(129.3)
Net actuarial losses and prior service cost (net of tax of $37.1 million)							(56.7)	(56.7)		(56.7)
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $2.8 million)							4.5	4.5		4.5
Net unrealized gain on available for sale securities							0.9	0.9		0.9

Balance at December 31, 2014	342.9	$3.4	$383.9	$6,044.3	(138.5)	$(6,384.2)	$(235.2)	$(187.8)	$230.7	42.9

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

MOODY’S 2015 10K	65

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2014	342.9	$3.4	$383.9	$6,044.3	(138.5)	$(6,384.2)	$(235.2)	$(187.8)	$230.7	42.9
Net income				941.3				941.3	8.3	949.6
Dividends				(276.6)				(276.6)	(7.0)	(283.6)
Stock-based compensation			87.5					87.5		87.5
Shares issued for stock-based compensation plans at average cost, net			(63.5)		2.6	93.1		29.6		29.6
Net excess tax benefits upon settlement of stock-based compensation awards			43.4					43.4		43.4
Treasury shares repurchased					(10.9)	(1,098.1)		(1,098.1)		(1,098.1)
Currency translation adjustment (net of tax of $14.7 million)							(125.3)	(125.3)		(125.3)
Net actuarial losses and prior service cost (net of tax of $7.1 million)							11.4	11.4		11.4
Amortization and recognition of prior service costs and actuarial losses, (net of tax of $5.2 million)							8.3	8.3		8.3
Net unrealized gain on available for sale securities							2.4	2.4		2.4
Net realized loss on cash flow hedges							(1.1)	(1.1)		(1.1)

Balance at December 31, 2015	342.9	$3.4	$451.3	$6,709.0	(146.8)	$(7,389.2)	$(339.5)	$(565.0)	$232.0	$(333.0)

The accompanying notes are an integral part of the consolidated financial statements.

66	MOODY’S 2014 10K

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) outsourced research and analytical services. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and financial instrument pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

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

Short-term Investments

Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next 12 months. The Company’s short-term investments primarily consist of certificates of deposit and their cost approximates fair value due to the short-term nature of the instruments. Interest and dividends on these investments are recorded into income when earned.

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

Research and development costs were $29.1 million, $37.9 million, and $22.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

MOODY’S 2015 10K	67

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of products in the ERS business and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC as well as the related amortization expense related to such costs were immaterial for the years ended December 31, 2015, 2014 and 2013.

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

For purposes of assessing the recoverability of goodwill, the Company has six primary reporting units at December 31, 2015: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, Financial Services Training and Certifications and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. The Copal Amba reporting unit consists of outsourced research and analytical services.

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

68	MOODY’S 2015 10K

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

The Company determines whether its selling price in a multi-element transaction meets the VSOE criteria by using the price charged for a deliverable when sold separately or, if the deliverable is not yet being sold separately, the price established by management having the relevant authority to establish such a price. In instances where the Company is not able to establish VSOE for all deliverables in a multiple element arrangement, which may be due to the Company infrequently selling each element separately, not selling products within a reasonably narrow price range, or only having a limited sales history, the Company attempts to establish TPE for deliverables. The Company determines whether TPE exists by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. However, due to the difficulty in obtaining third party pricing, possible differences in its market strategy from that of its peers and the potential that products and services offered by the Company may contain a significant level of differentiation and/or customization such that the comparable pricing of products with similar functionality cannot be obtained, the Company generally is unable to reliably determine TPE. Based on the selling price hierarchy established by ASC Topic 605, when the Company is unable to establish selling price using VSOE or TPE, the Company will establish an ESP. ESP is the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company establishes its best estimate of ESP considering internal factors relevant to is pricing practices such as costs and margin objectives, standalone sales prices of similar products, percentage of the fee charged for a primary product or service relative to a related product or service, and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trend. The Company reviews its determination of VSOE, TPE and ESP on an annual basis or more frequently as needed.

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, structured credit, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 27 years on a weighted average basis at December 31, 2015. At December 31, 2015, 2014 and 2013, deferred revenue related to these securities was approximately $121 million, $107 million, and $97 million.

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

MOODY’S 2015 10K	69

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2015, 2014 and 2013, accounts receivable included approximately $24 million, $22 million, and $21 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period. At December 31, 2015, 2014 and 2013, accounts receivable included approximately $146.4 million, $127.8 million and $96.7 million, respectively, relating to accrued monitoring service revenue.

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

If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is allocated to each software deliverable using VSOE. In the instances where the Company is not able to determine VSOE for all of the deliverables of an arrangement, the Company allocates the revenue to the undelivered elements equal to its VSOE and the residual revenue to the delivered elements. If the Company is unable to determine VSOE for an undelivered element, the Company defers all revenue allocated to the software deliverables until the Company has delivered all of the elements or when VSOE has been determined for the undelivered elements. In cases where software implementation services are considered essential and VSOE of fair value exists for post-contract customer support (“PCS”), once the delivery criteria has been met on the standard software, license and service revenue is recognized on a percentage-of-completion basis as implementation services are performed, while PCS is recognized over the coverage period. If VSOE of fair value does not exist for PCS, once the delivery criteria has been met on the standard software, service revenue is recognized on a zero profit margin basis until essential services are complete, at which point total remaining arrangement revenue is then spread ratably over the remaining PCS coverage period. If VSOE does not exist for PCS at the beginning of an arrangement but is established during implementation, revenue not recognized due to the absence of VSOE will be recognized on a cumulative basis.

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

70	MOODY’S 2015 10K

range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

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

Foreign Currency Translation

For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these foreign operations, currency translation adjustments are accumulated in a separate component of shareholders’ (deficit)/equity.

MOODY’S 2015 10K	71

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

The Company also has certain investments in closed-ended and open-ended mutual funds in India which are designated as ‘available for sale’ under Topic 320 of the ASC. Accordingly, unrealized gains and losses on these investments are recorded to other comprehensive income and are reclassified out of accumulated other comprehensive income to the statement of operations when the investment matures or is sold using a specific identification method.

Also, the Company uses derivative instruments, as further described in Note 5, to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets.

The Company also was subject to contingent consideration obligations related to certain of its acquisitions as more fully discussed in Note 9. These obligations were carried at their estimated fair value within the Company’s consolidated balance sheets.

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

72	MOODY’S 2015 10K

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of cash and cash equivalents, short-term investments, trade receivables and derivatives.

The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposits and high- grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2015 and 2014. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2015 or 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company is currently evaluating its adoption options and the impact that adoption of this update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs; ii) the accounting for certain software license and maintenance revenue in MA; iii) the accounting for certain revenue arrangements where VSOE is not available and iv) the accounting for contract acquisition costs. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016.

In April 2015, the FASB issued ASU No. 2015-05 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. In accordance with the ASU, a cloud computing arrangement that contains a software license should be accounted for consistently with the acquisition of other software licenses. If no software license is present in the contract, the entity should account for the arrangement as a service contract. The Company can elect to apply this ASU either retrospectively or prospectively effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. The adoption of this ASU in 2016 will not have a material impact on the Company’s financial statements.

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

MOODY’S 2015 10K	73

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

In May 2015, the FASB issued ASU No. 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU removes the requirement to include investments in the fair value hierarchy for which fair value is measured using the net asset value per share as a practical expedient. ASU No. 2015-07 is effective retrospectively for fiscal years beginning after December 15, 2015, with early adoption permitted. The adoption of this ASU will only impact the presentation of certain of the Company’s pension assets in the fair value hierarchy disclosures.

In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments” in acquisition accounting. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is applied prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU simplifies the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities be classified as noncurrent on the balance sheet. This removes the requirement for the entity to determine whether the deferred tax is current or noncurrent for presentation in the balance sheet. ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. The Company has elected to adopt this ASU in the first quarter of 2016 with the adoption affecting the presentation of the Company’s deferred tax assets and liabilities on its balance sheet.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the Company’s financial statements.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2015	2014	2013
Basic	200.1	210.7	219.4
Dilutive effect of shares issuable under stock-based compensation plans	3.3	4.0	4.1

Diluted	203.4	214.7	223.5

Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.7	0.7	4.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2015, 2014 and 2013. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

74	MOODY’S 2015 10K

NOTE 4	CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$188.3	$—	$188.3	$188.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,307.3	$—	$1,307.3	$809.4	$474.8	$23.1
Fixed maturity and open ended mutual funds (2)	$28.7	$3.2	$31.9	$—	$—	$31.9

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$149.7	$—	$149.7	$149.7	$—	$—
Certificates of deposit and money market deposit accounts (1)	$842.5	$—	$842.5	$380.1	$458.1	$4.3
Fixed maturity and open ended mutual funds (2)	$47.1	$0.9	$48.0	$—	$—	$48.0

(1)	Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at December 31, 2015 and one month to 10 months at December 31, 2014. The remaining contractual maturities for the certificates of deposits classified in other assets are one month to 27 months at December 31, 2015 and one month to 39 months at December 31, 2014. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from eleven months to 31 months and two months to 23 months at December 31, 2015 and 2014, respectively.

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

MOODY’S 2015 10K	75

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of Income Recognized in the consolidated statements of operations
		Year Ended December 31,
		2015	2014	2013
Derivatives designated as Fair Value accounting hedges	Location on Consolidated Statement of Operations
Interest rate swaps	Interest expense, net	$15.2	$11.7	$4.2

In November 2015, the Company entered into and settled a $150 million treasury rate lock agreement to manage the Company’s interest rate risk associated with the anticipated additional issuance of the 2014 Senior Notes (30-year) as further described in Note 15. The Company settled this rate lock for a loss of $1.1 million simultaneous with the additional issuance under the 2014 Senior Notes (30-year). The loss on this rate lock was recorded in other comprehensive income and will be amortized to interest expense over the term of the 2014 Senior Notes (30-year).

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

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, any change in the fair value and any realized gains and losses for the hedge are recorded in AOCI in the foreign currency translation account. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating income, net in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding net investment hedges:

	December 31, 2015	December 31, 2014
Notional amount of net investment hedges:
Long-term debt designated as net investment hedge	€400.0	€—
Contracts to sell euros for USD	€—	€50.0
Contracts to sell GBP for euros	£21.2	£—
Contracts to sell Japanese yen for USD	¥19,400.0	¥19,400.0

The outstanding contracts to sell Japanese yen for USD mature in November 2016. The outstanding contracts to sell GBP for euros mature in March 2016. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

76	MOODY’S 2015 10K

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivatives and non-derivatives in net investment hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion), net of tax
	Year Ended December 31,
	2015	2014	2013
FX forwards	$13.4	$19.4	$3.7
Long-term debt	4.7	—	—

Total	$18.1	$19.4	$3.7

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion), net of tax
	Year Ended December 31,
	2015	2014	2013
Treasury rate lock	$(1.1)	$—	$—

	$(1.1)	$—	$—

The loss on this rate lock will be amortized over the term of the 2014 Senior Notes (30-year). The amount that will be reclassified to earnings in 2016 is immaterial.

The cumulative amount of realized and unrecognized net investment and cash flow hedge gains/(losses) recorded in AOCI is as follows:

	Gains (Losses), net of tax

	December 31, 2015	December 31, 2014
Net investment hedges
FX forwards	$34.3	$20.9
Long-term debt	4.7	—

Total net investment hedges	$39.0	$20.9

Cash flow hedges
Treasury rate lock	(1.1)	—

Total	$37.9	$20.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through March 2016.

MOODY’S 2015 10K	77

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2015	December 31, 2014
Notional amount of currency pair:
Contracts to purchase USD with euros	$—	$38.5
Contracts to sell USD for euros	$70.1	$51.1
Contracts to purchase USD with GBP	$—	$0.2
Contracts to purchase USD with other foreign currencies	$—	$1.2
Contracts to purchase euros with other foreign currencies	€35.5	€34.0
Contracts to sell euros for other foreign currencies	€1.4	€—
Contracts to purchase euros with GBP	€—	€25.0
Contracts to sell euros for GBP	€23.1	€38.2

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

The following table summarizes the impact to the consolidated statements of operations relating to the net gain on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
		2015	2014	2013
Derivatives not designated as accounting hedges	Location on Statement of Operations
Cross-currency swap	Other non-operating income, net	$(9.0)	$—	$—
Foreign exchange forwards	Other non-operating income, net	(2.8)	(2.0)	2.1

Total		$(11.8)	$(2.0)	$2.1

78	MOODY’S 2015 10K

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its nonderivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments

	Balance Sheet Location	December 31, 2015	December 31, 2014
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$0.4	$18.8
Interest rate swaps	Other assets	12.1	17.4

Total derivatives designated as accounting hedges		12.5	36.2
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.1	5.6

Total assets		$12.6	$41.8

Liabilities:
Derivatives designated as accounting hedge:
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	$1.2	$—
Interest rate swaps	Other non-current liabilities	0.3	—

Total derivatives designated as accounting hedges		1.5	—
Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	434.5	—
Derivatives not designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	9.0	—
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.9	2.1

Total liabilities		$446.9	$2.1

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,
	2015	2014
Office and computer equipment (3 – 10 year estimated useful life)	$172.1	$152.5
Office furniture and fixtures (3 – 10 year estimated useful life)	45.4	43.8
Internal-use computer software (1 – 10 year estimated useful life)	387.0	336.8
Leasehold improvements and building (3 – 20 year estimated useful life)	220.8	220.7

Total property and equipment, at cost	825.3	753.8
Less: accumulated depreciation and amortization	(518.9)	(451.5)

Total property and equipment, net	$306.4	$302.3

Depreciation and amortization expense related to the above assets was $81.6 million, $67.2 million, and $65.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

MOODY’S 2015 10K	79

NOTE 7	ACQUISITIONS

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

BlackBox Logic

On December 9, 2015, a subsidiary of the Company acquired the RMBS data and analytics business of BlackBox Logic. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flows is not expected to be material. This business operates in the MA reportable segment and goodwill related to this acquisition has been allocated to the RD&A reporting unit.

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

Lewtan Technologies

On October 27, 2014, a subsidiary of the Company acquired 100% of Lewtan Technologies, a leading provider of analytical tools and data for the global structured finance market. The acquisition of Lewtan will bolster MA’s Structured Analytics and Valuations (SAV) business within its RD&A LOB, which provides an extensive data and analytics library for securitized assets. The aggregate purchase price is not material. Lewtan operates in the RD&A LOB of MA and goodwill related to this acquisition was allocated to the RD&A reporting unit.

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

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India. ICRA is a leading provider of credit ratings and research in India and will extend MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to just over 50%, resulting in a controlling interest in ICRA. Moody’s consolidates ICRA’s financial statements on a three-month lag.

80	MOODY’S 2015 10K

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

The cash paid in the table above was funded using Moody’s non-U.S. cash on hand.

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

ICRA operates as its own reporting unit for purposes of the Company’s annual goodwill impairment assessment.

MOODY’S 2015 10K	81

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31, 2015
	MIS			MA			Consolidated

	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	3.7	—	3.7	5.0	—	5.0	8.7	—	8.7
Foreign currency translation adjustments	(18.0)	—	(18.0)	(35.5)	—	(35.5)	(53.5)	—	(53.5)

Ending balance	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3

	Year ended December 31, 2014
	MIS			MA			Consolidated

	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$11.4	$—	$11.4	$666.0	$(12.2)	$653.8	$677.4	$(12.2)	$665.2
Additions/adjustments	296.7	—	296.7	101.1	—	101.1	397.8	—	397.8
Foreign currency translation adjustments	(9.4)	—	(9.4)	(32.5)	—	(32.5)	(41.9)	—	(41.9)

Ending balance	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1

The 2015 additions/adjustments for the MIS segment in the table above relate to the acquisition of Equilibrium. The 2015 additions/adjustments for the MA segment primarily reflect an adjustment to an indemnification asset recognized as part of the Copal acquisition, goodwill acquired from the acquisition of a business from BlackBox Logic and adjustments to deferred revenue balances and deferred tax assets recognized as part of the Lewtan acquisition.

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

82	MOODY’S 2015 10K

Acquired intangible assets consisted of:

	December 31,

	2015	2014
Customer relationships	$298.4	$310.4
Accumulated amortization	(110.0)	(98.1)

Net customer relationships	188.4	212.3

Trade secrets	29.7	30.6
Accumulated amortization	(23.1)	(20.9)

Net trade secrets	6.6	9.7

Software	74.7	79.8
Accumulated amortization	(47.7)	(43.0)

Net software	27.0	36.8

Trade names	72.4	76.5
Accumulated amortization	(16.2)	(13.3)

Net trade names	56.2	63.2

Other	44.3	44.8
Accumulated amortization	(23.4)	(21.3)

Net other	20.9	23.5

Total	$299.1	$345.5

Other intangible assets primarily consist of databases, covenants not to compete and acquired ratings methodologies and models. Amortization expense relating to intangible assets is as follows:

	Year Ended December 31,

	2015	2014	2013
Amortization expense	$31.9	$28.4	$28.0

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2016	$31.3
2017	28.9
2018	22.5
2019	19.2
2020	18.6
Thereafter	178.6

Total estimated future amortization	$299.1

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For all intangible assets, there were no such events or changes during 2015, 2014 or 2013 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. Additionally, there were no events or circumstances during 2015, 2014 or 2013 that would indicate the need for an adjustment of the remaining useful lives of these amortizable intangible assets.

MOODY’S 2015 10K	83

NOTE 9	FAIR VALUE

The table below presents information about items, which are carried at fair value on a recurring basis at December 31, 2015 and 2014:

		Fair Value Measurement as of December 31, 2015

	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$12.6	$—	$12.6	$—
	Money market mutual funds	188.3	188.3	—	—
	Fixed maturity and open ended mutual funds (b)	31.9	31.9	—	—

	Total	$232.8	$220.2	$12.6	$—

Liabilities:
	Derivatives (a)	$12.4	$—	$12.4	$—

	Total	$12.4	$—	$12.4	$—

		Fair Value Measurement as of December 31, 2014

	Description	Balance	Level 1	Level 2	Level 3
Assets:
	Derivatives (a)	$41.8	$—	$41.8	$—
	Money market mutual funds	149.7	149.7	—	—
	Fixed maturity and open ended mutual funds (b)	48.0	48.0	—	—

	Total	$239.5	$197.7	$41.8	$—

Liabilities:
	Derivatives (a)	$2.1	$—	$2.1	$—
	Contingent consideration arising from acquisitions (c)	2.1	—	—	2.1

	Total	$4.2	$—	$2.1	$2.1

(a)	Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as interest rate swaps and cross-currency swaps as more fully described in Note 5 to the financial statements.

(b)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds.

(c)	Represents contingent consideration liabilities pursuant to the agreements for the CSI acquisition.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Changes in Contingent Consideration for Years Ended December 31,

	2015	2014	2013
Balance as of January 1	$2.1	$17.5	$9.0
Contingent consideration assumed in acquisition of Amba	—	—	4.3
Contingent consideration payments	(1.9)	(16.5)	(2.5)
Losses included in earnings	—	1.3	6.9
Foreign currency translation adjustments	(0.2)	(0.2)	(0.2)

Balance as of December 31	$—	$2.1	$17.5

84	MOODY’S 2015 10K

The losses in 2014 and 2013 included in earnings in the table above were recorded within SG&A expenses in the Company’s consolidated statements of operations and related to contingent consideration obligations related to the Copal Amba acquisition which were settled in 2014.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, fixed maturity plans, money market mutual funds, and contingent consideration obligations:

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

MOODY’S 2015 10K	85

NOTE 10	DETAIL OF CERTAIN BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2015	2014
Other current assets:
Prepaid taxes	$83.3	$65.4
Prepaid expenses	66.9	59.9
Other	29.4	47.2

Total other current assets	$179.6	$172.5

	December 31,

	2015	2014
Other assets:
Investments in joint ventures	$28.7	$21.6
Deposits for real-estate leases	11.4	11.3
Indemnification assets related to acquisitions	19.2	23.5
Fixed maturity, open-ended mutual funds, and fixed deposits	55.0	48.0
Other	46.5	41.5

Total other assets	$160.8	$145.9

	December 31,

	2015	2014
Accounts payable and accrued liabilities:
Salaries and benefits	$83.8	$86.5
Incentive compensation	137.2	155.2
Profit sharing contribution	—	9.3
Customer credits, advanced payments and advanced billings	24.6	17.0
Self-insurance reserves	19.7	21.5
Dividends	78.2	75.0
Professional service fees	54.5	47.0
Interest accrued on debt	59.4	45.0
Accounts payable	22.2	19.4
Income taxes (see Note 14)	11.5	16.1
Pension and other retirement employee benefits (see Note 12)	5.4	5.1
Other	70.1	60.5

Total accounts payable and accrued liabilities	$566.6	$557.6

	December 31,

	2015	2014
Other liabilities:
Pension and other retirement employee benefits (see Note 12)	$228.3	$244.8
Deferred rent-non-current portion	98.4	104.2
Interest accrued on UTPs	27.9	20.8
Legacy and other tax matters	1.7	8.6
Other	60.9	52.5

Total other liabilities	$417.2	$430.9

86	MOODY’S 2015 10K

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Year Ended December 31,

	2015	2014	2013
Balance January 1,	$21.5	$27.6	$55.8
Accruals (reversals), net	22.2	5.8	(0.9)
Payments	(24.0)	(11.9)	(27.3)

Balance December 31,	$19.7	$21.5	$27.6

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

In the fourth quarter of 2014, the Company exercised its call option to acquire the remaining interest of Copal Amba.

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal Amba:

	Year Ended December 31,

	2014	2013

	Redeemable Noncontrolling Interest
Balance January 1,	$80.0	$72.3
Net earnings	9.3	5.8
Dividends	(4.9)	(6.0)
Redemption of noncontrolling interest	(183.8)	—
Adjustment to redemption value (1)	99.4	7.9

Balance December 31,	$—	$80.0

(1)	The adjustment to the redemption value in the year ended December 31, 2014 reflects the aforementioned revisions to the revenue and EBITDA multiples pursuant to the amendment of the put/call agreement which occurred contemporaneously with the acquisition of Amba coupled with growth in the Copal Amba reporting unit. These adjustments were recorded with a corresponding reduction to capital surplus.

MOODY’S 2015 10K	87

NOTE 11.	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Affected line in the consolidated statement of operations
Gains (losses) on currency translation adjustments
Liquidation of foreign subsidiary	$0.1	$—	$(1.4)	Other non-operating income (expense), net
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	—	(4.4)	—	ICRA Gain

Total gains (losses) on currency translation adjustments	0.1	(4.4)	(1.4)

Losses on Cash Flow Hedges
Interest rate swap derivative contracts	—	—	(1.2)	Interest expense, net
Income tax effect of item above	—	—	0.5	Provision for income taxes

Losses on Cash Flow Hedges	—	—	(0.7)

Gains on available for sale securities:
Gains on available for sale securities	0.9	0.1	—	Other income
Income tax effect of item above	—	—	—	Provision for income taxes

Total gains on available for sale securities	0.9	0.1	—

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(8.5)	(4.7)	(7.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(5.0)	(2.6)	(4.3)	SG&A expense

Total before income taxes	(13.5)	(7.3)	(11.9)
Income tax effect of item above	5.2	2.8	4.9	Provision for income taxes

Total pension and other retirement benefits	(8.3)	(4.5)	(7.0)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(7.3)	$(8.8)	$(9.1)

88	MOODY’S 2015 10K

The following table shows changes in AOCI by component (net of tax):

	Year Ended December 31, 2015

	Pension and Other Retirement Benefits	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2014	$(105.4)	$—	$(130.7)	$0.9	$(235.2)
Other comprehensive income/(loss) before reclassifications	11.4	(1.1)	(125.2)	3.3	(111.6)
Amounts reclassified from AOCI	8.3	—	(0.1)	(0.9)	7.3

Other comprehensive income/(loss)	19.7	(1.1)	(125.3)	2.4	(104.3)

Balance December 31, 2015	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)

	Year Ended December 31, 2014

	Pension and Other Retirement Benefits	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2013	$(53.2)	$—	$(1.4)	$—	$(54.6)
Other comprehensive income/(loss) before reclassifications	(56.7)	—	(133.7)	1.0	(189.4)
Amounts reclassified from AOCI	4.5	—	4.4	(0.1)	8.8

Other comprehensive income/(loss)	(52.2)	—	(129.3)	0.9	(180.6)

Balance December 31, 2014	$(105.4)	$—	$(130.7)	$0.9	$(235.2)

	Year Ended December 31, 2013

	Pension and Other Retirement Benefits	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2012	$(90.1)	$(0.7)	$8.7	$—	$(82.1)
Other comprehensive income/(loss) before reclassifications	29.9	—	(11.5)	—	18.4
Amounts reclassified from AOCI	7.0	0.7	1.4	—	9.1

Other comprehensive income/(loss)	36.9	0.7	(10.1)	—	27.5

Balance December 31, 2013	$(53.2)	$—	$(1.4)	$—	$(54.6)

NOTE 12	PENSION AND OTHER RETIREMENT BENEFITS

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

MOODY’S 2015 10K	89

receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s Retirement Plans and Other Retirement Plans continue to accrue benefits based on existing plan benefit formulas.

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of the period	$(461.8)	$(347.1)	$(26.7)	$(20.7)
Service cost	(21.6)	(18.4)	(2.2)	(1.7)
Interest cost	(16.9)	(16.5)	(1.0)	(0.9)
Plan participants’ contributions	—	—	(0.4)	(0.4)
Plan amendments	6.4	—	1.2	—
Benefits paid	7.5	6.4	0.8	0.6
Actuarial gain (loss)	1.9	(8.3)	(0.1)	(0.1)
Assumption changes	25.3	(77.9)	1.4	(3.5)

Benefit obligation, end of the period	(459.2)	(461.8)	(27.0)	(26.7)

Change in plan assets:
Fair value of plan assets, beginning of the period	248.4	204.6	—	—
Actual return on plan assets	(4.5)	12.9	—	—
Benefits paid	(7.4)	(6.4)	(0.8)	(0.6)
Employer contributions	24.4	37.3	0.4	0.2
Plan participants’ contributions	—	—	0.4	0.4

Fair value of plan assets, end of the period	$260.9	$248.4	$—	$—

Funded Status of the plans	$(198.3)	$(213.4)	$(27.0)	$(26.7)

Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits liability — current	$(4.4)	$(4.3)	$(1.0)	$(0.8)
Pension and retirement benefits liability — non current	(193.9)	(209.1)	(26.0)	(25.9)

Net amount recognized	$(198.3)	$(213.4)	$(27.0)	$(26.7)

Accumulated benefit obligation, end of the period	$(405.3)	$(396.3)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	2015	2014
Aggregate projected benefit obligation	$459.2	$461.8
Aggregate accumulated benefit obligation	$405.3	$396.3
Aggregate fair value of plan assets	$260.9	$248.4

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans

	2015	2014	2015	2014
Net actuarial losses	$(144.6)	$(165.5)	$(4.4)	$(6.0)
Net prior service costs	4.5	(2.7)	1.2	—

Total recognized in AOCI- pretax	$(140.1)	$(168.2)	$(3.2)	$(6.0)

90	MOODY’S 2015 10K

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans
Net actuarial losses	$10.3	$0.2
Net prior service costs	0.1	(0.3)

Total to be recognized as components of net periodic expense	$10.4	$(0.1)

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans

	2015	2014	2013	2015	2014	2013
Components of net periodic expense
Service cost	$21.6	$18.4	$19.8	$2.2	$1.7	$1.7
Interest cost	16.9	16.5	13.5	1.0	0.9	0.8
Expected return on plan assets	(14.4)	(14.3)	(12.9)	—	—	—
Amortization of net actuarial loss from earlier periods	12.5	6.6	10.8	0.3	—	0.3
Amortization of net prior service costs from earlier periods	0.7	0.7	0.6	—	—	—

Net periodic expense	$37.3	$27.9	$31.8	$3.5	$2.6	$2.8

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2015	2014	2015	2014
Amortization of net actuarial losses	$12.5	$6.6	$0.3	$—
Amortization of prior service costs	0.7	0.7	—	—
Prior service costs	6.5	—	1.2	—
Net actuarial gain (loss) arising during the period	8.4	(87.5)	1.3	(3.7)

Total recognized in OCI – pre-tax	$28.1	$(80.2)	$2.8	$(3.7)

ADDITIONAL INFORMATION:

Assumptions – Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans

	2015	2014	2015	2014
Discount rate	4.04%	3.78%	4.00%	3.65%
Rate of compensation increase	3.74%	3.76%	—	—

MOODY’S 2015 10K	91

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.78%	4.71%	3.82%	3.65%	4.45%	3.55%
Expected return on plan assets	5.80%	6.80%	7.30%	—	—	—
Rate of compensation increase	3.76%	4.00%	4.00%	—	—	—

The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2015, the expected rate of return used in calculating the net periodic benefit costs was 5.80%. For 2016, the Company’s expected rate of return assumption was 6.10% to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released RP-2014 mortality tables and accompanying mortality improvement scale MP-2015 recently issued by the Society of Actuaries. Additionally, the assumed healthcare cost trend rate assumption is not material to the valuation of the other retirement plans.

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

92	MOODY’S 2015 10K

Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2015 and 2014 are as follows:

	Fair Value Measurement as of December 31, 2015

Asset Category	Balance	Level 1	Level 2	% of total assets
Cash and cash equivalent	$0.5	$—	$0.5	—

Common/collective trust funds — equity securities
Global large-cap	99.9	—	99.9	38%
U.S. small and mid-cap	16.0	—	16.0	6%
Emerging markets	16.5	—	16.5	6%

Total equity investments	132.4	—	132.4	51%

Emerging markets bond fund	10.6	10.6	—	4%
Common/collective trust funds — fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	69.8	—	69.8	27%
U.S. Treasury Inflation-Protected Securities (TIPs)	12.5	—	12.5	5%
Private investment fund — convertible securities	7.3	—	7.3	3%
Private investment fund — high yield securities	7.4	—	7.4	3%

Total fixed-income investments	107.6	10.6	97.0	41%

Other investment- Common/collective trust fund — private real estate fund	20.4	—	20.4	8%

Total Assets	$260.9	$10.6	$250.3	100%

	Fair Value Measurement as of December 31, 2014

Asset Category	Balance	Level 1	Level 2	% of total assets
Cash and cash equivalent	$13.2	$—	$13.2	5%

Emerging markets equity fund	14.0	14.0	$—	6%
Common/collective trust funds — equity securities
U.S. large-cap	92.2	—	92.2	37%
U.S. small and mid-cap	16.5	—	16.5	7%

Total equity investments	122.7	14.0	108.7	50%

Emerging markets bond fund	9.1	9.1	—	4%
Common/collective trust funds — fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	60.8	—	60.8	24%
U.S. Treasury Inflation-Protected Securities (TIPs)	10.7	—	10.7	4%
Convertible securities	7.5	—	7.5	3%
Private investment fund — high yield securities	6.7	—	6.7	3%

Total fixed-income investments	94.8	9.1	85.7	38%

Other investment — Common/collective trust fund — private real estate fund	17.8	—	17.8	7%

Total Assets	$248.5	$23.1	$225.4	100%

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

Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.

MOODY’S 2015 10K	93

Cash Flows

The Company contributed $21.6 million and $33.7 million to its U.S. funded pension plan during the years ended December 31, 2015 and 2014, respectively. The Company made payments of $2.7 million and $3.6 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2015 and 2014, respectively. The Company made payments of $0.4 million and $0.6 million to its Other Retirement Plans during the years ended December 31, 2015 and 2014, respectively. The Company presently anticipates making contributions of $22.0 million to its funded pension plan and anticipates making payments of $4.4 million related to its unfunded U.S. pension plans and $1.0 million related to its Other Retirement Plans during the year ended December 31, 2015.

Estimated Future Benefits Payable

Estimated future benefits payments for the Retirement Plans are as follows at ended December 31, 2015:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2016	$10.8	$1.0
2017	12.6	1.1
2018	42.4	1.3
2019	16.0	1.4
2020	17.5	1.6
2021 – 2025	$133.6	$10.5

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $21.1 million, $26.8 million and $18.8 million in 2015, 2014, and 2013, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.7 million and $0.6 million in dividends during the years ended December 31, 2015 and 2014, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 488,000 and 490,000 shares of Moody’s common stock at December 31, 2015 and 2014, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2015, 2014 and 2013 were $26.7 million, $30.6 million and $19.7 million, respectively.

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

94	MOODY’S 2015 10K

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

Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2015	2014	2013
Stock-based compensation expense	$87.2	$80.4	$67.1
Tax benefit	$28.6	$27.5	$24.7

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2015	2014	2013
Expected dividend yield	1.39%	1.41%	1.72%
Expected stock volatility	39%	41%	43%
Risk-free interest rate	1.88%	2.30%	1.53%
Expected holding period	6.9 years	7.2 years	7.2 years
Grant date fair value	$36.08	$31.53	$17.58

A summary of option activity as of December 31, 2015 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	6.0	$46.00
Granted	0.3	$98.08
Exercised	(1.5)	$54.89

Outstanding, December 31, 2015	4.8	$46.47	4.1 years	$256.9

Vested and expected to vest, December 31, 2015	4.7	$45.90	4.0 years	$254.9

Exercisable, December 31, 2015	3.9	$40.79	3.2 years	$231.2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2015 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2015. This amount varies based on the fair value of Moody’s stock. As of December 31, 2015 there was $7.1 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.4 years.

MOODY’S 2015 10K	95

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2015	2014	2013
Proceeds from stock option exercises	$83.9	$145.5	$163.3
Aggregate intrinsic value	$72.9	$122.3	$112.4
Tax benefit realized upon exercise	$26.0	$43.2	$41.1

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2015 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2014	2.7	$53.98
Granted	0.9	$98.07
Vested	(1.2)	$47.30
Forfeited	(0.1)	$70.42

Balance, December 31, 2015	2.3	$75.33

As of December 31, 2015, there was $95.9 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2015	2014	2013
Fair value of shares upon delivery	$111.9	$92.4	$54.6
Tax benefit realized upon delivery	$38.1	$31.2	$19.3

A summary of the status of the Company’s performance-based restricted stock as of December 31, 2015 and changes during the year then ended is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2014	0.9	$46.09
Granted	0.2	$94.08
Vested	(0.5)	$36.78

Balance, December 31, 2015	0.6	$64.46

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,

	2015	2014	2013
Fair value of shares upon delivery	$43.1	$38.0	$25.5
Tax benefit realized upon delivery	$15.6	$14.4	$9.7

As of December 31, 2015, there was $14.0 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 0.9 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high

96	MOODY’S 2015 10K

and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2015, 2014 and 2013 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2015, 2014, and 2013. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

NOTE 14	INCOME TAXES

Components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,

	2015	2014	2013
Current:
Federal	$278.2	$252.8	$226.2
State and Local	40.1	70.2	57.6
Non-U.S.	93.6	102.1	96.8

Total current	411.9	425.1	380.6

Deferred:
Federal	14.7	0.9	(13.1)
State and Local	7.6	4.9	(5.6)
Non-U.S.	(4.2)	24.1	(8.5)

Total deferred	18.1	29.9	(27.2)

Total provision for income taxes	$430.0	$455.0	$353.4

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	3.0	3.6	2.9
Benefit of foreign operations	(5.8)	(7.4)	(6.4)
Legacy tax items	(0.2)	(0.2)	(0.6)
Other	(0.8)	0.1	(0.7)

Effective tax rate	31.2%	31.1%	30.2%

Income tax paid	$397.4	$369.4	$335.7

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2015	2014	2013
United States	$913.9	$912.6	$836.1
International	465.7	548.4	333.2

Income before provision for income taxes	$1,379.6	$1,461.0	$1,169.3

MOODY’S 2015 10K	97

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2015	2014
Deferred tax assets:
Current:
Account receivable allowances	$6.6	$7.7
Accrued compensation and benefits	12.5	14.6
Deferred revenue	8.0	6.7
Legal and professional fees	10.7	10.4
Restructuring	1.2	2.3
Other	3.0	3.5

Total current	42.0	45.2

Non-current:
Accumulated depreciation and amortization	0.9	0.9
Stock-based compensation	56.1	62.3
Benefit plans	101.6	108.7
Deferred rent and construction allowance	28.5	30.5
Deferred revenue	35.8	34.2
Foreign net operating loss (1)	3.7	7.5
Uncertain tax positions	38.2	38.3
Self-insured related reserves	22.7	14.9
Other	4.4	5.6

Total non-current	291.9	302.9

Total deferred tax assets	333.9	348.1

Deferred tax liabilities:
Current:
Compensation and benefits	(3.0)	(3.0)
Unrealized gain on net investment hedges – OCI	(24.2)	(14.0)
Other	(1.5)	(1.1)

Total Current	(28.7)	(18.1)

Non-current:
Accumulated depreciation and amortization of intangible assets and capitalized software	(203.0)	(204.3)
Foreign earnings to be repatriated	(2.9)	(3.4)
Self-insured related income	(22.7)	(16.9)
Other liabilities	(5.8)	(0.1)

Total non-current	(234.4)	(224.7)

Total deferred tax liabilities	(263.1)	(242.8)

Net deferred tax asset	70.8	105.3
Valuation allowance	(4.3)	(6.9)

Total net deferred tax assets	$66.5	$98.4

(1)	Amounts are primarily set to expire beginning in 2018, if unused.

As of December 31, 2015, the Company had $2,367.9 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

98	MOODY’S 2015 10K

The Company had valuation allowances of $4.3 million and $6.9 million at December 31, 2015 and 2014, respectively, related to foreign net operating losses for which realization is uncertain.

As of December 31, 2015 the Company had $203.4 million of UTPs of which $148.8 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,

	2015	2014	2013
Balance as of January 1	$220.3	$195.6	$156.6
Additions for tax positions related to the current year	24.1	52.5	67.8
Additions for tax positions of prior years	14.0	8.7	6.1
Reductions for tax positions of prior years	(41.6)	(31.4)	(10.1)
Settlements with taxing authorities	(7.8)	(1.8)	(21.4)
Lapse of statute of limitations	(5.6)	(3.3)	(3.4)

Balance as of December 31	$203.4	$220.3	$195.6

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the years ended December 31, 2015 and 2014, the Company incurred a net interest expense of $7.2 million and $5.5 million respectively, related to UTPs. As of December 31, 2015 and 2014, the amount of accrued interest recorded in the Company’s consolidated balance sheet related to UTP’s was $27.9 million and $20.8 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company settled U.S. tax audit years 2008 through 2010 in the fourth quarter of 2015. The Company’s U.S. federal income tax returns for the years 2011 and 2012 are under examination and its 2013 and 2014 returns remain open to examination. The Company’s New York State income tax returns for 2011 to 2014 are under examination. The Company’s New York City tax return for 2013 is currently under examination and its 2014 tax return remains open to examination. The Company settled the U.K. tax audit for tax years 2007 through 2011 during the first quarter of 2014. The Company’s U.K. tax return for 2012 is under examination. Tax filings in the U.K. remain open to examination for 2013 and 2014.

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

MOODY’S 2015 10K	99

NOTE 15	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31,

	2015	2014
Notes payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$300.0
5.50% 2010 Senior Notes, due 2020, net of unamortized discount of $1.7 million in 2015 and $2.0 million in 2014; also includes a fair value adjustment on an interest rate hedge of $9.4 million in 2015 and $5.8 million in 2014	507.8	503.8
4.50% 2012 Senior Notes, due 2022, net of unamortized discount of $2.8 million in 2015 and $3.1 million in 2014	497.2	496.9
4.875% 2013 Senior Notes, due 2024, net of unamortized discount of $2.3 million in 2015 and 2.5 million in 2014	497.7	497.5
2.75% 2014 Senior Notes (5-Year), due 2019, net of unamortized discount of $0.5 million in 2015 and $0.7 million in 2014; also includes a fair value adjustment on an interest rate hedge of $2.3 million in 2015 and $1.4 million in 2014	451.8	450.7
5.25% 2014 Senior Notes (30-Year), due 2044, net of unamortized discount of $1.6 million in 2015 and 2014; also includes an unamortized premium of $5.0 million relating to additional issuance under the notes in 2015	603.4	298.4
1.75% 2015 Senior Notes, due 2027	543.1	—

Total long-term debt	$3,401.0	$2,547.3

Credit Facility

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

100	MOODY’S 2015 10K

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2015 and 2014. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

MOODY’S 2015 10K	101

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

On July 16, 2014, the Company issued $300 million aggregate principal amount of senior unsecured notes in a public offering. The 2014 Senior Notes (30-year) bear interest at a fixed rate of 5.25% and mature on July 15, 2044. Interest on the 2014 Senior Notes (30-year) will be due semi-annually on January 15 and July 15 of each year, commencing January 15, 2015. The Company may prepay the 2014 Senior Notes (30-year), in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2014 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2014 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2014 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2014 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2014 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2014 Indenture, the 2014 Senior Notes (30-year) may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding. On November 13, 2015, the Company issued an additional $300 million aggregate principal amount of the 2014 Senior Notes (30-year) in a public offering. This issuance constitutes an additional issuance of, and a single series with, the $300 million 2014 Senior Notes (30-year) issued on July 16, 2014 and have the same terms as the 2014 Senior Notes (30-year).

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

102	MOODY’S 2015 10K

another entity or to sell all or substantially all of its assets to another entity. The 2015 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2015 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2015 Indenture, the 2015 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding. The Company has designated €400 million of the 2015 Senior Notes as a net investment hedge as more fully discussed in Note 5.

The principal payments due on the Company’s long-term borrowings for each of the next five years are presented in the table below:

Year Ending December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-year)	2014 Senior Notes (30-year)	2015 Senior Notes	Total
2016	$—	$—	$—	$—	$—	$—	$—	$—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	500.0	—	600.0	543.1	2,143.1

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$543.1	$3,393.1

The Company entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-year) which are more fully discussed in Note 5.

At December 31, 2015, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2015 Facility, 2015 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2015, there are no such cross defaults.

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2015	2014	2013
Income	$9.7	$6.7	$5.5
Expense on borrowings (a)	(120.6)	(118.4)	(92.3)
Expense on UTPs and other tax related liabilities (b)	(5.3)	(5.8)	(8.6)
Legacy Tax (c)	0.7	0.7	3.6
Capitalized	0.4	—	—

Total	$(115.1)	$(116.8)	$(91.8)

Interest paid (d)	$108.3	$113.7	$81.9

(a)	Includes approximately $11 million in 2014 in net costs related to the prepayment of the Series 2005-1 Notes.

(b)	The 2015 amount includes approximately $2 million in interest income on a tax refund and a $4 million interest reversal relating to the favorable resolution of a tax audit and an international tax audit. The 2014 amount includes a $2.0 million relating to a reversal of an interest accrual relating to the favorable resolution of an international tax matter.

(c)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters.

(d)	Interest paid includes net settlements on interest rate swaps more fully discussed in Note 5.

MOODY’S 2015 10K	103

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes, and the 2014 Senior Notes (5-Year) which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$300.0	$320.6	$300.0	$334.6
2010 Senior Notes	507.8	551.2	503.8	564.4
2012 Senior Notes	497.2	530.0	496.9	537.1
2013 Senior Notes	497.7	533.8	497.5	548.4
2014 Senior Notes (5-Year)	451.8	454.3	450.7	454.3
2014 Senior Notes (30-Year)	603.4	617.7	298.4	333.9
2015 Senior Notes	543.1	520.2	—	—

Total	$3,401.0	$3,527.8	$2,547.3	$2,772.7

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under the various share repurchase programs as of December 31, 2015:

Date Authorized	Amount Authorized	Remaining Authority
December 16, 2014	$1,000.0	$465.6
December 15, 2015	$1,000.0	$1,000.0

During 2015, Moody’s repurchased 10.9 million shares of its common stock under its share repurchase program and issued 3.2 million shares under employee stock-based compensation plans.

Dividends

The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2015		2014		2013

	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$—	$0.34	$—	$0.28	$—	$0.20
Second quarter	0.34	0.34	0.28	0.28	0.20	0.20
Third quarter	0.34	0.34	0.28	0.28	0.25	0.25
Fourth quarter	0.71	0.34	0.62	0.28	0.53	0.25

Total	$1.39	$1.36	$1.18	$1.12	$0.98	$0.90

104	MOODY’S 2015 10K

On December 15, 2015, the Board of the Company approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on March 10, 2016 to shareholders of record at the close of business on February 19, 2016. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 17	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 12 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $87.6 million, $83.9 million and $74.2 million, respectively.

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

The minimum rent for operating leases at December 31, 2015 is as follows:

Year Ending December 31,	Operating Leases
2016	$94.8
2017	88.7
2018	83.2
2019	72.7
2020	68.7
Thereafter	417.4

Total minimum lease payments	$825.5

NOTE 18	CONTINGENCIES

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

MOODY’S 2015 10K	105

of the reasserted claims except for the negligent misrepresentation claim, and on September 19, 2012, after further proceedings, the court also dismissed the negligent misrepresentation claim. On August 17, 2012, the court ruled on the rating agencies’ motion for summary judgment on the plaintiffs’ remaining claims for fraud and aiding and abetting fraud. The court dismissed, in whole or in part, the fraud claims of four plaintiffs as against Moody’s but allowed the fraud claims to proceed with respect to certain claims of one of those plaintiffs and the claims of the remaining 11 plaintiffs. The court also dismissed all claims against Moody’s for aiding and abetting fraud. Three of the plaintiffs whose claims were dismissed filed motions for reconsideration, and on November 7, 2012, the court granted two of these motions, reinstating the claims of two plaintiffs that were previously dismissed. On February 1, 2013, the court dismissed the claims of one additional plaintiff on jurisdictional grounds. Trial on the remaining fraud claims against the rating agencies, and on claims against Morgan Stanley for aiding and abetting fraud and for negligent misrepresentation, was scheduled for May 2013. On April 24, 2013, pursuant to confidential settlement agreements, the 14 plaintiffs with claims that had been ordered to trial stipulated to the voluntary dismissal, with prejudice, of these claims as against all defendants, and the court so ordered that stipulation on April 26, 2013. The settlement did not cover certain claims of two plaintiffs, Commonwealth of Pennsylvania Public School Employees’ Retirement System (“PSERS”) and Commerzbank AG (“Commerzbank”), that were previously dismissed by the Court. On May 23, 2013, these two plaintiffs filed a Notice of Appeal to the Second Circuit, seeking reversal of the dismissal of their claims and also seeking reversal of the trial court’s denial of class certification. According to pleadings filed by plaintiffs in earlier proceedings, PSERS and Commerzbank AG seek, respectively, $5.75 million and $69.6 million in compensatory damages in connection with the two claims at issue on the appeal. In October 2014, the Second Circuit affirmed the denial of class certification and the dismissal of PSERS’ claim but reversed a ruling of the trial court that had excluded certain evidence relevant to Commerzbank’s principal argument on appeal. The Second Circuit did not reverse the dismissal of Commerzbank’s claim but instead certified a legal question concerning Commerzbank’s argument to the New York Court of Appeals. The New York Court of Appeals subsequently agreed to hear the certified question, and on June 30, 2015, the Court of Appeals ruled in Moody’s favor. The case was then returned to the Second Circuit for final disposition of the appeal. On February 23, 2016, the Second Circuit affirmed the dismissal of Commerzbank’s claim.

On July 9, 2009, the California Public Employees’ Retirement System (“CalPERS”) filed an action in the Superior Court of California in San Francisco (the “Superior Court”) asserting two common-law causes of action, negligent misrepresentation and negligent interference with prospective economic advantage. The complaint named as defendants the Company, MIS, The McGraw-Hill Companies, Fitch, Inc., and various subsidiaries of Fitch, Inc. (CalPERS subsequently released the Fitch entities from the case). The action relates to the plaintiff’s purchase of securities issued by three structured investment vehicles (“SIVs”) known as Cheyne Finance, Sigma Finance, and Stanfield Victoria Funding. The plaintiff’s complaint seeks unspecified compensatory damages arising from alleged losses in connection with investments that purportedly totaled approximately $1.3 billion; in subsequent court filings, the plaintiff claimed to have suffered “unrealized losses” of approximately $779 million. The central allegation against the defendants is that the credit ratings assigned to the securities issued by the SIVs were inaccurate and that the methodologies used by the rating agencies had no reasonable basis. In August 2009, the defendants removed the action to federal court, but the case was remanded to state court in November 2009 based on a finding that CalPERS is an “arm of the State.” In April 2010, in response to a motion by the defendants, the Superior Court dismissed the claim for negligent interference with prospective economic advantage but declined to dismiss the claim for negligent misrepresentation. In October 2010, the defendants filed a special motion to dismiss the remaining negligent misrepresentation claim under California’s “anti-SLAPP” statute, which limits the maintenance of lawsuits based on speech on matters of public interest. In January 2012, the Superior Court denied the anti-SLAPP motion, ruling that, although the ratings qualify as protected speech activity under California law, the plaintiff had provided sufficient evidence in support of its claims to proceed. The defendants appealed this decision to the California Court of Appeal, which affirmed the Superior Court’s rulings in May 2014, and in September 2014, the Supreme Court of California declined to review the Court of Appeal’s decision. The action has been returned to the Superior Court, where the parties have been conducting discovery. On March 11, 2015, pursuant to a settlement agreement in which S&P agreed to pay CalPERS $125 million, S&P was dismissed from the action. On December 23, 2015, following the close of fact discovery, the Company and MIS filed a motion for summary judgment. If the Company and MIS do not prevail on the motion, the Superior Court has scheduled trial to begin in May 2016.

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

106	MOODY’S 2015 10K

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

In the fourth quarter of 2014, pursuant to the acquisition of ICRA, Moody’s realigned certain components of its reportable segments to better align with the current management structure of the Company. The effect of this realignment was to combine non-ratings ICRA operations with certain immaterial research and financial instruments pricing operations in the Asia-Pacific region that were previously reported in the RD&A LOB of MA. All of these operations are managed by MIS and their revenue is now reported in the MIS Other LOB. All operating expenses from these operations are reported in the MIS reportable segment. The impact of this realignment did not have a significant impact on previously reported results for the reportable segments and all prior year comparative periods have been restated to reflect this realignment.

The MIS segment now consists of five LOBs. The CFG, SFG, FIG and PPIF LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as ICRA non-ratings revenue.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs - RD&A, ERS and PS.

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

MOODY’S 2015 10K	107

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products and is generally based on comparable market transactions. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company that exclusively benefit only one segment are fully charged to that segment. Overhead costs and corporate expenses of the Company that benefit both segments are allocated to each segment based on a revenue-split methodology. Accordingly, a reportable segment’s share of these costs will increase as its proportion of revenue relative to Moody’s total revenue increases. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and information technology. “Eliminations” in the table below represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

FINANCIAL INFORMATION BY SEGMENT:

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment.

	Year Ended December 31,
	2015				2014

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,427.7	$1,163.4	$(106.6)	$3,484.5	$2,353.4	$1,081.8	$(100.9)	$3,334.3
Operating, SG&A	1,120.3	883.9	(106.6)	1,897.6	1,076.2	824.3	(100.9)	1,799.6

Adjusted Operating Income	1,307.4	279.5	—	1,586.9	1,277.2	257.5	—	1,534.7
Less:
Depreciation and amortization	66.0	47.5	—	113.5	49.4	46.2	—	95.6

Operating income	$1,241.4	$232.0	$—	$1,473.4	$1,227.8	$211.3	$—	$1,439.1

					Year Ended December 31,
					2013

					MIS	MA	Eliminations	Consolidated
Revenue					$2,150.2	$913.3	$(91.0)	$2,972.5
Operating, SG&A					1,034.0	701.5	(91.0)	1,644.5

Adjusted Operating Income					1,116.2	211.8	—	1,328.0
Less:
Depreciation and amortization					46.7	46.7	—	93.4

Operating income					$1,069.5	$165.1	$—	$1,234.6

108	MOODY’S 2015 10K

MIS AND MA REVENUE BY LINE OF BUSINESS

The tables below present revenue by LOB:

	Year Ended December 31,

	2015	2014	2013
MIS:
Corporate finance (CFG)	$1,112.7	$1,109.3	$996.8
Structured finance (SFG)	449.1	426.5	382.5
Financial institutions (FIG)	365.6	354.7	338.8
Public, project and infrastructure finance (PPIF)	376.4	357.3	341.3

Total ratings revenue	2,303.8	2,247.8	2,059.4
MIS Other	30.4	18.0	12.2

Total external revenue	2,334.2	2,265.8	2,071.6
Intersegment royalty	93.5	87.6	78.6

Total	2,427.7	2,353.4	2,150.2

MA:
Research, data and analytics (RD&A)	626.4	571.8	519.8
Enterprise risk solutions (ERS)	374.0	328.5	262.5
Professional services (PS)	149.9	168.2	118.6

Total external revenue	1,150.3	1,068.5	900.9
Intersegment revenue	13.1	13.3	12.4

Total	1,163.4	1,081.8	913.3

Eliminations	(106.6)	(100.9)	(91.0)

Total MCO	$3,484.5	$3,334.3	$2,972.5

MOODY’S 2015 10K	109

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2015	2014	2013
Revenue:
U.S.	$2,009.0	$1,814.5	$1,626.5
International:
EMEA	882.3	952.8	862.8
Asia-Pacific	364.2	338.3	286.1
Americas	229.0	228.7	197.1

Total International	1,475.5	1,519.8	1,346.0

Total	$3,484.5	$3,334.3	$2,972.5

Long-lived assets at December 31:
United States	$657.5	$657.6	$552.3
International	924.3	1,011.3	613.2

Total	$1,581.8	$1,668.9	$1,165.5

NOTE 20	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating losses for which realization is uncertain. Below is a summary of activity for both allowances:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions	Balance at End of the Year
2015
Accounts receivable allowance	$(29.4)	$(9.0)	$10.9	$(27.5)
Deferred tax assets – valuation allowance	$(6.9)	$2.4	$0.2	$(4.3)
2014
Accounts receivable allowance	$(28.9)	$(8.9)	$8.4	$(29.4)
Deferred tax assets – valuation allowance	$(8.4)	$0.5	$1.0	$(6.9)
2013
Accounts receivable allowance	$(29.1)	$(8.0)	$8.2	$(28.9)
Deferred tax assets – valuation allowance	$(15.2)	$4.7	$2.1	$(8.4)

NOTE 21	OTHER NON-OPERATING INCOME, NET

The following table summarizes the components of other non-operating income (expense), net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
FX gain (a)	$1.1	$20.3	$—
Legacy Tax (b)	6.4	6.4	19.2
Joint venture income	11.8	9.6	8.8
Other	2.0	(0.4)	(1.5)

Total	$21.3	$35.9	$26.5

(a)	The FX gain in 2014 reflects the U.S. dollar strengthening against the euro and GBP for U.S. dollar denominated assets held by the Company’s international subsidiaries.

(b)	The 2015 and 2014 amount relate to the expiration of a statute of limitations for Legacy Tax Matters. The 2013 amount represents a reversal relating to favorable resolution of a Legacy Tax Matter for the 2007-2009 tax years.

110	MOODY’S 2015 10K

NOTE 22	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $4 million and $8 million to The Moody’s Foundation during the years ended December 31, 2014 and 2013, respectively. The Company did not make a grant to the Foundation in 2015. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.

NOTE 23	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2015
Revenue	$865.6	$918.1	$834.9	$865.9
Operating Income	$371.3	$419.3	$349.7	$333.1
Net income attributable to Moody’s	$230.1	$261.7	$231.6	$217.9
EPS:
Basic	$1.14	$1.30	$1.16	$1.11
Diluted	$1.11	$1.28	$1.14	$1.09
2014
Revenue	$767.2	$873.5	$816.1	$877.5
Operating income	$333.0	$411.7	$349.7	$344.7
Net income attributable to Moody’s	$218.0	$319.2	$215.2	$236.3
EPS:
Basic	$1.02	$1.51	$1.02	$1.14
Diluted	$1.00	$1.48	$1.00	$1.12

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock-based compensation plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

Additionally, the quarterly financial data includes the ICRA Gain in the three months ended June 30, 2014. There were benefits of $6.4 million to net income related to the resolution of Legacy Tax Matters for both the three months ended September 30, 2015 and 2014.

MOODY’S 2015 10K	111

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

112	MOODY’S 2015 10K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-13 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 12, 2016, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has established a policy setting forth the requirements for the pre-approval of audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Under the policy, the Audit Committee pre-approves the annual audit engagement terms and fees, as well as any other audit services and specified categories of non-audit services, subject to certain pre-approved fee levels. In addition, pursuant to the policy, the Audit Committee authorized its chair to pre-approve other audit and permissible non-audit services in 2014 up to $50,000 per engagement and a maximum of $250,000 per year. The policy requires that the Audit Committee chair report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. For the year ended December 31, 2015, the Audit Committee approved all of the services provided by the Company’s independent registered public accounting firm, which are described below.

AUDIT FEES

The aggregate fees for professional services rendered for (i) the integrated audit of the Company’s annual financial statements for the years ended December 31, 2015 and 2014, (ii) the review of the financial statements included in the Company’s Reports on Forms 10-Q and 8-K, and (iii) statutory audits of subsidiaries, were approximately $3.0 million and $3.1 million in 2015 and 2014, respectively. These fees included amounts accrued but not billed of $2.0 million and $2.2 million in the years ended December 31, 2015 and 2014, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for audit-related services rendered to the Company were approximately $0.1 million in both of the years ended December 31, 2015 and 2014. Such services included employee benefit plan audits.

TAX FEES

The aggregate fees billed for professional services rendered for tax services rendered by the auditors for the years ended December 31, 2015 and 2014 were approximately $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed for all other services rendered to the Company by KPMG LLP for the years ended December 31, 2015 and 2014 were approximately $0 and $0, respectively.

MOODY’S 2015 10K	113

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 57, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 116-119 of this Form 10-K.

114	MOODY’S 2015 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

Date: February 24, 2016

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

/s/ JOSEPH MCCABE

Joseph McCabe,

Senior Vice President – Corporate

Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ HENRY A. MCKINNELL, JR.

Henry A. McKinnell, Jr. Ph.D.,

Chairman

/s/ LESLIE F. SEIDMAN

Leslie F. Seidman,

Director

/s/ JOHN K. WULFF

John K. Wulff,

Director

Date: February 24, 2016

MOODY’S 2015 10K	115

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

	.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.3	Five-Year Credit Agreement dated as of May 11, 2015, among Moody’s Corporation, the Borrowing Subsidiaries Party Thereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and TD Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Barclays Bank as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 14, 2015)

	.4	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.5	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.6	Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

	.7	Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2013)

	.8	Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014).

	.9	Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 9, 2015).

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.3†*	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated December 16, 2008 and October 20, 2015).

	.4†*	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015 and December 14, 2015).

116	MOODY’S 2015 10K

S-K EXHIBIT NUMBER

	.5†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.7†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.8	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.9†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 11, 2012) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013)

	.10	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.11	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.12	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.13†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.14†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.15†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.16†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.17†	Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2006)

	.18	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.19	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.20	Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

MOODY’S 2015 10K	117

S-K EXHIBIT NUMBER

	.21	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.22	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.23†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.24†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.25†	Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2014)

	.26†	First Amendment to the Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 30, 2015)

	.27†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014) (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.28†	First Amendment to the Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed May 4, 2015)

	.29†	Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 8, 2008)

	.30†	First Amendment to the Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2013)

	.31†	Second Amendment to the Moody’s Career Transition Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed July 31, 2014)

	.32†	Third Amendment to the Moody’s Career Transition Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.33†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.34†	First Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 31, 2014)

	.35†	Second Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.36†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

	.37†	Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

	.38†	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011)

12*		Statement of Computation of Ratios of Earnings to Fixed Charges

21*		SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2015

23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

118	MOODY’S 2015 10K

S-K EXHIBIT NUMBER

	.1*	Consent of KPMG LLP

31		CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	.DEF*	XBRL Definitions Linkbase Document

101	.INS*	XBRL Instance Document

101	.SCH*	XBRL Taxonomy Extension Schema Document

101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101	.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

MOODY’S 2015 10K	119