Form 10-Q
period 2016-03-31
MOODYS CORP /DE/
filed 2016-05-04
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2016
Common Stock, par value $0.01 per share	194.3 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-7

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2016 and 2015	8
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2016 and 2015	9
	Consolidated Balance Sheets (Unaudited) at March 31, 2016 and December 31, 2015	10
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016 and 2015	11
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12-31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	32
	Critical Accounting Estimates	32
	Reportable Segments	32-33
	Results of Operations	33-39
	Liquidity and Capital Resources	39-44
	Recently Issued Accounting Standards	45
	Contingencies	45
	Regulation	46
	Forward-Looking Statements	46-47
Item 4.	Controls and Procedures	47-48

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

SIGNATURES		51
Exhibits Filed Herewith
10.1	Second Amendment to the Profit Participation Plan of Moody’s Corporation
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

BlackBox	BlackBox Logic; a leading provider of Residential Mortgage-Backed securities loan level data. The Company acquired the customer base and products of BlackBox Logic in December 2015

Board	The board of directors of the Company

BPS	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment and reporting unit created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

TERM	DEFINITION

D&A	Depreciation and amortization

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECCA	Economics and Consumer Credit Analytics; a business within the RD&A LOB which provides economic and consumer credit trend analytics

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the 2000 Distribution

TERM	DEFINITION

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the RD&A LOB within MA; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

M&A	Mergers and acquisitions

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year) and 2015 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

MSS	Moody’s Shared Services

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which is comprised of the D&B Business

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

TERM	DEFINITION

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	Represents MIS recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SAV	Structured Analytics and Valuation; a business within the RD&A LOB which provides data and analytics for securitized assets

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services and outsourcing engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

TERM	DEFINITION

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$816.1	865.6

Expenses
Operating	249.2	244.4
Selling, general and administrative	232.9	221.3
Depreciation and amortization	29.9	28.6

Total expenses	512.0	494.3

Operating income	304.1	371.3

Non-operating (expense) income, net
Interest expense, net	(34.1)	(29.3)
Other non-operating income, net	5.6	2.5

Total non-operating expense, net	(28.5)	(26.8)

Income before provision for income taxes	275.6	344.5
Provision for income taxes	89.0	113.2

Net income	186.6	231.3
Less: Net income attributable to noncontrolling interests	2.2	1.2

Net income attributable to Moody’s	$184.4	230.1

Earnings per share attributable to Moody’s common shareholders
Basic	$0.95	$1.14

Diluted	$0.93	$1.11

Weighted average number of shares outstanding
Basic	195.0	202.7

Diluted	197.9	206.5

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2016			2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$186.6			$231.3

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments	$48.5	$(12.5)	36.0	$(77.8)	$(12.7)	(90.5)
Foreign currency translation adjustments - reclassification of gains included in net income	—	—	—	(0.1)	—	(0.1)
Cash flow hedges:
Net unrealized gain on cash flow hedges	2.0	(0.8)	1.2	—	—	—
Reclassification of gains included in net income	(2.2)	0.8	(1.4)	—	—	—
Available for sale securities:
Net unrealized gains on available for sale securities	0.6	—	0.6	1.1	—	1.1
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.6	(1.0)	1.6	3.8	(1.5)	2.3

Total other comprehensive income (loss)	$51.5	$(13.5)	38.0	$(73.0)	$(14.2)	(87.2)

Comprehensive income			224.6			144.1
Less: comprehensive income attributable to noncontrolling interests			2.2			1.2

Comprehensive income attributable to Moody’s			$222.4			$142.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$1,576.1	$1,757.4
Short-term investments	490.6	474.8
Accounts receivable, net of allowances of $27.6 in 2016 and $27.5 in 2015	852.1	802.0
Deferred tax assets, net	—	29.3
Other current assets	166.5	179.6

Total current assets	3,085.3	3,243.1
Property and equipment, net of accumulated depreciation of $541.6 in 2016 and $518.9 in 2015	310.5	306.4
Goodwill	1,050.9	976.3
Intangible assets, net	329.2	299.1
Deferred tax assets, net	176.2	137.7
Other assets	162.8	140.4

Total assets	$5,114.9	$5,103.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$391.5	$566.6
Deferred tax liabilities, net	—	16.7
Deferred revenue	760.4	635.2

Total current liabilities	1,151.9	1,218.5
Non-current portion of deferred revenue	135.1	132.5
Long-term debt	3,428.6	3,380.6
Deferred tax liabilities, net	118.6	83.8
Unrecognized tax benefits	209.9	203.4
Other liabilities	422.3	417.2

Total liabilities	5,466.4	5,436.0
Contingencies (Note 14)	—	—
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2016 and December 31, 2015, respectively.	3.4	3.4
Capital surplus	431.7	451.3
Retained earnings	6,895.1	6,709.0
Treasury stock, at cost; 148,575,058 and 146,826,744 shares of common stock at March 31, 2016 and December 31, 2015, respectively	(7,610.3)	(7,389.2)
Accumulated other comprehensive loss	(301.5)	(339.5)

Total Moody’s shareholders’ deficit	(581.6)	(565.0)
Noncontrolling interests	230.1	232.0

Total shareholders’ deficit	(351.5)	(333.0)

Total liabilities and shareholders’ deficit	$5,114.9	$5,103.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$186.6	$231.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	29.9	28.6
Stock-based compensation expense	25.4	22.7
Deferred income taxes	11.3	7.6
Excess tax benefits from stock-based compensation plans	(16.3)	(37.4)
Changes in assets and liabilities:
Accounts receivable	(45.5)	(62.7)
Other current assets	13.6	2.9
Other assets	1.5	(13.9)
Accounts payable and accrued liabilities	(99.0)	(72.8)
Deferred revenue	122.6	127.9
Unrecognized tax benefits and other non-current tax liabilities	5.3	7.4
Other liabilities	1.9	20.2

Net cash provided by operating activities	237.3	261.8

Cash flows from investing activities
Capital additions	(26.3)	(19.0)
Purchases of investments	(134.6)	(167.9)
Sales and maturities of short-term investments	126.1	116.8
Acquisitions, net of cash acquired	(75.9)	—
Settlement of net investment hedges	2.3	20.8

Net cash used in investing activities	(108.4)	(49.3)

Cash flows from financing activities
Issuance of notes	—	552.8
Proceeds from stock-based compensation plans	24.3	34.8
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(42.7)	(58.7)
Cost of treasury shares repurchased	(262.1)	(365.8)
Excess tax benefits from settlement of stock-based compensation plans	16.3	37.4
Payment of dividends	(72.1)	(68.7)
Payment of dividends to noncontrolling interests	(2.9)	(3.7)
Debt issuance costs and related fees	—	(4.2)

Net cash (used in) provided by financing activities	(339.2)	123.9
Effect of exchange rate changes on cash and cash equivalents	29.0	(46.0)

Net (decrease) increase in cash and cash equivalents	(181.3)	290.4
Cash and cash equivalents, beginning of the period	1,757.4	1,219.5

Cash and cash equivalents, end of the period	$1,576.1	$1,509.9

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2015 annual report on Form 10-K filed with the SEC on February 25, 2016. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

In the first quarter of 2016, the Company adopted ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” on a prospective basis, and accordingly, prior year comparative periods have not been adjusted. This ASU requires the classification of all deferred income tax assets and liabilities as noncurrent on the balance sheet.

In the first quarter of 2016, the Company adopted ASU No. 2015-03,“Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. This ASU requires a company to present debt issuance costs in the balance sheet as a reduction of debt rather than as an asset. The impact to the Company’s balance sheet as of December 31, 2015 and March 31, 2016 relating to the adoption of this ASU is set forth in the table below:

	As reported December 31, 2015	Reclassification	December 31, 2015 As adjusted	As reported March 31, 2016	Reclassification	March 31, 2016 Under previous accounting guidance
Long-term debt	$3,401.0	$(20.4)	$3,380.6	$3,428.6	$19.9	$3,448.5
Other assets	$160.8	$(20.4)	$140.4	$162.8	$19.9	$182.7

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Stock-based compensation cost	$25.4	$22.7
Tax benefit	$8.4	$7.9

During the first three months of 2016, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $22.93 per share based on the Black-Scholes option-pricing model. The Company also granted 1.2 million shares of restricted stock in the first three months of 2016, which had a weighted average grant date fair value of $80.83 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $76.45 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2016:

Expected dividend yield	1.83%
Expected stock volatility	32.3%
Risk-free interest rate	1.60%
Expected holding period	6.8 years
Grant date fair value	$22.93

Unrecognized compensation expense at March 31, 2016 was $16.0 million and $172.5 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.9 years, respectively. Additionally, there was $23.8 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.2 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
Exercise of stock options:	2016	2015
Proceeds from stock option exercises	$22.8	$33.5
Aggregate intrinsic value	$11.0	$32.1
Tax benefit realized upon exercise	$3.9	$11.9
Number of shares exercised	0.4	0.7

	Three Months Ended March 31,
Vesting of restricted stock:	2016	2015
Fair value of shares vested	$89.3	$108.9
Tax benefit realized upon vesting	$29.5	$35.9
Number of shares vested	1.0	1.1

	Three Months Ended March 31,
Vesting of performance-based restricted stock:	2016	2015
Fair value of shares vested	$23.6	$43.1
Tax benefit realized upon vesting	$8.4	$16.1
Number of shares vested	0.2	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 32.3% and 32.9% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the ETR compared to the first quarter of 2015 was primarily due to a reduction in UTBs resulting from a change in New York City tax law relating to income apportionment.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTBs of $6.5 million ($6.2 million net of federal tax benefit) during the first quarter of 2016.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2011 through 2012 are under examination and its returns for 2013 through 2014 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2013 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 and 2014 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2016	2015
Income taxes paid	$22.0	$31.4

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2016	2015
Basic	195.0	202.7
Dilutive effect of shares issuable under stock-based compensation plans	2.9	3.8

Diluted	197.9	206.5

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock excluded from the table above	1.5	1.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2016 and 2015. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2016
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$228.6	$—	$228.6	$228.6	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,097.4	$—	$1,097.4	$583.9	$490.6	$22.9
Fixed maturity and open ended mutual funds (2)	$28.5	$3.7	$32.2	$—	$—	$32.2

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$188.3	$—	$188.3	$188.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,307.3	$—	$1,307.3	$809.4	$474.8	$23.1
Fixed maturity and open ended mutual funds (2)	$28.7	$3.2	$31.9	$—	$—	$31.9

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 13 months at March 31, 2016 and one month to 12 months at December 31, 2015. The remaining contractual maturities for the certificates of deposits classified in other assets are one month to 24 months at March 31, 2016 and one month to 27 months at December 31, 2015. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from eight months to 28 months and 11 months to 31 months at March 31, 2016 and December 31, 2015 respectively.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be “available for sale” under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 6. ACQUISITIONS

The business combination described below is accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. The Company has not presented proforma combined results because the impact on previously reported statements of operations would not have been material. Additionally, the near term impact to the Company’s operations and cash flows is not material.

Gilliland Gold Young (GGY)

On March 1, 2016, subsidiaries of the Company acquired 100% of GGY, a leading provider of advanced actuarial software for the life insurance industry. The cash payment of $83.4 million made at closing was funded with cash on hand. The acquisition of GGY will allow MA to provide an industry-leading enterprise risk offering for global life insurers and reinsurers.

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$83.4
Additional consideration to be paid to sellers in 2016(1)	3.5

Total consideration	$86.9

(1)	Represents additional consideration due to the sellers for amounts withheld at closing pending the completion of certain administrative matters

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$11.9
Property and equipment, net		2.1
Indemnification assets		1.5
Intangible assets:
Trade name (19 year weighted average life)	$3.7
Client relationships (21 year weighted average life)	13.8
Software (7 year weighted average life)	16.6

Total intangible assets (14 year weighted average life)		34.1
Goodwill		58.8
Liabilities		(21.5)

Net assets acquired		$86.9

Current assets in the table above include acquired cash of $7.5 million. Additionally, current assets include accounts receivable of $2.9 million. Goodwill, which has been assigned to the MA segment, is not deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at March 31, 2016.

The Company incurred $0.9 million of costs directly related to the GGY acquisition of which $0.6 million was incurred in 2015 and $0.3 million was incurred in the first quarter of 2016. These costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

GGY is part of the ERS reporting unit for purposes of the Company’s annual goodwill impairment assessment.

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

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Three Months Ended March 31,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2016	2015
Interest rate swaps	Interest income (expense), net	$3.0	$3.5

Cross-currency swaps

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The purpose of this cross-currency swap is to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that was not designated as a net investment hedge as more fully discussed below. Under the terms of the swap, the Company will pay the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty will pay the Company interest on the €100 million paid at 1.75% per annum. These interest payments will be settled in March of each year, beginning in 2016, until either the maturity of the cross-currency swap in 2027 or upon early termination at the discretion of the Company. The principal payments on this cross currency swap will be settled in 2027, concurrent with the repayment of the 2015 Senior Notes at maturity or upon early termination at the discretion of the Company. In March 2016, the Company designated these cross-currency swaps as cash flow hedges. Accordingly, changes in fair value subsequent to the date the swaps were designated as cash flow hedges will initially be recognized in OCI. Gains and losses on the swaps initially recognized in OCI will be reclassified to the statement of operations in the period in which changes in the underlying hedged item affects net income. Ineffectiveness, if any, will be recognized in other non-operating (expense), income, net in the Company’s consolidated statement of operations.

Net investment hedges

The Company enters into foreign currency forward contracts which are designated as net investment hedges and has designated €400 million of the 2015 Senior Notes as a net investment hedge. These hedges are intended to mitigate FX exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. These net investment hedges are designated as accounting hedges under the applicable sections of Topic 815 of the ASC.

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, changes in the fair value are recorded in AOCI in the foreign currency translation account. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding net investment hedges:

	March 31,	December 31,
	2016	2015
Notional amount of net investment hedges:
Long-term debt designated as net investment hedge	€400.0	€400.0
Contracts to sell GBP for euros	£21.5	£21.2
Contracts to sell Japanese yen for USD	¥19,400	¥19,400

The outstanding contracts to sell Japanese yen for USD expire in November 2016. The outstanding contracts to sell GBP for euros expire in June 2016. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion), net of tax		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
FX forwards	$(4.6)	$11.3	N/A	$—	$—
Long-term debt	(13.1)	7.6	N/A	—	—

Total net investment hedges	$(17.7)	$18.9	N/A	$—	$—

Derivatives in cash flow hedging relationships
Cross currency swap	$1.2	$—	Other non-operating income, net	$1.4	$—

Total	$(16.5)	$18.9	Total	$1.4	$—

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Gains (Losses), net of tax
	March 31, 2016	December 31, 2015
Net investment hedges
FX forwards	$29.7	$34.3
Long-term debt	(8.4)	4.7

Total gains (losses) on net investment hedges	$21.3	$39.0

Cash flow hedges
Treasury rate lock	$(1.1)	$(1.1)
Cross currency swap	(0.2)	—

Total losses on cash flow hedges	(1.3)	(1.1)

Total net gains in AOCI	$20.0	$37.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through June 2016.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31,	December 31,
	2016	2015
Notional amount of currency pair:
Contracts to purchase USD with euros	$0.5	$—
Contracts to sell USD for euros	$71.2	$70.1
Contracts to purchase euros with other foreign currencies	€34.1	€35.5
Contracts to sell euros for other foreign currencies	€—	€1.4
Contracts to sell euros for GBP	€38.2	€23.1

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended March 31,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2016	2015
Foreign exchange forwards	Other non-operating income (expense), net	$0.5	$(4.4)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its nonderivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	March 31, 2016	December 31, 2015
Assets:
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	$1.8	$0.1
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$0.3	$0.4
Interest rate swaps	Other assets	32.3	12.1

Total derivatives designated as accounting hedges		32.6	12.5

Total assets		$34.4	$12.6

Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	$0.4	$—
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	12.1	1.2
Interest rate swaps	Other non-current liabilities	—	0.3

Total derivatives designated as accounting hedges		$12.5	$1.5

Non-derivative instrument designated as accounting hedge
Long-term debt designated as net investment hedge	Long-term debt	$455.8	$434.5
Derivatives not designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	—	9.0
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.0	1.9

Total liabilities		$469.3	$446.9

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2016
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	58.8	—	58.8	58.8	—	58.8
Foreign currency translation adjustments	0.1	—	0.1	15.7	—	15.7	15.8	—	15.8

Ending balance	$284.5	$—	$284.5	$778.6	$(12.2)	$766.4	$1,063.1	$(12.2)	$1,050.9

	Year ended December 31, 2015
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	3.7	—	3.7	5.0	—	5.0	8.7	—	8.7
Foreign currency translation adjustments	(18.0)	—	(18.0)	(35.5)	—	(35.5)	(53.5)	—	(53.5)

Ending balance	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3

The 2016 additions/adjustments for the MA segment in the table above relate to the acquisition of GGY. The 2015 additions/adjustments for the MIS segment in the table above relate to the acquisition of Equilibrium. The 2015 additions/adjustments for the MA segment primarily reflect an adjustment to an indemnification asset recognized as part of the Copal acquisition, goodwill acquired from the acquisition of a business from BlackBox Logic and adjustments to deferred revenue balances and deferred tax assets recognized as part of the Lewtan acquisition.

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

Acquired intangible assets and related amortization consisted of:

	March 31,	December 31,
	2016	2015
Customer relationships	$316.2	$298.4
Accumulated amortization	(114.8)	(110.0)

Net customer relationships	201.4	188.4

Trade secrets	30.1	29.7
Accumulated amortization	(23.8)	(23.1)

Net trade secrets	6.3	6.6

Software	93.6	74.7
Accumulated amortization	(51.4)	(47.7)

Net software	42.2	27.0

Trade names	76.4	72.4
Accumulated amortization	(17.1)	(16.2)

Net trade names	59.3	56.2

Other	44.2	44.3
Accumulated amortization	(24.2)	(23.4)

Net other	20.0	20.9

Total acquired intangible assets, net	$329.2	$299.1

Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2016	2015
Amortization expense	$7.9	$8.5

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2016 (after March 31)	$25.3
2017	32.3
2018	26.3
2019	23.4
2020	22.3
Thereafter	199.6

Total estimated future amortization	$329.2

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three months ended March 31, 2016 and 2015.

NOTE 9. FAIR VALUE

The table below presents information about items that are carried at fair value at March 31, 2016 and December 31, 2015:

		Fair Value Measurement as of March 31, 2016
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$34.4	$—	$34.4
	Money market mutual funds	228.6	228.6	—
	Fixed maturity and open ended mutual funds (b)	32.2	32.2	—

	Total	$295.2	$260.8	$34.4

Liabilities:
	Derivatives (a)	$13.5	$—	$13.5

	Total	$13.5	$—	$13.5

		Fair Value Measurement as of December 31, 2015
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$12.6	$—	$12.6
	Money market mutual funds	188.3	188.3	—
	Fixed maturity and open ended mutual funds (b)	31.9	31.9	—

	Total	$232.8	$220.2	$12.6

Liabilities:
	Derivatives (a)	$12.4	$—	$12.4

	Total	$12.4	$—	$12.4

(a)	Represents FX forwards, interest rate swaps and cross-currency swaps as more fully described in Note 7 to the financial statements.
(b)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, fixed maturity plans, open ended mutual funds and money market mutual funds:

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

Money market mutual funds:

The money market mutual funds represent publicly traded funds with a stable $1 net asset value.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2016	December 31, 2015
Other current assets:
Prepaid taxes	$74.1	$83.3
Prepaid expenses	69.2	66.9
Other	23.2	29.4

Total other current assets	$166.5	$179.6

	March 31, 2016	December 31, 2015
Other assets:
Investments in joint ventures	$30.3	$28.7
Deposits for real-estate leases	11.8	11.4
Indemnification assets related to acquisitions	20.7	19.2
Mutual funds and fixed deposits	55.1	55.0
Other	44.9	26.1

Total other assets	$162.8	$140.4

	March 31, 2016	December 31, 2015
Accounts payable and accrued liabilities:
Salaries and benefits	$91.0	$83.0
Incentive compensation	35.3	137.2
Customer credits, advanced payments and advanced billings	26.9	24.6
Self-insurance reserves	18.8	19.7
Dividends	6.8	78.2
Professional service fees	59.3	54.5
Interest accrued on debt	18.2	59.4
Accounts payable	14.4	22.2
Income taxes	41.5	11.5
Pension and other retirement employee benefits	5.8	6.2
Other	73.5	70.1

Total accounts payable and accrued liabilities	$391.5	$566.6

	March 31, 2016	December 31, 2015
Other liabilities:
Pension and other retirement employee benefits	$270.0	$261.7
Deferred rent-non-current portion	98.9	98.4
Interest accrued on UTPs	30.7	27.9
Legacy and other tax matters	2.9	1.7
Other	19.8	27.5

Total other liabilities	$422.3	$417.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015

Balance January 1,	$19.7	$21.5
Accruals (reversals), net	0.4	22.2
Payments	(1.3)	(24.0)

Balance	$18.8	$19.7

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended March 31,
	2016	2015
FX gain	$4.0	$—
Joint venture income	1.9	1.9
Other	(0.3)	0.6

Total	$5.6	$2.5

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected line in the consolidated statement of operations
Gains (losses) on currency translation adjustments
Liquidation of foreign subsidiary	$—	$0.1	Other non-operating income, net

Total gains on currency translation adjustments	—	0.1
Gains on cash flow hedges
Cross-currency derivative contracts	2.2	—	Other non-operating income, net
Income tax effect of item above	(0.8)	—	Provision for income taxes

Total gains on cash flow hedges	1.4	—

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.6)	(2.3)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.0)	(1.5)	SG&A expense

Total before income taxes	(2.6)	(3.8)
Income tax effect of item above	1.0	1.5	Provision for income taxes

Total pension and other retirement benefits	(1.6)	(2.3)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.2)	$(2.2)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	March 31, 2016
	Gains/ (Losses) on Cash Flow Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2015	$(1.1)	$(85.7)	$(256.0)	$3.3	$(339.5)
Other comprehensive income before reclassifications	1.2	—	36.0	0.6	37.8
Amounts reclassified from AOCI	(1.4)	1.6	—	—	0.2

Other comprehensive income/(loss)	(0.2)	1.6	36.0	0.6	38.0

Balance March 31, 2016	$(1.3)	$(84.1)	$(220.0)	$3.9	$(301.5)

	Three Months Ended
	March 31, 2015
	Gains/ (Losses) on Cash Flow Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2014	$—	$(105.4)	$(130.7)	$0.9	$(235.2)
Other comprehensive income/(loss) before reclassifications	—	—	(90.5)	1.1	(89.4)
Amounts reclassified from AOCI	—	2.3	(0.1)	—	2.2

Other comprehensive income/(loss)	—	2.3	(90.6)	1.1	(87.2)

Balance March 31, 2015	$—	$(103.1)	$(221.3)	$2.0	$(322.4)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2016	2015	2016	2015
Components of net periodic expense
Service cost	$5.2	$5.8	$0.5	$0.5
Interest cost	4.6	4.3	0.3	0.2
Expected return on plan assets	(4.3)	(3.6)	—	—
Amortization of net actuarial loss from earlier periods	2.6	3.4	—	0.1
Amortization of net prior service costs from earlier periods	—	0.2	—	—

Net periodic expense	$8.1	$10.1	$0.8	$0.8

The Company made payments of $1.2 million related to its unfunded U.S. DBPPs and $0.1 million to its U.S. other retirement plans during the three months ended March 31, 2016. The Company anticipates making payments of $22 million related to its funded pension plan and making payments of $3.2 million related to its unfunded U.S. DBPPs and $0.9 million to its U.S. other retirement plans, respectively, during the remainder of 2016.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2016
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.1)	$299.9
5.50% 2010 Senior Notes, due 2020	500.0	22.1	(1.6)	(1.9)	518.6
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.7)	(2.4)	494.9
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.2)	(3.0)	494.8
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	10.2	(0.5)	(2.2)	457.5
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.4	(6.1)	597.3
1.75% 2015 Senior Notes, due 2027	569.8	—	—	(4.2)	565.6

Total long-term debt	$3,419.8	$32.3	$(3.6)	$(19.9)	$3,428.6

	December 31, 2015
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.2)	$299.8
5.50% 2010 Senior Notes, due 2020	500.0	9.4	(1.6)	(2.0)	505.8
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.8)	(2.5)	494.7
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.3)	(3.1)	494.6
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	2.3	(0.5)	(2.4)	449.4
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.4	(6.2)	597.2
1.75% 2015 Senior Notes, due 2027	543.1	—	—	(4.0)	539.1

Total long-term debt	$3,393.1	$11.7	$(3.8)	$(20.4)	$3,380.6

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.
(2)	Pursuant to ASU No. 2015-03, unamortized debt issuance costs are presented as a reduction to the carrying value of the notes payable. See Note 1 for additional discussion.

At March 31, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2015 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes all contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2016, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Income	$2.9	$1.9
Expense on borrowings	(34.6)	(28.3)
UTPs and other tax related liabilities	(2.8)	(3.2)
Capitalized	0.4	0.3

Total	$(34.1)	$(29.3)

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2016	2015
Interest paid	$67.1	$48.2

The fair value and carrying value of the Company’s long-term debt as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$299.9	$318.9	$299.8	$320.6
2010 Senior Notes	518.6	560.6	505.8	551.2
2012 Senior Notes	494.9	548.1	494.7	530.0
2013 Senior Notes	494.8	553.9	494.6	533.8
2014 Senior Notes (5-Year)	457.5	461.5	449.4	454.3
2014 Senior Notes (30-Year)	597.3	668.3	597.2	617.7
2015 Senior Notes	565.6	575.8	539.1	520.2

Total	$3,428.6	$3,687.1	$3,380.6	$3,527.8

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

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

On July 9, 2009, the California Public Employees’ Retirement System (“CalPERS”) filed an action in the Superior Court of California in San Francisco (the “Superior Court”) asserting two common-law causes of action, negligent misrepresentation and negligent interference with prospective economic advantage. The complaint named as defendants the Company, MIS, The McGraw-Hill Companies, Fitch, Inc., and various subsidiaries of Fitch, Inc. The action related to the plaintiff’s purchase of securities issued by three structured investment vehicles (“SIVs”) known as Cheyne Finance, Sigma Finance, and Stanfield Victoria Funding. The plaintiff’s complaint sought unspecified compensatory damages arising from alleged losses in connection with investments that purportedly totaled approximately $1.3 billion; in subsequent court filings, the plaintiff claimed to have suffered “unrealized losses” of approximately $779 million. The central allegation against the defendants was that the credit ratings assigned to the securities issued by the SIVs were inaccurate and that the methodologies used by the rating agencies had no reasonable basis. In August 2009, the defendants removed the action to federal court, but the case was remanded to state court in November 2009 based on a finding that CalPERS is an “arm of the State.” In April 2010, in response to a motion by the defendants, the Superior Court dismissed the claim for negligent interference with prospective economic advantage but declined to dismiss the claim for negligent misrepresentation. On December 23, 2015, following the close of fact discovery, the Company and MIS filed a motion for summary judgment. On March 8, 2016, prior to argument or decision on the motion for summary judgment, the Company and CalPERS entered into an agreement to settle this matter, and the case was subsequently dismissed with prejudice. This resolution did not have a negative financial impact on the Company.

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

NOTE 15 SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) Copal Amba. The Copal Amba operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA.

The MIS segment consists of five LOBs. The CFG, SFG, FIG and PPIF LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as ICRA non-ratings revenue.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs—RD&A, ERS and PS.

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

	Three Months Ended March 31,
	2016				2015
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$549.1	$293.8	$(26.8)	$816.1	$624.6	$266.6	$(25.6)	$865.6
Operating, SG&A	278.6	230.3	(26.8)	482.1	281.3	210.0	(25.6)	465.7

Adjusted Operating Income	270.5	63.5	—	334.0	343.3	56.6	—	399.9

Less:
Depreciation and amortization	17.5	12.4	—	29.9	16.0	12.6	—	28.6

Operating income	$253.0	$51.1	$—	$304.1	$327.3	$44.0	$—	$371.3

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2016	2015
MIS:
Corporate finance (CFG)	$240.3	$298.7
Structured finance (SFG)	90.6	101.3
Financial institutions (FIG)	94.9	93.8
Public, project and infrastructure finance (PPIF)	91.5	100.7

Total ratings revenue	517.3	594.5
MIS Other	7.8	7.8

Total external revenue	525.1	602.3

Intersegment royalty	24.0	22.3

Total	549.1	624.6

MA:
Research, data and analytics (RD&A)	164.9	149.6
Enterprise risk solutions (ERS)	89.5	77.1
Professional services (PS)	36.6	36.6

Total external revenue	291.0	263.3

Intersegment revenue	2.8	3.3

Total	293.8	266.6

Eliminations	(26.8)	(25.6)

Total MCO	$816.1	$865.6

Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2016	2015
Revenue
United States	$480.0	$499.8
International:
EMEA	210.2	227.6
Asia-Pacific	82.0	86.1
Americas	43.9	52.1

Total International	336.1	365.8

Total	$816.1	$865.6

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. In addition, in March and April 2016, the FASB issued additional updates clarifying the implementation guidance for the new revenue recognition standard.

The Company is currently evaluating its adoption options with regard to the aforementioned ASU’s relating to revenue recognition and the impact that adoption of these update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business which will be expensed as incurred under the new standard; ii) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period; iii) the accounting for certain ERS revenue arrangements where VSOE is not available should result in the acceleration of revenue recognition and iv) the accounting for contract acquisition costs which will be expensed as incurred under the new standard.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows will depend on classification as either a finance or operating lease. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This standard must be adopted using a modified retrospective approach whereby leases will be presented in accordance with the new standard as of the earliest period presented. The Company is currently evaluating the impact of this ASU on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting.” This ASU amends the accounting for an investment not previously accounted for under the equity method that subsequently qualifies for the equity method of accounting. It requires a company to add the cost of the additional interest acquired to its current basis and the commencement of the equity method of accounting when the criteria are met. In addition, the unrealized gains or losses in accumulated other comprehensive related to an available for sale equity security should be recognized through earnings if the investment subsequently qualifies for the equity method of accounting. The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU will only impact the Company if an investment not previously accounted for under the equity method qualifies for accounting under the equity method.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU changes various aspects related to the accounting for share-based payments including: i) accounting for Excess Tax Benefits and shortfalls; ii) the accounting for forfeitures; iii) restrictions on the value of shares retained by an entity to fund the employee’s portion of payroll taxes; and iv) classification of Excess Tax Benefits in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted if all amendments are adopted in the same period. The Company is evaluating the impact of this ASU on its financial statements but currently expects that the most significant effect of this ASU will be the impact on its reported Net Income and Diluted EPS as Excess Tax Benefits and shortfalls will be recorded to the provision for income taxes under this ASU as compared to a charge to capital surplus under current GAAP.

NOTE 17. SUBSEQUENT EVENT

On April 11, 2016, the Board approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on June 10, 2016 to shareholders of record at the close of business on May 20, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 46 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2015, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Reportable Segments

The Company is organized into two reportable segments at March 31, 2016: MIS and MA.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Executive Summary

•

Moody’s revenue in the three months ended March 31, 2016 totaled $816.1 million, a decrease of $49.5 million, or 6%, compared to 2015 and reflected declines in MIS revenue partially offset by good growth in MA. Excluding the unfavorable impact of changes in FX translation rates, revenue decreased 4% from the prior year. The following discussion of MIS and MA revenue exclude intersegment revenue.

•

MIS revenue decreased 13% compared to the prior year reflecting lower revenue from rating high-yield and investment-grade corporate debt in the U.S. and EMEA primarily due to market volatility in the first quarter of 2016. Additionally, the decrease reflected lower securitization activity in the first quarter of 2016, most notably in the U.S. CMBS and CLO asset classes.

•

MA revenue was 11% higher than the prior year. Excluding the impact of unfavorable changes in FX translation rates, MA revenue grew 13% reflecting increases in ERS and RD&A across all regions. Revenue grew in all product areas of ERS, with particular strength in the Assets, Liability & Capital, Credit Assessment & Origination and Stress Testing products. The 2016 acquisition of GGY also contributed to the growth in ERS. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data as well as growth in SAV and ECCA.

•

Total operating expenses increased $17.7 million, or 4% reflecting higher compensation costs associated with headcount growth (including costs from the acquisition of GGY) and annual compensation increases partially offset by lower incentive compensation costs;

•	Excluding the favorable impact relating to changes in FX translation rates, total expenses increased 6% compared to the prior year.

•

Operating income of $304.1 million in the first quarter of 2016 was down $67.2 million compared to 2015 and resulted in an operating margin of 37.3%, compared to 42.9% in the prior year. Adjusted Operating Income of $334.0 million in the first quarter of 2016 decreased $65.9 million compared to 2015, resulting in an Adjusted Operating Margin of 40.9% compared to 46.2% in the prior year.

•	The ETR in the first quarter of 2016 was 60 BPS lower than the prior year primarily due to lower state income taxes.

•

The increase in non-operating expense, net, compared to the prior year is primarily due to interest on the 2015 Senior Notes issued in March 2015 as well as interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015. These increases in expense were partially offset by higher FX gains in 2016.

•	Diluted EPS of $0.93 in the first quarter of 2016 decreased $0.18 from 2015 reflecting a decrease in Net Income partially offset by a 4% reduction in diluted weighted average shares outstanding.

Moody’s Corporation

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
United States	$480.0	$499.8	(4%)
International:
EMEA	210.2	227.6	(8%)
Asia-Pacific	82.0	86.1	(5%)
Americas	43.9	52.1	(16%)

Total International	336.1	365.8	(8%)

Total	816.1	865.6	(6%)

Expenses:
Operating	249.2	244.4	(2%)
SG&A	232.9	221.3	(5%)
Depreciation and amortization	29.9	28.6	(5%)

Total	512.0	494.3	(4%)

Operating income	$304.1	$371.3	(18%)

Adjusted Operating Income (1)	$334.0	$399.9	(16%)

Interest expense, net	$(34.1)	$(29.3)	(16%)
Other non-operating income, net	$5.6	$2.5	124%

Total non-operating expense, net	$(28.5)	$(26.8)	(6%)

Net income attributable to Moody’s	$184.4	$230.1	(20%)
Diluted weighted average shares outstanding	197.9	206.5	4%
Diluted EPS attributable to Moody’s common shareholders	$0.93	$1.11	(16%)
Operating margin	37.3%	42.9%
Adjusted Operating Margin(1)	40.9%	46.2%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31		% Change
	2016	2015
United States	3,441	3,202	7%
International	7,311	6,768	8%

Total	10,752	9,970	8%

Global revenue of $816.1 million in the first quarter of 2016 decreased $49.5 million, or 6%, compared to 2015. Excluding the unfavorable impact of changes in FX translation rates, global revenue decreased 4% from the prior year and reflected lower MIS revenue partially offset by good growth in MA revenue.

The $77.2 million decrease in MIS revenue reflects declines in high-yield and investment-grade corporate debt revenue across all regions reflecting market volatility in the first quarter of 2016. Additionally, the decrease reflected lower securitization activity in the first quarter of 2016, most notably in the U.S. CMBS and CLO asset classes. Unfavorable changes in FX translation rates had a $7 million impact on revenue in the first quarter of 2016.

The $27.7 million growth in MA reflects increases in ERS and RD&A across all regions. Revenue grew in all product areas of ERS, with particular strength in the Assets, Liability & Capital, Credit Assessment & Origination and Stress Testing products. The 2016 acquisition of GGY also contributed to the growth in ERS. In RD&A, revenue growth was primarily driven by credit research and licensing of ratings data as well as growth in SAV and ECCA businesses. These results were partially offset by unfavorable changes in FX translation rates of approximately $6 million. Excluding the impact of changes in FX rates, MA revenue increased 13% compared to 2015.

Transaction revenue accounted for 45% of global MCO revenue in the first quarter of 2016 compared to 51% in the prior year.

U.S. revenue of $480.0 million in the first quarter of 2016 decreased $19.8 million from the prior year, reflecting lower revenue across all MIS LOBs, partially offset by growth in RD&A and ERS revenue within MA.

Non-U.S. revenue of $336.1 million decreased $29.7 million compared to the first quarter of 2015 due to declines in MIS across all regions being partially offset by growth in MA across all regions.

Operating expenses were $249.2 million in the first quarter of 2016, up 2% compared to 2015 and included an increase in compensation costs reflecting higher expenses resulting from the impact of annual compensation increases and increased headcount (including headcount from the acquisition of GGY). These increases were partially offset by lower incentive compensation costs reflecting lower projected achievement against full-year projected results compared to the prior year. The changes above include a favorable impact relating to changes in FX translation rates compared to the prior year.

SG&A expenses of $232.9 million in the first quarter of 2016 increased 5% from the prior year period reflecting higher compensation and non-compensation expenses of approximately $7 million and $5 million, respectively. The growth in compensation costs was primarily due to higher expenses resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the GGY acquisition. These increases were partially offset by lower incentive compensation costs reflecting lower projected achievement against full-year projected results compared to the prior year. The increase in non-compensation expenses primarily reflects higher legal fees as well as higher rent and occupancy costs reflecting various real estate expansion projects. The increases above include a favorable impact relating to changes in FX translation rates compared to the prior year.

Operating income of $304.1 million in the first quarter of 2016 was down $67.2 million compared to 2015 and resulted in an operating margin of 37.3%, compared to 42.9% in the prior year. Adjusted Operating Income of $334.0 million in the first quarter of 2016 decreased $65.9 million compared to 2015, resulting in an Adjusted Operating Margin of 40.9% compared to 46.2% in the prior year period.

Interest expense, net in the first quarter of 2016 was ($34.1) million, a $4.8 million increase in expense compared to 2015. The increase reflects interest on the 2015 Senior Notes which were issued in March 2015 as well as interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

Other non-operating income, net was $5.6 million in the first quarter of 2016, a $3.1 million increase in income compared to 2015. This increase reflected approximately $4 million in higher FX gains compared to the prior year primarily due to the strengthening of the euro to both the British pound and the U.S. dollar over the previous three months.

The Company’s ETR was 32.3% in the first quarter of 2016, compared with 32.9% in 2015 with the decrease primarily due to lower state income tax.

Net Income in the first quarter of 2016 was $184.4 million, or $0.93 per diluted share. This is a decrease of $45.7 million, or $0.18 per diluted share, compared to 2015. The decrease in diluted EPS reflects lower Net Income partially offset by a 4% reduction in diluted weighted average shares outstanding. This reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Corporate finance (CFG)	$240.3	$298.7	(20%)
Structured finance (SFG)	90.6	101.3	(11%)
Financial institutions (FIG)	94.9	93.8	1%
Public, project and infrastructure finance (PPIF)	91.5	100.7	(9%)

Total ratings revenue	517.3	594.5	(13%)

MIS Other	7.8	7.8	—

Total external revenue	525.1	602.3	(13%)

Intersegment royalty	24.0	22.3	8%

Total	549.1	624.6	(12%)

Expenses:
Operating and SG&A (external)	275.8	278.0	1%
Operating and SG&A (intersegment)	2.8	3.3	15%

Adjusted Operating Income	270.5	343.3	(21%)

Depreciation and amortization	17.5	16.0	(9%)

Operating income	$253.0	$327.3	(23%)

Adjusted Operating Margin	49.3%	55.0%
Operating margin	46.1%	52.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $525.1 million in the first quarter of 2016 was down 13% compared to 2015 reflecting lower rated issuance volumes for high-yield corporate debt across all regions as well as declines in CMBS and CLO activity in the U.S. Also, there were declines in rated issuance volumes for investment-grade corporate debt across all non-U.S. regions reflecting market volatility in the first quarter of 2016. Transaction revenue for MIS was 56% of total revenue in the first quarter of 2016 compared to 63% in the first quarter of 2015.

In the U.S., revenue was $336.0 million in the first quarter of 2016, a decrease of $35.5 million compared to 2015 and reflected lower rated issuance volumes for high-yield corporate debt due to credit spread and market volatility in the first quarter of 2016. Additionally, there were declines in securitization activity in the CMBS and CLO asset classes within SFG reflecting market volatility as well as uncertainty relating to the implementation of regulatory requirements. Partially offsetting these decreases were higher monitoring fee revenue reflecting a larger number of outstanding rated instruments as well as higher insurance-related issuance volumes due to M&A activity in the sector.

Non-U.S. revenue was $189.1 million in the first quarter of 2016, a decrease of $41.7 million compared to 2015. The decrease reflects lower rated issuance volumes for high-yield and investment-grade corporate debt across all regions reflecting market volatility in the first quarter of 2016 resulting from global economic growth concerns and weak commodity prices. Partially offsetting these declines was higher monitoring fee revenue reflecting a larger number of outstanding rated instruments.

Global CFG revenue of $240.3 million in the first quarter of 2016 was down 20% compared to 2015. The decline reflects lower rated issuance volumes for speculative-grade corporate debt across all regions as credit spreads were volatile for high-yield instruments reflecting overall market volatility in the first quarter of 2016. Also, there were lower rated issuance volumes for investment-grade corporate debt across all non-U.S. regions reflecting the aforementioned market volatility in the first quarter of 2016. Partially offsetting these decreases were the benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue represented 63% and 72% of total CFG revenue in the first quarter of 2016 and 2015, respectively. In the U.S., revenue was $172.4 million, or $19.7 million lower than the prior year. Internationally, revenue of $67.9 million decreased $38.7 million compared to the prior year.

Global SFG revenue of $90.6 million in the first quarter of 2016 decreased $10.7 million, or 11%, compared to 2015. In the U.S., revenue of $60.0 million decreased $10.7 million compared to the first quarter of 2015. This decrease reflected lower securitization activity in the CMBS asset class due to higher credit spreads resulting from overall market volatility in the first quarter of 2016 as well as uncertainties relating to the implementation of regulatory requirements. Additionally, the decline in the U.S. reflects lower CLO formation also due to wider credit spreads resulting from market volatility as well as declining availability of collateral for these instruments. Non-U.S. revenue in the first quarter of 2016 of $30.6 million was flat compared to the prior year as modest growth in EMEA was offset by declines in other regions. Transaction revenue was 55% of total SFG revenue in the first quarter of 2016 compared to 61% in the prior year.

Global FIG revenue of $94.9 million in the first quarter of 2016 increased $1.1 million, or 1%, compared to 2015. Excluding the unfavorable impact of changes in FX translation rates, FIG revenue grew 4% compared to the prior year. In the U.S., revenue was $40.2 million, or 3% lower than the prior year, primarily reflecting reduced banking-related issuance volumes due to market volatility in the first quarter of 2016. This decrease was partially offset by higher M&A rated issuance volumes in the insurance sector as well as benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Internationally, revenue was $54.7 million in the first quarter of 2016, or $2.3 million higher compared to 2015. This increase primarily reflects higher banking revenue in EMEA and insurance revenue in Asia-Pacific as well as benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Partially offsetting the increase in non-U.S. revenue was an approximate $2 million unfavorable impact from changes in FX rates. Transaction revenue was 39% of total FIG revenue in the first quarter of 2016 compared to 40% in the same period in 2015.

Global PPIF revenue was $91.5 million in the first quarter of 2016 and decreased $9.2 million, or 9%, compared to 2015. In the U.S., revenue in the first quarter of 2016 was $61.1 million, a decrease of $4.2 million compared to 2015 due to lower public and project finance revenue reflecting market volatility in the first quarter of 2016 compared to robust issuance in the prior year. Outside the U.S., PPIF revenue decreased $5.0 million compared to 2015, primarily due to lower rated issuance volumes in infrastructure finance in EMEA reflecting market volatility coupled with lower project finance revenue in Asia-Pacific. These decreases were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue was 59% and 64% of total PPIF revenue in first quarter of 2016 and 2015, respectively.

Operating and SG&A expenses in the first quarter of 2016 decreased $2.2 million compared to 2015 primarily reflecting lower non-compensation expense of approximately $3 million primarily due to overall cost control initiatives. Partially offsetting this decrease was higher compensation expense of approximately $1 million primarily reflecting annual salary increases, headcount growth in the ratings LOBs as well as in the support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. This increase in salary expense was partially offset by reduced incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year.

Adjusted Operating Income and operating income in the first quarter of 2016, which includes intersegment royalty revenue and intersegment expenses, was $270.5 million and $253.0 million, respectively, and were down 21% and 23%, respectively, compared to 2015. Adjusted Operating Margin and operating margin were 49.3% and 46.1%, respectively, or 570 BPS and 630 BPS lower compared to the first quarter of 2015.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

			% Change Favorable (Unfavorable)
	Three months ended March 31,
	2016	2015
Revenue:
Research, data and analytics (RD&A)	$164.9	$149.6	10%
Enterprise risk solutions (ERS)	89.5	77.1	16%
Professional services (PS)	36.6	36.6	—

Total external revenue	291.0	263.3	11%

Intersegment revenue	2.8	3.3	(15%)

Total MA Revenue	293.8	266.6	10%

Expenses:
Operating and SG&A (external)	206.3	187.7	(10%)
Operating and SG&A (intersegment)	24.0	22.3	(8%)

Adjusted Operating Income	63.5	56.6	12%

Depreciation and amortization	12.4	12.6	2%

Operating income	$51.1	$44.0	16%

Adjusted Operating Margin	21.6%	21.2%
Operating margin	17.4%	16.5%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $27.7 million, or 11%, compared to the first quarter of 2015 reflecting growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Excluding unfavorable changes in FX translation rates, MA revenue grew 13% compared to the prior year. Recurring revenue comprised 76% and 77% of total MA revenue in the first quarter of 2016 and 2015, respectively.

In the U.S., revenue of $144.0 million in the first quarter of 2016 increased $15.7 million, and reflected growth in ERS and RD&A.

Non-U.S. revenue of $147.0 million in the first quarter of 2016 was $12.0 million higher than in 2015 reflecting growth in RD&A and ERS, partially offset by an approximate $6 million unfavorable impact due to changes in FX rates.

Global RD&A revenue of $164.9 million, which comprised 57% of total external MA revenue in both the first quarter of 2016 and 2015, increased $15.3 million, or 10%, over the prior year period. Excluding an approximate $4 million unfavorable impact due to changes in FX translation rates, RD&A revenue grew 13% compared to the prior year reflecting increases across all regions. The growth reflected strong sales of credit research and licensing of ratings data, record customer retention and higher revenue within SAV and ECCA. In the U.S., revenue of $96.2 million increased 14% over the prior year. Non-U.S. revenue of $68.7 million increased 5% and included the unfavorable impact from changes in FX translation rates.

Global ERS revenue in the first quarter of 2016 of $89.5 million increased $12.4 million, or 16%, over 2015. Excluding unfavorable changes in FX translation rates, ERS revenue grew 18%. Revenue growth was primarily due to increases across all product offerings with particular strength in the Assets, Liabilities & Capital, Credit Assessment and Origination and Stress Testing products as well as revenue from the acquisition of GGY in March of 2016. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $35.2 million increased 14% compared to the prior year. Non-U.S. revenue of $54.3 million increased 17% and included the aforementioned unfavorable impact from changes in FX translation rates.

Global PS revenue of $36.6 million in the first quarter of 2016 was flat compared to 2015. Excluding unfavorable changes in FX translation rates, revenue was 2% higher than the prior year reflecting good growth in the outsourced research and analytical services business. In the U.S., revenue of $12.6 million decreased 6%. Non-U.S. revenue of $24.0 million decreased 3% compared to the prior year and included an approximate $1 million unfavorable impact due to changes in FX translation rates.

Operating and SG&A expenses in the first quarter of 2016 increased $18.6 million compared to 2015. The expense growth reflects an approximate $16 million increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated based on the Company’s revenue-split methodology. Also contributing to the increase in compensation costs was headcount from the acquisition of GGY, annual merit increases and higher incentive compensation reflecting greater achievement against full-year targeted results compared to the prior year. Additionally, there was an approximate $3 million increase in non-compensation expenses primarily due to higher rent and occupancy and variable costs correlated with business growth.

Adjusted Operating Income was $63.5 million in the first quarter of 2016 and increased $6.9 million compared to 2015. Operating income of $51.1 million in the first quarter of 2016 increased $7.1 million compared to 2015. Adjusted Operating Margin for the first quarter of 2016 was 21.6% compared to 21.2% in 2015. Operating margin was 17.4% in the first quarter of 2016 compared to 16.5% in the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change
	2016	2015
Net cash provided by operating activities	$237.3	$261.8	$(24.5)
Net cash used in investing activities.	$(108.4)	$(49.3)	$(59.1)
Net cash (used in) provided by financing activities	$(339.2)	$123.9	$(463.1)
Free Cash Flow*	$211.0	$242.8	$(31.8)

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Net cash flows from operating activities decreased $24.5 million compared to the prior year. The decrease was primarily due to lower net income of $44.7 million. This was partially offset by an approximate $29 million increase primarily relating to higher incentive compensation payouts in 2015 compared to 2016 which reflected lower achievement against full-year targeted results in 2015 compared to achievement in 2014. The remaining decrease in cash flow from operations is due to various other changes in working capital.

Net cash used in investing activities

The $59.1 million increase in cash used in investing activities is primarily due to:

•	cash paid, net of cash acquired, of $75.9 million to acquire GGY;

•	$18.5 million less cash received upon maturity of FX forward contracts designated as net investment hedges;

Partially offset by:

•	lower net purchases of investments of $42.6 million.

Net cash used in financing activities

The $463.1 million increase in cash used in financing activities was attributed to:

•	net proceeds of $552.8 million in 2015 reflecting the issuance of the 2015 Senior Notes;

Partially offset by:

•	treasury shares repurchased of $262.1 million in the first three months of 2016 compared to $365.8 million in the first three months of 2015;

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.1 billion at March 31, 2016 consisted of approximately $1.5 billion located outside of the U.S. Approximately 32% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At March 31, 2016, Moody’s had $3.4 billion of outstanding debt and $1.0 billion of additional capacity available under the 2015 Facility. At March 31, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2016, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	Total
2016 (after March 31,)	$—	$—	$—	$—	$—	$—	$—	$—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	500.0	—	600.0	569.8	2,169.8

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$569.8	$3,419.8

(1)	Based on end of quarter FX rates

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in a manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In April 2016, the Board of Directors of the Company declared a quarterly dividend of $0.37 per share of Moody’s common stock, payable on June 10, 2016 to shareholders of record at the close of business on May 20, 2016. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2014, the Board authorized $1.0 billion of share repurchase authority that has a remaining repurchase authority of approximately $204 million at March 31, 2016. In December 2015, the Board authorized an additional $1.0 billion of share repurchase authority which will be utilized following the completion of the program authorized in December 2014. Full-year 2016 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf Lease has an initial term of 17.5-years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments, the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of March 31, 2016 are approximately £92 million, of which approximately £9 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total base rent of 7WTC Lease over its initial 21-year term is approximately $536 million including rent credits from the World Trade Center Rent Reduction Program promulgated by the Empire State Development Corporation. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The additional base rent is approximately $106 million over a 20-year term. The total remaining lease payments as of March 31, 2016, including the aforementioned rent credits, are approximately $411 million, of which approximately $33 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

The Company anticipates making an approximate $22 million contribution to its U.S. defined benefit funded pension plan during the remainder of 2016.

Off-Balance Sheet Arrangements

At March 31, 2016, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2016:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 -3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$4,943.2	$137.2	$547.0	$1,163.0	$3,096.0
Operating lease obligations	811.5	95.8	173.1	141.5	401.1
Capital lease obligations	1.2	0.6	0.6	—	—
Purchase obligations	167.6	69.1	64.0	34.5	—
Pension obligations(2)	161.7	28.9	44.5	17.3	71.0

Total(3)	$6,085.2	$331.6	$829.2	$1,356.3	$3,568.1

(1)

Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 13 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $211.6 million relating to UTP and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 11, 2016, the Board approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on June 10, 2016 to shareholders of record at the close of business on May 20, 2016.

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

Constant Currency Measures:

The Company presents revenue and operating income growth on a constant currency basis because management deems this metric to be a useful measure of assessing the operations of the Company in times of foreign exchange rate volatility. Constant currency measures exclude the impact of changes in foreign exchange rates on operating results. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average foreign exchange translation rates and current year as reported results. Growth rates on a constant currency basis are determined based on the difference between current period revenue and operating income translated using prior period comparative weighted average exchange rates and prior period as reported results divided by prior as reported results. Below is a reconciliation of the Company’s as reported revenue and operating income changes to the changes on a constant currency basis:

	Three Months Ended March 31, 2016
	RD&A		ERS		PS		Total MA
	Revenue		Revenue		Revenue		Revenue
	$	%	$	%	$	%	$	%
Reported change	$15.3	10%	$12.4	16%	$—	—	$27.7	11%
FX impact	3.7	3%	1.4	2%	0.9	2%	6.0	2%

Constant currency change	$19.0	13%	$13.8	18%	$0.9	2%	$33.7	13%

	FIG
	Revenue
	$	%
Reported change	$1.1	1%
FX impact	2.3	3%

Constant currency change	$3.4	4%

	MCO		MCO
	Revenue		Expense
	$	%	$	%
Reported change	$(49.5)	(6%)	$17.7	4%
FX impact	12.6	2%	11.5	2%

Constant currency change	$(36.9)	(4%)	$29.2	6%

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

	Three Months Ended March 31,
	2016	2015
Operating income	$304.1	$371.3
Adjustments:
Depreciation and amortization	29.9	28.6

Adjusted Operating Income	$334.0	$399.9

Operating Margin	37.3%	42.9%
Adjusted Operating Margin	40.9%	46.2%

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

	Three Months Ended March 31,
	2016	2015
Net cash flows provided by operating activities	$237.3	$261.8
Capital additions	(26.3)	(19.0)

Free cash flow	$211.0	$242.8

Net cash used in investing activities	$(108.4)	$(49.3)
Net cash (used in) provided by financing activities	$(339.2)	$123.9

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. In addition, in March and April 2016, the FASB issued additional updates clarifying the implementation guidance for the new revenue recognition standard.

The Company is currently evaluating its adoption options with regard to the aforementioned ASU’s relating to revenue recognition and the impact that adoption of these update will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business which will be expensed as incurred under the new standard; ii) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period; iii) the accounting for certain ERS revenue arrangements where VSOE is not available should result in the acceleration of revenue recognition and iv) the accounting for contract acquisition costs which will be expensed as incurred under the new standard.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).” The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows will depend on classification as either a finance or operating lease. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This standard must be adopted using a modified retrospective approach whereby leases will be presented in accordance with the new standard as of the earliest period presented. The Company is currently evaluating the impact of this ASU on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting.” This ASU amends the accounting for an investment not previously accounted for under the equity method that subsequently qualifies for the equity method of accounting. It requires a company to add the cost of the additional interest acquired to its current basis and the commencement of the equity method of accounting when the criteria are met. In addition, the unrealized gains or losses in accumulated other comprehensive related to an available for sale equity security should be recognized through earnings if the investment subsequently qualifies for the equity method of accounting. The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU will only impact the Company if an investment not previously accounted for under the equity method qualifies for accounting under the equity method.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU changes various aspects related to the accounting for share-based payments including: i) accounting for Excess Tax Benefits and shortfalls; ii) the accounting for forfeitures; iii) restrictions on the value of shares retained by an entity to fund the employee’s portion of payroll taxes; and iv) classification of Excess Tax Benefits in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted if all amendments are adopted in the same period. The Company is evaluating the impact of this ASU on its financial statements but currently expects that the most significant effect of this ASU will be the impact on its reported Net Income and Diluted EPS as Excess Tax Benefits and shortfalls will be recorded to the provision for income taxes under this ASU as compared to a charge to capital surplus under current GAAP.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the section entitled “Contingencies” under Item 2. “MD&A”, commencing on page 32 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”,

“anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2015, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

There have been no material changes since December 31, 2015 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2016

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	1,276,678	$	90.50	1,276,375	$	1,350.1 million
February 1 - 29	767,617	$	85.06	765,585	$	1,285.0 million
March 1 - 31	1,340,181	$	93.02	875,499	$	1,203.5 million

Total	3,384,476	$	89.83	2,917,459

(1)

Includes surrender to the Company of 303, 2,032 and 464,682 shares of common stock in January, February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees

(2)

As of the last day of each of the months. In December 2015, the Board authorized a $1 billion share repurchase program which will commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the first quarter of 2016, Moody’s issued 1.6 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10

.1*	Second Amendment to the Profit Participation Plan of Moody’s Corporation.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 3, 2016

	By:	/s/ JOSEPH MCCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)