Form 10-Q
period 2016-06-30
MOODYS CORP /DE/
filed 2016-07-28
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2016
Common Stock, par value $0.01 per share	192.3 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-7

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015	8
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2016 and 2015	9
	Consolidated Balance Sheets (Unaudited) at June 30, 2016 and December 31, 2015	10
	Consolidated Statements of Cash Flows (Unaudited) for the Six months ended June 30, 2016 and 2015	11
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12-35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	36
	Critical Accounting Estimates	36
	Reportable Segments	36-37
	Results of Operations	37-48
	Liquidity and Capital Resources	49-53
	Recently Issued Accounting Pronouncements	54
	Contingencies	54
	Regulation	54-55
	Forward-Looking Statements	55-56
Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 5.	Other Information	57
Item 6.	Exhibits	58

SIGNATURES		59
Exhibits Filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Operating margin excluding depreciation and amortization

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

BlackBox	BlackBox Logic; a leading provider of Residential Mortgage-Backed securities loan level data. The Company acquired the customer base and products of BlackBox Logic in December 2015

Board	The board of directors of the Company

BPS	Basis points

Brexit	Abbreviation of “British exit”, which refers to the June 23, 2016 referendum by British voters to exit the European Union

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment and reporting unit created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

D&A	Depreciation and amortization

DBPP	Defined benefit pension plans

ECCA	Economics and Consumer Credit Analytics; a business within the RD&A LOB which provides economic and consumer credit trend analytics

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the RD&A LOB within MA; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

M&A	Mergers and acquisitions

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	Represents MIS recurring monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SAV	Structured Analytics and Valuation; a business within the RD&A LOB which provides data and analytics for securitized assets

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services and outsourcing engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$928.9	$918.1	$1,745.0	$1,783.7

Expenses
Operating	258.9	243.9	508.1	488.3
Selling, general and administrative	228.6	227.0	461.5	448.3
Depreciation and amortization	31.2	27.9	61.1	56.5

Total expenses	518.7	498.8	1,030.7	993.1

Operating income	410.2	419.3	714.3	790.6

Non-operating (expense) income, net
Interest income (expense), net	(34.3)	(31.9)	(68.4)	(61.2)
Other non-operating income (expense), net	3.0	(8.2)	8.6	(5.7)

Total non-operating (expense) income, net	(31.3)	(40.1)	(59.8)	(66.9)

Income before provisions for income taxes	378.9	379.2	654.5	723.7
Provision for income taxes	120.8	115.1	209.8	228.3

Net income	258.1	264.1	444.7	495.4
Less: Net income attributable to noncontrolling interests	2.6	2.4	4.8	3.6

Net income attributable to Moody’s	$255.5	261.7	439.9	491.8

Earnings per share attributable to Moody’s common shareholders
Basic	$1.32	1.30	2.27	2.43

Diluted	$1.30	1.28	2.24	2.39

Weighted average number of shares outstanding
Basic	193.4	201.3	194.2	202.0

Diluted	195.8	204.4	196.8	205.4

Dividends declared per share attributable to Moody’s common shareholders	$0.37	$0.34	$0.37	$0.34

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$258.1			$264.1

Other comprehensive (loss) income:
Foreign currency translation:
Foreign currency translation adjustments, net	$(45.9)	$26.5	(19.4)	$26.7	$5.4	32.1
Cash flow hedges:
Net unrealized loss on cash flow hedges	(4.6)	1.7	(2.9)	—	—	—
Reclassification of losses included in net income	2.6	(0.9)	1.7	—	—	—
Available for sale securities:
Net unrealized gains on available for sale securities	0.6	—	0.6	1.0	—	1.0
Reclassification of gains included in net income	—	—	—	(0.2)	—	(0.2)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.3	(0.9)	1.4	3.1	(1.1)	2.0
Net actuarial gains and prior service costs	5.3	(2.0)	3.3	10.9	(4.2)	6.7

Total other comprehensive (loss) income	$(39.7)	$24.4	(15.3)	$41.5	$0.1	41.6

Comprehensive income			242.8			305.7
Less: comprehensive income attributable to noncontrolling interests			2.6			2.4

Comprehensive income attributable to Moody’s			$240.2			$303.3

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$444.7			$495.4

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments, net	$2.6	$14.0	16.6	$(51.1)	$(7.3)	(58.4)
Foreign currency translation adjustments - reclassification of gains included in net income	—	—	—	(0.1)	—	(0.1)
Cash flow hedges:
Net unrealized loss on cash flow hedges	(2.6)	0.9	(1.7)	—	—	—
Reclassification of losses included in net income	0.4	(0.1)	0.3	—	—	—
Available for sale securities:
Net unrealized gains on available for sale securities	1.2	—	1.2	2.1	—	2.1
Reclassification of gains included in net income	—	—	—	(0.2)	—	(0.2)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	4.9	(1.9)	3.0	6.9	(2.6)	4.3
Net actuarial gains and prior service costs	5.3	(2.0)	3.3	10.9	(4.2)	6.7

Total other comprehensive income (loss)	$11.8	$10.9	22.7	$(31.5)	$(14.1)	(45.6)

Comprehensive income			467.4			449.8
Less: comprehensive income attributable to noncontrolling interests			4.8			3.6

Comprehensive income attributable to Moody’s			$462.6			$446.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$1,674.3	$1,757.4
Short-term investments	352.5	474.8
Accounts receivable, net of allowances of $27.2 in 2016 and $27.5 in 2015	843.7	802.0
Deferred tax assets, net	—	29.3
Other current assets	159.6	179.6

Total current assets	3,030.1	3,243.1
Property and equipment, net of accumulated depreciation of $560.6 in 2016 and $518.9 in 2015	323.0	306.4
Goodwill	1,047.2	976.3
Intangible assets, net	319.2	299.1
Deferred tax assets, net	167.2	137.7
Other assets	158.2	140.4

Total assets	$5,044.9	$5,103.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$453.8	$566.6
Deferred tax liabilities, net	—	16.7
Deferred revenue	692.6	635.2

Total current liabilities	1,146.4	1,218.5
Non-current portion of deferred revenue	134.1	132.5
Long-term debt	3,420.4	3,380.6
Deferred tax liabilities, net	111.4	83.8
Unrecognized tax benefits	198.1	203.4
Other liabilities	404.0	417.2

Total liabilities	5,414.4	5,436.0
Contingencies (Note 14)	—	—
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2016 and December 31, 2015, respectively.	3.4	3.4
Capital surplus	457.3	451.3
Retained earnings	7,077.8	6,709.0
Treasury stock, at cost; 150,647,727 and 146,826,744 shares of common stock at June 30, 2016 and December 31, 2015, respectively	(7,821.7)	(7,389.2)
Accumulated other comprehensive loss	(316.8)	(339.5)

Total Moody’s shareholders’ deficit	(600.0)	(565.0)
Noncontrolling interests	230.5	232.0

Total shareholders’ deficit	(369.5)	(333.0)

Total liabilities and shareholders’ deficit	$5,044.9	$5,103.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$444.7	$495.4
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	61.1	56.5
Stock-based compensation expense	48.9	44.4
Deferred income taxes	13.7	10.6
Excess tax benefits from stock-based compensation plans	(17.6)	(41.1)
Changes in assets and liabilities:
Accounts receivable	(45.2)	(11.8)
Other current assets	19.2	(3.3)
Other assets	13.7	(3.5)
Accounts payable and accrued liabilities	(69.8)	(35.0)
Deferred revenue	66.7	63.0
Unrecognized tax benefits and other non-current tax liabilities	(4.3)	(12.1)
Other liabilities	(2.3)	31.3

Net cash provided by operating activities	528.8	594.4

Cash flows from investing activities
Capital additions	(54.3)	(40.7)
Purchases of investments	(174.5)	(289.2)
Sales and maturities of investments	294.9	221.9
Acquisitions, net of cash acquired	(75.9)	(4.6)
Settlement of net investment hedges	2.5	20.8

Net cash used in investing activities	(7.3)	(91.8)

Cash flows from financing activities
Issuance of notes	—	552.8
Proceeds from stock-based compensation plans	36.9	55.0
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(43.2)	(59.1)
Cost of treasury shares repurchased	(485.9)	(600.7)
Excess tax benefits from settlement of stock-based compensation plans	17.6	41.1
Payment of dividends	(143.6)	(137.2)
Payment of dividends to noncontrolling interests	(4.6)	(3.7)
Debt issuance costs and related fees	—	(5.8)

Net cash used in financing activities	(622.8)	(157.6)
Effect of exchange rate changes on cash and cash equivalents	18.2	(25.9)

Net (decrease) increase in cash and cash equivalents	(83.1)	319.1
Cash and cash equivalents, beginning of the period	1,757.4	1,219.5

Cash and cash equivalents, end of the period	$1,674.3	$1,538.6

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

In the first quarter of 2016, the Company adopted ASU No. 2015-03,”Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. This ASU requires a company to present debt issuance costs in the balance sheet as a reduction of debt rather than as an asset. The impact to the Company’s balance sheet as of December 31, 2015 and June 30, 2016 relating to the adoption of this ASU is set forth in the table below:

	As reported December 31, 2015	Reclassification	December 31, 2015 As adjusted	As reported June 30, 2016	Reclassification	June 30, 2016 Under previous accounting guidance
Long-term debt	$3,401.0	$(20.4)	$3,380.6	$3,420.4	$19.1	$3,439.5
Other assets	$160.8	$(20.4)	$140.4	$158.2	$19.1	$177.3

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation cost	$23.5	$21.7	$48.9	$44.4
Tax benefit	$7.5	$6.7	$15.9	$14.6

During the first six months of 2016, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $22.95 per share based on the Black-Scholes option-pricing model. The Company also granted 1.2 million shares of restricted stock in the first six months of 2016, which had a weighted average grant date fair value of $80.88 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $76.50 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2016:

Expected dividend yield	1.83%
Expected stock volatility	32.3%
Risk-free interest rate	1.60%
Expected holding period	6.8 years
Grant date fair value	$22.95

Unrecognized compensation expense at June 30, 2016 was $13.0 million and $150.7 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.8 years, respectively. Additionally, there was $16.7 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended
	June 30,
Exercise of stock options:	2016	2015
Proceeds from stock option exercises	$33.4	$51.9
Aggregate intrinsic value	$21.0	$49.9
Tax benefit realized upon exercise	$7.4	$17.9
Number of shares exercised	0.6	1.0

	Six Months Ended
	June 30,
Vesting of restricted stock:	2016	2015
Fair value of shares vested	$90.6	$110.8
Tax benefit realized upon vesting	$29.6	$35.6
Number of shares vested	1.0	1.1

	Six Months Ended
	June 30,
Vesting of performance-based restricted stock:	2016	2015
Fair value of shares vested	$23.6	$43.1
Tax benefit realized upon vesting	$8.4	$15.6
Number of shares vested	0.2	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 31.9% and 30.4% for the three months ended June 30, 2016 and 2015, respectively, and 32.1% and 31.5% for the six month periods ended June 30, 2016 and 2015, respectively. The increase in the ETR compared to the second quarter of 2015 and the six month period ended June 30, 2015 was primarily due to a benefit in the prior year resulting from a favorable state tax ruling.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTBs of $11.7 million ($7.6 million net of federal tax benefit) during the second quarter of 2016 and an overall decrease in its UTBs during the first six months of 2016 of $5.3 million ($1.4 million net of federal tax benefits).

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2011 and 2012 are under examination and its returns for 2013 and 2014 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 remains open to examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 and 2014 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended
	June 30,
	2016	2015
Income taxes paid	$151.8	$191.1

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic	193.4	201.3	194.2	202.0
Dilutive effect of shares issuable under stock-based compensation plans	2.4	3.1	2.6	3.4

Diluted	195.8	204.4	196.8	205.4

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	1.2	0.8	1.5	0.8

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2016 and 2015. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2016
		Gross		Balance sheet location
	Cost	Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$55.5	$—	$55.5	$55.5	$—	$—
Certificates of deposit and money market deposit accounts (1)	$913.2	$—	$913.2	$533.7	$352.5	$27.0
Fixed maturity and open ended mutual funds (2)	$28.5	$4.4	$32.9	$—	$—	$32.9

	As of December 31, 2015
		Gross		Balance sheet location
	Cost	Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$188.3	$—	$188.3	$188.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,307.3	$—	$1,307.3	$809.4	$474.8	$23.1
Fixed maturity and open ended mutual funds (2)	$28.7	$3.2	$31.9	$—	$—	$31.9

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both June 30, 2016 and December 31, 2015. The remaining contractual maturities for the certificates of deposits classified in other assets are one month to 21 months at June 30, 2016 and one month to 27 months at December 31, 2015. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from five months to 25 months and 11 months to 31 months at June 30, 2016 and December 31, 2015 respectively.

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

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$83.4
Additional consideration to be paid to sellers in 2016(1)	3.5

Total consideration	$86.9

(1)	Represents additional consideration due to the sellers for amounts withheld at closing pending the completion of certain administrative matters

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$11.9
Property and equipment, net		2.0
Indemnification assets		1.5
Intangible assets:
Trade name (19 year weighted average life)	$3.7
Client relationships (21 year weighted average life)	13.8
Software (7 year weighted average life)	16.6

Total intangible assets (14 year weighted average life)		34.1
Goodwill		59.4
Liabilities		(22.0)

Net assets acquired		$86.9

Current assets in the table above include acquired cash of $7.5 million. Additionally, current assets include accounts receivable of $2.9 million. Goodwill, which has been assigned to the MA segment, is not deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at June 30, 2016.

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

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income recognized in the consolidated statements of operations
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2016	2015	2016	2015
Interest rate swaps	Interest income(expense), net	$3.1	$4.1	$6.1	$7.6

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

The following table summarizes the notional amounts of the Company’s outstanding net investment hedges:

	June 30,	December 31,
	2016	2015
Notional amount of net investment hedges:
Long-term debt designated as net investment hedge	€400.0	€400.0
Contracts to sell GBP for euros	£22.1	£21.2
Contracts to sell Japanese yen for USD	¥19,400	¥19,400

The outstanding contracts to sell Japanese yen for USD expire in November 2016. The outstanding contracts to sell GBP for euros expire in December 2016. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2016	2015		2016	2015
FX forwards	$(8.6)	$2.1	N/A	$—	$—
Long-term debt	7.1	(9.7)	N/A	—	—

Total net investment hedges	$(1.5)	$(7.6)	N/A	$—	$—

	Three Months Ended			Three Months Ended
Derivatives in cash flow hedging relationships	June 30,			June 30,
	2016	2015		2016	2015
Cross currency swap	$(2.9)	$—	Other non-operating income, net	$(1.7)	$—

Total cash flow hedges	(2.9)	—		(1.7)	—

Total	$(4.4)	$(7.6)	Total	$(1.7)	$—

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015		2016	2015

FX forwards	$(13.2)	$13.4	N/A	$—	$—
Long-term debt	(6.0)	(2.1)	N/A	—	—

Total net investment hedges	$(19.2)	$11.3	N/A	$—	$—

	Six Months Ended			Six Months Ended
Derivatives in cash flow hedging relationships	June 30,			June 30,
	2016	2015		2016	2015
Cross currency swap	$(1.7)	$—	Other non-operating income, net	$(0.3)	$—

Total cash flow hedges	(1.7)	—		(0.3)	—

Total	$(20.9)	$11.3	Total	$(0.3)	$—

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Gains/(Losses), net of tax
	June 30,	December 31,
	2016	2015
Net investment hedges
FX forwards	$21.1	$34.3
Long-term debt	(1.3)	4.7

Total gains on net investment hedges	$19.8	$39.0

Cash flow hedges
Treasury rate lock	$(1.1)	$(1.1)
Cross currency swap	(1.4)	—

Total losses on cash flow hedges	(2.5)	(1.1)

Total net gains in AOCI	$17.3	$37.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through December 2016.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30,	December 31,
	2016	2015
Notional amount of currency pair:
Contracts to sell USD for euros	$72.6	$70.1
Contracts to purchase euros with other foreign currencies	€34.4	€35.5
Contracts to sell euros for other foreign currencies	€—	€1.4
Contracts to sell euros for GBP	€36.2	€23.1

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2016	2015	2016	2015
Foreign exchange forwards	Other non-operating income (expense), net	$(5.7)	$2.5	$(5.2)	$(1.9)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its nonderivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	June 30, 2016	December 31, 2015
Assets:
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	0.1
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$1.6	$0.4
Interest rate swaps	Other assets	37.4	12.1

Total assets		$39.0	$12.6

Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swap	Other liabilities	$5.0	—
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	28.3	1.2
Interest rate swaps	Other liabilities	—	0.3
Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	$444.4	$434.5
Derivatives not designated as accounting hedges:
Cross-currency swap	Other liabilities	—	7.0
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	3.7	1.9

Total liabilities		$481.4	$444.9

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2016
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	61.1	—	61.1	61.1	—	61.1
Foreign currency translation adjustments	(0.1)	—	(0.1)	9.9	—	9.9	9.8	—	9.8

Ending balance	$284.3	$—	$284.3	$775.1	$(12.2)	$762.9	$1,059.4	$(12.2)	$1,047.2

	Year ended December 31, 2015
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	3.7	—	3.7	5.0	—	5.0	8.7	—	8.7
Foreign currency translation adjustments	(18.0)	—	(18.0)	(35.5)	—	(35.5)	(53.5)	—	(53.5)

Ending balance	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3

The 2016 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of GGY. The 2015 additions/adjustments for the MIS segment in the table above relate to the acquisition of Equilibrium. The 2015 additions/adjustments for the MA segment primarily reflect an adjustment to an indemnification asset recognized as part of the Copal acquisition, goodwill acquired from the acquisition of a business from BlackBox Logic and adjustments to deferred revenue balances and deferred tax assets recognized as part of the Lewtan acquisition.

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

Acquired intangible assets and related amortization consisted of:

	June 30,	December 31,
	2016	2015
Customer relationships	$315.0	$298.4
Accumulated amortization	(118.2)	(110.0)

Net customer relationships	196.8	188.4

Trade secrets	30.0	29.7
Accumulated amortization	(24.4)	(23.1)

Net trade secrets	5.6	6.6

Software	91.8	74.7
Accumulated amortization	(52.9)	(47.7)

Net software	38.9	27.0

Trade names	76.3	72.4
Accumulated amortization	(17.8)	(16.2)

Net trade names	58.5	56.2

Other(1)	43.9	44.3
Accumulated amortization	(24.5)	(23.4)

Net other	19.4	20.9

Total acquired intangible assets, net	$319.2	$299.1

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$8.7	$8.0	$16.6	$16.5

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2016 (after June 30)	$17.0
2017	32.1
2018	26.2
2019	23.4
2020	22.0
Thereafter	198.5

Total estimated future amortization	$319.2

NOTE 9. FAIR VALUE

The table below presents information about items that are carried at fair value at June 30, 2016 and December 31, 2015:

		Fair Value Measurement as of June 30, 2016
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$39.0	$—	$39.0
	Money market mutual funds	55.5	55.5	—
	Fixed maturity and open ended mutual funds (b)	32.9	32.9	—

	Total	$127.4	$88.4	$39.0

Liabilities:
	Derivatives (a)	$37.0	$—	$37.0

	Total	$37.0	$—	$37.0

		Fair Value Measurement as of December 31, 2015
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$12.6	$—	$12.6
	Money market mutual funds	188.3	188.3	—
	Fixed maturity and open ended mutual funds (b)	31.9	31.9	—

	Total	$232.8	$220.2	$12.6

Liabilities:
	Derivatives (a)	$10.4	$—	$10.4

	Total	$10.4	$—	$10.4

(a)	Represents FX forwards, interest rate swaps and cross-currency swaps as more fully described in Note 7 to the financial statements.
(b)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds.

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

Money market mutual funds:

The money market mutual funds represent publicly traded funds with a stable $1 net asset value.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30,	December 31,
	2016	2015
Other current assets:
Prepaid taxes	$67.7	$83.3
Prepaid expenses	58.4	66.9
Other	33.5	29.4

Total other current assets	$159.6	$179.6

	June 30,	December 31,
	2016	2015
Other assets:
Investments in joint ventures	$16.2	$28.7
Deposits for real-estate leases	11.5	11.4
Indemnification assets related to acquisitions	20.5	19.2
Mutual funds and fixed deposits	59.9	55.0
Other	50.1	26.1

Total other assets	$158.2	$140.4

	June 30,	December 31,
	2016	2015
Accounts payable and accrued liabilities:
Salaries and benefits	$73.7	$83.0
Incentive compensation	62.8	137.2
Customer credits, advanced payments and advanced billings	25.4	24.6
Self-insurance reserves	25.1	19.7
Dividends	6.7	78.2
Professional service fees	51.8	54.5
Interest accrued on debt	56.1	59.4
Accounts payable	35.6	22.2
Income taxes	21.7	11.5
Pension and other retirement employee benefits	6.2	6.2
Other	88.7	70.1

Total accounts payable and accrued liabilities	$453.8	$566.6

	June 30,	December 31,
	2016	2015
Other liabilities:
Pension and other retirement employee benefits	$248.0	$261.7
Deferred rent-non-current portion	98.0	98.4
Interest accrued on UTPs	30.9	27.9
Legacy and other tax matters	3.0	1.7
Other	24.1	27.5

Total other liabilities	$404.0	$417.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015
Balance January 1,	$19.7	$21.5
Accruals	8.8	22.2
Payments	(3.4)	(24.0)

Balance	$25.1	$19.7

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
FX gain/(loss)	$0.8	(12.2)	4.8	(12.2)
Joint venture income	3.0	3.4	4.9	5.3
Other	(0.8)	0.6	(1.1)	1.2

Total	$3.0	(8.2)	8.6	(5.7)

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Affected line in the consolidated statement of operations
Losses on cash flow hedges
Cross-currency swap	(2.6)	(0.4)	Other non-operating income (expense), net
Income tax effect of item above	0.9	0.1	Provision for income taxes

Total losses on cash flow hedges	(1.7)	(0.3)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.5)	(3.1)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.8)	(1.8)	SG&A expense

Total before income taxes	(2.3)	(4.9)

Income tax effect of item above	0.9	1.9	Provision for income taxes

Total pension and other retirement benefits	(1.4)	(3.0)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(3.1)	$(3.3)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Affected line in the consolidated statement of operations
Losses on foreign currency translation adjustments
Liquidation of foreign subsidiary	$—	$0.1	Other non-operating income (expense), net

Total losses on foreign translation adjustments	—	0.1

Gains on available for sale securities:
Gains on available for sale securities	0.2	0.2	Other non-operating income (expense), net

Total gains on available for sale securities	0.2	0.2

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.0)	(4.3)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.1)	(2.6)	SG&A expense

Total before income taxes	(3.1)	(6.9)

Income tax effect of item above	1.1	2.6	Provision for income taxes

Total pension and other retirement benefits	(2.0)	(4.3)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.8)	$(4.0)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2016					June 30, 2015
	Gains/ (Losses) on Cash Flow Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance March 31,	$(1.3)	(84.1)	(220.0)	3.9	$(301.5)	(103.1)	(221.3)	2.0	$(322.4)
Other comprehensive income/(loss) before reclassifications	(2.9)	3.3	(19.4)	0.6	(18.4)	6.7	32.1	1.0	39.8
Amounts reclassified from AOCI	1.7	1.4	—	—	3.1	2.0	—	(0.2)	1.8

Other comprehensive income/(loss)	(1.2)	4.7	(19.4)	0.6	(15.3)	8.7	32.1	0.8	41.6

Balance June 30,	$(2.5)	$(79.4)	$(239.4)	$4.5	$(316.8)	$(94.4)	$(189.2)	$2.8	$(280.8)

	Six Months Ended
	June 30, 2016					June 30, 2015
	Gains/ (Losses) on Cash Flow Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$(1.1)	(85.7)	(256.0)	3.3	$(339.5)	(105.4)	(130.7)	0.9	$(235.2)
Other comprehensive income/(loss) before reclassifications	(1.7)	3.3	16.6	1.2	19.4	6.7	(58.4)	2.1	(49.6)
Amounts reclassified from AOCI	0.3	3.0	—	—	3.3	4.3	(0.1)	(0.2)	4.0

Other comprehensive income/(loss)	(1.4)	6.3	16.6	1.2	22.7	11.0	(58.5)	1.9	(45.6)

Balance June 30,	$(2.5)	(79.4)	(239.4)	4.5	$(316.8)	(94.4)	(189.2)	2.8	$(280.8)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2016	2015	2016	2015
Components of net periodic expense
Service cost	$4.9	$5.0	$0.6	$0.6
Interest cost	4.5	4.2	0.2	0.3
Expected return on plan assets	(4.2)	(3.6)	—	—
Amortization of net actuarial loss from earlier periods	2.3	2.8	—	0.1
Amortization of net prior service costs from earlier periods	—	0.2	(0.1)	—

Net periodic expense	$7.5	$8.6	$0.7	$1.0

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2016	2015	2016	2015
Components of net periodic expense
Service cost	$10.1	$10.8	$1.1	$1.1
Interest cost	9.1	8.5	0.5	0.5
Expected return on plan assets	(8.5)	(7.2)	—	—
Amortization of net actuarial loss from earlier periods	4.9	6.2	—	0.2
Amortization of net prior service costs from earlier periods	—	0.4	(0.1)	—

Net periodic expense	$15.6	$18.7	$1.5	$1.8

The Company made a contribution of $22.4 million to its funded pension plan well as payments of $1.9 million related to its unfunded U.S. DBPPs and $0.3 million to its U.S. other retirement plans during the six months ended June 30, 2016. The Company anticipates making payments of $3.2 million related to its unfunded U.S. DBPPs and $0.5 million to its U.S. other retirement plans, respectively, during the remainder of 2016.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2016
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.1)	$299.9
5.50% 2010 Senior Notes, due 2020	500.0	25.5	(1.5)	(1.8)	522.2
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.6)	(2.3)	495.1
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.2)	(2.9)	494.9
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	12.0	(0.5)	(2.1)	459.4
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(6.0)	597.3
1.75% 2015 Senior Notes, due 2027	555.5	—	—	(3.9)	551.6

Total long-term debt	$3,405.5	$37.5	$(3.5)	$(19.1)	$3,420.4

	December 31, 2015
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.2)	$299.8
5.50% 2010 Senior Notes, due 2020	500.0	9.4	(1.6)	(2.0)	505.8
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.8)	(2.5)	494.7
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.3)	(3.1)	494.6
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	2.3	(0.5)	(2.4)	449.4
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.4	(6.2)	597.2
1.75% 2015 Senior Notes, due 2027	543.1	—	—	(4.0)	539.1

Total long-term debt	$3,393.1	$11.7	$(3.8)	$(20.4)	$3,380.6

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.
(2)	Pursuant to ASU No. 2015-03, unamortized debt issuance costs are presented as a reduction to the carrying value of the notes payable. See Note 1 for additional discussion.

At June 30, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2015 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes all contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2016, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income	$2.8	$2.3	$5.7	$4.2
Expense on borrowings	(35.4)	(30.7)	(70.0)	(59.0)
Expense on UTPs and other tax related liabilities	(1.7)	(3.5)	(4.5)	(6.7)
Capitalized	—	—	0.4	0.3

Total	$(34.3)	$(31.9)	$(68.4)	$(61.2)

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2016	2015
Interest paid	$73.9	$53.3

The fair value and carrying value of the Company’s long-term debt as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$299.9	$316.6	$299.8	$320.6
2010 Senior Notes	522.2	566.9	505.8	551.2
2012 Senior Notes	495.1	558.7	494.7	530.0
2013 Senior Notes	494.9	569.9	494.6	533.8
2014 Senior Notes (5-Year)	459.4	463.8	449.4	454.3
2014 Senior Notes (30-Year)	597.3	734.0	597.2	617.7
2015 Senior Notes	551.6	577.6	539.1	520.2

Total	$3,420.4	$3,787.5	$3,380.6	$3,527.8

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

For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, because of uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some such matters, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

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

	Three Months Ended June 30,
	2016				2015
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$650.2	$306.1	$(27.4)	$928.9	$662.9	$282.0	$(26.8)	$918.1
Operating, SG&A	281.3	233.6	(27.4)	487.5	287.0	210.7	(26.8)	470.9

Adjusted Operating Income	368.9	72.5	—	441.4	375.9	71.3	—	447.2

Less:
Depreciation and amortization	18.2	13.0	—	31.2	15.8	12.1	—	27.9

Operating income	$350.7	$59.5	$—	$410.2	$360.1	$59.2	$—	$419.3

	Six Months Ended June 30,
	2016				2015
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,199.3	$599.9	$(54.2)	$1,745.0	$1,287.5	$548.6	$(52.4)	$1,783.7
Operating, SG&A	559.9	463.9	(54.2)	969.6	568.3	420.7	(52.4)	936.6

Adjusted Operating Income	639.4	136.0	—	775.4	719.2	127.9	—	847.1

Less:
Depreciation and amortization	35.7	25.4	—	61.1	31.8	24.7	—	56.5

Operating income	$603.7	$110.6	$—	$714.3	$687.4	$103.2	$—	$790.6

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
MIS:
Corporate finance (CFG)	$304.8	$319.6	$545.1	$618.3
Structured finance (SFG)	111.5	121.2	202.1	222.5
Financial institutions (FIG)	89.7	90.4	184.6	184.2
Public, project and infrastructure finance (PPIF)	112.3	99.9	203.8	200.6

Total ratings revenue	618.3	631.1	1,135.6	1,225.6
MIS Other	7.3	8.1	15.1	15.9

Total external revenue	625.6	639.2	1,150.7	1,241.5

Intersegment royalty	24.6	23.7	48.6	46.0

Total	650.2	662.9	1,199.3	1,287.5

MA:
Research, data and analytics (RD&A)	168.3	157.5	333.2	307.1
Enterprise risk solutions (ERS)	97.5	83.2	187.0	160.3
Professional services (PS)	37.5	38.2	74.1	74.8

Total external revenue	303.3	278.9	594.3	542.2

Intersegment revenue	2.8	3.1	5.6	6.4

Total	306.1	282.0	599.9	548.6

Eliminations	(27.4)	(26.8)	(54.2)	(52.4)

Total MCO	$928.9	$918.1	$1,745.0	$1,783.7

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$545.9	$545.9	$1,025.9	$1,045.7
International:
EMEA	229.3	217.4	439.5	445.0
Asia-Pacific	97.5	99.2	179.5	185.3
Americas	56.2	55.6	100.1	107.7

Total International	383.0	372.2	719.1	738.0

Total	$928.9	$918.1	$1,745.0	$1,783.7

NOTE 16. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. In addition, in the first and second quarter of 2016, the FASB issued additional updates clarifying the implementation guidance for the new revenue recognition standard.

The Company intends to adopt the new revenue guidance as of January 1, 2018 and is currently evaluating the application of a transition method and the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the capitalization of certain contract implementation costs for its ERS business which will be expensed as incurred under the new standard; ii) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period; iii) the accounting for certain ERS revenue arrangements where VSOE is not available should result in the acceleration of revenue recognition and iv) the accounting for contract acquisition costs which will be expensed as incurred under the new standard.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU require the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost which will require entities to estimate expected credit losses over the lifetime of the instrument. This may result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, an allowance for credit losses will be recognized as a contra account to the amortized cost carrying value of the asset rather than a direct reduction to the carrying value, with changes in the allowance impacting earnings. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 17. SUBSEQUENT EVENT

On July 11, 2016, the Board approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on September 12, 2016 to shareholders of record at the close of business on August 22, 2016.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2015, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates.

Reportable Segments

The Company is organized into two reportable segments at June 30, 2016: MIS and MA.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Executive Summary

•

Moody’s revenue in the three months ended June 30, 2016 totaled $928.9 million, an increase of $10.8 million, or 1%, compared to 2015 and reflected good growth in MA partially offset by modest declines in MIS.

•

MIS revenue decreased 2% compared to the prior year primarily reflecting challenges in the U.S. securitization markets, most notably in the CLO asset class. Also contributing to the decline were lower rated issuance volumes for high-yield corporate debt in the U.S. and investment-grade corporate debt in the Asia-Pacific region. These declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with higher infrastructure finance revenue across all regions.

•

MA revenue was 9% higher than the prior year reflecting increases in ERS and RD&A across all regions. Revenue grew in all product areas of ERS and included revenue from the first quarter 2016 acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data.

•	Total operating expenses increased $19.9 million, or 4%, compared to the second quarter of 2015 primarily reflecting:

•

higher compensation costs of $21.1 million associated with headcount growth (including costs from the acquisition of GGY) and annual compensation increases partially offset by a decline in incentive compensation costs;

partially offset by:

•	lower non-compensation expenses of $4.5 million primarily reflecting cost reduction initiatives in response to the current challenging business conditions in MIS.

•

Operating income of $410.2 million in the second quarter of 2016 was down $9.1 million compared to 2015. Operating margin was 44.2% compared to 45.7% in the prior year. Adjusted Operating Income of $441.4 million in the second quarter of 2016 decreased $5.8 million compared to 2015. Adjusted Operating Margin was 47.5% compared to 48.7% in the prior year period.

•	The ETR in the second quarter of 2016 was 150 BPS higher primarily due to benefits in the prior year resulting from a favorable state tax ruling.

•

The decrease in non-operating expense, net, compared to the prior year is primarily due to FX gains in Q2 2016 of approximately $1 million compared to FX losses in 2015 of approximately $12 million. This was partially offset by higher interest expense on borrowings primarily due to $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

•	Diluted EPS of $1.30 in the second quarter of 2016 increased $0.02 from 2015 reflecting a 4% reduction in diluted weighted average shares outstanding partially offset by a 2% decrease in Net Income.

Moody’s Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
United States	$545.9	$545.9	—
International:
EMEA	229.3	217.4	5%
Asia-Pacific	97.5	99.2	(2%)
Americas	56.2	55.6	1%

Total International	383.0	372.2	3%

Total	928.9	918.1	1%

Expenses:
Operating	258.9	243.9	(6%)
SG&A	228.6	227.0	(1%)
Depreciation and amortization	31.2	27.9	(12%)

Total	518.7	498.8	(4%)

Operating income	$410.2	$419.3	(2%)

Adjusted Operating Income (1)	$441.4	$447.2	(1%)

Interest income (expense), net	$(34.3)	$(31.9)	(8%)
Other non-operating income (expense), net	$3.0	$(8.2)	NM
Net income attributable to Moody’s	$255.5	$261.7	(2%)
Diluted weighted average shares outstanding	195.8	204.4	4%
Diluted EPS attributable to Moody’s common shareholders	$1.30	$1.28	2%
Operating margin	44.2%	45.7%
Adjusted Operating Margin(1)	47.5%	48.7%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% Change
	2016	2015
United States	3,442	3,257	6%
International	7,372	6,906	7%

Total	10,814	10,163	6%

Global revenue of $928.9 million in the second quarter of 2016 increased $10.8 million, or 1%, compared to 2015 reflecting good growth in MA partially offset by modest declines in MIS.

The $13.6 million decrease in MIS revenue primarily reflects challenges in the U.S. securitization markets, most notably in the CLO asset class. Also contributing to the decline were lower rated issuance volumes for high-yield corporate debt in the U.S. and investment-grade corporate debt in the Asia-Pacific region. These declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with higher infrastructure finance revenue across all regions.

The growth in MA reflects increases in ERS and RD&A across all regions. Revenue grew in all product areas of ERS and included revenue from the acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data.

Transaction revenue accounted for 50% of global MCO revenue in the second quarter of 2016 compared to 52% in the prior year.

U.S. revenue of $545.9 million in the second quarter of 2016 was flat compared to the prior year, reflecting declines in MIS revenue being offset by good growth in MA.

Non-U.S. revenue of $383.0 million increased $10.8 million compared to the second quarter of 2015. This increase primarily reflects good growth in international MA revenue, which includes revenue from the acquisition of GGY in the first quarter of 2016.

Operating expenses were $258.9 million in the second quarter of 2016, or 6% higher compared to 2015 and included an increase in compensation costs reflecting higher expenses resulting from the impact of annual compensation increases and increased headcount (including headcount from the acquisition of GGY). These increases were partially offset by lower incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year and lower non-compensation costs reflecting cost reduction initiatives in response to the current challenging business conditions in MIS.

SG&A expenses of $228.6 million in the second quarter of 2016 increased 1% from the prior year period reflecting modestly higher compensation and non-compensation costs. The growth in compensation costs was primarily due to higher expenses resulting from annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the GGY acquisition. These increases were partially offset by lower incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year. The slight increase in non-compensation expenses reflects higher rent and occupancy costs mostly offset by cost reduction initiatives in response to the current challenging business conditions within MIS.

Operating income of $410.2 million in the second quarter of 2016 was down $9.1 million compared to 2015, resulting in an operating margin of 44.2%, compared to 45.7% in the prior year. Adjusted Operating Income of $441.4 million in the second quarter of 2016 decreased $5.8 million compared to 2015, resulting in an Adjusted Operating Margin of 47.5% compared to 48.7% in the prior year period.

Interest income (expense), net in the second quarter of 2016 was ($34.3) million, a $2.4 million increase in expense compared to 2015 reflecting interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

Other non-operating income (expense), net was $3.0 million in the second quarter of 2016, an $11.2 million change compared to 2015 reflecting FX gains of approximately $1 million compared to FX losses of approximately $12 million in the prior year.

The Company’s ETR was 31.9% in the second quarter of 2016, compared with 30.4% in 2015 primarily due to benefits in the prior year resulting from a favorable state tax ruling.

Net Income in the second quarter of 2016 was $255.5 million, or $6.2 million lower than 2015. Diluted EPS was $1.30 or $0.02 higher compared to 2015. The increase in diluted EPS reflects a 4% reduction in diluted weighted average shares outstanding partially offset by the decrease in Net Income. The reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Corporate finance (CFG)	$304.8	$319.6	(5%)
Structured finance (SFG)	111.5	121.2	(8%)
Financial institutions (FIG)	89.7	90.4	(1%)
Public, project and infrastructure finance (PPIF)	112.3	99.9	12%

Total ratings revenue	618.3	631.1	(2%)

MIS Other	7.3	8.1	(10%)

Total external revenue	625.6	639.2	(2%)

Intersegment royalty	24.6	23.7	4%

Total	650.2	662.9	(2%)

Expenses:
Operating and SG&A (external)	278.5	283.9	2%
Operating and SG&A (intersegment)	2.8	3.1	10%

Adjusted Operating Income	368.9	375.9	(2%)

Depreciation and amortization	18.2	15.8	(15%)

Operating income	$350.7	$360.1	(3%)

Adjusted Operating Margin	56.7%	56.7%
Operating margin	53.9%	54.3%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $625.6 million in the second quarter of 2016 was down 2% compared to 2015. The decline compared to 2015 reflects challenges in the U.S. securitization markets, most notably in the CLO asset class. Also contributing to the decline were lower rated issuance volumes for high-yield corporate debt in the U.S. and investment-grade corporate debt in the Asia-Pacific region. These declines were partially offset by the impact of changes in the mix of fee type, new fee initiatives and pricing increases as well as higher infrastructure finance revenue across all regions.

Transaction revenue for MIS was 62% in the second quarter of 2016 compared to 64% in the second quarter of 2015.

In the U.S., revenue was $399.0 million in the second quarter of 2016, a decrease of $13.0 million compared to 2015 reflecting declines in CLO and RMBS issuance coupled with lower rated issuance volumes for high-yield corporate debt. Partially offsetting these declines was the impact of changes in the mix of fee type, new fee initiatives and pricing increases coupled with growth in project & infrastructure finance revenue as well as growth in revenue from rating bank loans.

Non-U.S. revenue was $226.6 million in the second quarter of 2016, or flat compared to 2015. There were higher rated issuance volumes in high-yield and investment-grade corporate debt in EMEA in advance of the Brexit referendum in late June as well as increases across most SFG asset classes in EMEA. Additionally, there were increases in infrastructure finance revenue across all regions. Offsetting these increases were lower investment-grade corporate debt issuance volumes in Asia-Pacific.

Global CFG revenue of $304.8 million in the second quarter of 2016 was down 5% compared to 2015. The decline reflects lower rated issuance volumes for speculative-grade corporate debt, most notably in the U.S., resulting from wider average credit spreads for high-yield instruments during the second quarter compared to the prior year. Also, there were lower rated issuance volumes for investment-grade corporate debt in Asia-Pacific. Partially offsetting these decreases were benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher rated issuance volumes in high-yield and investment-grade corporate debt in EMEA in advance of the Brexit referendum in late June. Transaction revenue represented 71% and 73% of total CFG revenue in the second quarter of 2016 and 2015, respectively. In the U.S., revenue was $208.1 million, or $8.3 million lower than the prior year. Internationally, revenue of $96.7 million decreased $6.5 million compared to the prior year.

Global SFG revenue of $111.5 million in the second quarter of 2016 decreased $9.7 million, or 8%, compared to 2015, primarily due to lower U.S. securitization activity. U.S. revenue of $72.9 million decreased $14.3 million compared to the second quarter of 2015 primarily reflecting lower CLO formation due to wider credit spreads resulting from market volatility and declining availability of collateral for these instruments. The U.S. decline also reflects lower market activity in the RMBS asset class. Non-U.S. revenue in the second quarter of 2016 of $38.6 million increased $4.6 million primarily reflecting growth in RMBS and ABS deals in EMEA. Transaction revenue was 61% of total SFG revenue in the second quarter of 2016 compared to 66% in the prior year.

Global FIG revenue of $89.7 million in the second quarter of 2016 was flat compared to 2015. In the U.S., revenue was $40.8 million, $2.8 million higher compared to 2015 reflecting growth in insurance revenue due to M&A activity in the sector coupled with the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases. Internationally, revenue was $48.9 million in the second quarter of 2016, or $3.5 million lower compared to 2015 reflecting lower banking revenue in EMEA due to an unfavorable shift in issuance mix. Transaction revenue was 33% of total FIG revenue in the second quarter of 2016 compared to 36% in the same period in 2015.

Global PPIF revenue was $112.3 million in the second quarter of 2016, an increase of $12.4 million, or 12%, compared to 2015. In the U.S., revenue in the second quarter of 2016 was $75.0 million, an increase of $7.3 million compared to 2015 reflecting higher project & infrastructure finance volumes coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Outside the U.S., PPIF revenue increased $5.1 million compared to 2015, primarily due to higher infrastructure finance revenue across all regions. Transaction revenue was 65% and 62% of total PPIF revenue in second quarter of 2016 and 2015, respectively.

Operating and SG&A expenses in the second quarter of 2016 decreased $5.4 million compared to 2015 primarily due to lower non-compensation expense of approximately $5 million reflecting cost reduction initiatives in place resulting from the current challenging market conditions in the ratings business. Compensation expenses were flat and included a decrease in incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year. Offsetting the decrease in incentive compensation were higher salaries and employee benefits costs reflecting annual compensation increases, headcount growth in the ratings LOBs as well as the support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology.

Adjusted Operating Income and operating income in the second quarter of 2016, which includes intersegment royalty revenue and intersegment expenses, were $368.9 million and $350.7 million, respectively, down 2% and 3%, respectively, compared to 2015. Adjusted Operating Margin of 56.7% was flat compared to 2015. Operating margin of 53.9% was 40bps lower than 2015.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Research, data and analytics (RD&A)	$168.3	157.5	7%
Enterprise risk solutions (ERS)	97.5	83.2	17%
Professional services (PS)	37.5	38.2	(2%)

Total external revenue	303.3	278.9	9%

Intersegment revenue	2.8	3.1	(10%)

Total MA Revenue	306.1	282.0	9%

Expenses:
Operating and SG&A (external)	209.0	187.0	(12%)
Operating and SG&A (intersegment)	24.6	23.7	(4%)

Adjusted Operating Income	72.5	71.3	2%

Depreciation and amortization	13.0	12.1	(7%)

Operating income	$59.5	$59.2	1%

Adjusted Operating Margin	23.7%	25.3%
Operating margin	19.4%	21.0%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $24.4 million, or 9%, compared to the second quarter of 2015 reflecting growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Recurring revenue comprised 76% of total MA revenue in both the second quarter of 2016 and 2015.

In the U.S., revenue of $146.9 million in the second quarter of 2016 increased $13.0 million, and reflected growth in ERS and RD&A.

Non-U.S. revenue of $156.4 million in the second quarter of 2016 was $11.4 million higher than in 2015 reflecting growth in RD&A and ERS.

Global RD&A revenue of $168.3 million, which comprised 55% and 56% of total external MA revenue in the second quarter of 2016 and 2015, respectively, increased $10.8 million, or 7%, over the prior year period. This growth, which was most notable in the U.S. and Asia-Pacific, reflected strong sales of credit research and licensing of ratings data. In the U.S., revenue of $96.3 million increased 7% over the prior year. Non-U.S. revenue of $72.0 million also increased 7%.

Global ERS revenue in the second quarter of 2016 of $97.5 million increased $14.3 million, or 17%, over 2015 due to increases across all product offerings as well as revenue from the acquisition of GGY in March of 2016. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $37.9 million increased 21% compared to the prior year. Non-U.S. revenue of $59.6 million increased 15% compared to the prior year.

Global PS revenue of $37.5 million in the second quarter of 2016 decreased $0.7 million compared to 2015 primarily reflecting declines in the outsourced research and analytical services business. In the U.S., revenue of $12.7 million was flat. Non-U.S. revenue of $24.8 million was down 3% compared to the prior year.

Operating and SG&A expenses in the second quarter of 2016 increased $22.0 million compared to 2015. The expense growth is primarily due to an increase in compensation costs due to higher headcount to support business growth as well as higher headcount in support areas, for which MA is receiving a higher allocation based on a revenue-split methodology. Headcount from the acquisition of GGY as well as annual merit increases also contributed to the compensation expense growth.

Adjusted Operating Income was $72.5 million in the second quarter of 2016 and increased 2% compared to the same period in 2015. Operating income of $59.5 million in the second quarter of 2016 was flat compared to the same period in 2015. Adjusted Operating Margin for the second quarter of 2016 was 23.7%, compared to 25.3% in 2015. Operating margin was 19.4% compared to 21.0% in the prior year. Operating margin and Adjusted Operating Margin in 2016 were suppressed due to a larger proportion of overhead costs allocated to MA under the Company’s revenue-split methodology. Adjusted operating income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Executive Summary

•	Moody’s revenue in the first half of 2016 totaled $1,745.0 million, a decrease of $38.7 million, or 2%, compared to 2015 reflecting declines in MIS revenue partially offset by good growth in MA.

•

MIS revenue decreased 7% compared to the prior year reflecting challenges in the high-yield and investment-grade corporate debt sectors due to market volatility in the first quarter of 2016. Additionally, the decrease reflected lower 2016 securitization activity in the U.S., most notably in the U.S. CLO and CMBS asset classes which reflected the aforementioned market volatility as well as uncertainty relating to the implementation of certain regulatory requirements for these asset classes.

•

MA revenue was 10% higher than the prior year reflecting increases in ERS and RD&A across all regions. Revenue grew in all product areas of ERS and included revenue from the acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data as well as growth in SAV and ECCA.

•

Total operating expenses increased $37.6 million, or 4%, reflecting higher compensation costs associated with headcount growth (including costs from the acquisition of GGY) and annual compensation increases partially offset by lower incentive compensation costs and cost reduction initiatives in response to the current challenging business conditions in MIS.

•

Operating income of $714.3 million in the first six months of 2016 was down $76.3 million compared to 2015 and resulted in an operating margin of 40.9% compared to 44.3% in the prior year. Adjusted Operating Income of $775.4 million in the first six months of 2016 decreased $71.7 million compared to 2015, resulting in an Adjusted Operating Margin of 44.4% compared to 47.5% in the prior year.

•	The ETR in the first half of 2016 was 60 BPS higher than the prior year primarily due to benefits in the prior year resulting from a favorable state tax ruling.

•

The change in non-operating income (expense), net, compared to the prior year is primarily due to FX gains of approximately $5 million in 2016 compared to FX losses of approximately $12 million in the prior year. Partially offsetting this change was higher interest expense due to the 2015 Senior Notes issued in March 2015 and the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

•	Diluted EPS of $2.24 in the first half of 2016 decreased $0.15 from 2015 reflecting lower Net Income partially offset by a 4% reduction in diluted weighted average shares outstanding.

Moody’s Corporation

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
United States	$1,025.9	$1,045.7	(2%)

International:
EMEA	439.5	445.0	(1%)
Asia-Pacific	179.5	185.3	(3%)
Americas	100.1	107.7	(7%)

Total International	719.1	738.0	(3%)

Total	1,745.0	1,783.7	(2%)

Expenses:
Operating	508.1	488.3	(4%)
SG&A	461.5	448.3	(3%)
Depreciation and amortization	61.1	56.5	(8%)

Total	1,030.7	993.1	(4%)

Operating income	$714.3	$790.6	(10%)

Adjusted Operating Income (1)	$775.4	$847.1	(8%)

Interest income (expense), net	$(68.4)	$(61.2)	(12%)
Other non-operating income (expense), net	$8.6	$(5.7)	NM

Non-operating income (expense), net	$(59.8)	$(66.9)	11%

Net income attributable to Moody’s	$439.9	$491.8	(11%)
Diluted weighted average shares outstanding	196.8	205.4	4%
Diluted EPS attributable to Moody’s common shareholders	$2.24	$2.39	(6%)
Operating margin	40.9%	44.3%
Adjusted Operating Margin(1)	44.4%	47.5%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $1,745.0 million in the first half of 2016 decreased $38.7 million, or 2%, compared to 2015 and reflected lower MIS revenue partially offset by good growth in MA revenue, which included revenue from the first quarter 2016 acquisition of GGY.

The $90.8 million decrease in MIS revenue reflects challenges in the high-yield and investment-grade corporate debt sectors due to market volatility, which was most notable in the first quarter of 2016. Additionally, the decrease reflected lower securitization activity in the U.S. in the first six months of 2016, primarily in the U.S. CLO and CMBS asset classes which reflected the aforementioned market volatility as well as uncertainty relating to the implementation of certain regulatory requirements.

The $52.1 million growth in MA reflects increases in ERS and RD&A across all regions. Revenue grew in all product areas of ERS and included revenue from the 2016 acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research, subscriptions and licensing of ratings data as well as growth in the SAV and ECCA businesses.

Transaction revenue accounted for 47% of global MCO revenue in the first half of 2016 compared to 52% in the prior year.

U.S. revenue of $1,025.9 million in the first half of 2016 decreased $19.8 million from the prior year, reflecting declines in MIS being partially offset by good growth in MA.

Non-U.S. revenue of $719.1 million decreased $18.9 million compared to the first half of 2015. This decrease is due to declines in MIS across all regions being partially offset by growth in MA across all regions.

Operating expenses were $508.1 million in the first half of 2016, up $19.8 million compared to 2015 and included an increase in compensation costs of approximately $29 million reflecting higher salaries and employee benefit expenses resulting from the impact of annual compensation increases and increased headcount (including headcount from the acquisition of GGY). These increases were partially offset by lower incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year. Additionally, there was an approximate $9 million decrease in non-compensation expenses reflecting cost reduction initiatives in response to the current challenging business conditions in MIS.

SG&A expenses of $461.5 million in the first half of 2016 grew $13.2 million from the prior year period reflecting increased compensation costs of approximately $9 million primarily due to annual compensation increases, headcount growth in MIS and MA as well as in overhead support areas coupled with higher headcount from the GGY acquisition. These increases were partially offset by reduced incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year. Additionally, there was an approximate $4 million increase in non-compensation expenses reflecting higher rent and occupancy costs and legal expenses being partially offset by cost reduction initiatives in response to the current challenging business conditions in MIS.

Operating income of $714.3 million decreased $76.3 million from the first half of 2015. Adjusted Operating Income was $775.4 million in the first half of 2016, a decrease of $71.7 million compared to 2015. Operating margin of 40.9% decreased 340 BPS compared to the first half of 2016. Adjusted Operating Margin of 44.4% decreased 310 BPS compared to the prior year.

Interest income (expense), net in the first half of 2016 was ($68.4) million, a $7.2 million increase in expense compared to 2015 reflecting interest on the 2015 Senior Notes which were issued in March 2015 as well as interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

Other non-operating income (expense), net was $8.6 million in the first half of 2016, a $14.3 million change compared to 2015 reflecting approximately $5 million in FX gains compared to approximately $12 million in FX losses in the prior year. The gains in 2016 are primarily due to the strengthening of the euro to the British pound over the previous six months.

The Company’s ETR was 32.1% in the first half of 2016, compared with 31.5% in 2015 primarily due to benefits in the prior year resulting from a favorable state tax ruling.

Net Income in the first half of 2016 was $439.9 million, or $2.24 per diluted share, a decrease of $51.9 million, or $0.15 per diluted share, compared to 2015. The decrease in diluted EPS reflects lower Net Income partially offset by a 4% reduction in diluted weighted average shares outstanding. This reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Corporate finance (CFG)	$545.1	$618.3	(12%)
Structured finance (SFG)	202.1	222.5	(9%)
Financial institutions (FIG)	184.6	184.2	—
Public, project and infrastructure finance (PPIF)	203.8	200.6	2%

Total ratings revenue	1,135.6	1,225.6	(7%)

MIS Other	15.1	15.9	(5%)

Total external revenue	1,150.7	1,241.5	(7%)

Intersegment royalty	48.6	46.0	6%

Total	1,199.3	1,287.5	(7%)

Expenses:
Operating and SG&A (external)	554.3	561.9	1%
Operating and SG&A (intersegment)	5.6	6.4	13%

Adjusted Operating Income	639.4	719.2	(11%)

Depreciation and amortization	35.7	31.8	(12%)

Operating income	$603.7	$687.4	(12%)

Adjusted Operating Margin	53.3%	55.9%
Operating margin	50.3%	53.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,150.7 million in the first half of 2016 was down 7% compared to 2015 reflecting challenges in the high-yield and investment-grade corporate debt sectors due to overall market volatility, which was most notable in the first quarter of 2016. Additionally, the decrease reflected lower securitization activity in the U.S. in the first six months of 2016, primarily in the U.S. CLO and CMBS asset classes, which reflected the aforementioned market volatility as well as uncertainty relating to the implementation of certain regulatory requirements for these asset classes.

Transaction revenue for MIS was 59% in the first half of 2016 compared to 64% in the first half of 2015.

In the U.S., revenue was $735.0 million in the first half of 2016, a decrease of $48.5 million compared to 2015 and reflected lower rated issuance volumes for high-yield corporate debt. Additionally, there were declines in securitization activity within the CLO asset class within SFG. Partially offsetting these decreases were benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher monitoring fee revenue and higher insurance-related issuance volumes.

Non-U.S. revenue was $415.7 million in the first half of 2016, a decrease of $42.3 million compared to 2015 primarily reflecting lower revenue from rating high-yield and investment-grade corporate debt across all regions.

Global CFG revenue of $545.1 million in the first half of 2016 was down 12% compared to 2015. The decline reflects lower rated issuance volumes for speculative-grade corporate debt across all regions due to credit spread and capital market volatility for high-yield instruments, which was most notable in the first quarter of 2016 and resulted from global economic growth concerns and weak commodity prices. Also, there was lower investment-grade corporate debt revenue across all non-U.S. regions reflecting the aforementioned market volatility in the first quarter of 2016. Partially offsetting these decreases were the benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher monitoring fees across all regions. Transaction revenue represented 67% and 72% of total CFG revenue in the first half of 2016 and 2015, respectively. In the U.S., revenue was $380.5 million, or $28.0 million lower than the prior year. Internationally, revenue of $164.6 million decreased $45.2 million compared to the prior year.

Global SFG revenue of $202.1 million in the first half of 2016 decreased $20.4 million, or 9%, compared to 2015. In the U.S., revenue of $132.9 million decreased $25.0 million compared to 2015. This decrease primarily reflected lower CLO formation due to continued wide credit spreads and declining availability of collateral for these instruments. Additionally, the decrease reflected lower securitization activity in the CMBS and RMBS asset classes reflecting higher credit spreads as well as uncertainties relating to the implementation of certain regulatory requirements for these asset classes. Non-U.S. revenue in the first half of 2016 of $69.2 million increased $4.6 million compared to the prior year primarily reflecting an increase in RMBS activity in EMEA. Transaction revenue was 58% of total SFG revenue in the first half of 2016 compared to 64% in the prior year.

Global FIG revenue of $184.6 million in the first half of 2016 was flat compared to 2015. In the U.S., revenue was $81.0 million, up modestly compared to 2015 primarily reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher M&A rated issuance volumes in the insurance sector. These increases were mostly offset by reduced banking-related issuance volumes due to market volatility in the first quarter of 2016. Internationally, revenue was $103.6 million in the first half of 2016, or flat compared to 2015. Transaction revenue was 36% of total FIG revenue in the first half of 2016 compared to 38% in the same period in 2015.

Global PPIF revenue was $203.8 million in the first half of 2016 and increased $3.2 million, or 2%, compared to 2015. In the U.S., revenue of $136.1 million increased $3.1 million compared to 2015 due to benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher infrastructure finance rated issuance volumes. Outside the U.S., PPIF revenue was flat compared to 2015. Transaction revenue was 62% and 63% of total PPIF revenue in first half of 2016 and 2015, respectively.

Operating and SG&A expenses in the first half of 2016 decreased $7.6 million compared to 2015 primarily reflecting lower non-compensation expenses due overall cost control initiatives. Compensation expenses were flat compared to the prior year reflecting annual salary increases, headcount growth in the ratings LOBs as well as in the support areas such as IT, finance and human resources for which the costs are allocated to each segment based on a revenue-split methodology. These increases in compensation expense were offset by reduced incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year.

Adjusted Operating Income and operating income in the first half of 2016, which includes intersegment royalty revenue and intersegment expenses, were $639.4 million and $603.7 million, respectively, and decreased $79.8 million and $83.7 million, respectively, compared to 2015. Adjusted Operating Margin and operating margin were 53.3% and 50.3%, respectively, compared to 55.9% and 53.4%, in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

			% Change Favorable (Unfavorable)
	Six Months Ended June 30,
	2016	2015
Revenue:
Research, data and analytics (RD&A)	$333.2	$307.1	8%
Enterprise risk solutions (ERS)	187.0	160.3	17%
Professional services (PS)	74.1	74.8	(1%)

Total external revenue	594.3	542.2	10%

Intersegment revenue	5.6	6.4	(13%)

Total MA Revenue	599.9	548.6	9%

Expenses:
Operating and SG&A (external)	415.3	374.7	(11%)
Operating and SG&A (intersegment)	48.6	46.0	(6%)

Adjusted Operating Income	136.0	127.9	6%

Depreciation and amortization	25.4	24.7	(3%)

Operating income	$110.6	$103.2	7%

Adjusted Operating Margin	22.7%	23.3%
Operating margin	18.4%	18.8%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $52.1 million, or 10%, compared to the first half of 2015 reflecting growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Recurring revenue comprised 76% of total MA revenue in both the first half of 2016 and 2015.

In the U.S., revenue of $290.9 million in the first half of 2016 increased $28.7 million, and reflected growth in ERS and RD&A.

Non-U.S. revenue of $303.4 million in the first half of 2016 was $23.4 million higher than in 2015 reflecting growth in RD&A and ERS.

Global RD&A revenue of $333.2 million, which comprised 56% and 57% of total external MA revenue in the first half of 2016 and 2015, respectively, increased $26.1 million, or 8%, over the prior year period and reflected growth across all regions. The growth reflected strength in credit research subscriptions and licensing of ratings data as well as higher revenue within SAV and ECCA. In the U.S., revenue of $192.5 million increased 11% over the prior year. Non-U.S. revenue of $140.7 million increased 6%.

Global ERS revenue in the first half of 2016 of $187.0 million increased $26.7 million, or 17%, over 2015 reflecting increases across all product offerings and included revenue from the acquisition of GGY in March of 2016. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $73.1 million increased 18% compared to the prior year. Non-U.S. revenue of $113.9 million increased 16%.

Global PS revenue of $74.1 million in the first half of 2016 declined modestly compared to 2015. In the U.S., revenue of $25.3 million decreased 3%. Non-U.S. revenue of $48.8 million was flat compared to the prior year.

Operating and SG&A expenses in the first half of 2016 increased $40.6 million compared to 2015. The expense growth reflects an increase in compensation costs primarily due to higher headcount to support business growth as well as higher headcount in support areas, for which the costs are allocated based on the Company’s revenue-split methodology. Headcount from the acquisition of GGY and annual merit increases also contributed to the growth in compensation costs.

Adjusted Operating Income was $136.0 million in the first half of 2016 and increased $8.1 million compared to 2015. Operating income of $110.6 million in the first half of 2016 increased $7.4 million compared to 2015. Adjusted Operating Margin for the first half of 2016 was 22.7% compared to 23.3% in 2015. Operating margin was 18.4% in the first half of 2016 compared to 18.8% in the prior year. Operating margin and Adjusted Operating Margin in 2016 were suppressed due to a larger proportion of overhead costs allocated to MA under the Company’s revenue split methodology. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2016	2015
Net cash provided by operating activities	$528.8	$594.4	$(65.6)
Net cash used in investing activities	$(7.3)	$(91.8)	$84.5
Net cash used in financing activities	$(622.8)	$(157.6)	$(465.2)
Free Cash Flow*	$474.5	$553.7	$(79.2)

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure. Free Cash Flow declined from 2015 due to lower net income coupled with higher capital expenditures and the timing of pension contributions as noted below.

Net cash provided by operating activities

Net cash flows from operating activities decreased $65.6 million compared to the prior year primarily due to:

•	A decrease in net income of $50.7 million;

•	an approximate $22 million contribution to the Company’s funded U.S. funded pension plan in the first half of 2016 (the contribution in 2015 was made in the third quarter);

Partially offset by:

•

an approximate $16 million increase relating to higher incentive compensation payouts in 2015 compared to 2016 which reflected lower achievement against full-year targeted results in 2015 compared to achievement in 2014. The remaining decrease in cash flow from operations is due to various other changes in working capital.

Net cash used in investing activities

The $84.5 million decrease in cash used in investing activities is primarily due to:

•	lower net purchases of investments of $187.7 million;

Partially offset by:

•	cash paid, net of cash acquired, of $75.9 million to acquire GGY;

•	$18.3 million less cash received upon maturity of FX forward contracts designated as net investment hedges.

Net cash used in financing activities

The $465.2 million increase in cash used in financing activities was attributed to:

•	net proceeds of $552.8 million in 2015 reflecting the issuance of the 2015 Senior Notes;

Partially offset by:

•	treasury shares repurchased of $485.9 million in the first half of 2016 compared to $600.7 million repurchased in the prior year period.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.0 billion at June 30, 2016 consisted of approximately $1.6 billion located outside of the U.S. Approximately 26% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At June 30, 2016, Moody’s had $3.4 billion of outstanding debt and $1.0 billion of additional capacity available under the 2015 Facility. At June 30, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At June 30, 2016, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	Total
2016 (after June 30,)	$—	$—	$—	$—	$—	$—	$—	$—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	500.0	—	600.0	555.5	2,155.5

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$555.5	$3,405.5

(1)	Based on end of quarter FX rates

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In July 2016, the Board of Directors of the Company declared a quarterly dividend of $0.37 per share of Moody’s common stock, payable on September 12, 2016 to shareholders of record at the close of business on August 20, 2016. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority that has a remaining repurchase authority of approximately $980 million at June 30, 2016. Full-year 2016 total share repurchases are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England with an initial term of 17.5-years and a total of 15 years of renewal options. The total remaining lease payments as of June 30, 2016 are approximately £87 million, of which approximately £9 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total remaining lease payments are approximately $402 million, of which approximately $32 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

Off-Balance Sheet Arrangements

At June 30, 2016, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2016:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$4,899.5	$130.5	$533.6	$1,155.4	$3,080.0
Operating lease obligations	785.5	93.5	170.3	140.6	381.1
Capital lease obligations	1.0	0.6	0.4	—	—
Purchase obligations	167.6	74.1	63.0	30.5	—
Pension obligations(2)	160.7	28.8	43.7	17.3	70.9

Total(3)	$6,014.3	$327.5	$811.0	$1,343.8	$3,532.0

(1)

Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 13 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $199.9 million relating to UTPs since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 11, 2016, the Board approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on September 12, 2016 to shareholders of record at the close of business on August 22, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating income	$410.2	$419.3	$714.3	$790.6
Adjustments:
Depreciation and amortization	31.2	27.9	61.1	56.5

Adjusted Operating Income	$441.4	$447.2	$775.4	$847.1

Operating Margin	44.2%	45.7%	40.9%	44.3%
Adjusted Operating Margin	47.5%	48.7%	44.4%	47.5%

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

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by operating activities	$528.8	$594.4
Capital additions	(54.3)	(40.7)

Free cash flow	$474.5	$553.7

Net cash used in investing activities	$(7.3)	$(91.8)
Net cash used in financing activities	$(622.8)	$(157.6)

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, see Item 1—“Financial Statements”, Note 16 “Recently Issued Accounting Standards.”

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. CRA3 also requires that ESMA and the European Commission produce several reports on the industry’s structure and the use of ratings. In October 2015, ESMA published its reports, wherein it acknowledged the impact of regulation on the industry, and stated that it will continue to monitor the industry structure over the next three to five years. The European Commission may publish its reports before the end of 2016.

Separately, on June 23, 2016 the U.K. voted through a referendum to exit the EU. The longer-term impacts of the decision to leave the EU on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the EU in the future. In the interim, however, the U.K.’s markets regulator (the Financial Conduct Authority) has said that all EU financial regulations will stay in place and that firms must continue to abide by their existing obligations. As a consequence, at this point in time, there is no change to the regulatory framework under which MIS operates and ESMA remains MIS’s regulator both in the EU and in the U.K.

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

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s referendum vote whereby the U.K. citizens voted to withdraw from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2015, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2016

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	704,536	$96.62	703,791	$1,135.5 million
May 1 - 31	755,810	$95.25	754,808	$1,063.6 million
June 1 - 30	860,528	$97.78	857,087	$979.8 million

Total	2,320,874	$96.60	2,315,686

(1)	Includes surrender to the Company of 745, 1,002 and 3,441 shares of common stock in April, May and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the second quarter of 2016, Moody’s issued 0.2 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 27, 2016

	By:	/s/ JOSEPH McCABE
Joseph McCabe
Senior Vice President and Corporate Controller (principal accounting officer)