Form 10-Q
period 2016-09-30
MOODYS CORP /DE/
filed 2016-10-24
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2016
Common Stock, par value $0.01 per share	191.2 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding restructuring, depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Amba	Amba Investment Services; a provider of outsourced investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

BlackBox	BlackBox Logic; a leading provider of Residential Mortgage-Backed securities loan level data. The Company acquired the customer base and products of BlackBox Logic in December 2015

Board	The board of directors of the Company

BPS	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of outsourced research and analytical services to institutional investors

Copal Amba	Operating segment and reporting unit created in January 2014 that consists of all operations from Copal as well as the operations of Amba. The Copal Amba operating segment provides outsourced research and analytical services to the global financial and corporate sectors

Council	Council of the European Union

CP	Commercial paper

CP Notes	Unsecured CP issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

CSPP	Corporate Sector Purchase Programme; quantitative easing program implemented by the ECB. This program allows the central bank to purchase bonds issued by European companies, as well as provide access to the secondary bond market in which existing corporate bonds trade

D&A	Depreciation and amortization

DBPP	Defined benefit pension plans

DOJ	U.S. Department of Justice

ECB	European Central Bank

ECCA	Economics and Consumer Credit Analytics; a business within the RD&A LOB which provides economic and consumer credit trend analytics

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; a reporting unit within the MA segment that includes on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the Company’s spin-off from Dun and Bradstreet in 2000

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the RD&A LOB within MA; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

M&A	Mergers and acquisitions

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA that provides outsourced research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SAV	Structured Analytics and Valuation; a business within the RD&A LOB which provides data and analytics for securitized assets

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services and outsourcing engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and outsourced research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18, 2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$917.1	$834.9	$2,662.1	$2,618.6

Expenses
Operating	253.2	236.1	761.3	724.4
Selling, general and administrative	225.3	220.8	683.2	669.1
Restructuring	8.4	—	12.0	—
Depreciation and amortization	32.7	28.3	93.8	84.8

Total expenses	519.6	485.2	1,550.3	1,478.3

Operating income	397.5	349.7	1,111.8	1,140.3

Non-operating (expense) income, net
Interest income (expense), net	(35.4)	(25.8)	(103.8)	(87.0)
Other non-operating income (expense), net	6.9	19.7	15.5	14.0

Total non-operating (expense) income, net	(28.5)	(6.1)	(88.3)	(73.0)

Income before provisions for income taxes	369.0	343.6	1,023.5	1,067.3
Provision for income taxes	112.4	109.8	322.2	338.1

Net income	256.6	233.8	701.3	729.2
Less: Net income attributable to noncontrolling interests	1.3	2.2	6.1	5.8

Net income attributable to Moody’s	$255.3	$231.6	$695.2	$723.4

Earnings per share attributable to Moody’s common shareholders
Basic	$1.33	$1.16	$3.60	$3.60

Diluted	$1.31	$1.14	$3.55	$3.54

Weighted average number of shares outstanding
Basic	191.7	199.4	193.3	201.1

Diluted	194.3	202.5	196.0	204.5

Dividends declared per share attributable to Moody’s common shareholders	$0.37	$0.34	$0.74	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$256.6			$233.8

Other comprehensive (loss) income:
Foreign currency translation:
Foreign currency translation adjustments, net	$(12.0)	$2.6	(9.4)	$(43.2)	$1.5	(41.7)
Cash flow hedges:
Net unrealized gains on cash flow hedges	5.1	(1.9)	3.2	—	—	—
Reclassification of gains included in net income	(1.3)	0.4	(0.9)	—	—	—
Available for sale securities:
Net unrealized gains on available for sale securities	0.7	—	0.7	0.7	—	0.7
Reclassification of gains included in net income	—	—	—	(0.6)	—	(0.6)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.4	(0.9)	1.5	3.4	(1.3)	2.1

Total other comprehensive loss	$(5.1)	$0.2	$(4.9)	$(39.7)	$0.2	$(39.5)

Comprehensive income			251.7			194.3
Less: comprehensive (loss) income attributable to noncontrolling interests			(14.8)			2.2

Comprehensive income attributable to Moody’s			$266.5			$192.1

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net income			$701.3			$729.2

Other comprehensive income (loss):
Foreign currency translation:
Foreign currency translation adjustments, net	$(9.4)	$16.6	7.2	$(94.3)	$(5.8)	(100.1)
Foreign currency translation adjustments - reclassification of gains included in net income	—	—	—	(0.1)	—	(0.1)
Cash flow hedges:
Net unrealized gains on cash flow hedges	2.5	(1.0)	1.5	—	—	—
Reclassification of gains included in net income	(0.9)	0.3	(0.6)	—	—	—
Available for sale securities:
Net unrealized gains on available for sale securities	1.9	—	1.9	2.8	—	2.8
Reclassification of gains included in net income	—	—	—	(0.8)	—	(0.8)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	7.3	(2.8)	4.5	10.3	(3.9)	6.4
Net actuarial gains and prior service costs	5.3	(2.0)	3.3	10.9	(4.2)	6.7

Total other comprehensive income (loss)	$6.7	$11.1	$17.8	$(71.2)	$(13.9)	$(85.1)

Comprehensive income			719.1			644.1
Less: comprehensive (loss) income attributable to noncontrolling interests			(10.0)			5.8

Comprehensive income attributable to Moody’s			$729.1			$638.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$1,746.1	$1,757.4
Short-term investments	311.8	474.8
Accounts receivable, net of allowances of $26.4 in 2016 and $27.5 in 2015	831.4	802.0
Deferred tax assets, net	—	29.3
Other current assets	127.6	179.6

Total current assets	3,016.9	3,243.1
Property and equipment, net of accumulated depreciation of $581.7 in 2016 and $518.9 in 2015	329.6	306.4
Goodwill	1,040.8	976.3
Intangible assets, net	307.8	299.1
Deferred tax assets, net	169.6	137.7
Other assets	154.6	140.4

Total assets	$5,019.3	$5,103.0

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$450.3	$566.6
Deferred tax liabilities, net	—	16.7
Current portion of long-term debt	299.9	—
Deferred revenue	652.3	635.2

Total current liabilities	1,402.5	1,218.5
Non-current portion of deferred revenue	135.0	132.5
Long-term debt	3,118.2	3,380.6
Deferred tax liabilities, net	107.5	83.8
Unrecognized tax benefits	201.1	203.4
Other liabilities	412.9	417.2

Total liabilities	5,377.2	5,436.0
Contingencies (Note 15)	—	—
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2016 and December 31, 2015, respectively.	3.4	3.4
Capital surplus	450.4	451.3
Retained earnings	7,261.2	6,709.0
Treasury stock, at cost; 151,731,498 and 146,826,744 shares of common stock at September 30, 2016 and December 31, 2015, respectively	(7,973.8)	(7,389.2)
Accumulated other comprehensive loss	(305.7)	(339.5)

Total Moody’s shareholders’ deficit	(564.5)	(565.0)
Noncontrolling interests	206.6	232.0

Total shareholders’ deficit	(357.9)	(333.0)

Total liabilities and shareholders’ deficit	$5,019.3	$5,103.0

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$701.3	$729.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	93.8	84.8
Stock-based compensation expense	72.8	66.5
Deferred income taxes	7.1	19.7
Excess tax benefits from stock-based compensation plans	(32.4)	(44.5)
Legacy Tax Matters	(1.6)	(6.4)
Changes in assets and liabilities:
Accounts receivable	(35.6)	61.0
Other current assets	51.1	4.9
Other assets	10.2	(6.6)
Accounts payable and accrued liabilities	(54.6)	(35.7)
Deferred revenue	31.2	10.6
Unrecognized tax benefits and other non-current tax liabilities	(1.8)	(9.9)
Other liabilities	15.1	19.9

Net cash provided by operating activities	856.6	893.5

Cash flows from investing activities
Capital additions	(84.8)	(65.9)
Purchases of investments	(279.7)	(480.4)
Sales and maturities of investments	438.7	448.6
Acquisitions, net of cash acquired	(79.1)	(4.6)
Settlement of net investment hedges	2.5	20.8

Net cash used in investing activities	(2.4)	(81.5)

Cash flows from financing activities
Issuance of notes	—	552.8
Proceeds from stock-based compensation plans	72.5	72.1
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(44.0)	(59.3)
Cost of treasury shares repurchased	(678.9)	(905.6)
Excess tax benefits from settlement of stock-based compensation plans	32.4	44.5
Payment of dividends	(214.5)	(205.0)
Acquisition of noncontrolling interests	(45.4)	—
Payment of dividends to noncontrolling interests	(4.6)	(4.6)
Contingent consideration paid	—	(1.5)
Debt issuance costs and related fees	(0.1)	(5.9)

Net cash used in financing activities	(882.6)	(512.5)
Effect of exchange rate changes on cash and cash equivalents	17.1	(47.9)

Net (decrease) increase in cash and cash equivalents	(11.3)	251.6
Cash and cash equivalents, beginning of the period	1,757.4	1,219.5

Cash and cash equivalents, end of the period	$1,746.1	$1,471.1

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

In the first quarter of 2016, the Company adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. This ASU requires a company to present debt issuance costs in the balance sheet as a reduction of debt rather than as an asset. The impact to the Company’s balance sheet as of December 31, 2015 and September 30, 2016 relating to the adoption of this ASU is set forth in the table below:

	As reported December 31, 2015	Reclassification	December 31, 2015 As adjusted	As reported September 30, 2016	Reclassification	September 30, 2016 Under previous accounting guidance
Long-term debt	$3,401.0	$(20.4)	$3,380.6	$3,118.2	$18.5	$3,136.7
Other assets	$160.8	$(20.4)	$140.4	$154.6	$18.6	$173.2
Current portion of long-term debt				$299.9	$0.1	$300.0

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation cost	$23.9	$22.1	$72.8	$66.5
Tax benefit	$7.8	$7.2	$23.7	$21.8

During the first nine months of 2016, the Company granted 0.5 million employee stock options, which had a weighted average grant date fair value of $22.98 per share based on the Black-Scholes option-pricing model. The Company also granted 1.2 million shares of restricted stock in the first nine months of 2016, which had a weighted average grant date fair value of $80.90 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $76.66 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2016:

Expected dividend yield	1.83%
Expected stock volatility	32.3%
Risk-free interest rate	1.60%
Expected holding period	6.8 years
Grant date fair value	$22.98

Unrecognized compensation expense at September 30, 2016 was $10.4 million and $129.6 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.3 years and 1.7 years, respectively. Additionally, there was $14.6 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended
	September 30,
Exercise of stock options:	2016	2015
Proceeds from stock option exercises	$67.7	$68.0
Aggregate intrinsic value	$67.8	$64.7
Tax benefit realized upon exercise	$23.1	$23.0
Number of shares exercised	1.4	1.3

	Nine Months Ended
	September 30,
Vesting of restricted stock:	2016	2015
Fair value of shares vested	$92.8	$111.3
Tax benefit realized upon vesting	$29.5	$35.7
Number of shares vested	1.0	1.1

	Nine Months Ended
	September 30,
Vesting of performance-based restricted stock:	2016	2015
Fair value of shares vested	$23.6	$43.1
Tax benefit realized upon vesting	$8.4	$15.6
Number of shares vested	0.2	0.5

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 30.5% and 32.0% for the three months ended September 30, 2016 and 2015, respectively and 31.5% and 31.7% for the nine month periods ended September 30, 2016 and 2015, respectively. The decrease in the ETR compared to the third quarter of 2015 was primarily due to lower taxes on non-US income.

The Company classifies interest related to UTBs in interest income (expense), net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income (expense), net. The Company had an increase in its UTBs of $2.9 million ($2.1 million net of federal tax) during the third quarter of 2016 and an overall decrease in its UTBs during the first nine months of 2016 of $2.3 million (increase of $0.6 million net of federal tax). Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions.

The Company’s U.S. federal income tax returns for the years 2011 and 2012 are under examination and its returns for 2013 through 2015 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 remains open to examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 and 2014 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Nine Months Ended
	September 30,
	2016	2015
Income taxes paid	$242.8	$299.9

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic	191.7	199.4	193.3	201.1
Dilutive effect of shares issuable under stock-based compensation plans	2.6	3.1	2.7	3.4

Diluted	194.3	202.5	196.0	204.5

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.6	0.9	0.8

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2016 and 2015. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation of the awards.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2016
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$38.9	$—	$38.9	$38.9	$—	$—
Certificates of deposit and money market deposit accounts (1)	$798.0	$—	$798.0	$458.1	$311.8	$28.1
Fixed maturity and open ended mutual funds (2)	$27.9	$5.0	$32.9	$—	$—	$32.9

	As of December 31, 2015
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$188.3	$—	$188.3	$188.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,307.3	$—	$1,307.3	$809.4	$474.8	$23.1
Fixed maturity and open ended mutual funds (2)	$28.7	$3.2	$31.9	$—	$—	$31.9

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both September 30, 2016 and December 31, 2015. The remaining contractual maturities for the certificates of deposits classified in other assets are one month to 18 months at September 30, 2016 and one month to 27 months at December 31, 2015. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from two months to 22 months and 11 months to 31 months at September 30, 2016 and December 31, 2015 respectively.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be “available for sale” under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 6. ACQUISITIONS

The GGY business combination described below is accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. The Company has not presented proforma combined results because the impact on previously reported statements of operations would not have been material. Additionally, the near term impact to the Company’s operations and cash flows is not material.

Korea Investor Service (KIS)

In July 2016, a subsidiary of the Company acquired the non-controlling interest of KIS and additional shares of KIS Pricing. The aggregate purchase price was not material and the near term impact to operations and cash flow is not expected to be material. KIS and KIS Pricing are a part of the MIS segment.

Gilliland Gold Young (GGY)

On March 1, 2016, subsidiaries of the Company acquired 100% of GGY, a leading provider of advanced actuarial software for the life insurance industry. The cash payments noted in the table below were funded with cash on hand. The acquisition of GGY will allow MA to provide an industry-leading enterprise risk offering for global life insurers and reinsurers.

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$83.4
Additional consideration paid to sellers in the third quarter 2016(1)	3.1

Total consideration	$86.5

(1)	Represents additional consideration paid to the sellers for amounts withheld at closing pending the completion of certain administrative matters

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$11.7
Property and equipment, net		2.0
Indemnification assets		1.5
Intangible assets:
Trade name (19 year weighted average life)	$3.7
Client relationships (21 year weighted average life)	13.8
Software (7 year weighted average life)	16.6

Total intangible assets (14 year weighted average life)		34.1
Goodwill		59.4
Liabilities		(22.2)

Net assets acquired		$86.5

Current assets in the table above include acquired cash of $7.5 million. Additionally, current assets include accounts receivable of $2.9 million. Goodwill, which has been assigned to the MA segment, is not deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at September 30, 2016.

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

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income recognized in the consolidated statements of operations
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2016	2015	2016	2015
Interest rate swaps	Interest income (expense), net	$2.7	$3.9	$8.8	$11.5

Cross-currency swaps

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The purpose of this cross-currency swap is to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that was not designated as a net investment hedge as more fully discussed below. Under the terms of the swap, the Company will pay the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty will pay the Company interest on the €100 million paid at 1.75% per annum. These interest payments will be settled in March of each year, beginning in 2016, until either the maturity of the cross-currency swap in 2027 or upon early termination at the discretion of the Company. The principal payments on this cross currency swap will be settled in 2027, concurrent with the repayment of the 2015 Senior Notes at maturity or upon early termination at the discretion of the Company. In March 2016, the Company designated these cross-currency swaps as cash flow hedges. Accordingly, changes in fair value subsequent to the date the swaps were designated as cash flow hedges will initially be recognized in OCI. Gains and losses on the swaps initially recognized in OCI will be reclassified to the statement of operations in the period in which changes in the underlying hedged item affects net income. Ineffectiveness, if any, will be recognized in other non-operating (expense) income, net in the Company’s consolidated statement of operations.

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

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, changes in the fair value are recorded in AOCI in the foreign currency translation account. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statement of operations.

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

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2016	2015		2016	2015
FX forwards	$(0.2)	$(0.7)	N/A	$—	$—
Long-term debt	(3.2)	(0.6)	N/A	—	—

Total net investment hedges	$(3.4)	$(1.3)	N/A	$—	$—

	Three Months Ended			Three Months Ended
Derivatives in cash flow hedging relationships	September 30,			September 30,
	2016	2015		2016	2015
Cross currency swap	$3.2	$—	Other non-operating income, net	$0.9	$—

Total	$(0.2)	$(1.3)	Total	$0.9	$—

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015		2016	2015

FX forwards	$(13.4)	$12.7	N/A	$—	$—
Long-term debt	(9.2)	(2.7)	N/A	—	—

Total net investment hedges	$(22.6)	$10.0	N/A	$—	$—

	Nine Months Ended			Nine Months Ended
Derivatives in cash flow hedging relationships	September 30,			September 30,
	2016	2015		2016	2015
Cross currency swap	$1.5	$—	Other non-operating income, net	$0.6	$—

Total	$(21.1)	$10.0	Total	$0.6	$—

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30,	December 31,
	2016	2015
Net investment hedges
FX forwards	$20.9	$34.3
Long-term debt	(4.5)	4.7

Total gains on net investment hedges	$16.4	$39.0

Cash flow hedges
Treasury rate lock	$(1.1)	$(1.1)
Cross currency swap	0.9	—

Total losses on cash flow hedges	(0.2)	(1.1)

Total net gains in AOCI	$16.2	$37.9

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

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30,	December 31,
	2016	2015
Notional amount of currency pair:
Contracts to purchase USD with euros	$263.1	$—
Contracts to sell USD for euros	$298.6	$70.1
Contracts to purchase euros with other foreign currencies	€36.3	€35.5
Contracts to sell euros for other foreign currencies	€—	€1.4
Contracts to sell euros for GBP	€22.7	€23.1

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2016	2015	2016	2015
Foreign exchange forwards	Other non-operating income (expense), net	$(0.7)	$0.6	$(5.9)	$(1.3)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its nonderivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	September 30, 2016	December 31, 2015
Assets:
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	$1.3	$0.1
Derivatives designated as accounting hedges:
Cross-currency swap	Other assets	0.1
FX forwards on net investment in certain foreign subsidiaries	Other current assets	2.5	0.4
Interest rate swaps	Other assets	28.0	12.1

Total assets		$31.9	$12.6

Liabilities:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	$30.0	$1.2
Interest rate swaps	Other liabilities	—	0.3
Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	449.5	434.5
Derivatives not designated as accounting hedges:
Cross-currency swap	Other liabilities	—	7.0
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.6	1.9

Total liabilities		$480.1	$444.9

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2016
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	60.9	—	60.9	60.9	—	60.9
Foreign currency translation adjustments	(5.1)	—	(5.1)	8.7	—	8.7	3.6	—	3.6

Ending balance	$279.3	$—	$279.3	$773.7	$(12.2)	$761.5	$1,053.0	$(12.2)	$1,040.8

	Year ended December 31, 2015
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	3.7	—	3.7	5.0	—	5.0	8.7	—	8.7
Foreign currency translation adjustments	(18.0)	—	(18.0)	(35.5)	—	(35.5)	(53.5)	—	(53.5)

Ending balance	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3

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

Acquired intangible assets and related amortization consisted of:

	September 30,	December 31,
	2016	2015
Customer relationships	$313.9	$298.4
Accumulated amortization	(121.9)	(110.0)

Net customer relationships	192.0	188.4

Trade secrets	30.0	29.7
Accumulated amortization	(25.0)	(23.1)

Net trade secrets	5.0	6.6

Software	91.3	74.7
Accumulated amortization	(55.3)	(47.7)

Net software	36.0	27.0

Trade names	75.3	72.4
Accumulated amortization	(19.0)	(16.2)

Net trade names	56.3	56.2

Other(1)	43.5	44.3
Accumulated amortization	(25.0)	(23.4)

Net other	18.5	20.9

Total acquired intangible assets, net	$307.8	$299.1

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$8.9	$7.6	$25.5	$24.1

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2016 (after September 30)	$8.7
2017	31.9
2018	26.2
2019	23.1
2020	21.4
Thereafter	196.5

Total estimated future amortization	$307.8

NOTE 9. RESTRUCTURING

In September 2016, the Company approved a restructuring plan relating to cost management initiatives in the MIS segment as well as in certain corporate overhead functions. This restructuring plan consists solely of headcount reductions, which when combined with an immaterial restructuring in the first half of 2016, represented approximately 1% of the Company’s workforce. The entire charge for these actions will result in cash outlays that will be paid out over the next twelve months. The cumulative amount of expense incurred from inception through September 30, 2016 for these actions was $12.0 million. Actions under these plans were substantially complete at September 30, 2016.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Restructuring	$8.4	$—	$12.0	$—

Changes to the restructuring liability during the first nine months of 2016 were as follows:

Employee Termination Costs
Severance
Balance at January 1, 2016	$—
Cost incurred and adjustments	12.0
Cash payments	(2.4)

Balance at September 30, 2016	$9.6

As of September 30, 2016, the remaining restructuring liability of $9.6 million relating to severance is expected to be paid out during the years ending December 31, 2016 and 2017. This liability is recorded within accounts payable and accrued liabilities in the Company’s consolidated balance sheet at September 30, 2016.

NOTE 10. FAIR VALUE

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

The table below presents information about items that are carried at fair value at September 30, 2016 and December 31, 2015:

		Fair Value Measurement as of September 30, 2016
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$31.9	$—	$31.9
	Money market mutual funds	38.9	38.9	—
	Fixed maturity and open ended mutual funds (b)	32.9	32.9	—

	Total	$103.7	$71.8	$31.9

Liabilities:
	Derivatives (a)	$30.6	$—	$30.6

	Total	$30.6	$—	$30.6

		Fair Value Measurement as of December 31, 2015
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$12.6	$—	$12.6
	Money market mutual funds	188.3	188.3	—
	Fixed maturity and open ended mutual funds (b)	31.9	31.9	—

	Total	$232.8	$220.2	$12.6

Liabilities:
	Derivatives (a)	$10.4	$—	$10.4

	Total	$10.4	$—	$10.4

(a)	Represents FX forwards, interest rate swaps and cross-currency swaps as more fully described in Note 7 to the financial statements.
(b)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds.

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

Money market mutual funds:

The money market mutual funds represent publicly traded funds with a stable $1 net asset value.

NOTE 11. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30,	December 31,
	2016	2015
Other current assets:
Prepaid taxes	$46.1	$83.3
Prepaid expenses	57.0	66.9
Other	24.5	29.4

Total other current assets	$127.6	$179.6

	September 30,	December 31,
	2016	2015
Other assets:
Investments in joint ventures	$18.6	$28.7
Deposits for real-estate leases	11.4	11.4
Indemnification assets related to acquisitions	20.7	19.2
Mutual funds and fixed deposits	61.0	55.0
Other	42.9	26.1

Total other assets	$154.6	$140.4

	September 30,	December 31,
	2016	2015
Accounts payable and accrued liabilities:
Salaries and benefits	$71.4	$83.0
Incentive compensation	101.4	137.2
Customer credits, advanced payments and advanced billings	27.2	24.6
Self-insurance reserves	21.7	19.7
Dividends	7.1	78.2
Professional service fees	51.2	54.5
Interest accrued on debt	23.1	59.4
Accounts payable	28.0	22.2
Income taxes	7.9	11.5
Restructuring	9.6	—
Pension and other retirement employee benefits	6.4	6.2
Other	95.3	70.1

Total accounts payable and accrued liabilities	$450.3	$566.6

	September 30,	December 31,
	2016	2015
Other liabilities:
Pension and other retirement employee benefits	$256.1	$261.7
Deferred rent-non-current portion	98.9	98.4
Interest accrued on UTPs	33.5	27.9
Legacy and other tax matters	1.2	1.7
Other	23.2	27.5

Total other liabilities	$412.9	$417.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Balance January 1,	$19.7	$21.5
Accruals	9.7	22.2
Payments	(7.7)	(24.0)

Balance	$21.7	$19.7

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
FX gain/(loss)	$4.3	$9.7	$9.1	$(2.5)
Legacy Tax benefit	1.6	6.4	1.6	6.4
Joint venture income	2.3	3.5	7.2	8.8
Other	(1.3)	0.1	(2.4)	1.3

Total	$6.9	$19.7	$15.5	$14.0

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Affected line in the consolidated statement of operations
Gains on cash flow hedges
Cross-currency swap	1.3	0.9	Other non-operating income (expense), net
Income tax effect of item above	(0.4)	(0.3)	Provision for income taxes

Total gains on cash flow hedges	0.9	0.6

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.5)	(4.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.9)	(2.7)	SG&A expense

Total before income taxes	(2.4)	(7.3)

Income tax effect of item above	0.9	2.8	Provision for income taxes

Total pension and other retirement benefits	(1.5)	(4.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.6)	$(3.9)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Affected line in the consolidated statement of operations
Gains on foreign currency translation adjustments
Liquidation of foreign subsidiary	$—	$0.1	Other non-operating income (expense), net

Total gains on foreign translation adjustments	—	0.1

Gains on available for sale securities:
Gains on available for sale securities	0.6	0.8	Other non-operating income (expense), net

Total gains on available for sale securities	0.6	0.8

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2.1)	(6.4)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1.3)	(3.9)	SG&A expense

Total before income taxes	(3.4)	(10.3)

Income tax effect of item above	1.3	3.9	Provision for income taxes

Total pension and other retirement benefits	(2.1)	(6.4)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(1.5)	$(5.5)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	September 30, 2016					September 30, 2015
Gains/(Losses)	Cash Flow Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance June 30,	$(2.5)	$(79.4)	$(239.4)	$4.5	$(316.8)	$(94.4)	$(189.2)	$2.8	$(280.8)
Other comprehensive income/(loss) before reclassifications	3.2	—	9.2	(1.9)	10.5	—	(41.7)	0.7	(41.0)
Amounts reclassified from AOCI	(0.9)	1.5	—	—	0.6	2.1	—	(0.6)	1.5

Other comprehensive income/(loss)	2.3	1.5	9.2	(1.9)	11.1	2.1	(41.7)	0.1	(39.5)

Balance September 30,	$(0.2)	$(77.9)	$(230.2)	$2.6	$(305.7)	$(92.3)	$(230.9)	$2.9	$(320.3)

	Nine Months Ended
	September 30, 2016					September 30, 2015
Gains/(Losses)	Cash Flow Hedges	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$(1.1)	$(85.7)	$(256.0)	$3.3	$(339.5)	$(105.4)	$(130.7)	$0.9	$(235.2)
Other comprehensive income/(loss) before reclassifications	1.5	3.3	25.8	(0.7)	29.9	6.7	(100.1)	2.8	(90.6)
Amounts reclassified from AOCI	(0.6)	4.5	—	—	3.9	6.4	(0.1)	(0.8)	5.5

Other comprehensive income/(loss)	0.9	7.8	25.8	(0.7)	33.8	13.1	(100.2)	2.0	(85.1)

Balance September 30,	$(0.2)	$(77.9)	$(230.2)	$2.6	$(305.7)	$(92.3)	$(230.9)	$2.9	$(320.3)

NOTE 13. PENSION AND OTHER RETIREMENT BENEFITS

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2016	2015	2016	2015
Components of net periodic expense
Service cost	$5.0	$5.5	$0.6	$0.5
Interest cost	4.5	4.2	0.3	0.2
Expected return on plan assets	(4.3)	(3.6)	—	—
Amortization of net actuarial loss from earlier periods	2.5	3.1	0.1	0.1
Amortization of net prior service costs from earlier periods	0.1	0.1	(0.1)	—

Net periodic expense	$7.8	$9.3	$0.9	$0.8

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2016	2015	2016	2015
Components of net periodic expense
Service cost	$15.1	$16.3	$1.7	$1.6
Interest cost	13.6	12.7	0.8	0.7
Expected return on plan assets	(12.8)	(10.8)	—	—
Amortization of net actuarial loss from earlier periods	7.4	9.3	0.1	0.3
Amortization of net prior service costs from earlier periods	0.1	0.5	(0.2)	—

Net periodic expense	$23.4	$28.0	$2.4	$2.6

The Company made a contribution of $22.4 million to its funded pension plan as well as payments of $2.3 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans during the nine months ended September 30, 2016. The Company anticipates making payments of $2.8 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans, respectively, during the remainder of 2016.

NOTE 14. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2016
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.1)	$299.9
5.50% 2010 Senior Notes, due 2020	500.0	20.0	(1.4)	(1.7)	516.9
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.5)	(2.2)	495.3
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.1)	(2.8)	495.1
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	8.0	(0.5)	(1.9)	455.6
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(6.0)	597.3
1.75% 2015 Senior Notes, due 2027	561.9	—	—	(3.9)	558.0

Total debt	$3,411.9	$28.0	$(3.2)	$(18.6)	$3,418.1

Current portion					(299.9)

Total long-term debt					$3,118.2

	December 31, 2015
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.2)	$299.8
5.50% 2010 Senior Notes, due 2020	500.0	9.4	(1.6)	(2.0)	505.8
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.8)	(2.5)	494.7
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.3)	(3.1)	494.6
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	2.3	(0.5)	(2.4)	449.4
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.4	(6.2)	597.2
1.75% 2015 Senior Notes, due 2027	543.1	—	—	(4.0)	539.1

Total long-term debt	$3,393.1	$11.7	$(3.8)	$(20.4)	$3,380.6

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.
(2)	Pursuant to ASU No. 2015-03, unamortized debt issuance costs are presented as a reduction to the carrying value of the notes payable. See Note 1 for additional discussion.

On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2015 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. The Company has not borrowed under this program through September 30, 2016.

At September 30, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2015 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes all contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2016, there were no such cross defaults.

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income	$2.5	$2.8	$8.2	$7.0
Expense on borrowings	(35.6)	(29.8)	(105.6)	(88.8)
Expense on UTPs and other tax related liabilities (1)	(2.5)	0.4	(7.0)	(6.3)
Legacy Tax	0.2	0.7	0.2	0.7
Capitalized	—	0.1	0.4	0.4

Total	$(35.4)	$(25.8)	$(103.8)	$(87.0)

(1)	The three and nine months ended September 30, 2015 include approximately $2 million in interest income on a tax refund.

The following table shows the cash paid for interest:

	Nine Months Ended September 30,
	2016	2015
Interest paid	$129.3	$101.0

The fair value and carrying value of the Company’s debt as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$299.9	$312.9	$299.8	$320.6
2010 Senior Notes	516.9	563.9	505.8	551.2
2012 Senior Notes	495.3	557.8	494.7	530.0
2013 Senior Notes	495.1	568.8	494.6	533.8
2014 Senior Notes (5-Year)	455.6	463.4	449.4	454.3
2014 Senior Notes (30-Year)	597.3	743.7	597.2	617.7
2015 Senior Notes	558.0	600.0	539.1	520.2

Total	$3,418.1	$3,810.5	$3,380.6	$3,527.8

The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 15. CONTINGENCIES

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

Following the global credit crisis of 2008, MIS and other credit rating agencies have been the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with regulatory standards. Moody’s periodically receives and is continuing to address subpoenas and inquiries from various governmental authorities, including the U.S. Department of Justice and state attorneys general, and is responding to such investigations and inquiries.

In a letter dated September 29, 2016, the DOJ stated that it is preparing a civil complaint to be filed against Moody’s and MIS in the U.S. District Court for the District of New Jersey alleging certain violations of the Financial Institutions Reform, Recovery, and Enforcement Act in connection with the ratings MIS assigned to residential mortgage-backed securities and collateralized debt obligations in the period leading up to the 2008 financial crisis. The DOJ also stated that its investigation remains ongoing and may expand to include additional theories. A number of state attorneys general have indicated that they also expect to pursue similar claims under state law, which claims may include additional periods, theories, asset classes or activities. The Company is continuing to respond to the DOJ’s and states’ subpoenas and inquiries.

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

NOTE 16. SEGMENT INFORMATION

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

	Three Months Ended September 30,
	2016				2015
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$637.6	$309.0	$(29.5)	$917.1	$571.6	$290.1	$(26.8)	$834.9
Operating, SG&A	272.8	235.2	(29.5)	478.5	268.1	215.6	(26.8)	456.9

Adjusted Operating Income	364.8	73.8	—	438.6	303.5	74.5	—	378.0

Less:
Restructuring	7.6	0.8	—	8.4	—	—	—	—
Depreciation and amortization	19.1	13.6	—	32.7	16.9	11.4	—	28.3

Operating income	$338.1	$59.4	$—	$397.5	$286.6	$63.1	$—	$349.7

	Nine Months Ended September 30,
	2016				2015
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,836.9	$908.9	$(83.7)	$2,662.1	$1,859.1	$838.7	$(79.2)	$2,618.6
Operating, SG&A	830.1	698.1	(83.7)	1,444.5	836.4	636.3	(79.2)	1,393.5

Adjusted Operating Income	1,006.8	210.8	—	1,217.6	1,022.7	202.4	—	1,225.1

Less:
Restructuring	10.2	1.8	—	12.0	—	—	—	—
Depreciation and amortization	54.8	39.0	—	93.8	48.7	36.1	—	84.8

Operating income	$941.8	$170.0	$—	$1,111.8	$974.0	$166.3	$—	$1,140.3

The cumulative restructuring charges incurred since January 1, 2016 through September 30, 2016 for the MIS and MA reportable segments are $10.2 million and $1.8 million, respectively. The charge in MA reflects cost management initiatives in certain corporate overhead functions of which a portion is allocated to MA based on a revenue-split methodology.

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
MIS:
Corporate finance (CFG)	$299.6	$248.3	$844.7	$866.6
Structured finance (SFG)	104.2	112.5	306.3	335.0
Financial institutions (FIG)	95.8	89.5	280.4	273.7
Public, project and infrastructure finance (PPIF)	105.2	90.6	309.0	291.2

Total ratings revenue	604.8	540.9	1,740.4	1,766.5
MIS Other	7.5	7.2	22.6	23.1

Total external revenue	612.3	548.1	1,763.0	1,789.6

Intersegment royalty	25.3	23.5	73.9	69.5

Total	637.6	571.6	1,836.9	1,859.1

MA:
Research, data and analytics (RD&A)	167.7	157.9	500.9	465.0
Enterprise risk solutions (ERS)	101.5	92.2	288.5	252.5
Professional services (PS)	35.6	36.7	109.7	111.5

Total external revenue	304.8	286.8	899.1	829.0

Intersegment revenue	4.2	3.3	9.8	9.7

Total	309.0	290.1	908.9	838.7

Eliminations	(29.5)	(26.8)	(83.7)	(79.2)

Total MCO	$917.1	$834.9	$2,662.1	$2,618.6

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$545.7	$482.1	$1,571.6	$1,527.8
International:
EMEA	225.9	215.4	665.4	660.4
Asia-Pacific	92.5	85.5	272.0	270.8
Americas	53.0	51.9	153.1	159.6

Total International	371.4	352.8	1,090.5	1,090.8

Total	$917.1	$834.9	$2,662.1	$2,618.6

NOTE 17. RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company intends to adopt the new revenue guidance as of January 1, 2018 and is currently evaluating the application of a transition method and the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on: i) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period; ii) the accounting for certain ERS revenue arrangements where VSOE is not available should result in the acceleration of revenue recognition and iii) the capitalization of certain contract implementation costs for its ERS business which will be expensed as incurred under the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This ASU changes various aspects related to the accounting for share-based payments including: i) accounting for Excess Tax Benefits and shortfalls; ii) the accounting for forfeitures; iii) restrictions on the value of shares retained by an entity to fund the employee’s portion of payroll taxes; and iv) classification of Excess Tax Benefits in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted if all amendments are adopted in the same period. The Company is evaluating the impact of this ASU on its financial statements but currently expects that the most significant effect of this ASU will be the impact on its reported Net Income and Diluted EPS as Excess Tax Benefits and shortfalls will be recorded to the provision for income taxes under this ASU as compared to a charge to capital surplus under current GAAP. The Company intends to adopt this ASU in the first quarter of 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows with the intent to alleviate diversity in practice for classifying various types of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its statements of cash flows.

NOTE 18. SUBSEQUENT EVENT

On October 18, 2016, the Board approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on December 12, 2016 to shareholders of record at the close of business on November 21, 2016.

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

The Company has six primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, FSTC and Copal Amba. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and implementation services. The Copal Amba reporting unit provides outsourced research and analytical services.

The Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. At July 31, 2016, the Company performed the second step of the goodwill impairment test on all reporting units, which resulted in no impairment of goodwill.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2016 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of July 31, 2016, which was the date of the last quantitative goodwill impairment assessment for all reporting units.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$48.9	$—	$—	$—	$—
RD&A	179.9	—	—	—	—
ERS	335.4	—	—	—	—
FSTC	85.4	—	—	(14.4)	(34.6)
Copal Amba	160.3	—	—	—	(6.5)
ICRA	230.9	—	—	—	—

Totals	$1,040.8	$—	$—	$(14.4)	$(41.1)

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of at July 31, 2016, the date of each reporting unit’s last quantitative assessment. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

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

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of July 31, 2016. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

•

Future cash flow assumptions —The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the revenue growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

•

WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 11.5% as of July 31, 2016. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2016 for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during the first nine months of 2016 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable. This determination was made based on continued growth, consistent with operating and strategic plans for the reporting unit where the intangible asset resides.

Reportable Segments

The Company is organized into two reportable segments at September 30, 2016: MIS and MA.

The MIS segment is comprised primarily of all of the Company’s ratings operations consisting of five LOBs – CFG, SFG, FIG, PPIF and MIS Other. The ratings LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB consists of certain non-ratings operations managed by MIS which consists of non-rating revenue from ICRA as well as certain research and fixed income pricing service operations in the Asia-Pacific region.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Executive Summary

•	Moody’s revenue in the three months ended September 30, 2016 totaled $917.1 million, an increase of $82.2 million, or 10%, compared to 2015 and reflected growth in both reportable segments.

•

MIS revenue increased 12% compared to the prior year primarily due to strong growth in rated issuance volumes for high-yield corporate debt and bank loans reflecting opportunistic refinancing and M&A activity in the sector. The increase also reflects strong growth in public finance issuance reflecting a combination of both new issuance as well as higher refunding volumes.

•

MA revenue was 6% higher than the prior year reflecting increases in ERS and RD&A, most notably in the U.S. The ERS revenue growth reflected revenue from the first quarter 2016 acquisition of GGY as well as growth in the credit assessment and stress testing product lines. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data.

•	Total operating expenses increased $34.4 million, or 7%, compared to the third quarter of 2015 primarily reflecting:

•	higher compensation costs of $24.9 million associated with headcount growth, most notably in MA, which included costs from the acquisition of GGY, and annual compensation increases; and

•	a restructuring charge of $8.4 million associated with cost management initiatives in the MIS segment as well as in certain corporate overhead functions.

•

Operating income of $397.5 million in the third quarter of 2016 was up $47.8 million compared to 2015. Operating margin was 43.3% compared to 41.9% in the prior year. Adjusted Operating Income of $438.6 million in the third quarter of 2016 increased $60.6 million compared to 2015. Adjusted Operating Margin was 47.8% compared to 45.3% in the prior year period.

•

The increase in non-operating expense, net, compared to the prior year is primarily due to higher interest expense on borrowings reflecting the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015. Additionally, there were higher FX gains in the prior year.

•	The ETR in the third quarter of 2016 was 150 BPS lower compared to the third quarter of 2015 primarily due to lower taxes on non-U.S. income.

•

Diluted EPS of $1.31 in the third quarter of 2016, which included a $0.03 restructuring charge, increased $0.17 from 2015, which included a $0.03 benefit from a Legacy Tax Matter. Excluding the restructuring charge in 2016 and the benefit from a Legacy Tax Matter in the prior year, non-GAAP diluted EPS of $1.34 in 2016 increased $0.23 reflecting a 10% increase in Net Income coupled with a 4% reduction in diluted weighted average shares outstanding.

Moody’s Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
United States	$545.7	$482.1	13%
International:
EMEA	225.9	215.4	5%
Asia-Pacific	92.5	85.5	8%
Americas	53.0	51.9	2%

Total International	371.4	352.8	5%

Total	917.1	834.9	10%

Expenses:
Operating	253.2	236.1	(7%)
SG&A	225.3	220.8	(2%)
Restructuring	8.4	—	N	M
Depreciation and amortization	32.7	28.3	(16%)

Total	519.6	485.2	(7%)

Operating income	$397.5	$349.7	14%

Adjusted Operating Income (1)	$438.6	$378.0	16%

Interest income (expense), net	$(35.4)	$(25.8)	(37%)
Other non-operating income (expense), net	$6.9	$19.7	(65%)

Non-operating income(expense), net	(28.5)	(6.1)	(367%)

Net income attributable to Moody’s	$255.3	$231.6	10%
Diluted weighted average shares outstanding	194.3	202.5	4%
Diluted EPS attributable to Moody’s common shareholders	$1.31	$1.14	15%
Non-GAAP EPS attributable to Moody’s common shareholders	$1.34	$1.11	21%
Operating margin	43.3%	41.9%
Adjusted Operating Margin(1)	47.8%	45.3%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% Change
	2016	2015
United States	3,417	3,302	3%
International	7,440	6,946	7%

Total	10,857	10,248	6%

Global revenue of $917.1 million in the third quarter of 2016 increased $82.2 million, or 10%, compared to 2015 reflecting growth in both reportable segments.

The $64.2 million increase in MIS revenue is primarily due to strong growth in rated issuance volumes for high-yield corporate debt and bank loans reflecting opportunistic refinancing and M&A activity in the sector. The increase also reflects strong growth in public finance issuance reflecting a combination of both new issuance as well as higher refunding volumes. Additionally, the growth reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases.

The growth in MA reflects increases in ERS and RD&A in the U.S. The growth in ERS reflects revenue from the acquisition of GGY as well as growth in the credit assessment and stress testing product lines. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data.

Transaction revenue accounted for 50% of global MCO revenue in the third quarter of 2016 compared to 46% in the prior year.

U.S. revenue of $545.7 million in the third quarter of 2016 increased $63.6 million compared to the prior year, reflecting growth in both MIS and MA.

Non-U.S. revenue of $371.4 million increased $18.6 million compared to the third quarter of 2015. This increase reflects strong growth in MIS revenue in EMEA and Asia-Pacific partially offset by declines in MA in the EMEA and Asia-Pacific regions.

Operating expenses were $253.2 million in the third quarter of 2016, or 7% higher compared to 2015 and included an increase in compensation costs reflecting higher expenses resulting from the impact of annual compensation increases and increased headcount in MA (including headcount from the acquisition of GGY). The growth in compensation costs also reflects higher incentive compensation reflecting the Company’s strong financial performance in the third quarter of 2016. These increases were partially offset by lower non-compensation costs reflecting cost reduction initiatives in response to challenging business conditions in MIS in the first half of 2016.

SG&A expenses of $225.3 million in the third quarter of 2016 increased $4.5 million from the prior year period reflecting modestly higher compensation costs. The growth in compensation costs was primarily due to higher incentive compensation in the third quarter of 2016 reflecting the Company’s strong financial performance in the previous three months.

The restructuring charge in 2016 is comprised of severance costs relating to cost management initiatives in the MIS segment as well as in certain corporate overhead functions.

Operating income of $397.5 million in the third quarter of 2016 increased $47.8 million compared to 2015, resulting in an operating margin of 43.3%, compared to 41.9% in the prior year. Adjusted Operating Income of $438.6 million in the third quarter of 2016 increased $60.6 million compared to 2015, resulting in an Adjusted Operating Margin of 47.8% compared to 45.3% in the prior year period.

Interest income (expense), net in the third quarter of 2016 was ($35.4) million, a $9.6 million increase in expense compared to 2015 reflecting interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

Other non-operating income (expense), net was $6.9 million in the third quarter of 2016, a $12.8 million decrease in income compared to 2015 reflecting lower FX gains of approximately $5 million compared to the prior year. Additionally, there was a $6.4 million benefit from a Legacy Tax Matter in 2015 compared to a $1.6 million benefit in 2016.

The Company’s ETR was 30.5% in the third quarter of 2016, compared with 32.0% in 2015 with the decrease primarily due to lower taxes on non-U.S. income.

Net Income in the third quarter of 2016 was $255.3 million, or $23.7 million higher than 2015. Diluted EPS, which included a $0.03 restructuring charge, was $1.31 or $0.17 higher compared to 2015 which included a $0.03 benefit related to a Legacy Tax Matter. Excluding the restructuring charge in 2016 and Legacy Tax benefit in 2015, non-GAAP diluted EPS of $1.34 increased $0.23. The increase in diluted EPS reflects a 10% increase in Net Income coupled with a 4% reduction in diluted weighted average shares outstanding. The reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Corporate finance (CFG)	$299.6	$248.3	21%
Structured finance (SFG)	104.2	112.5	(7%)
Financial institutions (FIG)	95.8	89.5	7%
Public, project and infrastructure finance (PPIF)	105.2	90.6	16%

Total ratings revenue	604.8	540.9	12%

MIS Other	7.5	7.2	4%

Total external revenue	612.3	548.1	12%

Intersegment royalty	25.3	23.5	8%

Total	637.6	571.6	12%

Expenses:
Operating and SG&A (external)	268.6	264.8	(1%)
Operating and SG&A (intersegment)	4.2	3.3	(27%)

Adjusted Operating Income	364.8	303.5	20%

Restructuring	7.6	—	N	M
Depreciation and amortization	19.1	16.9	(13%)

Operating income	$338.1	$286.6	18%

Adjusted Operating Margin	57.2%	53.1%
Operating margin	53.0%	50.1%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $612.3 million in the third quarter of 2016 increased 12% compared to 2015. The increase reflects strong growth in rated issuance volumes for high-yield corporate debt and bank loans as well as higher volumes in the U.S. public finance sector. Additionally, the increase over the prior year reflects the impact of changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by challenges in the U.S. securitization markets, most notably in the CLO and CMBS asset classes, as well as lower investment-grade corporate debt revenue in the U.S.

Transaction revenue for MIS was 63% in the third quarter of 2016 compared to 58% in the third quarter of 2015.

In the U.S., revenue was $391.3 million in the third quarter of 2016, an increase of $38.8 million compared to 2015 reflecting growth in bank loan and high-yield corporate debt issuance volumes as well as strong growth in U.S. public finance issuance. Also contributing to the growth were the impacts of changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by continued challenges in the U.S. securitization markets, most notably in the CLO and CMBS asset classes.

Non-U.S. revenue was $221.0 million in the third quarter of 2016, or 13% higher compared to 2015. The increase primarily reflects growth in the EMEA region in speculative-grade corporate debt, bank loan and investment-grade corporate debt revenue coupled with higher banking revenue in Asia-Pacific.

Global CFG revenue of $299.6 million in the third quarter of 2016 increased 21% compared to 2015 primarily due to strong growth in rated issuance volumes for high-yield corporate debt and bank loans in the U.S. and EMEA. This growth was due to favorable market conditions which resulted in opportunistic refinancing and continued M&A activity as well as increased investor demand for high-yield instruments. Also, the growth in high-yield issuance in EMEA reflects the favorable impact of the ECB’s Corporate Sector Purchase Programme. Benefits from changes in the mix of fee type, new fee initiatives and pricing increases also contributed to the revenue growth. These increases were partially offset by a decline in U.S. investment-grade revenue reflecting an unfavorable shift in the mix of fee type in this sector. Transaction revenue represented 70% and 65% of total CFG revenue in the third quarter of 2016 and 2015, respectively. In the U.S., revenue was $200.4 million, or $27.5 million higher than the prior year. Internationally, revenue of $99.2 million increased $23.8 million compared to the prior year.

Global SFG revenue of $104.2 million in the third quarter of 2016 decreased $8.3 million, or 7%, compared to 2015, primarily due to lower U.S. securitization revenue. Revenue in the U.S. of $71.4 million decreased $7.0 million compared to the third quarter of 2015 primarily reflecting smaller deal sizes within structured credit coupled with lower CMBS issuance. The decline in CMBS issuance reflected declining availability of collateral for these instruments as well as uncertainties relating to the forthcoming risk retention regulations for this asset class. These declines were partially offset by higher REIT and RMBS activity. Non-U.S. revenue in the third quarter of 2016 of $32.8 million decreased $1.3 million primarily reflecting declines in RMBS and covered bond activity in EMEA. Transaction revenue was 60% of total SFG revenue in the third quarter of 2016 compared to 62% in the prior year.

Global FIG revenue of $95.8 million in the third quarter of 2016 increased 7% compared to 2015, with substantially all of the growth coming from the banking sector in the Asia-Pacific region reflecting robust cross-border issuance from Chinese banks and asset managers. Additionally, the growth reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by lower U.S. banking-related rated issuance volumes. In the U.S., revenue was $41.5 million, $0.8 million higher compared to 2015. Internationally, revenue was $54.3 million in the third quarter of 2016, or $5.5 million higher compared to 2015. Transaction revenue was 41% of total FIG revenue in the third quarter of 2016 compared to 35% in the same period in 2015.

Global PPIF revenue was $105.2 million in the third quarter of 2016, an increase of $14.6 million, or 16%, compared to 2015. In the U.S., revenue in the third quarter of 2016 was $75.6 million, an increase of $17.2 million compared to 2015, primarily due to strong growth in public finance issuance. This growth reflects opportunistic refunding activity amidst favorable market conditions as well as higher new issuance volumes to fund municipal infrastructure investment needs. Additionally, the growth in the U.S. reflects higher infrastructure finance revenue coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Outside the U.S., PPIF revenue decreased $2.6 million compared to 2015, primarily due to lower public and infrastructure finance revenue in EMEA. Transaction revenue was 63% and 56% of total PPIF revenue in third quarter of 2016 and 2015, respectively.

Operating and SG&A expenses in the third quarter of 2016 increased $3.8 million compared to 2015 primarily due to higher incentive compensation costs reflecting MIS’s strong financial performance in the third quarter of 2016. This was partially offset by lower non-compensation expense reflecting cost reduction initiatives.

The restructuring charge in 2016 relates to cost management initiatives in the MIS segment as well as in certain corporate overhead functions in response to challenging market conditions in the ratings business in the first half of 2016.

Adjusted Operating Income and operating income in the third quarter of 2016, which includes intersegment royalty revenue and intersegment expenses, were $364.8 million and $338.1 million, respectively, up 20% and 18%, respectively, compared to 2015. Adjusted Operating Margin and operating margin were 57.2% and 53.0%, respectively, or 410BPS and 290BPS higher compared to the third quarter of 2015.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Research, data and analytics (RD&A)	$167.7	$157.9	6%
Enterprise risk solutions (ERS)	101.5	92.2	10%
Professional services (PS)	35.6	36.7	(3%)

Total external revenue	304.8	286.8	6%

Intersegment revenue	4.2	3.3	27%

Total MA Revenue	309.0	290.1	7%

Expenses:
Operating and SG&A (external)	209.9	192.1	(9%)
Operating and SG&A (intersegment)	25.3	23.5	(8%)

Adjusted Operating Income	73.8	74.5	(1%)

Restructuring	0.8	—	N	M
Depreciation and amortization	13.6	11.4	(19%)

Operating income	$59.4	$63.1	(6%)

Adjusted Operating Margin	23.9%	25.7%
Operating margin	19.2%	21.8%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $18.0 million, or 6%, compared to the third quarter of 2015 reflecting growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Excluding unfavorable changes in FX translation rates, MA revenue grew 9% compared to the prior year. Recurring revenue comprised 76% and 75% of total MA revenue in the third quarter of 2016 and 2015.

In the U.S., revenue of $154.4 million in the third quarter of 2016 increased $24.8 million, and reflected growth in ERS and RD&A.

Non-U.S. revenue of $150.4 million in the third quarter of 2016 was $6.8 million lower than in 2015 reflecting declines in RD&A and ERS due to unfavorable changes in FX rates.

Global RD&A revenue of $167.7 million, which comprised 55% of total external MA revenue in both the third quarter of 2016 and 2015, increased $9.8 million, or 6%, over the prior year period. Excluding unfavorable changes in FX rates, RD&A revenue grew 9%. This growth, which was most notable in the U.S., reflected strong sales of credit research and licensing of ratings data. In the U.S., revenue of $100.4 million increased 14% over the prior year. Non-U.S. revenue of $67.3 million decreased 4% with the decline due to unfavorable changes in FX rates.

Global ERS revenue in the third quarter of 2016 of $101.5 million increased $9.3 million, or 10%, over 2015. Excluding unfavorable changes in FX rates, ERS revenue grew 14% due to revenue from the first quarter 2016 acquisition of GGY as well as growth in the credit assessment and stress testing product lines. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $41.0 million increased 39% compared to the prior year. Non-U.S. revenue of $60.5 million decreased 3% compared to the prior year with the decline due to unfavorable changes in FX rates.

Global PS revenue of $35.6 million in the third quarter of 2016 decreased $1.1 million compared to 2015 primarily reflecting declines in the outsourced research and analytical services business due to current challenges in the financial services industry. In the U.S., revenue of $13.0 million increased 6% over the prior year. Non-U.S. revenue of $22.6 million decreased 7% compared to the prior year.

Operating and SG&A expenses in the third quarter of 2016 increased $17.8 million compared to 2015. The expense growth is primarily due to an increase in compensation costs reflecting higher headcount to support business growth. Headcount from the acquisition of GGY as well as annual merit increases also contributed to the compensation expense growth.

The restructuring charge in 2016 reflects cost management initiatives in certain corporate overhead functions of which a portion is allocated to MA based on a revenue-split methodology.

Adjusted Operating Income was $73.8 million in the third quarter of 2016 and decreased $0.7 million compared to the same period in 2015. Operating income of $59.4 million in the third quarter of 2016 was $3.7 million lower compared to the same period in 2015. Adjusted Operating Margin for the third quarter of 2016 was 23.9%, compared to 25.7% in 2015. Operating margin was 19.2% compared to 21.8% in the prior year. Operating margin and Adjusted Operating Margin in 2016 were suppressed due to a larger proportion of overhead costs allocated to MA under the Company’s revenue- split methodology. Adjusted Operating Income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Executive Summary

•

Moody’s revenue in the first nine months of 2016 totaled $2,662.1 million, an increase of $43.5 million, or 2%, compared to 2015 reflecting good growth in MA revenue partially offset by modest declines in MIS.

•

MIS revenue decreased 1% compared to the prior year reflecting challenges in the first half of 2016 in the high-yield and investment-grade corporate debt sectors due to elevated credit spreads and market volatility at the time. Additionally, the decrease reflected lower 2016 securitization activity in the U.S., most notably in the U.S. CLO and CMBS asset classes which reflected the aforementioned elevated credit spreads and market volatility as well as uncertainty relating to the implementation of certain regulatory requirements for these asset classes. The aforementioned declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases. The decline in the first nine months of 2016 was also partially offset by robust rated issuance volumes for high-yield corporate debt and bank loans as well as for public finance related activity in the third quarter of 2016 reflecting both opportunistic refinancing and new issuance activity.

•

MA revenue was 8% higher than the prior year reflecting increases in ERS and RD&A, most notably in the U.S. Revenue grew in all product areas of ERS and included revenue from the acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data as well as growth in SAV and ECCA.

•	Total operating expenses increased $72.0 million, or 5%, reflecting:

•

higher compensation costs of $58.7 million associated with headcount growth in MA (including costs from the acquisition of GGY) and annual compensation increases partially offset by cost reduction initiatives in response to the challenging business conditions in MIS in the first half of 2016;

•	a restructuring charge of $12.0 million associated with cost management initiatives in the MIS segment as well as in certain corporate overhead functions;

•

Operating income of $1,111.8 million in the first nine months of 2016 was down $28.5 million compared to 2015 and resulted in an operating margin of 41.8% compared to 43.5% in the prior year. Adjusted Operating Income of $1,217.6 million in the first nine months of 2016 decreased $7.5 million compared to 2015, resulting in an Adjusted Operating Margin of 45.7% compared to 46.8% in the prior year.

•	The ETR in the first nine months of 2016 was 20 BPS lower than the prior year primarily due to lower taxes on non-U.S. income.

•

The change in non-operating income (expense) net, compared to the prior year is primarily due to higher interest expense reflecting the 2015 Senior Notes issued in March 2015 and the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015. Additionally, there was a $6.4 million Legacy tax benefit in 2015 compared to a $1.6 million benefit in 2016. Partially offsetting this change were FX gains of approximately $9 million in 2016 compared to FX losses of approximately $3 million in the prior year.

•

Diluted EPS of $3.55 in the first nine months of 2016 was flat compared to 2015 as lower Net Income was offset by a 4% reduction in diluted weighted average shares outstanding. Excluding the $0.04 restructuring charge in 2016 and the $0.03 benefit from a Legacy Tax Matter in the prior year, non-GAAP EPS of $3.59 in 2016 increased $0.08.

Moody’s Corporation

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
United States	$1,571.6	$1,527.8	3%

International:
EMEA	665.4	660.4	1%
Asia-Pacific	272.0	270.8	—
Americas	153.1	159.6	(4%)

Total International	1,090.5	1,090.8	—

Total	2,662.1	2,618.6	2%

Expenses:
Operating	761.3	724.4	(5%)
SG&A	683.2	669.1	(2%)
Restructuring	12.0	—	NM
Depreciation and amortization	93.8	84.8	(11%)

Total	1,550.3	1,478.3	(5%)

Operating income	$1,111.8	$1,140.3	(2%)

Adjusted Operating Income (1)	$1,217.6	$1,225.1	(1%)

Interest income (expense), net	$(103.8)	$(87.0)	(19%)
Other non-operating income (expense), net	$15.5	$14.0	11%

Non-operating income (expense), net	$(88.3)	$(73.0)	(21%)

Net income attributable to Moody’s	$695.2	$723.4	(4%)
Diluted weighted average shares outstanding	196.0	204.5	4%
Diluted EPS attributable to Moody’s common shareholders	$3.55	$3.54	—
Non-GAAP EPS attributable to Moody’s common shareholders	$3.59	$3.51	2%
Operating margin	41.8%	43.5%
Adjusted Operating Margin(1)	45.7%	46.8%

(1)

Adjusted Operating Income and Adjusted Operating Margin are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $2,662.1 million in the first nine months of 2016 increased $43.5 million, or 2%, compared to 2015 and reflected good growth in MA revenue, which included revenue from the first quarter 2016 acquisition of GGY, partially offset by a modest decline in MIS revenue.

The $26.6 million decrease in MIS revenue reflects challenges early in 2016 in the speculative-grade corporate debt sector due to elevated credit spreads and market volatility at the time as well as unfavorable issuance mix in investment-grade corporate debt. Additionally, the decrease reflects lower securitization activity in the U.S. in the first nine months of 2016, primarily in the U.S. CLO and CMBS asset classes which was due to the aforementioned elevated credit spreads and market volatility as well as uncertainty relating to the implementation of certain risk retention regulatory requirements. These declines were mostly offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with robust issuance in the third quarter of 2016 for high-yield corporate debt and bank loans as well as in public finance.

The $70.1 million growth in MA reflects increases in ERS and RD&A, most notably in the U.S. Revenue grew in all product areas of ERS and included revenue from the 2016 acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research, subscriptions and licensing of ratings data as well as growth in the SAV and ECCA businesses.

Transaction revenue accounted for 48% of global MCO revenue in the first nine months of 2016 compared to 50% in the prior year.

U.S. revenue of $1,571.6 million in the first nine months of 2016 increased $43.8 million from the prior year, reflecting strong growth in MA partially offset by a modest decline in MIS.

Non-U.S. revenue of $1,090.5 million was flat compared to the first nine months of 2015 due to declines in MIS across all regions being offset by growth in MA across all regions.

Operating expenses were $761.3 million in the first nine months of 2016, up $36.9 million compared to 2015 and included an increase in compensation costs of approximately $49 million. This increase reflects higher salaries and employee benefit expenses resulting from the impact of annual compensation increases and increased headcount, most notably in MA which includes headcount from the acquisition of GGY. These increases were partially offset by an approximate $13 million decrease in non-compensation expenses reflecting cost reduction initiatives in response to challenging business conditions in MIS earlier in the year.

SG&A expenses of $683.2 million in the first nine months of 2016 grew $14.1 million from the prior year period reflecting increased compensation costs primarily due to annual compensation increases and headcount growth in MA which included headcount from the GGY acquisition. Additionally, there was an increase in non-compensation expenses reflecting higher rent and occupancy costs and legal expenses being partially offset by the impact of cost reduction initiatives in response to challenging business conditions in MIS earlier in the year.

The restructuring charge of $12.0 million relates to cost management initiatives in 2016 in the MIS segment as well as in certain corporate overhead functions.

Operating income of $1,111.8 million decreased $28.5 million from the first nine months of 2015. Adjusted Operating Income was $1,217.6 million in the first nine months of 2016, a decrease of $7.5 million compared to 2015. Operating margin of 41.8% decreased 170 BPS compared to the first nine months of prior year. Adjusted Operating Margin of 45.7% decreased 110 BPS compared to the prior year.

Interest income (expense), net in the first nine months of 2016 was ($103.8) million, a $16.8 million increase in expense compared to 2015 reflecting interest on the 2015 Senior Notes which were issued in March 2015 as well as interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

Other non-operating income (expense), net was $15.5 million in the first nine months of 2016, a $1.5 million increase in income compared to 2015 reflecting approximately $9 million in FX gains compared to approximately $3 million in FX losses in the prior year. The gains in 2016 are primarily due to the strengthening of the euro to the British pound over the previous nine months. This increase in income was partially offset by a $6.4 million benefit from a Legacy Tax Matter in 2015 compared to a $1.6 million benefit in 2016.

The Company’s ETR was 31.5% in the first nine months of 2016, compared with 31.7% in 2015 with the decrease reflecting lower taxes on non-U.S. income.

Net Income in the first nine months of 2016 was $695.2 million, $28.2 million lower than prior year. EPS of $3.55 per diluted share in 2016 was flat compared to the prior year as lower Net Income was offset by a 4% reduction in diluted weighted average shares outstanding. Excluding the restructuring charge in 2016 and the benefit from a Legacy Tax Matter in the prior year, non-GAAP EPS of $3.59 in 2016 increased $0.08. The reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Corporate finance (CFG)	$844.7	$866.6	(3%)
Structured finance (SFG)	306.3	335.0	(9%)
Financial institutions (FIG)	280.4	273.7	2%
Public, project and infrastructure finance (PPIF)	309.0	291.2	6%

Total ratings revenue	1,740.4	1,766.5	(1%)

MIS Other	22.6	23.1	(2%)

Total external revenue	1,763.0	1,789.6	(1%)

Intersegment royalty	73.9	69.5	6%

Total	1,836.9	1,859.1	(1%)

Expenses:
Operating and SG&A (external)	820.3	826.7	1%
Operating and SG&A (intersegment)	9.8	9.7	(1%)

Adjusted Operating Income	1,006.8	1,022.7	(2%)

Restructuring	10.2	—	NM
Depreciation and amortization	54.8	48.7	(13%)

Operating income	$941.8	$974.0	(3%)

Adjusted Operating Margin	54.8%	55.0%
Operating margin	51.3%	52.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,763.0 million in the first nine months of 2016 was down 1% compared to 2015 reflecting challenges in the first half of 2016 in the speculative-grade corporate debt sector due to elevated credit spreads and market volatility at the time coupled with an unfavorable shift in issuance mix for investment-grade corporate debt. Additionally, the decrease reflected lower securitization activity in the U.S. in the first nine months of 2016, primarily in the U.S. CLO and CMBS asset classes, which reflected the aforementioned elevated credit spreads and market volatility as well as uncertainty relating to the implementation of certain risk retention regulatory requirements for these asset classes. These declines were partially offset by the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases as well as robust rated issuance volumes for high-yield corporate debt and bank loans in the third quarter of 2016 as capital market volatility and elevated credit spreads that hindered issuance in the first half of 2016 subsided. The declines also were partially offset by strong growth in U.S. public finance issuance in the third quarter of 2016.

Transaction revenue for MIS was 60% in the first nine months of 2016 compared to 62% in the first nine months of 2015.

In the U.S., revenue was $1,126.3 million in the first nine months of 2016, a decrease of $9.7 million compared to 2015 and reflected lower rated issuance volumes for high-yield corporate debt in the first half of 2016. Additionally, there were declines in securitization activity within the CLO and CMBS asset classes within SFG. The declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases. The decrease compared to the prior year was also partially offset by the aforementioned growth in rated issuance volumes for high-yield corporate debt and bank loans as well as strong public finance issuance in the third quarter of 2016.

Non-U.S. revenue was $636.7 million in the first nine months of 2016, a decrease of $16.9 million compared to 2015 primarily reflecting lower revenue in the first half of 2016 from rating investment-grade and high-yield corporate debt across all regions. These declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These declines compared to the prior year were also partially offset by growth in non-U.S. high-yield corporate debt and bank loans as well as investment-grade corporate debt in the third quarter of 2016. This growth in the third quarter reflected improved market sentiment following volatility in the first half of 2016 as well as the CSPP providing a ballast to corporate debt issuance in the EMEA region.

Global CFG revenue of $844.7 million in the first nine months of 2016 was down 3% compared to 2015. The decline reflects lower rated issuance volumes in the first half of 2016 for speculative-grade corporate debt across all regions due to elevated credit spreads and capital market volatility at the time. Also, there was lower investment-grade corporate debt revenue across all regions reflecting the aforementioned elevated credit spreads and market volatility early in 2016. These declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases. The decline compared to the prior year was also partially offset by robust rated issuance volumes for high-yield corporate debt and bank loans in the U.S. and EMEA in the third quarter of 2016 as capital market volatility and elevated credit spreads that hindered issuance in the first half of 2016 subsided. Furthermore, the increase in high-yield rated issuance volumes in EMEA in the third quarter of 2016 reflects additional liquidity in the region resulting from the ECB sponsored CSPP. Transaction revenue represented 68% and 70% of total CFG revenue in the first nine months of 2016 and 2015, respectively. In the U.S., revenue was $580.9 million, or flat compared to than the prior year. Internationally, revenue of $263.8 million decreased $21.4 million compared to the prior year.

Global SFG revenue of $306.3 million in the first nine months of 2016 decreased $28.7 million, or 9%, compared to 2015. In the U.S., revenue of $204.3 million decreased $32.0 million compared to 2015. This decrease primarily reflected lower CLO formation, most notably in the first half of 2016, due to elevated credit spreads and declining availability of collateral for these instruments earlier in the year. Additionally, the decrease reflected lower securitization activity in the CMBS asset class reflecting higher average credit spreads over the course of 2016, particularly in the first quarter, as well as uncertainties relating to the implementation of certain risk retention regulatory requirements for this asset class. Non-U.S. revenue in the first nine months of 2016 of $102.0 million increased $3.3 million compared to the prior year primarily reflecting an increase in RMBS and ABS activity in EMEA. Transaction revenue was 59% of total SFG revenue in the first nine months of 2016 compared to 63% in the prior year.

Global FIG revenue of $280.4 million in the first nine months of 2016 increased 2% compared to 2015. In the U.S., revenue was $122.5 million, up modestly compared to 2015 primarily reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher M&A related issuance volumes in the insurance sector. These increases were partially offset by reduced banking-related issuance volumes due to market volatility in the first half of 2016. Internationally, revenue was $157.9 million in the first nine months of 2016, also up modestly compared to 2015 primarily due to benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with growth in the Asia-Pacific region reflecting higher cross-border issuance from Chinese banks and asset managers. Transaction revenue was 38% of total FIG revenue in the first nine months of 2016 compared to 37% in the same period in 2015.

Global PPIF revenue was $309.0 million in the first nine months of 2016 and increased $17.8 million, or 6%, compared to 2015. In the U.S., revenue of $211.7 million increased $20.3 million compared to 2015 primarily due to strong growth in public finance issuance in the third quarter of 2016. This growth reflects opportunistic refunding activity amidst favorable market conditions as well as higher new issuance volumes to fund municipal infrastructure investment needs. Additionally, the growth in the U.S. reflects higher infrastructure finance revenue coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Outside the U.S., PPIF revenue decreased 3% compared to 2015 reflecting lower infrastructure finance revenue in EMEA coupled with lower project finance revenue in Asia-Pacific and the Americas regions. These declines were partially offset by higher infrastructure finance revenue in the Americas region. Transaction revenue was 63% and 61% of total PPIF revenue in first nine months of 2016 and 2015, respectively.

Operating and SG&A expenses in the first nine months of 2016 decreased $6.4 million compared to 2015 primarily reflecting lower non-compensation expenses due to overall cost control initiatives. Compensation expenses were up slightly compared to the prior year reflecting annual salary increases and modest headcount growth in the ratings LOBs. These increases in compensation expense were partially offset by reduced incentive compensation costs reflecting lower projected achievement against full-year targeted results compared to the prior year.

The restructuring charge in 2016 relates to cost management initiatives in the MIS segment as well as in certain corporate overhead functions.

The increase in D&A compared to the prior year reflects capital expenditures related to investments in the Company’s IT and operational infrastructure.

Adjusted Operating Income and operating income in the first nine months of 2016, which includes intersegment royalty revenue and intersegment expenses, were $1,006.8 million and $941.8 million, respectively, and decreased $15.9 million and $32.2 million, respectively, compared to 2015. Adjusted Operating Margin and operating margin were 54.8% and 51.3%, respectively, compared to 55.0% and 52.4%, in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable
	2016	2015	(Unfavorable)
Revenue:
Research, data and analytics (RD&A)	$500.9	$465.0	8%
Enterprise risk solutions (ERS)	288.5	252.5	14%
Professional services (PS)	109.7	111.5	(2%)

Total external revenue	899.1	829.0	8%

Intersegment revenue	9.8	9.7	1%

Total MA Revenue	908.9	838.7	8%

Expenses:
Operating and SG&A (external)	624.2	566.8	(10%)
Operating and SG&A (intersegment)	73.9	69.5	(6%)

Adjusted Operating Income	210.8	202.4	4%

Restructuring	1.8	—	N	M
Depreciation and amortization	39.0	36.1	(8%)

Operating income	$170.0	$166.3	2%

Adjusted Operating Margin	23.2%	24.1%
Operating margin	18.7%	19.8%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $70.1 million in the first nine months of 2016, or 8%, compared to the first nine months of 2015. Excluding unfavorable changes in FX rates, MA revenue grew 11% compared to the prior year and reflected growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Recurring revenue comprised 76% in both the first nine months of 2016 and 2015.

In the U.S., revenue of $445.3 million in the first nine months of 2016 increased $53.5 million, and reflected growth in ERS and RD&A.

Non-U.S. revenue of $453.8 million in the first nine months of 2016 was $16.6 million higher than in 2015 reflecting growth in RD&A and ERS partially offset by unfavorable changes in FX rates.

Global RD&A revenue of $500.9 million, which comprised 56% of total external MA revenue in both the first nine months of 2016 and 2015, increased $35.9 million, or 8%, over the prior year period. Excluding unfavorable changes in FX rates, RD&A revenue increased 10% over the prior year. The growth reflected strength in credit research subscriptions and licensing of ratings data as well as higher revenue within SAV and ECCA. In the U.S., revenue of $292.9 million increased 12% over the prior year. Non-U.S. revenue of $208.0 million increased 2%.

Global ERS revenue in the first nine months of 2016 of $288.5 million increased $36.0 million, or 14%, over 2015. Excluding unfavorable changes in FX rates, ERS revenue grew 17% reflecting increases across all product offerings and included revenue from the acquisition of GGY in March of 2016. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $114.1 million increased 24% compared to the prior year. Non-U.S. revenue of $174.4 million increased 8%.

Global PS revenue of $109.7 million in the first nine months of 2016 declined modestly compared to 2015. Excluding unfavorable changes in FX rates, PS revenue was flat compared to the prior year. In the U.S., revenue of $38.3 million was flat compared to 2015. Non-U.S. revenue of $71.4 million was also flat compared to the prior year.

Operating and SG&A expenses in the first nine months of 2016 increased $57.4 million compared to 2015. The expense growth resulted from an increase in compensation costs primarily due to higher headcount to support business growth as well as headcount from the acquisition of GGY and annual merit increases.

Adjusted Operating Income was $210.8 million in the first nine months of 2016 and increased $8.4 million compared to 2015. Operating income of $170.0 million in the first nine months of 2016 increased $3.7 million compared to 2015. Adjusted Operating Margin for the first nine months of 2016 was 23.2% compared to 24.1% in 2015. Operating margin was 18.7% in the first nine months of 2016 compared to 19.8% in the prior year. Operating margin and Adjusted Operating Margin in 2016 were suppressed due to a larger proportion of overhead costs allocated to MA under the Company’s revenue split methodology. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2016	2015
Net cash provided by operating activities	$856.6	$893.5	$(36.9)
Net cash used in investing activities	$(2.4)	$(81.5)	$79.1
Net cash used in financing activities	$(882.6)	$(512.5)	$(370.1)
Free Cash Flow*	$771.8	$827.6	$(55.8)

*	Free Cash Flow is a non-GAAP financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure. Free Cash Flow declined from 2015 due to lower net income coupled with higher capital expenditures.

Net cash provided by operating activities

Net cash flows from operating activities decreased $36.9 million compared to the prior year primarily due to:

•	A decrease in net income of $27.9 million;

•	a $96.6 million decrease from changes in accounts receivable primarily reflecting growth in accounts receivable in 2016 compared to a decrease in accounts receivable in 2015;

Partially offset by:

•	an approximate $42 million increase relating to the timing of tax payments;

•

an approximate $27 million increase relating to higher incentive compensation payouts in 2015 compared to 2016 which reflected lower achievement against full-year targeted results in 2015 compared to 2014; and

•	an approximate $21 million increase relating to higher deferred revenue reflecting overall business growth.

Net cash used in investing activities

The $79.1 million decrease in cash used in investing activities is primarily due to:

•	lower net maturities of short-term investments of $190.8 million;

Partially offset by:

•	cash paid, net of cash acquired, of approximately $79 million to acquire GGY;

•	$18.3 million less cash received upon maturity of FX forward contracts designated as net investment hedges; and

•	higher capital expenditures of approximately $19 million reflecting investment in the Company’s IT and operational infrastructure.

Net cash used in financing activities

The $370.1 million increase in cash used in financing activities was attributed to:

•	net proceeds of $552.8 million in 2015 reflecting the issuance of the 2015 Senior Notes;

Partially offset by:

•	treasury shares repurchased of $678.9 million in the first nine months of 2016 compared to $905.6 million repurchased in the prior year period.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.1 billion at September 30, 2016 consisted of approximately $1.7 billion located outside of the U.S. Approximately 28% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided for deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At September 30, 2016, Moody’s had $3.4 billion of outstanding debt and $1.0 billion of additional capacity available under the Company’s CP program which is backstopped by the 2015 Facility as more fully discussed in Note 14 to the condensed consolidated financial statements. There were no borrowings outstanding under the CP program or 2015 Facility at September 30, 2016. At September 30, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At September 30, 2016, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	Series 2007-1(2) Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	Total
2016 (after September 30,)	$—	$—	$—	$—	$—	$—	$—	$—
2017	300.0	—	—	—	—	—	—	300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	500.0	—	600.0	561.9	2,161.9

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$561.9	$3,411.9

(1)	Based on end of quarter FX rates
(2)	Matures in September of 2017 and accordingly is recorded in current liabilities.

Other Material Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements for the next twelve months. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and ability to manage working capital requirements. Future cash requirements may be affected by developments with respect to existing contingencies. See Item 1 “Financial Statements”, Note 15 “Contingencies” of this Form 10-Q. The Company may also borrow from various sources.

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In October 2016, the Board of Directors of the Company declared a quarterly dividend of $0.37 per share of Moody’s common stock, payable on December 12, 2016 to shareholders of record at the close of business on November 21, 2016. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority that has a remaining repurchase authority of approximately $787 million at September 30, 2016. Full-year 2016 total share repurchases are expected to be approximately $750 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England with an initial term of 17.5-years and a total of 15 years of renewal options. The total remaining lease payments as of September 30, 2016 are approximately £84 million, of which approximately £8 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. The total remaining lease payments are approximately $394 million, of which approximately $32 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

Off-Balance Sheet Arrangements

At September 30, 2016, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2016:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$4,851.1	$431.3	$676.1	$695.7	$3,048.0
Operating lease obligations	762.5	93.4	167.6	139.6	361.9
Capital lease obligations	0.9	0.5	0.4	—	—
Purchase obligations	143.9	64.5	54.0	25.4	—
Pension obligations(2)	160.8	28.1	44.5	17.3	70.9

Total(3)	$5,919.2	$617.8	$942.6	$878.0	$3,480.8

(1)

Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 14 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 13 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $201.1 million relating to UTPs since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 18, 2016, the Board approved the declaration of a quarterly dividend of $0.37 per share of Moody’s common stock, payable on December 12, 2016 to shareholders of record at the close of business on November 21, 2016.

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

Constant Currency Measures:

The Company presents certain revenue growth on a constant currency basis because management deems this metric to be a useful measure of assessing the operations of the Company in times of foreign exchange rate volatility. Constant currency measures exclude the impact of changes in foreign exchange rates on operating results. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average foreign exchange translation rates and current year as reported results. Growth rates on a constant currency basis are determined based on the difference between current period revenue translated using prior period comparative weighted average exchange rates and prior period as reported results divided by prior as reported results. Below is a reconciliation of certain of the Company’s reported revenue changes to the changes on a constant currency basis:

	Three Months Ended September 30, 2016
	RD&A	ERS	Total MA
	Revenue	Revenue	Revenue
	%	%	%
Reported change	6%	10%	6%
FX impact	3%	4%	3%

Constant currency change	9%	14%	9%

	Nine Months Ended September 30, 2016
	RD&A	ERS	PS	Total MA
	Revenue	Revenue	Revenue	Revenue
	%	%	%	%
Reported change	8%	14%	(2%)	8%
FX impact	3%	3%	2%	3%

Constant currency change	11%	17%	—	11%

Adjusted Operating Income and Adjusted Operating Margin:

The table below reflects a reconciliation of the Company’s operating income to Adjusted Operating Income. The Company defines Adjusted Operating Income as operating income excluding depreciation and amortization and restructuring charges. The Company utilizes Adjusted Operating Income because management deems this metric to be a useful measure for assessing the operating performance of Moody’s, measuring the Company’s ability to service debt, fund capital expenditures, and expand its business. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. Adjusted Operating Income also excludes restructuring charges as the frequency and magnitude of these charges may vary widely across periods and companies. Management believes that the exclusion of these items, detailed in the reconciliation below, allows for a more meaningful comparison of the Company’s results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income	$397.5	$349.7	$1,111.8	$1,140.3
Adjustments:
Restructuring	8.4	—	12.0	—
Depreciation and amortization	32.7	28.3	93.8	84.8

Adjusted Operating Income	$438.6	$378.0	$1,217.6	$1,225.1

Operating Margin	43.3%	41.9%	41.8%	43.5%
Adjusted Operating Margin	47.8%	45.3%	45.7%	46.8%

Non-GAAP Diluted EPS

The Company presents this non-GAAP measure to exclude restructuring charges in 2016 and a Legacy Tax benefit in the third quarter of 2015 to allow for a more meaningful comparison of Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted EPS - GAAP	$1.31	$1.14	$3.55	$3.54
Legacy Tax	—	(0.03)	—	(0.03)
Restructuring	0.03	—	0.04	—

Diluted EPS - Non-GAAP	$1.34	$1.11	$3.59	$3.51

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

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by operating activities	$856.6	$893.5
Capital additions	(84.8)	(65.9)

Free cash flow	$771.8	$827.6

Net cash used in investing activities	$(2.4)	$(81.5)
Net cash used in financing activities	$(882.6)	$(512.5)

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, see Item 1 - “Financial Statements”, Note 17 “Recently Issued Accounting Standards.”

Contingencies

Legal proceedings in which the company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - “Financial Statements”, Note 15 “Contingencies.”

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. CRA3 also requires that ESMA and the European Commission produce several reports on the industry’s structure and the use of ratings. In October 2015, ESMA published its reports, wherein it acknowledged the impact of regulation on the industry, and stated that it will continue to monitor the industry structure over the next three to five years. On October 19, 2016, the Commission published its analysis, reaching a conclusion similar to ESMA’s that no new legislation is needed for the industry at this time, but that it will continue to monitor the credit rating market and analyze approaches that may strengthen existing regulation.

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

For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 15 “Contingencies” in this Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2016

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	723,660	$97.09	720,761	$909.8 million
August 1 - 31	576,647	$104.69	572,909	$849.8 million
September 1 - 30	581,160	$108.66	579,574	$786.8 million

Total	1,881,467	$103.00	1,873,244

(1)	Includes surrender to the Company of 2,899, 3,738 and 1,586 shares of common stock in July, August and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the third quarter of 2016, Moody’s issued 0.8 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10.1*	Fourth Amendment to the Moody’s Corporation Career Transition Plan

10.2	Form of Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K, file number 1-14037, filed August 3, 2016).

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/S/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: October 24, 2016

	By:	/S/ MICHAEL CRIMMINS
Michael Crimmins
Senior Vice President and Corporate Controller (principal accounting officer)