Form 10-K
period 2016-12-31
MOODYS CORP /DE/
filed 2017-02-24
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the Registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2).

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2016 (based upon its closing transaction price on the Composite Tape on such date) was approximately $17.9 billion.

As of January 31, 2017, 190.8 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 25, 2017, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*	Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2016 10K

MOODY’S CORPORATION

2	MOODY’S 2016 10K

Exhibits filed Herewith
10.16	Form of Employee Non-Qualified Stock Option Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.
10.17	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.
10.18	Form of Restricted Stock Unit Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.
10.33	Moody’s Corporation Career Transition Plan
12	Statement of Computation of Ratios of Earnings to Fixed Charges
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2016 10K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Operating Income	Operating income excluding restructuring, depreciation and amortization, goodwill impairment charges and a Settlement Charge

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Amba	Amba Investment Services; a provider of investment research and quantitative analytics for global financial institutions; a majority owned subsidiary of the Company acquired 100% of Amba in December 2013

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ (deficit) equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel II	Capital adequacy framework published in June 2004 by the Basel Committee on Banking Supervision

Basel III	A new global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage.

BlackBox	BlackBox Logic; a leading provider of Residential Mortgage-Backed securities loan level data. The Company acquired the customer base and products of BlackBox Logic in December 2015

Board	The board of directors of the Company

BPS	Basis points

Canary Wharf Lease	Operating lease agreement entered into on February 6, 2008 for office space in London, England, occupied by the Company in the second half of 2009

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of research and analytical services to institutional investors

Copal Amba	Operating segment (rebranded as MAKS in 2016) created in January 2014 that consists of all operations from Copal and Amba. Part of the PS LOB within the MA reportable segment. Also a reporting unit.

Council	Council of the European Union

CP	Commercial paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue.

4	MOODY’S 2016 10K

TERM	DEFINITION

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

CSI	CSI Global Education, Inc.; an acquisition completed in November 2010; part of the PS LOB and FSTC reporting unit within the MA segment; a provider of financial learning, credentials, and certification services primarily in Canada

CSPP	Corporate Sector Purchase Programme; quantitative easing program implemented by the ECB. This program allows the central bank to purchase bonds issued by European companies, as well as provide access to the secondary bond market in which existing corporate bonds trade

D&A	Depreciation and amortization

DBPPs	Defined benefit pension plans

DBRS	Dominion Bond Rating Service

DCF	Discounted cash flow; a fair value calculation methodology whereby future projected cash flows are discounted back to their present value

Debt/EBITDA	Ratio of Total Debt to EBITDA

Directors’ Plan	The 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan

Distribution Date	September 30, 2000; the date which Old D&B separated into two publicly traded companies – Moody’s Corporation and New D&B

EBITDA	Earnings before interest, taxes, depreciation and amortization

DOJ	U.S. Department of Justice

ECB	European Central Bank

ECCA	Economics and Consumer Credit Analytics; a business within the RD&A LOB which provides economic and consumer credit trend analytics

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

Equilibrium	A leading provider of credit rating and research services in Peru and Panama; acquired by Moody’s in May 2015

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ESP	Estimated Selling Price; estimate of selling price, as defined in the ASC, at which the vendor would transact if the deliverable were sold by the vendor regularly on a stand-alone basis

ESPP	The 1999 Moody’s Corporation Employee Stock Purchase Plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

European Ratings Platform	Central credit ratings website administered by ESMA

MOODY’S 2016 10K	5

TERM	DEFINITION

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Fitch	Fitch Ratings, a part of the Fitch Group

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; part of the PS LOB and a reporting unit within the MA reportable segment; consists of on-line and classroom-based training services and CSI

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016; part of the ERS LOB and reporting unit within the MA reportable segment

ICTEAS	ICRA Techno Analytics; formerly a wholly-owned subsidiary of ICRA; divested by ICRA in the fourth quarter of 2016

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

ICRA Acquisition	The June 2014 purchase of an additional interest in ICRA resulting in a majority ownership of ICRA; ICRAs results are consolidated into Moody’s financial statements on a three-month lag and accordingly the Company began including the results of operations for ICRA in its consolidated financial statements beginning in the fourth quarter of 2014

ICRA Gain	Gain relating to the ICRA Acquisition; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014

Intellectual Property	The Company’s intellectual property, including but not limited to proprietary information, trademarks, research, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the Company’s spin-off from Dun & Bradstreet in 2000.

6	MOODY’S 2016 10K

TERM	DEFINITION

Lewtan	Lewtan Technologies; a leading provider of analytical tools and data for the global structured finance market; part of the SAV business within the RD&A LOB; an acquisition completed in October 2014

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Make Whole Amount	The prepayment penalty relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year) and the 2015 Senior Notes; a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; operating segment and reporting unit formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation – which comprises the D&B business after September 30, 2000

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Old D&B	The former Dun and Bradstreet Company which distributed New D&B shares on September 30, 2000, and was renamed Moody’s Corporation

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and FSTC that provides research and analytical services as well as financial training and certification programs

MOODY’S 2016 10K	7

TERM	DEFINITION

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Redeemable Noncontrolling Interest	Represents minority shareholders’ interest in entities which are controlled but not wholly-owned by Moody’s and for which Moody’s obligation to redeem the minority shareholders’ interest is represented by a put/call relationship

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based license and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

RMBS	Residential mortgage-backed securities; part of SFG

S&P	Standard & Poor’s, a division of McGraw-Hill Financial, Inc.

SAV	Structured Analytics and Valuation; a business within the RD&A LOB which provides data and analytics for securitized assets

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2005-1 Notes	Principal amount of $300 million, 4.98% senior unsecured notes; were repaid in 2014 in advance of their contractual maturity date

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Solvency II	EU directive 2009/138/EC that codifies the amount of capital that EU insurance companies must hold to reduce insolvency

Stock Plans	The Old D&B’s 1998 Key Employees’ Stock Incentive Plan and the Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

TPE	Third party evidence, as defined in the ASC, used to determine selling price based on a vendor’s or any competitor’s largely interchangeable products or services in standalone sales transactions to similarly situated customers

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

8	MOODY’S 2016 10K

TERM	DEFINITION

U.S.	United States

U.S. Shared National Credit Program	Interagency program designed to evaluate large and complex syndicated credits. The program is administered by the three federal banking regulatory agencies which include the Federal Reserve System, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC).

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

WACC	Weighted average cost of capital

WebEquity	WebEquity Solutions LLC; a leading provider of cloud-based loan origination solutions for financial institutions; part of the ERS LOB and reporting unit within the MA reportable segment; an acquisition completed in July 2014

1998 Plan	Old D&B’s 1998 Key Employees’ Stock Incentive Plan

2001 Plan	The Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18,2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

7WTC Lease	Operating lease agreement entered into on October 20, 2006

MOODY’S 2016 10K	9

PART I

ITEM	1. BUSINESS

BACKGROUND

As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) research and analytical services to financial institution customers. Moody’s reports in two reportable segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses and operating income, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.

MIS publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 120 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the Internet and real-time information systems widely used by securities traders and investors. As of December 31, 2016, MIS had ratings relationships with approximately 11,000 corporate issuers and approximately 18,000 public finance issuers. Additionally, the Company has rated and currently monitors ratings on approximately 64,000 structured finance obligations (representing approximately 12,000 transactions). The aforementioned amounts relating to the number of issuers and transactions represent issuers or transactions that had an active rating at any point during the year ended December 31, 2016. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA non-rating operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its Research, Data and Analytics business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies, commentary on topical credit related events and also provides economic research and credit data and analytical tools such as quantitative credit risk scores. Within its Enterprise Risk Solutions business, MA provides software solutions as well as related risk management services. Within its Professional Services business it provides research and analytical services along with financial training and certification programs. MA customers represent more than 4,600 institutions worldwide operating in approximately 145 countries. During 2016 Moody’s research website was accessed by over 258,000 individuals including 36,000 client users.

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly both in terms of the amount and types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and associated financial crisis both in the developed and emerging markets resulting in a global decline in issuance activity for some significant asset classes and weak economic performance in advanced economies. Since this financial crisis, many markets and economies have recovered and Moody’s believes the overall long-term outlook remains favorable for continued growth of the global fixed-income market and related financial information market, which includes information such as credit opinions, research, data, analytics, risk management tools and related services.

10	MOODY’S 2016 10K

Moody’s growth is influenced by a number of trends that impact financial information markets including:

»	Health of the world’s major economies;

»	Debt capital markets activity;

»	Disintermediation of credit markets;

»	Fiscal and monetary policy of governments;

»	Changing regulatory requirements; and

»	Business investment spending, including mergers and acquisitions.

Moody’s is well positioned to benefit from continued growth in global fixed-income market activity and a more informed use of credit ratings as well as research and related analytical products in an environment with heightened attention to credit risk analysis and management. Moody’s expects that these developments will support continued long-term demand for high-quality, independent credit opinions, research, data, analytics, risk management tools and related services.

Strong secular trends should continue to provide long-term growth opportunities. Moody’s key growth drivers include debt market issuance driven by global GDP growth, continued disintermediation of fixed-income markets in both developed and emerging economies driving issuance and demand for new products and services, growth in MA driven by further penetration into MA’s client base and expansion of bank and insurance risk regulatory requirements, pricing opportunities aligned with value, and advances in information technology.

Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refinancing needs, merger and acquisition activity, issuer profits, consumer borrowing levels and securitization activity. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments, and the decisions of issuers to request MIS ratings to aid investors in their investment decisions. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank deposit ratings, insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets. Furthermore, the strong growth seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, with continued declines seen in 2009 and 2010, before stabilizing in 2011 with Moody’s experiencing revenue growth in this market beginning in 2012. Despite significant declines from peak market issuance levels, Moody’s believes that structured finance securities will continue to play a role in global fixed-income markets and provide opportunities for longer-term revenue growth.

The pace of change in technology and communication over the past two decades makes information about investment alternatives widely available throughout the world and facilitates issuers’ ability to place securities outside their national markets and similarly investors’ ability to obtain information about securities issued outside their national markets. Technology also allows issuers and investors the ability to more readily obtain information about new financing techniques and new types of securities that they may wish to purchase or sell, which in the absence of the appropriate technology might not be readily or easily obtainable. This availability of information promotes the ongoing integration and expansion of financial markets worldwide, giving issuers and investors access to a wider range of both established and newer capital markets. As technology provides broader access to worldwide markets, it also results in a greater need for credible, globally comparable opinions about credit risk, data, analytics and related services. Additionally, information technology also provides opportunities to further build a global platform to support Moody’s continued expansion in developing markets.

An ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Moody’s believes that issuer use of global debt capital markets offer advantages in capacity and efficiency compared to traditional banking systems and that the trend of increased disintermediation will continue. Further, disintermediation has continued because of the ongoing low interest rate environment and bank deleveraging, which has encouraged a number of corporations and other entities to seek alternative funding in the bond markets.

Moody’s also observes disintermediation in key emerging markets where economic growth may outpace internal banking system capacity. Thus, disintermediation is expected to continue over the longer-term, with Moody’s targeting investment and resources to those markets where disintermediation and bond issuance is expected to remain robust.

MOODY’S 2016 10K	11

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

COMPETITION

MIS competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. MIS’s largest competitor in the global credit rating business is S&P Global Ratings (S&P), a division of S&P Global. There are some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to S&P, while in other markets, the reverse is true.

In addition to S&P, MIS’s competitors include Fitch Ratings, Dominion Bond Rating Service (DBRS), A.M. Best Company, Japan Credit Rating Agency Ltd., Kroll Bond Rating Agency Inc., Morningstar Inc. and Egan-Jones Ratings Company. In Europe, there are approximately 30 companies currently registered with ESMA, which include both purely domestic European CRAs and International CRAs such as S&P, Fitch and DBRS. There are additional competitors in other regions and countries, for example, in China, where Moody’s participates through a joint venture. These competitors include China Lianhe Credit Rating Co Ltd., Shanghai Brilliance Credit Rating & Investors Service Co Ltd., Dagong Global Credit Rating Co Ltd. and Pengyuan Credit Rating Co Ltd.

MA competes broadly in the financial information industry against diversified competitors such as Thomson Reuters, Bloomberg, S&P Global Market Intelligence, Fitch Solutions, Dun & Bradstreet, IBM, Wolters Kluwer, Fidelity Information Services, SAS, Fiserv, MSCI and IHS Markit among others. MA’s main competitors within RD&A include S&P Global Market Intelligence, CreditSights, Thomson Reuters, Intex, IHS Markit, BlackRock Solutions, FactSet and other providers of fixed income analytics, valuations, economic data and research. In ERS, MA faces competition from both large software providers such as IBM Algorithmics, Fidelity Information Services, SAS, Oracle, Misys, Oliver Wyman, Verisk and various other vendors and in-house solutions. Within Professional Services, MA competes with Omega Performance, DC Gardner, and a host of financial training and education firms, and with Evalueserve, CRISIL Global Research  & Analytics, and other providers of research and professional services, respectively.

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

12	MOODY’S 2016 10K

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

During 2016, Moody’s continued to acquire complementary businesses in MIS and MA. In February 2016, Moody’s made an investment in Finagraph, which is a provider of automated financial data collection and business intelligence solutions. In conjunction with this investment Moody’s expects to broaden its offering of credit risk solutions covering SMEs, including Moody’s Analytics Lending Cloud software and default risk models. In March 2016, Moody’s acquired GGY, a leading provider of advanced actuarial software for the global life insurance industry. Combined with Moody’s Analytics’ insurance risk products, the GGY acquisition creates an industry-leading enterprise risk offering for global life insurers and reinsurers. In July 2016, Moody’s acquired full ownership of Korea Investors Service (KIS), one of Korea’s leading providers of domestic credit ratings. KIS had been a majority-owned affiliate of Moody’s Investors Service since 2001, and will continue to operate as an independent affiliate of Moody’s Investors Service. As part of the transaction, Moody’s also gained majority ownership in KIS Pricing, which had been a majority-owned subsidiary of KIS and is a provider of pricing services and analytics for fixed income and other local securities. In September 2016, Moody’s announced a collaboration with Euler Hermes Rating GmbH (EHRG), a Hamburg-based ratings agency and subsidiary of Euler Hermes, to provide credit ratings for SMEs across Europe. As part of the collaboration, Moody’s acquired a 4.99% stake in EHRG.

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

MOODY’S 2016 10K	13

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

EMPLOYEES

As of December 31, 2016 the number of full-time equivalent employees of Moody’s was approximately 10,600.

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

14	MOODY’S 2016 10K

Executive Officers of the Registrant

Name, Age and Position	Biographical Data

Mark E. Almeida, 57 President, Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 59 Chief Risk Officer	Mr. Cantor has served as Chief Risk Officer of Moody’s Corporation since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

Michael S. Crimmins, 46 Senior Vice President and Corporate Controller	Mr. Crimmins has served as the Company’s Senior-Vice President—Corporate Controller since August 2016. Mr. Crimmins joined Moody’s in November 2004 as Assistant Controller. Prior to joining the Company, Mr. Crimmins worked at Deloitte where his last position held was a Senior Manager in their Assurance and Advisory Practice. He also served at PricewaterhouseCoopers as a consultant.

Robert Fauber, 46 President, Moody’s Investors Service	Mr. Fauber has served as President—Moody’s Investors Service since June 1, 2016. He served as Senior Vice President—Corporate & Commercial Development of Moody’s Corporation from April 2014 to May 31, 2016 and was Head of the MIS Commercial Group from January 2013 to May 31, 2016. From April 2009 through April 2014, he served as Senior Vice President - Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President-Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup and its investment banking subsidiary Salomon Smith Barney from 1999 to 2005. From 1992-1996, Mr. Fauber worked at NationsBank (now Bank of America) in the middle market commercial banking group.

John J. Goggins, 56 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service in February 1999 as Vice President and Associate General Counsel.

Linda S. Huber, 58 Executive Vice President and Chief Financial Officer	Ms. Huber has served as the Company’s Executive Vice President and Chief Financial Officer since May 2005. Prior thereto, she served as Executive Vice President and Chief Financial Officer at U.S. Trust Company, a subsidiary of Charles Schwab & Company, Inc., from 2003 to 2005. Prior to U.S. Trust, she was Managing Director at Freeman & Co. from 1998 through 2002. She served PepsiCo as Vice President of Corporate Strategy and Development from 1997 until 1998 and as Vice President and Assistant Treasurer from 1994 until 1997. She served as Vice President in the Energy Investment Banking Group at Bankers Trust Company from 1991 until 1994 and as an Associate in the Energy Group at First Boston Corporation from 1986 through 1990. She also held the rank of Captain in the U.S. Army where she served from 1980 to 1984.

MOODY’S 2016 10K	15

Name, Age and Position	Biographical Data

Raymond W. McDaniel, Jr., 59 President and Chief Executive Officer	Mr. McDaniel has served as the President and Chief Executive Officer of the Company since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the Executive Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chief Executive Officer of Moody’s Investors Service since October 2007. He held the additional titles of President from November 2001 to August 2007 and December 2008 to November 2010 and Chairman from October 2007 until June 2015. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a Director of John Wiley & Sons, Inc. and is a member of the Board of Trustees of Muhlenberg College.

Lisa S. Westlake, 55 Senior Vice President and Chief Human Resource Officer	Ms. Westlake has served as the Company’s Senior Vice President and Chief Human Resources Officer since November 2008. Prior to this position, Ms. Westlake served as Vice President—Investor Relations from December 2006 to November 2008 and Managing Director—Finance from September 2004 to December 2006. Prior to joining the Company, Ms. Westlake was a senior consultant with the Schiff Consulting Group from 2003 to 2004. From 1996 to 2003 Ms. Westlake worked at American Express Company where she held several different positions such as Vice President and Chief Financial Officer for the OPEN Small Business Network, Vice President and Chief Financial Officer for Establishment Services and Vice President and Chief Financial Officer for Relationship Services. From 1989 to 1995 Ms. Westlake held a range of financial management positions at Dun & Bradstreet Corporation and its subsidiary at the time, IMS International. From 1984 to 1987 Ms. Westlake served at Lehman Brothers in both the investment banking and municipal trading areas.

Blair L. Worrall, 60 Senior Vice President, Ratings Delivery and Data	Mr. Worrall has served as Senior Vice President—Ratings Delivery and Data since February 2013 and Head of MIS Operations, Data & Controls since February 2016. He served as Head of MIS Ratings Transaction Services from January 2014 to February 2016. Mr. Worrall served as Senior Vice President—Internal Audit from April 2011 to February 2013 and as Vice President—Internal Audit from September 2007 to April 2011. He served as the Controller for MIS from November 2004 until September 2007. Prior to joining the Company, Mr. Worrall was Vice President, Accounting for RCN Corporation from 2002 to 2004 and held various finance positions at Dow Jones & Company, Inc. from 1979 to 2001.

16	MOODY’S 2016 10K

ITEM 1A.	RISK FACTORS

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

U.S. Laws and Regulations Affecting the Credit Rating Industry May Negatively Impact the Nature and Economics of the Company’s Business.

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

Financial Reforms Outside the U.S. Affecting the Credit Rating Industry May Negatively Impact the Nature and Economics of the Company’s Business.

In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to increase regulation of rating agencies and the markets for ratings. In particular, the EU has adopted a common regulatory framework for rating agencies operating in the EU. As a result, ESMA has direct supervisory authority for CRAs in the EU and has the power to take enforcement action against non-compliant CRAs, including through the issuance of public notices, withdrawal of registration and, in some cases, the imposition of fines.

MIS is a registered entity and is therefore subject to formal regulation and periodic inspection in the EU. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, and restrictions on CRAs or their shareholders if certain ownership thresholds are crossed. Additional procedural and substantive requirements include conditions for the issuance of credit ratings, rules regarding the organization of CRAs, restrictions on activities deemed to create a conflict of interest, pricing regulations, and special requirements for the rating of structured finance instruments. Compliance with the EU regulations may increase our costs of operations and could have a significant negative effect on Moody’s operations, profitability or ability to compete, or the markets for its products and services, including in ways that Moody’s presently is unable to predict. In addition, exposure to increased liability under the EU regulations may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely impact Moody’s results of operations.

MOODY’S 2016 10K	17

The EU and other jurisdictions engage in rulemaking on an ongoing basis that could significantly impact operations or the markets for Moody’s products and services, including regulations extending to products and services not currently regulated and regulations affecting the need for debt securities to be rated, increasing the level of competition in the market for credit ratings, establishing criteria for credit ratings or limiting the entities authorized to provide credit ratings. Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.

The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries Related to Rating Opinions and Other Business Practices.

Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries related to MIS’s ratings actions, as well as other business practices and products. If the market value of credit-dependent instruments declines or defaults, whether as a result of difficult economic times, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s faces could increase significantly. Parties who invest in securities rated by MIS may pursue claims against MIS or Moody’s for losses they face in their portfolios. We have faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the recent financial crisis. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings may be heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, to the extent that Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome. See Note 19 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that could have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.

Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates may have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere could affect the number of securities offerings undertaken within those particular areas. In addition, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:

»	exposure to exchange rate movements between foreign currencies and USD;

»	restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;

»	U.S. laws affecting overseas operations including domestic and foreign export and import restrictions, tariffs and other trade barriers;

»	differing and potentially conflicting legal or civil liability, compliance and regulatory standards including as a result of the U.K.’s referendum vote whereby the U.K. citizens voted to withdraw from the EU, Brexit;

»	current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;

»	uncertain and evolving laws and regulations, including those applicable to the financial services industries and to the protection of intellectual property;

»	economic, political and geopolitical market conditions;

»	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;

»	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;

»	reduced protection for intellectual property rights;

»	longer payment cycles and possible problems in collecting receivables;

18	MOODY’S 2016 10K

»	differing accounting principles and standards;

»	difficulties in staffing and managing foreign operations;

»	difficulties and delays in translating documentation into foreign languages; and

»	potentially adverse tax consequences.

Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-bribery and anti-corruption laws. Although the Company has implemented internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices, such measures may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies and violating applicable laws and regulations. Any determination that the Company has violated anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.

Moody’s Operations and Infrastructure May Malfunction or Fail.

Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, major cities worldwide in which Moody’s has offices, and locations in China used for certain Moody’s Analytics back office work. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach or interruption of the Company’s infrastructure, whether due to human error, hardware failure or defect, natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise, may impair the Company’s ability to deliver its products and services.

Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company relies on third-party providers to provide certain essential services. While the Company believes that such providers are reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fails to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers, the Company could experience lower revenues and higher costs. Additionally, although the Company maintains processes to prevent, detect and recover from a disruption, the Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with Moody’s clients and customers may suffer. The Company cannot predict with certainty all of the adverse effects that could result from the Company’s failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its reputation, business, operating results and financial condition.

The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its clients and employees in the Company’s computer systems and networks, and in those of its third party vendors. The cyber risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, or malware, employee error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business, employees or customers), as well as sensitive personally identifiable

MOODY’S 2016 10K	19

information (“PII”), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity or media reports of perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could cause the Company to experience reputational harm, loss of customers, regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s clients’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing may have a material adverse effect on Moody’s business, operating results, or financial condition.

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets and Changes in Interest Rates and Other Volatility in the Financial Markets May Negatively Impact the Nature and Economics of the Company’s Business.

Moody’s business is impacted by general economic conditions and volatility in the U.S. and world financial markets. Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Market disruptions and economic slowdown and uncertainty have in the past negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Potential changes to U.S. tax laws and policy could negatively affect the volume of debt securities issued in the U.S. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.

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

The Company Faces Increased Pricing Pressure from Competitors and/or Customers.

There is price competition in the credit rating, research, credit risk management markets, research and analytical services and financial training and certification services. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, a challenging business environment and consolidation among customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Weak economic growth is also intensifying competitive pricing pressures and can result in customers’ use of free or lower-cost information that is available from alternative sources. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it may lose market share if its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services could have a material adverse impact on its business, operating results and financial condition.

The Company is Exposed to Reputation and Credibility Concerns.

Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business could be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in rat-

20	MOODY’S 2016 10K

ings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process and its implementation with respect to one or more securities and intentional or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition.

The Introduction of Competing Products or Technologies by Other Companies May Negatively Impact the Nature and Economics of the Company’s Business.

The markets for credit ratings, research, credit risk management services, research and analytical services and financial training and certification services are highly competitive and characterized by rapid technological change, changes in client demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and other information providers; these indirect competitors could choose to compete directly with us in the future. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive Internet information may reduce the demand for Moody’s products and services. For example, in December 2016, the ESMA launched a database providing access to free, current information on certain credit ratings and rating outlooks. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody to compete successfully may have a material adverse effect on its business, operating results and financial condition.

The Company Has a Significant Amount of Intangible Assets.

At December 31, 2016, Moody’s had $1,023.6 million of goodwill and $296.4 million of intangible assets on its balance sheet. Approximately 73% of these intangibles reside in the MA business and are allocated to the four reporting units within MA: RD&A; ERS; Financial Services Training and Certifications; and Moody’s Analytics Knowledge Services. The remaining 27% of these intangibles reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in an asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.

Possible Loss of Key Employees and Related Compensation Cost Pressures May Negatively Impact the Company.

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

MOODY’S 2016 10K	21

Moody’s Acquisitions, Dispositions and Other Strategic Transactions May Not Produce Anticipated Results.

Moody’s has made and expects to continue to make acquisitions, dispositions or enter into other strategic transactions to strengthen its business and grow the Company. Such transactions present significant challenges and risks. The market for acquisition targets, dispositions and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions. If Moody’s is unsuccessful in completing such transactions or if such opportunities for expansion do not arise, its business, operating results and financial condition could be materially adversely affected.

If such transactions are completed, the anticipated growth, synergies and other strategic objectives of such transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. Any strategic transaction can involve a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; diverting management’s focus from other business operations; and failing to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies. The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.

The Company’s Compliance and Risk Management Programs May Not be Effective and May Result in Outcomes That Could Adversely Affect the Company’s Reputation, Financial Condition and Operating Results.

Moody’s operates in a number of countries, and as a result the Company is required to comply with numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption laws, is largely dependent on its establishment and maintenance of compliance, review and reporting systems, as well as its ability to attract and retain qualified compliance and risk management personnel. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks may not be fully effective, and Moody’s employees or agents may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company could be subject to criminal and civil liability, the suspension of the Company’s employees, fines, penalties, regulatory sanctions, injunctive relief, exclusion from certain markets or other penalties, and may suffer harm to its reputation, financial condition and operating results.

Legal Protections for the Company’s Intellectual Property Rights may not be Sufficient or Available to Protect the Company’s Competitive Advantages.

Moody’s considers many aspects of its products and services to be proprietary. Failure to protect the Company’s intellectual property adequately could harm its reputation and affect the Company’s ability to compete effectively. Businesses the Company acquires also involve intellectual property portfolios, which increase the challenges the Company faces in protecting its strategic advantage. In addition, the Company’s operating results may be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. On January 6, 2015, a rule with direct relevance to the CRA industry was published in the Official Journal of the European Union regarding the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). This rule directly relates to the Company’s intellectual property as it requires that the Company provide proprietary information at no cost that the Company currently sells, which could result in lost revenue. ESMA launched the European Rating Platform for public use on December 1, 2016.

Unauthorized third parties may also try to obtain and use technology or other information that the Company regards as proprietary. It is also possible that Moody’s competitors or other entities could obtain patents related to the types of products and services that Moody’s offers, and attempt to require Moody’s to stop developing or marketing the products or services, to modify or redesign the products or services to avoid infringing, or to obtain licenses from the holders of the patents in order to continue developing and marketing the products and services. Even if Moody’s attempts to assert or protect its intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that the Company will be successful. These risks, and the cost, time and resources needed to address them, may increase as the Company’s business grows and its profile rises in countries with intellectual property regimes that are less protective than the rules and regulations applied in the United States.

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

22	MOODY’S 2016 10K

on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The Third Party Technology Moody’s uses may become obsolete, incompatible with future versions of the Company’s products, unavailable or fail to operate effectively, and Moody’s business could be adversely affected if the Company is unable to timely or effectively replace such Third Party Technology. The Company also monitors its use of Third Party Technology to comply with applicable license and other contractual requirements. Despite the Company’s efforts, the Company cannot ensure that such third parties will permit Moody’s use in the future, resulting in increased Third Party Technology acquisition costs and loss of rights. In addition, the Company’s operating costs could increase if license or other usage fees for Third Party Technology increase or the efforts to incorporate enhancements to Third Party Technology are substantial. Some of these third-party suppliers are also Moody’s competitors, increasing the risks noted above. If any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.

Changes in Tax Rates or Tax Rules Could Affect Future Results.

As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where we face higher tax rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting project being conducted by the Organization for Economic Co-operation and Development and the European Union’s state aid rulings, could have a material adverse effect on our effective tax rate, results of operations and financial condition. In addition, Moody’s is subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities, and we have experienced increased scrutiny as business has grown. Moody’s regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, however, developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at December 31, 2016 consisted of approximately $1.7 billion located outside of the U.S. Except as required under U.S. tax laws, Moody’s does not provide for U.S. taxes on undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely in our foreign operations. If our intent changes or if these funds are needed for our U.S. operations, we may be required to accrue or pay U.S. taxes on some or all of these undistributed earnings and our effective tax rate could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2016, Moody’s operations were conducted from 14 U.S. offices and 78 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 19 “Contingencies” in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

MOODY’S 2016 10K	23

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the three months ended December 31, 2016

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May yet be Purchased Under the Program(2)
October 1 – 31	558,789	$107.48	558,061	$726.8 million
November 1 – 30	3,248	$—	—	$726.8 million
December 1 – 31	—	$—	—	$726.8 million

Total	562,037	$—	558,061

(1)	Includes the surrender to the Company of 728 shares and 3,248 shares of common stock in October and November, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2016, Moody’s issued 0.1 million shares under employee stock-based compensation plans.

COMMON STOCK INFORMATION AND DIVIDENDS

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The table below indicates the high and low sales price of the Company’s common stock and the dividends declared and paid for the periods shown. The number of registered shareholders of record at January 31, 2017 was 2,139. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

	Price Per Share		Dividends Per Share

	High	Low	Declared	Paid
2016:
First quarter	$99.09	$77.76	$—	$0.37
Second quarter	$101.70	$87.30	0.37	0.37
Third quarter	$110.83	$90.98	0.37	0.37
Fourth quarter	$110.00	$93.85	0.75	0.37

Year ended December 31, 2016			$1.49	$1.48

2015:
First quarter	$104.58	$85.50	$—	$0.34
Second quarter	$111.06	$102.44	0.34	0.34
Third quarter	$113.87	$96.00	0.34	0.34
Fourth quarter	$104.83	$94.20	0.71	0.34

Year Ended December 31, 2015			$1.39	$1.36

24	MOODY’S 2016 10K

On December 20, 2016, the Board of the Company approved the declaration of a quarterly dividend of 0.38 per share of Moody’s common stock, payable on March 10, 2017 to shareholders of record at the close of business on February 20, 2017. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2016, certain information regarding the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))

Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,481,319	(1)	$49.68	21,399,711	(3)
Equity compensation plans not approved by security holders	—		$—	—

Total	7,481,319		$49.68	21,399,711

(1)	Includes 6,140,346 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, 62,815 options outstanding under the Company’s 1998 Key Employees’ Stock Incentive Plan, and 15,638 unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,262,520 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 225% of the target award for performance shares granted in 2014, 2015 and 2016. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 561,120.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

(3)	Includes 17,625,604 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 10,930,024 may be issued as restricted stock, performance shares or other stock-based awards; 927,472 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan; and 2,846,635 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY’S 2016 10K	25

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2011. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 201% during the performance period as compared with a total return during the same period of 212% for the Russell 3000 Financial Services Index and 98% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

Moody’s Corporation, Russell 3000 Financial Services Index and S&P 500 Composite Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moody’s Corporation, the S&P 500 Index

and the Russell 3000 Financial Services Index

	Year Ended December 31,

	2011	2012	2013	2014	2015	2016
Moody’s Corporation	$100.00	$151.86	$240.26	$297.12	$315.21	$300.75
S&P 500 Composite Index	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Russell 3000—Financial Services Index	$100.00	$126.49	$170.29	$194.22	$195.19	$311.69

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

26	MOODY’S 2016 10K

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2016	2015	2014	2013	2012
Results of operations
Revenue	$3,604.2	$3,484.5	$3,334.3	$2,972.5	$2,730.3
Expenses
Operating and SG&A expenses	1,963.0	1,897.6	1,799.6	1,644.5	1,547.2
Depreciation and amortization	126.7	113.5	95.6	93.4	93.5
Goodwill impairment	—	—	—	—	12.2
Settlement Charge	863.8	—	—	—	—
Restructuring	12.0	—	—	—	—

Total Expenses	2,965.5	2,011.1	1,895.2	1,737.9	1,652.9

Operating income*	638.7	1,473.4	1,439.1	1,234.6	1,077.4
Non-operating (expense) income, net (1)	(80.7)	(93.8)	21.9	(65.3)	(53.4)

Income before provision for income taxes*	558.0	1,379.6	1,461.0	1,169.3	1,024.0
Provision for income taxes	282.2	430.0	455.0	353.4	324.3

Net income (2)*	275.8	949.6	1,006.0	815.9	699.7
Less: Net income attributable to noncontrolling interests	9.2	8.3	17.3	11.4	9.7

Net income attributable to Moody’s (2) *	$266.6	$941.3	$988.7	$804.5	$690.0

Earnings per share
Basic*	$1.38	$4.70	$4.69	$3.67	$3.09
Diluted*	$1.36	$4.63	$4.61	$3.60	$3.05
Weighted average shares outstanding
Basic	192.7	200.1	210.7	219.4	223.2
Diluted	195.4	203.4	214.7	223.5	226.6
Dividends declared per share	$1.49	$1.39	$1.18	$0.98	$0.68
Operating margin*	17.7%	42.3%	43.2%	41.5%	39.5%
Operating Cash Flow	$1,226.1	$1,153.6	$1,018.6	$926.8	$823.1

*     The significant decline in 2016 reflects an $863.8 million charge ($700.7 million, net of tax, or $3.59 per diluted share) pursuant to a settlement agreement with the U.S. Department of Justice and the attorneys general of 21 U.S. States and the District of Columbia as more fully discussed in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K.

	December 31,
	2016	2015	2014	2013	2012
Balance sheet data
Total assets	$5,327.3	$5,103.0	$4,653.8	$4,384.6	$3,953.2
Long-term debt (3)	$3,063.0	$3,380.6	$2,532.1	$2,091.3	$1,599.7
Total shareholders’ (deficit) equity	$(1,027.3)	$(333.0)	$42.9	$347.9	$396.6

(1)	The 2016 amount includes an approximate $35 million FX gain relating to the substantial liquidation of a subsidiary. The 2015, 2014, 2013 and 2012 amounts include benefits of $7.1 million, $7.1 million, $22.8 million, and $17.2 million, respectively, related to the favorable resolution of certain Legacy Tax Matters. The 2014 amount also includes the ICRA Gain of $102.8 million.

(2)	The 2016 amount includes an approximate $35 million FX gain relating to the substantial liquidation of a subsidiary. The 2015, 2014, 2013 and 2012 amounts include benefits of $6.4 million, $6.4 million, $21.3 million and $12.8 million, respectively, related to the resolution of certain Legacy Tax Matters. Also, the 2014 amount includes the ICRA Gain of $78.5 million and the 2013 amount includes a litigation settlement charge of $0.14.

(3)	The 2016 amount excludes $300 million of the Series 2007-1 Notes due in 2017.

MOODY’S 2016 10K	27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 55 and Item 1A. “Risk Factors” commencing on page 17 for a discussion of uncertainties, risks and other factors associated with these statements.

THE COMPANY

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) research and analytical services. Moody’s has two reportable segments: MIS and MA.

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings revenue. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides research and analytical services and financial training and certification programs.

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

28	MOODY’S 2016 10K

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, structured credit, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 25 years on a weighted average basis at December 31, 2016. At December 31, 2016, 2015 and 2014, deferred revenue related to these securities was approximately $133 million, $121 million, and $107 million.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2016, 2015 and 2014, accounts receivable included approximately $25 million, $24 million, and $22 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period. At December 31, 2016, 2015, and 2014, accounts receivable included approximately $159.1 million, $146.4 million, and $127.8 million, respectively, relating to accrued monitoring service revenue.

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

MOODY’S 2016 10K	29

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

Accounts Receivable Allowance

Moody’s records an allowance for estimated future adjustments to customer billings as a reduction of revenue, based on historical experience and current conditions. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments and uncollectible account write-offs are charged against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and invoice adjustment experience as well as the current aging status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance for uncollectible accounts receivable is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts could impact the Company’s consolidated results of operations.

Contingencies

Accounting for contingencies, including those matters described in Note 19 to the consolidated financial statements, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, where a loss is reasonably possible, management does not record a liability because of uncertainties related to the probable outcome and/or the amount or range of loss, but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

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

30	MOODY’S 2016 10K

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

The Company has six primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and four reporting units within MA: RD&A, ERS, FSTC and MAKS. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and implementation services. The MAKS reporting unit, formerly known as Copal Amba, provides research and analytical services. Copal Amba was renamed Moody’s Analytics Knowledge Services in December 2016.

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

In January 2017 there was a management change in the MAKS business. As of the date of the filing of this Form 10-K, a new operating and strategic plan for this reporting unit under the new management structure has not yet been completed. Based on all available information, the Company does not believe that it is more likely than not that the fair value of the MAKS reporting unit may be less than its carrying amount at December 31, 2016. A quantitative impairment assessment for the MAKS reporting unit will be performed in the first quarter of 2017 upon the completion of revised financial projections under the new management structure which could result in a reduced fair value as compared to the July 31, 2016 fair value.

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

MOODY’S 2016 10K	31

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2016 as well as the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of July 31, 2016, which was the date of the last quantitative goodwill impairment assessment for all reporting units.

		Sensitivity Analysis

		Deficit Caused by a Hypothetical Reduction to Fair Value

	Goodwill	10%	20%	30%	40%
MIS	$46.3	$—	$—	$—	$—
RD&A	174.7	—	—	—	—
ERS	323.5	—	—	—	—
FSTC	85.2	—	—	(14.4)	(34.6)
MAKS	159.9	—	—	—	(6.5)
ICRA	234.0	—	—	—	—

Totals	$1,023.6	$—	$—	$(14.4)	$(41.1)

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of July 31, 2016, the date of each reporting unit’s last quantitative assessment. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

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

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of July 31, 2016. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

»	Future cash flow assumptions —The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For all reporting units, a 10% decrease in the revenue growth rates used would not have resulted in the carrying value of the reporting unit exceeding its respective estimated fair value.

»	WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate, an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 11.5% as of July 31, 2016. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2016 for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There were no such events or changes during 2016 that would indicate that the carrying amount of

32	MOODY’S 2016 10K

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

The discount rates selected to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2016 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the Citibank pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 13 to the consolidated financial statements. In determining these assumptions, the Company consults with third-party actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2016 to accompany the RP-2014 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual experience on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2016 that have not been recognized in annual expense are $130.3 million, and Moody’s expects to recognize a net periodic expense of $9.8 million in 2017 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual experience could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company spreads the impact of asset experience over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2016, the Company has an unrecognized asset loss of $7.7 million, of which $1.5 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2018 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2017 operating income. These effects have been calculated using the Company’s current projections of 2017 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumption Used for 2017	Estimated Impact on 2017 Operating Income (Decrease)/Increase
Weighted Average Discount Rates*	3.89%/3.85%	$(12.3)
Weighted Average Assumed Compensation Growth Rate	3.72%	$2.1
Assumed Long-Term Rate of Return on Pension Assets	5.40%	$(3.1)

*	Weighted average discount rates of 3.89% and 3.85% for pension plans and Other Retirement Plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2017 projected expenses. Based on current projections, the Company estimates that expenses related to Retirement Plans will be $34.9 million in 2017 or flat compared to the $34.3 million recognized in 2016.

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

MOODY’S 2016 10K	33

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

An increase in the following assumptions would have had the following estimated effect on operating income in 2016 (dollars in millions):

	Assumption Used for 2012-2016 employee stock options	Increase in Assumption	Estimated impact on Operating Income in 2016 Increase/(Decrease)
Average Expected Dividend Yield	1.3% - 1.8%	0.1%	$0.1
Average Expected Share Price Volatility	30.8% - 43.6%	5%	$(1.5)
Expected Option Holding Period	6.8 - 7.4 years	1.0 year	$(0.5)

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

The Company is subject to tax audits in various jurisdictions. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of liabilities for UTBs. The Company classifies interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and associated penalties, if any, as part of other non-operating expenses.

For UTBs, ASC Topic 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to UTBs and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on the Company’s operating results or financial condition.

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

REPORTABLE SEGMENTS

The Company is organized into two reportable segments at December 31, 2016: MIS and MA.

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

34	MOODY’S 2016 10K

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

RESULTS OF OPERATIONS

Year ended December 31, 2016 compared with year ended December 31, 2015

Executive Summary

»	Moody’s revenue in 2016 totaled $3,604.2 million, an increase of $119.7 million, or 3%, compared to 2015 reflecting good growth in MA revenue coupled with modest growth in MIS revenue.

»	MIS revenue was 2% higher compared to the prior year reflecting robust rated issuance volumes for high-yield corporate debt and bank loans as well as for public finance related activity in the second half of 2016. The growth also reflected benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were mostly offset by challenges in the first half of 2016 in the high-yield and investment-grade corporate debt sectors due to elevated credit spreads and market volatility. Additionally, there was lower securitization activity in the U.S. in the first half of 2016, most notably in the U.S. CLO and CMBS asset classes, which reflected the aforementioned elevated credit spreads and market volatility as well as uncertainty relating to the implementation of risk retention regulatory requirements for these asset classes.

»	MA revenue grew 7% compared to the prior year reflecting growth in ERS and RD&A, most notably in the U.S. Revenue grew in most product areas of ERS and included revenue from the acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data. Excluding unfavorable changes in FX translation rates, MA revenue grew 10%.

»	Total operating expenses increased $954.4 million or 47%, reflecting:

»	an $863.8 million Settlement Charge relating to the MIS segment pursuant to an agreement with the DOJ and the attorneys general of 21 U.S. states and the District of Columbia more fully discussed in Note 19, “Contingencies” within Item 8 of this annual report on Form 10-K;

»	higher compensation costs of $88.1 million associated with headcount growth in MA (including costs from the acquisition of GGY) and annual compensation increases company-wide partially offset by cost reduction initiatives in response to the challenging business conditions in MIS during the first half of 2016; and

»	a restructuring charge of $12.0 million associated with cost management initiatives in the MIS segment as well as in certain corporate overhead functions.

»	Operating income of $638.7 million in 2016, which included the aforementioned $863.8 million Settlement Charge, was down $834.7 million compared to 2015 and resulted in an operating margin of 17.7%, compared to 42.3% in the prior year. Adjusted Operating Income of $1,641.2 million in 2016 was up modestly compared to 2015, while Adjusted Operating Margin of 45.5% remained flat compared to 2015.

»	The change in non-operating income (expense) net, compared to the prior year is primarily due to higher FX gains which included an approximate $35 million gain related to the liquidation of a non-U.S. subsidiary and an approximate $15 million gain relating to the appreciation of the euro relative to the British pound during 2016. Partially offsetting these increases was higher interest expense reflecting the 2015 Senior Notes issued in March 2015 and the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

»	The ETR was 50.6% in 2016 compared to 31.2% in the prior year with the increase primarily reflecting the non-deductible nature of the federal portion of the aforementioned Settlement Charge.

MOODY’S 2016 10K	35

»	Diluted EPS of $1.36 in 2016, which included: i) a $3.59 Settlement Charge; ii) a $0.04 restructuring charge and iii) an $0.18 FX gain relating to the substantial liquidation of a subsidiary, decreased $3.27 compared to 2015. Excluding all of the aforementioned items in 2016 and a $0.03 benefit from a Legacy Tax Matter in the prior year, Adjusted Diluted EPS of $4.81 in 2016 increased $0.21.

Moody’s Corporation

	Year ended December 31,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
United States	$2,105.5	$2,009.0	5%

International:
EMEA	904.4	882.3	3%
Asia-Pacific	373.2	364.2	2%
Americas	221.1	229.0	(3%)

Total International	1,498.7	1,475.5	2%

Total	3,604.2	3,484.5	3%

Expenses:
Operating	1,026.6	976.3	(5%)
SG&A	936.4	921.3	(2%)
Restructuring	12.0	—	NM
Depreciation and amortization	126.7	113.5	(12%)
Settlement Charge	863.8	—	NM

Total	2,965.5	2,011.1	(47%)

Operating income	$638.7	$1,473.4	(57%)

Adjusted Operating Income (1)	$1,641.2	$1,586.9	3%

Interest expense, net	$(137.8)	$(115.1)	(20%)
Other non-operating income, net	$57.1	$21.3	168%

Non-operating expense, net	$(80.7)	$(93.8)	14%

Net income attributable to Moody’s	$266.6	$941.3	(72%)
Diluted EPS attributable to Moody’s common shareholders	$1.36	$4.63	(71%)
Adjusted Diluted EPS attributable to Moody’s common shareholders (1)	$4.81	$4.60	5%
Operating margin	17.7%	42.3%
Adjusted Operating Margin (1)	45.5%	45.5%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,		% Change
	2016	2015
United States	3,386	3,364	1%
International	7,231	7,006	3%

Total	10,617	10,370	2%

Global revenue of $3,604.2 million in 2016 increased $119.7 million, or 3%, compared to 2015 and reflected good growth in MA revenue, which included revenue from the first quarter 2016 acquisition of GGY, coupled with modest growth in MIS revenue.

The $36.6 million increase in MIS revenue reflected robust rated issuance volumes for high-yield corporate debt and bank loans as well as for public finance related activity in the second half of 2016 reflecting both opportunistic refinancing and new issuance activity. The growth also reflected benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were mostly offset by challenges in the first half of 2016 in the high-yield and investment-grade corporate debt sectors due

36	MOODY’S 2016 10K

to elevated credit spreads and market volatility. Additionally, there was lower securitization activity in the U.S. in the first half of 2016, most notably in the U.S. CLO and CMBS asset classes, which reflected the aforementioned elevated credit spreads and market volatility as well as uncertainty earlier in the year relating to the implementation of certain risk retention regulatory requirements by the end of 2016 for these asset classes.

The $83.1 million increase in MA revenue reflects growth in ERS and RD&A, most notably in the U.S. Revenue grew in most product areas of ERS and included revenue from the 2016 acquisition of GGY. In RD&A, revenue growth was primarily driven by credit research, subscriptions and licensing of ratings data partially offset by the impact of unfavorable changes in FX rates. Excluding unfavorable changes in FX translation rates, MA revenue grew 10%.

Transaction revenue accounted for 49% of global MCO revenue in 2016 compared 50% of global MCO revenue in 2015.

U.S. revenue of $2,105.5 million in 2016 increased $96.5 million over the prior year, reflecting strong growth in MA coupled with modest growth in MIS.

Non-U.S. revenue increased $23.2 million from 2015 reflecting modest growth in both reportable segments.

Operating expenses were $1,026.6 million in 2016 up $50.3 million from 2015 and included an increase in compensation costs of approximately $71 million. This increase reflects higher salaries and employee benefit expenses resulting from the impact of annual compensation increases and headcount growth in MA which includes headcount from the acquisition of GGY. The increase in compensation expenses also reflects higher incentive compensation reflecting greater achievement relative to targeted results compared to the prior year. These increases were partially offset by an approximate $21 million decrease in non-compensation expenses reflecting cost reduction initiatives in response to challenging business conditions in MIS earlier in the year.

SG&A expenses of $936.4 million in 2016 increased $15.1 million from the prior year period reflecting higher compensation costs primarily due to annual compensation increases company-wide and headcount growth in MA which included headcount from the GGY acquisition. The increase in compensation expenses also reflects higher incentive compensation reflecting greater achievement relative to targeted results compared to the prior year. Additionally, there was an increase in non-compensation expenses reflecting higher rent and occupancy costs being mostly offset by the impact of cost reduction initiatives in response to challenging business conditions in MIS earlier in the year.

The restructuring charge of $12.0 million relates to cost management initiatives in 2016 in the MIS segment as well as in certain corporate overhead functions.

D&A increased $13.2 million reflecting amortization of intangible assets from acquisitions as well as higher depreciation reflecting an increase in capital expenditures to support IT infrastructure and business growth.

The $863.8 million Settlement Charge relates to an agreement with the U.S. DOJ and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to the MIS segment as more fully discussed in Note 19, “Contingencies” within Item 8 of this annual report on Form 10-K.

Operating income of $638.7 million in 2016, which included the aforementioned $863.8 million Settlement Charge, was down $834.7 million compared to 2015 and resulted in an operating margin of 17.7%, compared to 42.3% in the prior year. Adjusted Operating Income of $1,641.2 million in 2016 was up modestly compared to 2015, while Adjusted Operating Margin of 45.5% remained flat compared to 2015.

Interest expense, net in 2016 was ($137.8) million, a $22.7 million increase in expense compared to 2015 reflecting interest on the 2015 Senior Notes which were issued in March 2015 as well as interest on the $300 million of additional borrowings under the 2014 Senior Notes (30-Year) in November 2015.

Other non-operating income, net was $57.1 million in 2016, a $35.8 million increase in income compared to 2015. This increase reflected FX gains of approximately $35 million related to the substantial liquidation of a subsidiary and approximately $15 million of gains relating to the appreciation of the euro relative to the British pound during 2016. FX gains in 2015 were immaterial. This increase in income was partially offset by a $6.4 million benefit from a Legacy Tax Matter in 2015 compared to a $1.6 million benefit in 2016.

The ETR was 50.6% in 2016 compared to 31.2% in the prior year with the increase primarily reflecting the non-deductible nature of the federal portion of the aforementioned Settlement Charge.

Net Income in 2016, which included an approximate $701 million net Settlement Charge more fully described above, was $266.6 million, or $674.7 million lower than prior year. Diluted EPS of $1.36 in 2016, which included: i) a $3.59 Settlement Charge; ii) a $0.04 restructuring charge and iii) an $0.18 FX gain relating to the substantial liquidation of a subsidiary, decreased $3.27 compared to 2015. Excluding all of the aforementioned items in 2016 and a $0.03 benefit from a Legacy Tax Matter in the prior year, Adjusted Diluted EPS of $4.81 in 2016 increased $0.21 primarily reflecting lower diluted weighted average shares outstanding. The reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

MOODY’S 2016 10K	37

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Corporate finance (CFG)	$1,122.3	$1,112.7	1%
Structured finance (SFG)	436.8	449.1	(3%)
Financial institutions (FIG)	368.9	365.6	1%
Public, project and infrastructure finance (PPIF)	412.2	376.4	10%

Total ratings revenue	2,340.2	2,303.8	2%

MIS Other	30.6	30.4	1%

Total external revenue	2,370.8	2,334.2	2%

Intersegment royalty	100.2	93.5	7%

Total MIS Revenue	2,471.0	2,427.7	2%

Expenses:
Operating and SG&A (external)	1,102.1	1,107.2	—
Operating and SG&A (intersegment)	13.5	13.1	(3%)

Adjusted Operating Income	1,355.4	1,307.4	4%

Depreciation and amortization	73.8	66.0	(12%)
Restructuring	10.2	—	NM
Settlement Charge	863.8	—	NM

Operating income	$407.6	$1,241.4	(67%)

Adjusted Operating Margin	54.9%	53.9%
Operating margin	16.5%	51.1%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,370.8 million in 2016 was up 2% compared to 2015 reflecting robust rated issuance volumes for high-yield corporate debt, bank loans and public finance in the second half of 2016 as capital market volatility and elevated credit spreads that hindered issuance in the first half of 2016 subsided. Additionally, the growth reflects the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases. These increases were mostly offset by challenges in the first half of 2016 in both the speculative-grade and investment-grade corporate debt sectors due to elevated credit spreads and market volatility at the time coupled with an unfavorable shift in issuance mix for investment-grade corporate debt. Additionally, there was lower securitization activity in the U.S. in the first half of 2016, primarily in the U.S. CLO and CMBS asset classes, which reflected the aforementioned elevated credit spreads and market volatility as well as uncertainty earlier in the year relating to the December 2016 implementation deadline for certain risk retention regulatory requirements for these asset classes.

Transaction revenue for MIS was 61% in both 2016 and 2015.

In the U.S., revenue was $1,501.9 million in 2016, an increase of $27.6 million compared to 2015 and reflected benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with second half of 2016 growth in rated issuance volumes for high-yield corporate debt and bank loans as well as strong public finance issuance. These increases were partially offset by lower rated issuance volumes for high-yield corporate debt in the first half of 2016 and a decline in investment-grade corporate debt rated issuance volumes which was most notable in the fourth quarter of 2016. Additionally, there were declines in securitization activity in the CLO and CMBS asset classes within SFG in the first half of 2016.

Non-U.S. revenue was $868.9 million in 2016, an increase of $9.0 million compared to 2015 primarily reflecting second half of 2016 growth in high-yield corporate debt and bank loans as well as investment-grade corporate debt. This growth in the second half reflected improved market sentiment following volatility in the first half of 2016 as well as the ECB sponsored CSPP providing a ballast to corporate debt issuance in the EMEA region. The growth over the prior year also reflects changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by lower revenue in the first half of 2016 primarily reflecting declines in investment-grade and high-yield corporate debt across all regions.

38	MOODY’S 2016 10K

Global CFG revenue of $1,122.3 million in 2016 was up 1% compared to 2015. The increase reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with robust rated issuance volumes for high-yield corporate debt and bank loans in the U.S. and EMEA in the second half of 2016 as capital market volatility and elevated credit spreads that hindered issuance in the first half of 2016 subsided. The increase also reflects higher investment-grade rated issuance volumes in EMEA in the second half of 2016 reflecting additional liquidity in the region resulting from the ECB sponsored CSPP. These increases were partially offset by lower rated issuance volumes in the first half of 2016 for investment-grade and speculative-grade corporate debt across all regions due to elevated credit spreads and capital market volatility at the time. Also, there were lower U.S. investment-grade rated issuance volumes in the fourth quarter of 2016 reflecting an increase in benchmark interest rates immediately following the U.S. presidential election in November. Transaction revenue represented 68% of total CFG revenue in 2016, compared to 69% in the prior year period. In the U.S., revenue in 2016 was $762.9 million, or $10.0 million higher than the prior year. Internationally, revenue of $359.4 million in the 2016 was flat compared to the prior year.

Global SFG revenue of $436.8 million in 2016 decreased $12.3 million, or 3%, compared to 2015. In the U.S., revenue of $293.3 million decreased $18.2 million compared to 2015. This decrease primarily reflected lower CLO formation in the first half of 2016 due to elevated credit spreads and declining availability of collateral for these instruments earlier in the year. Additionally, the decrease reflected lower securitization activity in the CMBS asset class reflecting higher average credit spreads over the course of 2016, particularly in the first quarter, as well as uncertainties relating to the implementation of certain risk retention regulatory requirements for this asset class. These declines were partially offset by benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Non-U.S. revenue in 2016 of $143.5 million increased $5.9 million compared to the prior year primarily reflecting growth in RMBS and ABS in EMEA. Transaction revenue was 62% of total SFG revenue in 2016 compared to 64% in the prior year.

Global FIG revenue of $368.9 million in 2016 increased $3.3 million, or 1%, compared to 2015. In the U.S., revenue of $160.1 million increased $3.7 million compared to the prior year primarily reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher M&A related issuance volumes in the insurance sector. These increases were partially offset by reduced banking-related issuance volumes due to market volatility in the first half of 2016. Internationally, revenue was $208.8 million in 2016, or flat compared to 2015 with benefits from changes in the mix of fee type, new fee initiatives and pricing increases and growth in the Asia-Pacific region reflecting higher cross-border issuance from Chinese banks and asset managers being offset by declines in banking-related issuance in EMEA. Transaction revenue was 37% of total FIG revenue in both 2016 and 2015.

Global PPIF revenue was $412.2 million in 2016 and increased $35.8 million, or 10%, compared to 2015. In the U.S., revenue in 2016 was $276.2 million and increased $31.5 million compared to 2015 primarily due to benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as strong growth in public finance issuance in the second half of 2016. This growth in issuance reflects opportunistic refunding activity amidst favorable market conditions as well as higher new issuance volumes to fund municipal infrastructure investment needs. Additionally, the growth in the U.S. reflects higher infrastructure finance revenue. Outside the U.S., PPIF revenue was $136.0 million and increased $4.3 million compared to 2015 reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases as well as higher infrastructure finance revenue in the Americas region. These increases were partially offset by lower project finance revenue across all non-U.S. regions. Transaction revenue was 63% of total PPIF revenue in 2016 compared to 60% in the prior year.

Global MIS Other revenue of $30.6 million in 2016 was flat compared to 2015.

Operating and SG&A expenses in 2016 decreased $5.1 million compared to 2015 primarily reflecting lower non-compensation costs of approximately $25 million reflecting overall cost control initiatives. This decrease was partially offset by higher compensation expenses of approximately $20 million compared to the prior year reflecting annual salary increases coupled with higher incentive compensation costs resulting from higher achievement against full-year targeted results compared to the prior year.

The increase in D&A compared to the prior year reflects capital expenditures related to investments in the Company’s IT and operational infrastructure.

The restructuring charge in 2016 relates to cost management initiatives in the MIS segment as well as in certain corporate overhead functions.

The Settlement Charge is pursuant to an agreement with the DOJ and the attorneys general of 21 U.S. states and the District of Columbia as more fully discussed in Note 19, “Contingencies” within Item 8 of this annual report on Form 10-K.

Adjusted Operating Income was $1,355.4 million and increased $48.0 million compared to the prior year. Operating income in 2016, which includes the aforementioned $863.8 million Settlement Charge, was $407.6 million and decreased $833.8 million compared to the prior year. Adjusted Operating Margin was 54.9% or 100 BPS higher than the prior year. Operating margin was 16.5% in 2016 compared to 51.1% in the prior year, with the decline primarily due to the aforementioned Settlement Charge. Adjusted Operating Income and operating income both include intersegment revenue and expense.

MOODY’S 2016 10K	39

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2016	2015
Revenue:
Research, data and analytics (RD&A)	$667.6	$626.4	7%
Enterprise risk solutions (ERS)	418.8	374.0	12%
Professional services (PS)	147.0	149.9	(2%)

Total external revenue	1,233.4	1,150.3	7%

Intersegment revenue	13.5	13.1	3%

Total MA Revenue	1,246.9	1,163.4	7%

Expenses:
Operating and SG&A (external)	860.9	790.4	(9%)
Operating and SG&A (intersegment)	100.2	93.5	(7%)

Adjusted Operating Income	285.8	279.5	2%

Depreciation and amortization	52.9	47.5	(11%)
Restructuring	1.8	—	NM

Operating income	$231.1	$232.0	—

Adjusted Operating Margin	22.9%	24.0%
Operating margin	18.5%	19.9%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $83.1 million, or 7%, compared to 2015 and reflected growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Additionally, the growth over the prior year reflects benefits from pricing increases within MA’s recurring revenue base. Excluding unfavorable changes in FX rates, MA revenue grew 10% compared to the prior year. Recurring revenue comprised 75% and 74% of total MA revenue in 2016 and 2015, respectively.

In the U.S., revenue of $603.6 million in 2016 increased $68.9 million, and reflected growth in RD&A and ERS. The growth in RD&A reflected strength in credit research subscriptions and licensing of ratings data as well as higher revenue within SAV and ECCA. The increase in ERS revenue reflected growth across all product verticals and included revenue from the acquisition of GGY in March 2016.

Non-U.S. revenue of $629.8 million in 2016 was $14.2 million higher than in 2015 reflecting growth in RD&A and ERS partially offset by unfavorable changes in FX rates. The growth in RD&A primarily reflects strength in credit research subscriptions and licensing of ratings data in the Asia-Pacific region. The increase in ERS was primarily due to higher revenue from the Assets Liability & Capital and Credit Assessment & Origination product verticals in the EMEA region coupled with revenue from the acquisition of GGY. These increases were partially offset by declines in the Credit Assessment & Origination product vertical in the Americas region.

Global RD&A revenue of $667.6 million, which comprised 54% of total external MA revenue in both 2016 and 2015, increased $41.2 million, or 7%, over the prior year period. Excluding unfavorable changes in FX rates, RD&A revenue increased 9% over the prior year. The growth reflected strength in credit research subscriptions and licensing of ratings data as well as higher revenue within SAV and ECCA. The growth compared to 2015 also reflects the benefits of pricing increases. In the U.S., revenue of $389.3 million increased $37.4 million compared to 2015. Non-U.S. revenue of $278.3 million increased $3.8 million compared to the prior year.

Global ERS revenue of $418.8 million in 2016 increased $44.8 million, or 12%, over 2015. Excluding unfavorable changes in FX rates, ERS revenue grew 15% reflecting increases across most product offerings and included revenue from the acquisition of GGY in March of 2016. Additionally, the revenue growth reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $162.9 million increased $31.7 million compared to the prior year. Non-U.S. revenue of $255.9 million increased $13.1 million compared to the prior year.

40	MOODY’S 2016 10K

Global PS revenue of $147.0 million in 2016 decreased $2.9 million, or 2%, from 2015. Excluding the unfavorable impact from changes in FX translation rates, PS revenue was flat compared to the prior year. In the U.S. and internationally revenue was $51.4 million and $95.6 million, respectively, or flat and down 3%, respectively.

The increase in D&A compared to the prior year reflects capital expenditures related to investments in the Company’s IT and operational infrastructure as well as amortization of acquired intangible assets.

Operating and SG&A expenses in 2016 increased $70.5 million compared to 2015. The expense growth primarily reflects an approximate $68 million increase in compensation costs primarily due to higher headcount to support business growth as well as headcount from the acquisition of GGY coupled with annual merit increases.

Adjusted Operating Income was $285.8 million in 2016 and increased $6.3 million compared to the same period in 2015. Operating income of $231.1 million in 2016 decreased $0.9 million compared to the same period in 2015. Adjusted Operating Margin in 2016 was 22.9%, down 110bps from 2015. Operating margin was 18.5% in 2016, down 140bps from the prior year. Operating margin and Adjusted Operating Margin in 2016 were suppressed due to a larger proportion of overhead costs allocated to MA under the Company’s revenue-split methodology. Adjusted operating income and operating income both include intersegment revenue and expense.

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

MOODY’S 2016 10K	41

due to continued investment in the Company’s operations, the acquisition of companies that operate at a margin below Moody’s historical margin as well as the impact of FX translation. Unfavorable changes in FX translation rates negatively impacted operating income and Adjusted Operating Income by approximately $76 million and $79 million, respectively.

»	Non-operating income (expense), net was ($93.8) million compared to net non-operating income of $21.9 million in 2014. The change reflects the $102.8 million ICRA Gain in the prior year and smaller FX gains in 2015.

»	The ETR remained flat compared to 2014. The 2015 ETR includes a benefit relating to a state tax ruling and a change in local tax law relating to income apportionment as well as the resolution of certain domestic and international tax matters. The 2014 ETR reflects a benefit from the favorable resolution of an international tax matter.

»	Diluted EPS of $4.63 in 2015, which included a $0.03 benefit from a Legacy Tax Matter, increased $0.02 over 2014, which included $0.37 for the ICRA Gain as well as a $0.03 benefit from a Legacy Tax Matter. Excluding the benefit from the Legacy Tax Matter in both years as well as the ICRA Gain in 2014, Adjusted Diluted EPS in 2015 of $4.60 was $0.39 higher than 2014 Adjusted Diluted EPS of $4.21. The increase in both diluted EPS and adjusted diluted EPS benefited from a 5.3% reduction in diluted weighted average shares outstanding due to treasury share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs.

Moody’s Corporation

	Year ended December 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
United States	$2,009.0	$1,814.5	11%

International:
EMEA	882.3	952.8	(7%)
Asia-Pacific	364.2	338.3	8%
Americas	229.0	228.7	—

Total International	1,475.5	1,519.8	(3%)

Total	3,484.5	3,334.3	5%

Expenses:
Operating	976.3	930.3	(5%)
SG&A	921.3	869.3	(6%)
Depreciation and amortization	113.5	95.6	(19%)

Total	2,011.1	1,895.2	(6%)

Operating income	$1,473.4	$1,439.1	2%

Adjusted Operating Income (1)	$1,586.9	$1,534.7	3%

Interest expense, net	$(115.1)	$(116.8)	1%
Other non-operating income, net	$21.3	$35.9	(41%)
ICRA Gain	$—	$102.8	(100%)

Non-operating income (expense), net	$(93.8)	$21.9	NM

Net income attributable to Moody’s	$941.3	$988.7	(5%)
Diluted EPS attributable to Moody’s common shareholders	$4.63	$4.61	—
Adjusted Diluted EPS attributable to Moody’s common shareholders (1)	$4.60	$4.21	9%
Operating margin	42.3%	43.2%
Adjusted Operating Margin (1)	45.5%	46.0%

(1)	Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

42	MOODY’S 2016 10K

The table below shows Moody’s global staffing by geographic area:

	December 31,		% Change
	2015	2014
United States	3,365	3,138	7%
International	7,005	6,746	4%

Total	10,370	9,884	5%

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

MOODY’S 2016 10K	43

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

Net Income in 2015, which included a $6.4 million benefit related to the aforementioned Legacy Tax Matter, was $941.3 million, or $4.63 per diluted share. This is a decrease of $47.4 million compared to 2014, which included $78.5 million for the ICRA Gain as well as a $6.4 million benefit related to a Legacy Tax Matter. However, Diluted EPS was up $0.02 reflecting benefits from a 5.3% reduction in diluted weighted average shares outstanding due to treasury share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under the employee stock-based compensation programs. Excluding the $0.37 ICRA Gain in 2014 and benefits from Legacy Tax Matters in both years, Adjusted Diluted EPS of $4.60 in 2015 was $0.39 higher than Adjusted Diluted EPS of $4.21 in the prior year.

SEGMENT RESULTS

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year ended December 31,		% Change Favorable (Unfavorable)
	2015	2014
Revenue:
Corporate finance (CFG)	$1,112.7	$1,109.3	—
Structured finance (SFG)	449.1	426.5	5%
Financial institutions (FIG)	365.6	354.7	3%
Public, project and infrastructure finance (PPIF)	376.4	357.3	5%

Total ratings revenue	2,303.8	2,247.8	2%

MIS Other	30.4	18.0	69%

Total external revenue	2,334.2	2,265.8	3%

Intersegment royalty	93.5	87.6	7%

Total MIS Revenue	2,427.7	2,353.4	3%

Expenses:
Operating and SG&A (external)	1,107.2	1,062.9	(4%)
Operating and SG&A (intersegment)	13.1	13.3	2%

Adjusted Operating Income	1,307.4	1,277.2	2%

Depreciation and amortization	66.0	49.4	(34%)

Operating income	$1,241.4	$1,227.8	1%

Adjusted Operating Margin	53.9%	54.3%
Operating margin	51.1%	52.2%

44	MOODY’S 2016 10K

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

Non-U.S. revenue was $859.9 million in 2015, a decrease of $64.9 million compared to 2014. Excluding unfavorable changes in FX translation rates, revenue grew 4% over the prior year reflecting the favorable impact of changes in the mix of fee type, new fee initiatives and certain pricing increases, higher investment-grade revenue in EMEA, growth across most asset classes within SFG in EMEA and revenue from the ICRA Acquisition. Partially offsetting these increases was lower revenue from rating high-yield corporate debt and bank loans as well as lower indicative ratings revenue in the EMEA region. Additionally, there was an approximate $99 million unfavorable impact relating to changes in FX translation rates.

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

MOODY’S 2016 10K	45

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

46	MOODY’S 2016 10K

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

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 35 countries outside the U.S. In 2016, approximately 36% and 27% of both the Company’s revenue and expenses, respectively were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2016, approximately 62% of Moody’s assets were located outside the U.S. making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to AOCI in the consolidated statements of shareholders’ equity (deficit).

The effects of revaluing assets and liabilities that are denominated in currencies other than a subsidiary’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to partially mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. If the British pound were to weaken 10% relative to the euro, there would be an approximate $3 million unfavorable impact to the fair value of the forward contracts. Additionally, if the Singapore dollar were to devalue 10% compared to the euro, there would be an approximate $3 million unfavorable impact to the fair value of the forward contracts. The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency. Additional information on the Company’s forward contracts can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Additionally, the Company enters into foreign currency forward contracts to hedge the exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against adverse changes in foreign exchange rates. If there is any ineffectiveness in the net investment hedges, any change in the fair value of these hedges allocated to the ineffectiveness would be recognized immediately in other non-operating (expense) income in the Company’s consolidated statements of operations. For the year ended December 31, 2016, all gains and losses on these derivatives designated as net investment hedges were recognized in OCI. If the British pound were to appreciate 10% compared to the euro, there would be an approximate $3 million favorable impact to the foreign currency forward des-

MOODY’S 2016 10K	47

ignated as a net investment hedge with a British pound/euro currency pairing. These adjustments would partially offset the currency translation adjustment component of AOCI. Additional information on the Company’s forward contracts designated as net investment hedges can be found in Note 5 to the consolidated financial statements located in Item 8 of this Form 10K.

Also, the Company has designated €400 million of the 2015 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $42 million unfavorable adjustment to OCI. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

In conjunction with the designation of a portion of the 2015 Senior Notes as a net investment hedge, the Company entered into a cross-currency swap (exchanging €100 million for U.S. dollars) to mitigate FX exposure on the remaining principal balance of the 2015 Senior Notes not designated as a net investment hedge. If the euro were to weaken 10% relative to the U.S. dollar, there would be an approximate $13 million unfavorable impact to the fair value of the cross-currency swap which would be partially offset by favorable revaluation gains on the €100 million of the 2015 Senior Notes which were not designated as a net investment hedge.

Moody’s aggregate cash and cash equivalents and short- term investments of $2.2 billion at December 31, 2016 consisted of $1.7 billion located outside the U.S. Approximately 40% of the Company’s aggregate cash and cash equivalents and short term investments at December 31, 2016 were held in currencies other than USD. As such, a decrease in the value of foreign currencies against the U.S. dollar, particularly the euro and GBP, could reduce the reported amount of USD cash and cash equivalents and short-term investments.

Credit and Interest rate risk:

The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives.

The Company is exposed to interest rate risk on its various outstanding fixed rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed rate of interest on certain of its borrowings to a floating rate based on the 3-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100bps in the LIBOR-based swap rate would result in an approximate $37 million change to the fair value of these interest rate swaps.

Additional information on these interest rate swaps is disclosed in Note 5 to the consolidated financial statements located in Item 8 of this Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flow.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,

	2016	2015	$ Change Favorable (unfavorable)	2015	2014	$ Change Favorable (unfavorable)
Net cash provided by operating activities	$1,226.1	$1,153.6	$72.5	$1,153.6	$1,018.6	$135.0
Net cash provided by (used in) investing activities	$102.0	$(92.0)	$194.0	$(92.0)	$(564.9)	$472.9
Net cash used in financing activities	$(1,009.8)	$(461.0)	$(548.8)	$(461.0)	$(1,064.5)	$603.5
Free Cash Flow*	$1,110.9	$1,064.6	$46.3	$1,064.6	$944.0	$120.6

*	Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

48	MOODY’S 2016 10K

Net cash provided by operating activities

Year ended December 31, 2016 compared to the year ended December 31, 2015:

Net cash flows from operating activities increased $72.5 million compared to the prior year. The following non-cash items partially offset by a decrease in net income of $673.8 million impacted net cash provided by operating activities in the year ended December 31, 2016 compared to the same period in 2015:

»	a $171.2 million decrease primarily relating to a deferred income tax benefit reflecting the deductible portion of the settlement charge which will be paid in 2017; and

»	a $36.6 million decrease primarily relating to an FX gain from the liquidation of a subsidiary.

In addition to the non-cash items discussed above, the following working capital changes resulted in higher net cash flows provided by operating activities:

»	an $863.8 million increase relating to an accrued Settlement Charge in 2016;

»	an approximate $64 million increase due to the timing of income tax payments;

»	an approximate $43 million increase relating to higher deferred revenue reflecting overall business growth; and

»	an approximate $43 million increase reflecting higher incentive compensation payouts in 2015 compared to 2016 as well as higher incentive compensation accruals reflecting greater achievement against full-year targeted results in 2016 compared to 2015;

partially offset by:

»	an approximate $79 million decrease in cash flow from changes in accounts receivable balances primarily reflecting greater growth in accounts receivable in 2016 compared to 2015. Approximately 30% and 33% of the Company’s accounts receivable at December 31, 2016 and 2015, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are billed in arrears.

Additionally, the Company made approximately $22 million in contributions to its funded U.S. pension plan in both 2016 and 2015.

Year ended December 31, 2015 compared to the year ended December 31, 2014:

Net cash flows from operating activities increased $135.0 million compared to the prior year. The following non-cash items partially offset by a decrease in net income of $56.4 million (prior year net income included the non-cash ICRA Gain) impacted cash provided by operating activities in the year ended December 31, 2015 compared to the same period in 2014:

»	a $17.9 million increase in depreciation and amortization primarily reflecting intangible assets acquired in the Company’s 2014 acquisitions as well as an increase in the Company’s capital expenditures to support investment in IT infrastructure and operations; and

»	a $102.8 million increase reflecting the non-cash ICRA Gain in the prior year.

In addition to the non-cash items discussed above, the following working capital changes resulted in higher net cash flows provided by operating activities:

»	a $72.9 million increase in cash flow from changes in accounts receivable balances primarily reflecting overall business growth. Approximately 33% and 29% of the Company’s accounts receivable at December 31, 2015 and 2014, respectively, represent unbilled receivables which primarily reflect certain annual fees in MIS which are billed in arrears;

»	an approximate $34 million increase due to the timing of income tax payments;

partially offset by:

»	an approximate $58 million decrease primarily relating to higher incentive compensation payouts in 2015 compared to 2014 which reflected greater achievement against full-year targeted results in 2014 compared to 2013 as well as higher headcount.

Additionally, the Company made approximately $22 million and $34 million in contributions to its funded U.S. pension plan in 2015 and 2014, respectively.

Net cash provided by (used in) investing activities

Year ended December 31, 2016 compared to the year ended December 31, 2015:

The $194.0 million increase in cash flows provided by investing activities compared to 2015 primarily reflects:

»	higher net maturities of short-term investments of $354.7 million;

MOODY’S 2016 10K	49

Partially offset by:

»	a $73.2 million increase in cash paid for acquisitions and equity investments primarily due to the acquisition of GGY in 2016;

»	net cash paid of $23.1 million for the settlement of forward contracts designated as net investment hedges in 2016 compared to cash received of $39.7 million in 2015; and

»	higher capital expenditures of approximately $26 million reflecting investment in the Company’s IT and operational infrastructure.

Year ended December 31, 2015 compared to the year ended December 31, 2014:

The $472.9 million decrease in cash flows used in investing activities compared to 2014 primarily reflects:

»	two immaterial acquisitions in 2015 compared to three larger transactions in 2014 totaling $239.7 million. The acquisitions in 2014 consisted of additional equity shares acquired of ICRA Limited to achieve a controlling interest as well as the acquisitions of WebEquity and Lewtan.

»	lower net purchases of investments of $237.2 million.

Net cash used in financing activities

Year ended December 31, 2016 compared to the year ended December 31, 2015:

The $548.8 million increase in cash used in financing activities was primarily attributed to:

»	$852.8 million from the issuance of long-term debt in 2015, no long-term debt was issued in 2016;

»	$45.4 million paid to acquire the non-controlling interest of KIS and additional shares of KIS Pricing;

partially offset by:

»	treasury shares repurchased of $738.8 million in 2016 compared to $1,098.1 million repurchased in 2015.

Year ended December 31, 2015 compared to the year ended December 31, 2014:

The $603.5 million decrease in cash used in financing activities was primarily attributed to:

»	treasury shares repurchased of $1,220.5 million in 2014 compared to $1,098.1 million repurchased in 2015;

»	cash paid of $183.8 million in 2014 to obtain 100% ownership in Copal Amba;

»	$300 million paid in 2014 in the early repayment of the Series 2005-1 Notes;

»	a $105.1 million increase from the issuance of long-term debt;

partially offset by:

»	a decrease in proceeds from the exercise of employee stock options of $60.2 million reflecting a lower amount exercised in 2015;

»	higher dividends paid to MCO shareholders of $36.1 million reflecting $1.36 per share paid in 2015 compared to $1.12 per share paid in 2014.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at December 31, 2016 consisted of approximately $1.7 billion located outside of the U.S. Approximately 26% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 95% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided for deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Other Material Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2017. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In December 2016, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share of Moody’s common stock, payable on March 10, 2017 to shareholders of record at the close of business on February 20, 2017. The continued payment of dividends at this

50	MOODY’S 2016 10K

rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $727 million at December 31, 2016. Full-year 2017 total share repurchases are expected to be approximately $500 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

In January 2017, the Company reached an agreement with the DOJ and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims as more fully discussed in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K. In accordance with this agreement, the Company will be required to pay a settlement amount of $863.8 million, most of which is expected to be paid in the first quarter of 2017. Accordingly, in order to manage near-term liquidity needs in light of this settlement payment, the Company began borrowing under its CP Program in the first quarter of 2017 as more fully discussed in “Indebtedness” below.

On February 6, 2008, the Company entered into an operating lease agreement to occupy six floors of an office tower located in the Canary Wharf district of London, England. The Canary Wharf lease has an initial term of 17.5- years with a total of 15 years of renewal options. The total base rent of the Canary Wharf Lease over its initial 17.5-year term is approximately £134 million, and the Company began making base rent payments in 2011. In addition to the base rent payments the Company will be obligated to pay certain customary amounts for its share of operating expenses and tax obligations. The total remaining lease payments as of December 31, 2016 are approximately £86 million, of which approximately £10 million will be paid in the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

On October 20, 2006, the Company entered into an operating lease agreement with 7 World Trade Center, LLC for 589,945 square-feet of an office building located at 7WTC at 250 Greenwich Street, New York, New York, which is serving as Moody’s headquarters. The 7WTC Lease has an initial term of 21 years with a total of 20 years of renewal options. On March 28, 2007, the 7WTC lease agreement was amended for the Company to lease an additional 78,568 square-feet at 7WTC. The total remaining lease payments for the 7WTC leases noted above are $389 million as of December 31, 2016, of which approximately $35 million will be paid during the next twelve months. Payments under this lease agreement are included in the contractual obligations table below.

Indebtedness

At December 31, 2016, Moody’s had $3.4 billion of outstanding debt and $1.0 billion of additional capacity available under the Company’s CP program which is backstopped by the 2015 Facility as more fully discussed in Note 16 to the consolidated financial statements. There were no borrowings outstanding under the CP Program or 2015 Facility at December 31, 2016. In the first quarter of 2017, the Company began issuing CP to manage liquidity needs in light of the settlement payment to be made in the first quarter 2017 relating to a Settlement Charge as more fully discussed in Note 19 to the consolidated financial statements in Item 8 of this Form 10-K. As of February 22, 2017, the Company had $566.0 million of CP borrowings outstanding that have a weighted average maturity and interest rate of 63 days and 1.18%, respectively. At December 31, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. The 2015 Facility, the 2007 Agreement, the 2010 Indenture, the 2012 Indenture, the 2013 Indenture, the 2014 Indenture and the 2015 Indenture contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At December 31, 2016, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at December 31, 2016 is as follows:

Year Ended December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes	Total
2017*	$300.0	$—	$—	$—	$—	$—	$—	$300.0
2018		—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—		—	—	500.0
2021	—			—	—	—	—	—
Thereafter	—	—	500.0	500.0	—	600.0	527.4	2,127.4

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$527.4	$3,377.4

*	On February 16, 2017, the Company notified the holders of the Series 2007-1 Notes that it intends to prepay the notes on March 20, 2017 in accordance with provisions set forth in the 2007 Agreement. Accordingly, the Company will make cash payments to the holders of the Series 2007-1 Notes totaling approximately $316 million in the first quarter of 2017 (payment consists of $300 million of principal, approximately $8 million in accrued interest, and approximately $8 million in pre-payment penalties).

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

MOODY’S 2016 10K	51

Off-Balance Sheet Arrangements

At December 31, 2016, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2016:

		Payments Due by Period

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$4,832.4	$438.3	$690.2	$697.5	$3,006.4
Operating lease obligations	743.9	101.9	161.0	137.2	343.8
Purchase obligations	132.2	55.0	56.5	20.7	—
Capital lease obligations	0.7	0.5	0.2	—	—
Pension obligations (2)	152.9	17.2	45.0	24.6	66.1
Settlement Charge (3)	863.8	863.8	—	—	—

Total(4)	$6,725.9	$1,476.7	$952.9	$880.0	$3,416.3

(1)	Reflects principal payments, related interest and applicable fees due on the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes and the 2015 Facility as described in Note 16 to the consolidated financial statements.

(2)	Reflects projected contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 13 to the consolidated financial statements

(3)	Reflects an agreement with the U.S. DOJ and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to the MIS segment as more fully discussed in Note 19 to the consolidated financial statements.

(4)	The table above does not include the Company’s net long-term tax liabilities of $199.8 million relating to UTB and Legacy Tax Matters, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

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

Constant Currency Measures:

The Company presents certain of its revenue on a constant currency basis because management deems this metric to be a useful measure of assessing the operations of the Company in times of foreign exchange rate volatility. Constant currency measures exclude the impact of changes in foreign exchange rates on operating results. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average foreign exchange translation rates and current year as reported results. Growth rates on a constant currency basis are determined based on the difference between current period revenue translated using prior period comparative weighted average exchange rates and prior period as reported results divided by prior as reported results. Below is a reconciliation of the Company’s as reported revenue changes to the revenue changes on a constant currency basis:

	Year Ended December 31, 2016

	RD&A Revenue		ERS Revenue		PS Revenue		Total External MA Revenue

	$	%	$	%	$	%	$	%
Reported change	$41.2	7%	$44.8	12%	$(2.9)	(2%)	$83.1	7%
FX impact	16.4	2%	9.8	3%	2.6	2%	28.8	3%

Constant currency change	$57.6	9%	$54.6	15%	$(0.3)	—	$111.9	10%

52	MOODY’S 2016 10K

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization as well as goodwill impairment charges because companies utilize productive assets of different ages and use different methods of acquiring productive assets including goodwill. Companies also have different methods of depreciating and amortizing productive assets as well as different methods of valuing goodwill. Adjusted Operating Income also excludes restructuring charges and the Settlement Charge as the frequency and magnitude of these charges may vary widely across periods and companies. Management believes that the exclusion of these items, detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Year Ended December 31,

	2016	2015	2014
Operating income	$638.7	$1,473.4	$1,439.1
Adjustments:
Restructuring	12.0	—	—
Depreciation and amortization	126.7	113.5	95.6
Settlement Charge	863.8	—	—

Adjusted Operating Income	$1,641.2	$1,586.9	$1,534.7

Operating margin	17.7%	42.3%	43.2%
Adjusted Operating Margin	45.5%	45.5%	46.0%

Adjusted Net Income and Diluted EPS

The Company presents these adjusted measures to exclude: i.) the Settlement Charge in 2016, ii.) restructuring charges, iii.) an FX gain related to the substantial liquidation of a subsidiary, iv.) Legacy Tax benefits and v.) the ICRA Gain as the frequency and magnitude of these matters may vary widely across periods and companies. These measures allow for an additional perspective when comparing Moody’s Net Income and diluted earnings per share from period to period. Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amount:

MOODY’S 2016 10K	53

	Year ended December 31,

	2016		2015		2014
Net income attributable to Moody’s common shareholders		$266.6		$941.3		$988.7
Pre-tax restructuring	$12.0		$—		$—
Tax on restructuring	(3.9)		—		—

Net restructuring		8.1		—		—
Pre-tax Settlement Charge	$863.8		$—		$—
Tax on Settlement Charge	(163.1)		—		—

Net Settlement Charge		700.7		—		—
FX gain on liquidation of a subsidiary		(34.8)		—		—
Legacy Tax benefit		—		(6.4)		(6.4)
Pre-tax ICRA Gain	—		—		(102.8)
Tax on ICRA Gain	—		—		24.3

Net ICRA Gain		—		—		(78.5)

Adjusted Net income attributable to Moody’s common shareholders		$940.6		$934.9		$903.8

	Year ended December 31,

	2016		2015		2014
Diluted EPS attributable to Moody’s common shareholders—GAAP		$1.36		$4.63		$4.61
Pre-tax restructuring	$0.06		$—		$—
Tax on restructuring	(0.02)		—		—

Net restructuring		0.04		—		—
Pre-tax Settlement Charge	$4.42		$—		$—
Tax on Settlement Charge	(0.83)		—		—

Net Settlement Charge		3.59		—		—
FX gain on liquidation of a subsidiary		(0.18)		—		—
Legacy Tax benefit		—		(0.03)		(0.03)
Pre-tax ICRA Gain	—		—		(0.48)
Tax on ICRA Gain	—		—		0.11

Net ICRA Gain		—		—		(0.37)

Adjusted Diluted EPS attributable to Moody’s common shareholders		$4.81		$4.60		$4.21

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

54	MOODY’S 2016 10K

	Year Ended December 31,

	2016	2015	2014
Net cash provided by operating activities	$1,226.1	$1,153.6	$1,018.6
Capital additions	(115.2)	(89.0)	(74.6)

Free Cash Flow	$1,110.9	$1,064.6	$944.0

Net cash provided by (used in) investing activities	$102.0	$(92.0)	$(564.9)
Net cash used in financing activities	$(1,009.8)	$(461.0)	$(1,064.5)

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements located in Item 8 on this Form 10-K for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

CONTINGENCIES

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 19 “Contingencies” in this Form 10-K.

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

Those factors, risks and uncertainties include, but are not limited to, world-wide credit market disruptions or an economic slowdown, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s referendum vote whereby the U.K. citizens voted to withdraw from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting world-wide credit markets, international trade and economic policy; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual

MOODY’S 2016 10K	55

results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K for the year ended December 31, 2016, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this Item is set forth under the caption “Market Risk” in Part II, Item 7 on page 47 of this annual report on Form 10-K.

56	MOODY’S 2016 10K

ITEM 8.	FINANCIAL STATEMENTS

Index to Financial Statements

Page(s)
Management’s Report on Internal Control Over Financial Reporting	58
Report of Independent Registered Public Accounting Firm	59
Consolidated Financial Statements:
Consolidated Statements of Operations	60
Consolidated Statements of Comprehensive Income	61
Consolidated Balance Sheets	62
Consolidated Statements of Cash Flows	63
Consolidated Statements of Shareholders’ Equity (Deficit)	64-66
Notes to Consolidated Financial Statements	67-111

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

MOODY’S 2016 10K	57

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

/s/ LINDA S. HUBER

Linda S. Huber

Executive Vice President and Chief Financial Officer

February 23, 2017

58	MOODY’S 2016 10K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moody’s Corporation:

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Moody’s Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moody’s Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Moody’s Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New York, New York

February 23, 2017

MOODY’S 2016 10K	59

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	Year Ended December 31,

	2016	2015	2014
Revenue	$3,604.2	$3,484.5	$3,334.3

Expenses
Operating	1,026.6	976.3	930.3
Selling, general and administrative	936.4	921.3	869.3
Restructuring	12.0	—	—
Depreciation and amortization	126.7	113.5	95.6
Settlement Charge	863.8	—	—

Total expenses	2,965.5	2,011.1	1,895.2

Operating income	638.7	1,473.4	1,439.1

Non-operating (expense) income, net
Interest expense, net	(137.8)	(115.1)	(116.8)
Other non-operating income, net	57.1	21.3	35.9
ICRA Gain	—	—	102.8

Non-operating (expense) income, net	(80.7)	(93.8)	21.9

Income before provision for income taxes	558.0	1,379.6	1,461.0
Provision for income taxes	282.2	430.0	455.0

Net income	275.8	949.6	1,006.0
Less: Net income attributable to noncontrolling interests	9.2	8.3	17.3

Net income attributable to Moody’s	$266.6	$941.3	$988.7

Earnings per share
Basic	$1.38	$4.70	$4.69

Diluted	$1.36	$4.63	$4.61

Weighted average shares outstanding
Basic	192.7	200.1	210.7

Diluted	195.4	203.4	214.7

The accompanying notes are an integral part of the consolidated financial statements.

60	MOODY’S 2016 10K

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$275.8			$949.6			$1,006.0
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(22.2)	$(5.4)	(27.6)	$(110.5)	$(14.7)	(125.2)	$(123.0)	$(10.7)	(133.7)
Foreign currency translation adjustments - reclassification of (gains) losses included in net income	(36.6)	—	(36.6)	(0.1)	—	(0.1)	4.4	—	4.4
Cash Flow Hedges:
Net realized and unrealized loss on cash flow hedges	(1.4)	0.5	(0.9)	(1.1)	—	(1.1)	—	—	—
Reclassification of losses included in net income	6.0	(2.3)	3.7	—	—	—	—	—	—
Available for Sale Securities:
Net unrealized gains on available for sale securities	2.6	—	2.6	3.3	—	3.3	1.0	—	1.0
Reclassification of gains included in net income	—	—	—	(0.9)	—	(0.9)	(0.1)	—	(0.1)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	9.7	(3.7)	6.0	13.5	(5.2)	8.3	7.3	(2.8)	4.5
Net actuarial gains (losses) and prior service costs	0.3	(0.1)	0.2	18.5	(7.1)	11.4	(93.8)	37.1	(56.7)

Total Other Comprehensive Loss	$(41.6)	$(11.0)	(52.6)	$(77.3)	$(27.0)	(104.3)	$(204.2)	$23.6	(180.6)

Comprehensive Income			223.2			845.3			825.4
Less: comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest			(18.0)			8.3			17.3

Comprehensive Income Attributable to Moody’s			$241.2			$837.0			$808.1

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2016 10K	61

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share data)

	December 31,

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,051.5	$1,757.4
Short-term investments	173.4	474.8
Accounts receivable, net of allowances of $25.7 in 2016 and $27.5 in 2015	887.4	802.0
Deferred tax assets, net	—	29.3
Other current assets	140.8	179.6

Total current assets	3,253.1	3,243.1
Property and equipment, net	325.9	306.4
Goodwill	1,023.6	976.3
Intangible assets, net	296.4	299.1
Deferred tax assets, net	316.1	137.7
Other assets	112.2	140.4

Total assets	$5,327.3	$5,103.0

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,444.3	$566.6
Deferred tax liabilities, net	—	16.7
Current portion of long-term debt	300.0	—
Deferred revenue	683.9	635.2

Total current liabilities	2,428.2	1,218.5
Non-current portion of deferred revenue	134.1	132.5
Long-term debt	3,063.0	3,380.6
Deferred tax liabilities, net	104.3	83.8
Unrecognized tax benefits	199.8	203.4
Other liabilities	425.2	417.2

Total liabilities	6,354.6	5,436.0

Contingencies (Note 19)	—	—
Shareholders’ (deficit) equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2016 and December 31, 2015, respectively.	3.4	3.4
Capital surplus	477.2	451.3
Retained earnings	6,688.9	6,709.0
Treasury stock, at cost; 152,208,231 and 146,826,744 shares of common stock at December 31, 2016 and December 31, 2015, respectively	(8,029.6)	(7,389.2)
Accumulated other comprehensive loss	(364.9)	(339.5)

Total Moody’s shareholders’ deficit	(1,225.0)	(565.0)
Noncontrolling interests	197.7	232.0

Total shareholders’ deficit	(1,027.3)	(333.0)

Total liabilities, noncontrolling interests and shareholders’ deficit	$5,327.3	$5,103.0

The accompanying notes are an integral part of the consolidated financial statements.

62	MOODY’S 2016 10K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Year Ended December 31,

	2016	2015	2014
Cash flows from operating activities
Net income	$275.8	$949.6	$1,006.0
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	126.7	113.5	95.6
Stock-based compensation	98.1	87.2	80.4
FX gain relating to liquidation and sale of subsidiaries	(36.6)	—	—
Deferred income taxes	(153.1)	18.1	29.9
Excess tax benefits from settlement of stock-based compensation awards	(33.1)	(44.5)	(58.7)
ICRA Gain	—	—	(102.8)
Legacy Tax Matters	(1.6)	(6.4)	(6.4)
Changes in assets and liabilities:
Accounts receivable	(104.8)	(25.4)	(98.3)
Other current assets	37.0	(28.9)	(41.0)
Other assets	6.6	(13.1)	(1.7)
Accounts payable and accrued liabilities	908.7	51.4	59.2
Deferred revenue	74.9	31.6	38.4
Unrecognized tax benefits and other non-current tax liabilities	2.2	(10.9)	30.6
Other liabilities	25.3	31.4	(12.6)

Net cash provided by operating activities	1,226.1	1,153.6	1,018.6

Cash flows from investing activities
Capital additions	(115.2)	(89.0)	(74.6)
Purchases of investments	(379.9)	(688.2)	(406.3)
Sales and maturities of investments	699.5	653.1	134.0
Cash paid for acquisitions, net of cash acquired and equity investments	(80.8)	(7.6)	(239.7)
Receipts from settlements of net investment hedges	3.8	39.7	21.7
Payments for settlements of net investment hedges	(26.9)	—	—
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	1.5	—	—

Net cash provided by (used in) investing activities	102.0	(92.0)	(564.9)

Cash flows from financing activities
Issuance of notes	—	852.8	747.7
Repayment of notes	—	—	(300.0)
Proceeds from stock-based compensation plans	77.8	89.2	149.4
Repurchase of shares related to stock-based compensation	(44.4)	(59.5)	(51.4)
Excess tax benefits from settlement of stock-based compensation awards	33.1	44.5	58.7
Treasury shares	(738.8)	(1,098.1)	(1,220.5)
Dividends	(285.1)	(272.1)	(236.0)
Dividends to noncontrolling interests	(6.7)	(6.8)	(11.8)
Payment for noncontrolling interest	(45.4)	—	(183.8)
Contingent consideration	(0.2)	(1.5)	(10.3)
Debt issuance costs and related fees	(0.1)	(9.5)	(6.5)

Net cash used in financing activities	(1,009.8)	(461.0)	(1,064.5)

Effect of exchange rate changes on cash and cash equivalents	(24.2)	(62.7)	(89.2)

Increase (Decrease) in cash and cash equivalents	294.1	537.9	(700.0)
Cash and cash equivalents, beginning of period	1,757.4	1,219.5	1,919.5

Cash and cash equivalents, end of period	$2,051.5	$1,757.4	$1,219.5

The accompanying notes are an integral part of the consolidated financial statements

MOODY’S 2016 10K	63

MOODY’S CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2013	342.9	$3.4	$405.8	$5,302.1	(128.9)	$(5,319.7)	$(54.6)	$337.0	$10.9	$347.9
Net income				988.7				988.7	7.9	996.6
Dividends				(246.5)				(246.5)	(6.9)	(253.4)
Non-controlling interest resulting from majority acquisition of ICRA								—	218.8	218.8
Stock-based compensation			80.6					80.6		80.6
Shares issued for stock-based compensation plans at average cost, net			(58.0)		4.2	156.0		98.0		98.0
Net excess tax benefits upon settlement of stock-based compensation awards			54.7					54.7		54.7
Adjustment to redemption value of redeemable noncontrolling interest			(99.2)					(99.2)		(99.2)
Treasury shares repurchased					(13.8)	(1,220.5)		(1,220.5)		(1,220.5)
Currency translation adjustment, (net of tax of $10.7 million)							(129.3)	(129.3)		(129.3)
Net actuarial losses and prior service cost (net of tax of $37.1 million)							(56.7)	(56.7)		(56.7)
Amortization of prior service costs and actuarial losses, (net of tax of $2.8 million)							4.5	4.5		4.5
Net unrealized gain on available for sale securities							0.9	0.9		0.9

Balance at December 31, 2014	342.9	$3.4	$383.9	$6,044.3	(138.5)	$(6,384.2)	$(235.2)	$(187.8)	$230.7	$42.9

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

64	MOODY’S 2016 10K

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2014	342.9	$3.4	$383.9	$6,044.3	(138.5)	$(6,384.2)	$(235.2)	$(187.8)	$230.7	42.9
Net income				941.3				941.3	8.3	949.6
Dividends				(276.6)				(276.6)	(7.0)	(283.6)
Stock-based compensation			87.5					87.5		87.5
Shares issued for stock-based compensation plans at average cost, net			(63.5)		2.6	93.1		29.6		29.6
Net excess tax benefits upon settlement of stock-based compensation awards			43.4					43.4		43.4
Treasury shares repurchased					(10.9)	(1,098.1)		(1,098.1)		(1,098.1)
Currency translation adjustment (net of tax of $14.7 million)							(125.3)	(125.3)		(125.3)
Net actuarial losses and prior service cost (net of tax of $7.1 million)							11.4	11.4		11.4
Amortization of prior service costs and actuarial losses, (net of tax of $5.2 million)							8.3	8.3		8.3
Net unrealized gain on available for sale securities							2.4	2.4		2.4
Net realized loss on cash flow hedges							(1.1)	(1.1)		(1.1)

Balance at December 31, 2015	342.9	$3.4	$451.3	$6,709.0	(146.8)	$(7,389.2)	$(339.5)	$(565.0)	$232.0	(333.0)

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

MOODY’S 2016 10K	65

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Total Moody’s Shareholders’ Equity (Deficit)	Non- Controlling Interests	Total Shareholders’ Equity

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2015	342.9	$3.4	$451.3	$6,709.0	(146.8)	$(7,389.2)	$(339.5)	$(565.0)	$232.0	(333.0)
Net income				266.6				266.6	9.2	275.8
Dividends				(286.7)				(286.7)	(6.7)	(293.4)
Stock-based compensation			98.4					98.4		98.4
Shares issued for stock-based compensation plans at average cost, net			(65.0)		2.3	98.4		33.4		33.4
Net excess tax benefits upon settlement of stock-based compensation awards			32.0					32.0		32.0
Purchase of noncontrolling interest			(39.5)					(39.5)	(9.6)	(49.1)
Treasury shares repurchased					(7.7)	(738.8)		(738.8)		(738.8)
Currency translation adjustment (net of tax of $5.4 million)							(34.2)	(34.2)	(30.0)	(64.2)
Net actuarial losses and prior service cost (net of tax of $0.1 million)							0.2	0.2		0.2
Amortization of prior service costs and actuarial losses, (net of tax of $3.7 million)							6.0	6.0		6.0
Net unrealized gain on available for sale securities							(0.2)	(0.2)	2.8	2.6
Net realized and unrealized gain on cash flow hedges (net of tax of $1.8 million)							2.8	2.8		2.8

Balance at December 31, 2016	342.9	$3.4	$477.2	$6,688.9	(152.2)	$(8,029.6)	$(364.9)	$(1,225.0)	$197.7	$(1,027.3)

The accompanying notes are an integral part of the consolidated financial statements.

66	MOODY’S 2016 10K

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

NOTE 1	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) research and analytical services. Moody’s has two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides research and analytical services along with financial training and certification programs.

In the first quarter of 2016, the Company adopted ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” on a prospective basis, and accordingly, prior year comparative periods have not been adjusted. This ASU requires the classification of all deferred income tax assets and liabilities as noncurrent on the balance sheet.

In the first quarter of 2016, the Company adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” on a retrospective basis. This ASU requires a company to present debt issuance costs in the balance sheet as a reduction of debt rather than as an asset. The impact to the Company’s balance sheet as of December 31, 2016 and 2015 relating to the adoption of this ASU is set forth in the table below:

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

	As reported December 31, 2015	Reclassification	December 31, 2015 As adjusted	As reported December 31, 2016	Reclassification	December 31, 2016 Under previous accounting guidance
Long-term debt	$3,401.0	$(20.4)	$3,380.6	$3,063.0	$17.7	$3,080.7
Other assets	$160.8	$(20.4)	$140.4	$112.2	$17.7	$129.9

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MOODY’S 2016 10K	67

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

Research and development costs were $40.1 million, $29.1 million, and $37.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of products in the ERS business and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC were immaterial for the years ended December 31, 2016, 2015 and 2014.

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

The Company evaluates the recoverability of goodwill using a three-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company must perform a third step of the impairment test to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than its carrying value, the difference is recognized as an impairment charge. The Company evaluates its reporting units for impairment on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments or if there are indicators of potential impairment. For the reporting units where the Company is consistently able to conclude that an impairment does not exist using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. Goodwill is assigned to a reporting unit at the date when an acquisition is integrated into one of the established reporting units, and is based on which reporting unit is expected to benefit from the synergies of the acquisition.

For purposes of assessing the recoverability of goodwill, the Company has six primary reporting units at December 31, 2016: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and four

68	MOODY’S 2016 10K

reporting units within MA: RD&A, ERS, FSTC and MAKS. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. The MAKS reporting unit consists of research and analytical services.

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

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under stock option and restricted stock plans. The Company has also established a pool of additional paid-in capital related to the net Excess Tax Benefits relating to employee share-based compensation, which is available to absorb any recognized tax shortfalls.

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

MOODY’S 2016 10K	69

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

In the MIS segment, revenue attributed to initial ratings of issued securities is recognized when the rating is issued. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of commercial mortgage-backed securities, structured credit, international residential mortgage-backed and asset-backed securities, issuers can elect to pay the monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities, which was approximately 25 years on a weighted average basis at December 31, 2016. At December 31, 2016, 2015 and 2014, deferred revenue related to these securities was approximately $133 million, $121 million, and $107 million, respectively.

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

MIS estimates revenue for ratings of commercial paper for which, in addition to a fixed annual monitoring fee, issuers are billed quarterly based on amounts outstanding. Revenue is accrued each quarter based on estimated amounts outstanding and is billed when actual data is available. The estimate is determined based on the issuers’ most recent reported quarterly data. At December 31, 2016, 2015 and 2014, accounts receivable included approximately $25 million, $24 million, and $22 million, respectively, related to accrued commercial paper revenue. Historically, MIS has not had material differences between the estimated revenue and the actual billings. Furthermore, for certain annual monitoring services, fees are not invoiced until the end of the annual monitoring period and revenue is accrued ratably over the monitoring period. At December 31, 2016, 2015, and 2014, accounts receivable included approximately $159.1 million, $146.4 million, and $127.8 million, respectively, relating to accrued monitoring service revenue.

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

70	MOODY’S 2016 10K

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

For claims, litigation and proceedings and governmental investigations and inquires not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, where a loss is reasonably possible, management does not record a liability because of uncertainties related to the probable outcome and/or the amount or range of loss, but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some of them, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

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

MOODY’S 2016 10K	71

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

Foreign Currency Translation

For all operations outside the U.S. where the Company has designated the local currency as the functional currency, assets and liabilities are translated into U.S. dollars using end of year exchange rates, and revenue and expenses are translated using average exchange rates for the year. For these foreign operations, currency translation adjustments are accumulated in a separate component of shareholders’ deficit.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other retirement plans, gains and losses on derivative instruments designated as net investment hedges or cash flow hedges and unrealized gains and losses on securities designated as ‘available-for-sale’ under Topic 320 of the ASC. Comprehensive income items, including cumulative translation adjustments of entities that are less-than-wholly-owned subsidiaries, will be reclassified to noncontrolling interests and thereby, adjusting accumulated other comprehensive income proportionately in accordance with the percentage of ownership interest of the NCI shareholder.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740. Therefore, income tax expense is based on reported income before income taxes and deferred income taxes reflect the effect of temporary differences between the amounts of assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In 2016, the Company adopted ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” whereby all deferred income tax assets and liabilities as well as any related valuation allowances are classified as noncurrent on the balance sheet.

The Company classifies interest related to unrecognized tax benefits as a component of interest expense in its consolidated statements of operations. Penalties are recognized in other non-operating expenses. For uncertain tax positions (“UTPs”), the Company first determines whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

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

72	MOODY’S 2016 10K

Also, the Company uses derivative instruments, as further described in Note 5, to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets.

The Company also was subject to contingent consideration obligations related to certain of its acquisitions as more fully discussed in Note 10. These obligations were carried at their estimated fair value within the Company’s consolidated balance sheets.

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

The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposits and high-grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2016 and 2015. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2016 or 2015.

Earnings (Loss) per Share of Common Stock

Basic shares outstanding is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted shares outstanding is calculated giving effect to all potentially dilutive common shares, assuming that such shares were outstanding and dilutive during the reporting period.

Pension and Other Retirement Benefits

Moody’s maintains various noncontributory DBPPs as well as other contributory and noncontributory retirement plans. The expense and assets/liabilities that the Company reports for its pension and other retirement benefits are dependent on many assumptions concerning the outcome of future events and circumstances. These assumptions represent the Company’s best estimates and may vary by plan. The differences between the assumptions for the expected long-term rate of return on plan assets and actual experience is spread over a five-year period to the market-related value of plan assets which is used in determining the expected return on assets component of annual pension expense. All other actuarial gains and losses are generally deferred and amortized over the estimated average future working life of active plan participants.

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

MOODY’S 2016 10K	73

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU outlines a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which defers the effective date of the ASU for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted up to the original effective date of December 15, 2016. In addition, during 2016, the FASB issued additional updates clarifying the implementation guidance for the new revenue recognition standard.

The Company intends to adopt the new revenue guidance as of January 1, 2018 using the modified retrospective transition method and is currently evaluating the impact that adoption of these updates will have on its consolidated financial statements. Currently, the Company believes this ASU will have an impact on, but is not limited to: i) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period; ii) the accounting for certain ERS revenue arrangements where VSOE is not currently available under ASC 605 should result in the acceleration of revenue recognition and iii) the capitalization of certain contract implementation costs for its ERS business which will be expensed as incurred under the new standard.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the Company’s financial statements. The Company believes that the most pertinent impact to its financial statements upon the adoption of this ASU will relate to the discontinuance of the available-for-sale classification for investments in equity securities (unrealized gains and losses were recorded through OCI). Accordingly, subsequent to adoption of this ASU, changes in the fair value of equity securities held by the Company will be recorded through earnings.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows will depend on classification as either a finance or operating lease. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. This standard must be adopted using a modified retrospective approach whereby leases will be presented in accordance with the new standard as of the earliest period presented. The Company is currently evaluating the impact of this ASU on the Company’s financial statements. The Company believes that the most notable impact to its financial statements upon the adoption of this ASU will be the recognition of a material right-of-use asset and lease liability for its real estate leases.

In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting”. This ASU amends the accounting for an investment not previously accounted for under the equity method that subsequently qualifies for the equity method of accounting. It requires a company to add the cost of the additional interest acquired to its current basis and the commencement of the equity method of accounting when the criteria are met. In addition, the unrealized gains or losses in accumulated other comprehensive related to an available for sale equity security should be recognized through earnings if the investment subsequently qualifies for the equity method of accounting. The amendments of this ASU are effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU will only impact the Company if an investment not previously accounted for under the equity method qualifies for accounting under the equity method.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. This ASU changes various aspects related to the accounting for share-based payments including: i) accounting for Excess Tax Benefits and shortfalls; ii) the accounting for forfeitures; iii) restrictions on the value of shares retained by an entity to fund the employee’s portion of payroll taxes; and iv) classification of Excess Tax Benefits in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted if all amendments are adopted in the same period. The Company expects that the most significant effect of this ASU will be the impact on its reported Net Income and Diluted EPS as Excess Tax Benefits and shortfalls will be recorded to the provision for income taxes under this ASU as compared to an adjustment to capital surplus under current GAAP. The Company will adopt this ASU in the first quarter of 2017. The Company expects that the adoption of this ASU will result in a benefit to the 2017 ETR of approximately 200 BPS, or a $0.15 benefit per diluted share. This estimated impact is subject to change based on the trading price of the Company’s stock on the date that stock-based compensation awards are exercised/delivered and on the volume of employee exercises/delivery of restricted stock. Due to the sensitivity that Moody’s stock price has on the value of the Excess Tax Benefit/Shortfall, the impact in a given year may not be indicative of the impact in future years.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost which will require entities to estimate expected credit losses over the lifetime of the instrument. This

74	MOODY’S 2016 10K

may result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, an allowance for credit losses will be recognized as a contra account to the amortized cost carrying value of the asset rather than a direct reduction to the carrying value, with changes in the allowance impacting earnings. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this ASU on its financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on accounts receivable.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows with the intent to alleviate diversity in practice for classifying various types of cash flows. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will apply this clarification guidance in its statements of cash flows upon adoption.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory”. This ASU requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, instead of deferring recognition until the asset has been sold to a third party as required under current GAAP. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017, using a modified retrospective approach, with the cumulative effect recognized through retained earnings at the date of adoption. Early adoption is permitted. The Company intends to early adopt this ASU in the first quarter of 2017 and does not anticipate it will have a material impact on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted. Upon adoption, the Company will apply the guidance in this ASU when evaluating whether acquired assets and activities constitute a business.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. This ASU removes the step of the goodwill impairment assessment in which a company must measure a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the ASU, goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted. The Company intends to early adopt this ASU for impairment assessments performed in 2017.

NOTE 3	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2016	2015	2014
Basic	192.7	200.1	210.7
Dilutive effect of shares issuable under stock-based compensation plans	2.7	3.3	4.0

Diluted	195.4	203.4	214.7

Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.6	0.7	0.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2016, 2015 and 2014. These assumed proceeds include Excess Tax Benefits and any unrecognized compensation on the awards.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

MOODY’S 2016 10K	75

NOTE 4	CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2016
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$189.0	$—	$189.0	$189.0	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,190.5	$—	$1,190.5	$1,017.0	$173.4	$0.1
Fixed maturity and open ended mutual funds (2)	$27.0	$5.6	$32.6	$—	$—	$32.6

	As of December 31, 2015
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$188.3	$—	$188.3	$188.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,307.3	$—	$1,307.3	$809.4	$474.8	$23.1
Fixed maturity and open ended mutual funds (2)	$28.7	$3.2	$31.9	$—	$—	$31.9

(1)	Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both December 31, 2016 and December 31, 2015. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 15 months at December 31, 2016 and one month to 27 months at December 31, 2015. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from six months to 19 months and 11 months to 31 months at December 31, 2016 and December 31, 2015 respectively.

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

Derivatives and non-derivative instruments designated as accounting hedges:

Interest Rate Swaps

The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statement of operations.

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	Notional Amount As of December 31,		Floating Interest Rate
Hedged Item		2016	2015
$500M fixed-rate 2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
$450M fixed-rate 2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
$500M fixed-rate 2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$80.0	—	3-month LIBOR

76	MOODY’S 2016 10K

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of Income Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2016	2015	2014
Derivatives Designated as Fair Value Accounting Hedges	Location on Consolidated Statement of Operations
Interest rate swaps	Interest expense, net	$11.2	$15.2	$11.7

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

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, any change in the fair value are recorded in AOCI in the foreign currency translation account. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding forward contracts that are designated as net investment hedges:

	December 31, 2016		December 31, 2015
	Sell	Buy	Sell	Buy
Notional amount of net investment hedges:
Contracts to sell GBP for euros	£22.1	€26.4	£21.2	€29.1
Contracts to sell Japanese yen for USD	¥—	$—	¥19,400.0	$161.8

The outstanding contracts to sell GBP for euros mature in June 2017. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

MOODY’S 2016 10K	77

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion), net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion), net of tax
Derivatives and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
FX forwards	$(12.0)	$13.4	$19.4	$—	$—	$—
Long-term debt	7.8	4.7	—	—	—	—

Total net investment hedges	$(4.2)	$18.1	$19.4	$—	$—	$—

Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Cross currency swap	$(0.9)	$—	$—	$(3.7)*	$—	$—
Treasury rate lock	—	(1.1)	—	—	—	—

Total cash flow hedges	(0.9)	(1.1)	—	(3.7)	—	—

Total	$(5.1)	$17.0	$19.4	$(3.7)	$—	$—

*	Reflects $6 million in losses recorded in other non-operating income, net and $2.3 million relating to the tax effect of the aforementioned item.

The cumulative amount of realized and unrecognized net investment and cash flow hedge gains/(losses) recorded in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax

	December 31, 2016	December 31, 2015
Net investment hedges
FX forwards	$22.3	$34.3
Long-term debt	12.5	4.7

Total net investment hedges	$34.8	$39.0

Cash flow hedges
Treasury rate lock	(1.1)	(1.1)
Cross currency swap	2.8	—

Total losses on cash flow hedges	1.7	(1.1)

Total net gains in AOCI	$36.5	$37.9

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through June 2017.

78	MOODY’S 2016 10K

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2016				December 31, 2015
	Sell		Buy		Sell		Buy
Notional Amount of Currency Pair:
Contracts to sell USD for euros		$—		€—		$70.1		€63.4
Contracts to purchase euros with Singapore dollars	S$	55.5		€36.0	S$	55.2		€35.5
Contracts to sell euros for Singapore dollars		€—	S$	—		€1.4	S$	2.2
Contracts to sell euros for GBP		€31.0		£25.9		€23.1		£16.7

NOTE: € = Euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar

The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
		2016	2015	2014
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations
Foreign exchange forwards	Other non-operating income, net	$(7.2)	$(2.8)	$(2.0)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments

	Balance Sheet Location	December 31, 2016	December 31, 2015
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$0.6	$0.4
Interest rate swaps	Other assets	7.0	12.1

Total derivatives designated as accounting hedges		7.6	12.5

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	0.1

Total assets		$7.6	$12.6

Liabilities:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	$—	$1.2
Interest rate swaps	Other non-current liabilities	0.8	0.3

Total derivatives designated as accounting hedges		0.8	1.5

Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	421.9	434.5
Derivatives not designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	3.8	7.0
FX forwards on certain assets and liabilities	Accounts payable and. accrued liabilities	0.8	1.9

Total liabilities		$427.3	$444.9

MOODY’S 2016 10K	79

NOTE 6	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,

	2016	2015
Office and computer equipment (3 – 10 year estimated useful life)	$189.1	$172.1
Office furniture and fixtures (3 – 10 year estimated useful life)	47.1	45.4
Internal-use computer software (1 – 10 year estimated useful life)	452.1	387.0
Leasehold improvements and building (2 – 20 year estimated useful life)	233.1	220.8

Total property and equipment, at cost	921.4	825.3
Less: accumulated depreciation and amortization	(595.5)	(518.9)

Total property and equipment, net	$325.9	$306.4

Depreciation and amortization expense related to the above assets was $92.5 million, $81.6 million, and $67.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$83.4
Additional consideration paid to sellers in the third quarter 2016(1)	3.1

Total consideration	$86.5

(1) Represents additional consideration paid to the sellers for amounts withheld at closing pending the completion of certain administrative matters

80	MOODY’S 2016 10K

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$11.7
Property and equipment, net		2.0
Indemnification assets		1.5
Intangible assets:
Trade name (19 year weighted average life)	$3.7
Client relationships (21 year weighted average life)	13.8
Software (7 year weighted average life)	16.6

Total intangible assets (14 year weighted average life)		34.1
Goodwill		59.4
Liabilities		(22.2)

Net assets acquired		$86.5

Current assets in the table above include acquired cash of $7.5 million. Additionally, current assets include accounts receivable of $2.9 million. Goodwill, which has been assigned to the MA segment, is not deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTBs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2016.

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

Lewtan Technologies

On October 27, 2014, a subsidiary of the Company acquired 100% of Lewtan Technologies, a leading provider of analytical tools and data for the global structured finance market. The acquisition of Lewtan bolstered MA’s Structured Analytics and Valuations (SAV) business within its RD&A LOB, which provides an extensive data and analytics library for securitized assets. The aggregate purchase price is not material. Lewtan operates in the RD&A LOB of MA and goodwill related to this acquisition was allocated to the RD&A reporting unit.

WebEquity Solutions, LLC

On July 17, 2014, a subsidiary of the Company acquired 100% of WebEquity Solutions, LLC, a leading provider of cloud-based loan origination solutions for financial institutions. The payment of $130.5 million was funded with cash on hand. This acquisition enhanced MA’s risk management product portfolio.

MOODY’S 2016 10K	81

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of the acquisition:

Current assets		$3.0
Property and equipment, net		2.3
Intangible assets:
Client relationships (18 year weighted average life)	$42.8
Software (15 year weighted average life)	11.5
Trade name (4 year weighted average life)	0.5

Total intangible assets (17 year weighted average life)		54.8
Goodwill		77.6
Liabilities assumed		(7.2)

Net assets acquired		$130.5

The acquired goodwill, which has been assigned to the MA segment, will be deductible for tax.

As of the date of the acquisition, WebEquity is part of the ERS reporting unit.

ICRA Limited

On June 26, 2014, a subsidiary of the Company acquired 2,154,722 additional shares of ICRA Limited, a publicly traded company in India. ICRA is a leading provider of credit ratings and research in India and extends MIS’s reach in the growing domestic debt market in India as well as other emerging markets in the region. The acquisition of the additional shares increased Moody’s ownership stake in ICRA from 28.5% to just over 50%, resulting in a controlling interest in ICRA. Moody’s consolidates ICRA’s financial statements on a three-month lag.

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

The table below details the total consideration relating to the ICRA step-acquisition:

Cash paid	$86.0
Fair value of equity interest in ICRA prior to obtaining a controlling interest	124.9

Total consideration	$210.9

The cash paid in the table above was funded above using Moody’s non-U.S. cash on hand.

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$25.4
Property and equipment, net		15.1
Intangible assets:
Trade name (36 year weighted average life)	$46.8
Client relationships (19 year weighted average life)	33.8
Other (17 year weighted average life)*	18.3

Total intangible assets (26 year weighted average life)		98.9
Goodwill		296.7
Other assets		56.3
Liabilities		(62.7)
Fair value of non-controlling interest assumed		(218.8)

Net assets acquired		$210.9

*	Primarily consists of acquired technical know-how and ratings methodologies

82	MOODY’S 2016 10K

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

ICRA operates at its own reporting unit for purposes of the Company’s annual goodwill impairment assessment.

In the fourth quarter of 2016, ICRA divested its interest in ICTEAS, which is part of the MIS Other LOB, and resulted in an immaterial gain. The impact of ICTEAS’s operations, financial position and cash flows were not material to Moody’s.

NOTE 8	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31, 2016
	MIS			MA			Consolidated

	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	61.0	—	61.0	61.0	—	61.0
Goodwill derecognized upon sale of subsidiary	(3.2)	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	(4.2)	—	(4.2)	(6.3)	—	(6.3)	(10.5)	—	(10.5)

Ending balance	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6

	Year Ended December 31, 2015
	MIS			MA			Consolidated

	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$298.7	$—	$298.7	$734.6	$(12.2)	$722.4	$1,033.3	$(12.2)	$1,021.1
Additions/adjustments	3.7	—	3.7	5.0	—	5.0	8.7	—	8.7
Foreign currency translation adjustments	(18.0)	—	(18.0)	(35.5)	—	(35.5)	(53.5)	—	(53.5)

Ending balance	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3

The 2016 goodwill derecognized for the MIS segment in the table above relates to the divestiture of ICTEAS in the fourth quarter of 2016 as more fully discussed in Note 7. The 2016 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of GGY. The 2015 additions/adjustments for the MIS segment in the table above relate to the acquisition of Equilibrium. The 2015 additions/adjustments for the MA segment primarily reflect an adjustment to an indemnification asset recognized as part of the Copal acquisition, goodwill acquired from the acquisition of a business from BlackBox Logic and adjustments to deferred revenue balances and deferred tax assets recognized as part of the Lewtan acquisition.

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

MOODY’S 2016 10K	83

Acquired intangible assets and related amortization consisted of:

	December 31,

	2016	2015
Customer relationships	$310.1	$298.4
Accumulated amortization	(124.4)	(110.0)

Net customer relationships	185.7	188.4

Trade secrets	29.9	29.7
Accumulated amortization	(25.6)	(23.1)

Net trade secrets	4.3	6.6

Software	87.7	74.7
Accumulated amortization	(54.9)	(47.7)

Net software	32.8	27.0

Trade names	75.3	72.4
Accumulated amortization	(19.9)	(16.2)

Net trade names	55.4	56.2

Other (1)	43.5	44.3
Accumulated amortization	(25.3)	(23.4)

Net other	18.2	20.9

Total	$296.4	$299.1

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,

	2016	2015	2014
Amortization expense	$34.2	$31.9	$28.4

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2017	$31.4
2018	26.0
2019	22.9
2020	21.2
2021	20.5
Thereafter	174.4

Total estimated future amortization	$296.4

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For all intangible assets, there were no such events or changes during 2016, 2015 or 2014 that would indicate that the carrying amount of amortizable intangible assets in any of the Company’s reporting units may not be recoverable.

NOTE 9	RESTRUCTURING

In September 2016, the Company approved a restructuring plan relating to cost management initiatives in the MIS segment as well as in certain corporate overhead functions. This restructuring plan consists solely of headcount reductions, which when combined with an

84	MOODY’S 2016 10K

immaterial restructuring in the first half of 2016, represented approximately 1% of the Company’s workforce. The entire charge for these actions will result in cash outlays that will be paid out over the next nine months. The cumulative amount of expense incurred from inception through December 31, 2016 for these actions was $12.0 million. Actions under these plans were substantially complete at September 30, 2016.

Total expenses included in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,

	2016	2015	2014
Restructuring	$12.0	$—	$—

Changes to the restructuring liability during the first twelve months of 2016 were as follows:

Employee Termination Costs
Severance
Balance at January 1, 2016	$—
Cost incurred and adjustments	12.0
Cash payments	(5.7)

Balance at December 31, 2016	$6.3

As of December 31, 2016 the remaining restructuring liability of $6.3 million relating to severance is expected to be paid out during the year ending December 31, 2017. This liability is recorded within accounts payable and accrued liabilities in the Company’s consolidated balance sheet at December 31, 2016.

NOTE 10	FAIR VALUE

The table below presents information about items which are carried at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

		Fair Value Measurement as of December 31, 2016

	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$7.6	$—	$7.6
	Money market mutual funds	189.0	189.0	—
	Fixed maturity and open ended mutual funds	32.6	32.6	—

	Total	$229.2	$221.6	$7.6

Liabilities:
	Derivatives (a)	$5.4	$—	$5.4

	Total	$5.4	$—	$5.4

		Fair Value Measurement as of December 31, 2015

	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$12.6	$—	$12.6
	Money market mutual funds	188.3	188.3	—
	Fixed maturity and open ended mutual funds	31.9	31.9	—

	Total	$232.8	$220.2	$12.6

Liabilities:
	Derivatives (a)	$10.4	$—	$10.4

	Total	$10.4	$—	$10.4

MOODY’S 2016 10K	85

(a)	Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as interest rate swaps and cross-currency swaps as more fully described in Note 5 to the financial statements.

The following table summarizes the changes in the fair value of the Company’s Level 3 liabilities:

	Changes in Contingent Consideration for Years Ended December 31,

	2015	2014
Balance as of January 1	$2.1	$17.5
Contingent consideration payments	(1.9)	(16.5)
Losses included in earnings	—	1.3
Foreign currency translation adjustments	(0.2)	(0.2)

Balance as of December 31	$—	$2.1

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

86	MOODY’S 2016 10K

NOTE 11	DETAIL OF CERTAIN BALANCE SHEET INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2016	2015
Other current assets:
Prepaid taxes	$47.0	$83.3
Prepaid expenses	65.7	66.9
Other	28.1	29.4

Total other current assets	$140.8	$179.6

	December 31,

	2016	2015
Other assets:
Investments in joint ventures	$26.3	$28.7
Deposits for real-estate leases	10.8	11.4
Indemnification assets related to acquisitions	16.5	19.2
Mutual funds and fixed deposits	32.7	55.0
Other	25.9	26.1

Total other assets	$112.2	$140.4

	December 31,

	2016	2015
Accounts payable and accrued liabilities:
Salaries and benefits	$89.3	$83.0
Incentive compensation	151.1	137.2
Accrued Settlement Charge	863.8	-
Customer credits, advanced payments and advanced billings	28.4	24.6
Self-insurance reserves	11.1	19.7
Dividends	78.5	78.2
Professional service fees	40.4	54.5
Interest accrued on debt	59.2	59.4
Accounts payable	28.4	22.2
Income taxes (see Note 15)	16.8	11.5
Restructuring (see Note 9)	6.3	—
Pension and other retirement employee benefits (see Note 13)	6.1	6.2
Other	64.9	70.1

Total accounts payable and accrued liabilities	$1,444.3	$566.6

	December 31,

	2016	2015
Other liabilities:
Pension and other retirement employee benefits (see Note 13)	$264.1	$261.7
Deferred rent-non-current portion	98.3	98.4
Interest accrued on UTPs	34.1	27.9
Legacy and other tax matters	1.2	1.7
Other	27.5	27.5

Total other liabilities	$425.2	$417.2

MOODY’S 2016 10K	87

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Year Ended December 31,

	2016	2015	2014
Balance January 1,	$19.7	$21.5	$27.6
Accruals (reversals), net	12.1	22.2	5.8
Payments	(20.7)	(24.0)	(11.9)

Balance December 31,	$11.1	$19.7	$21.5

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

The following table shows changes in the redeemable noncontrolling interest related to the acquisition of Copal Amba:

Year Ended December 31,
2014
Redeemable Noncontrolling Interest
Balance January 1,	$80.0
Net earnings	9.3
Dividends	(4.9)
Redemption of noncontrolling interest	(183.8)
Adjustment to redemption value (1)	99.4

Balance December 31,	$—

(1)	The adjustment to the redemption value in the year ended December 31, 2014 reflects the aforementioned revisions to the revenue and EBITDA multiples pursuant to the amendment of the put/call agreement which occurred contemporaneously with the acquisition of Amba coupled with growth in the Copal Amba reporting unit. These adjustments were recorded with a corresponding reduction to capital surplus.

88	MOODY’S 2016 10K

NOTE 12.	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31,			Affected line in the consolidated statement of operations
	2016	2015	2014
Gains (losses) on currency translation adjustments
Liquidation/sale of foreign subsidiary	$36.6	$0.1	$—	Other non-operating income (expense), net
Loss on foreign currency translation adjustment pursuant to ICRA step-acquisition	—	—	(4.4)	ICRA Gain

Total gains (losses) on currency translation adjustments	36.6	0.1	(4.4)

Losses on cash flow hedges
Cross-currency swap	(6.0)	—	—	Other non-operating income (expense), net
Income tax effect of item above	2.3	—	—	Provision for income taxes

Losses on cash flow hedges	(3.7)	—	—

Gains on available for sale securities:
Gains on available for sale securities	—	0.9	0.1	Other income
Income tax effect of item above	—	—	—	Provision for income taxes

Total gains on available for sale securities	—	0.9	0.1

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(5.8)	(8.5)	(4.7)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(3.9)	(5.0)	(2.6)	SG&A expense

Total before income taxes	(9.7)	(13.5)	(7.3)
Income tax effect of item above	3.7	5.2	2.8	Provision for income taxes

Total pension and other retirement benefits	(6.0)	(8.3)	(4.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$26.9	$(7.3)	$(8.8)

MOODY’S 2016 10K	89

The following table shows changes in AOCI by component (net of tax):

	Year Ended December 31, 2016

	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2015	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)
Other comprehensive income/(loss) before reclassifications	0.2	(0.9)	2.4	(0.2)	1.5
Amounts reclassified from AOCI	6.0	3.7	(36.6)	—	(26.9)

Other comprehensive income/(loss)	6.2	2.8	(34.2)	(0.2)	(25.4)

Balance December 31, 2016	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)

	Year Ended December 31, 2015
Balance December 31, 2014	$(105.4)	$—	$(130.7)	$0.9	$(235.2)
Other comprehensive income/(loss) before reclassifications	11.4	(1.1)	(125.2)	3.3	(111.6)
Amounts reclassified from AOCI	8.3	—	(0.1)	(0.9)	7.3

Other comprehensive income/(loss)	19.7	(1.1)	(125.3)	2.4	(104.3)

Balance December 31, 2015	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)

	Year Ended December 31, 2014
Balance December 31, 2013	$(53.2)	$—	$(1.4)	$—	$(54.6)
Other comprehensive income/(loss) before reclassifications	(56.7)	—	(133.7)	1.0	(189.4)
Amounts reclassified from AOCI	4.5	—	4.4	(0.1)	8.8

Other comprehensive income/(loss)	(52.2)	—	(129.3)	0.9	(180.6)

Balance December 31, 2014	$(105.4)	$—	$(130.7)	$0.9	$(235.2)

NOTE 13	PENSION AND OTHER RETIREMENT BENEFITS

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

90	MOODY’S 2016 10K

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of the period	$(459.2)	$(461.8)	$(27.0)	$(26.7)
Service cost	(20.1)	(21.6)	(2.2)	(2.2)
Interest cost	(18.2)	(16.9)	(1.0)	(1.0)
Plan participants’ contributions	—	—	(0.4)	(0.4)
Plan amendments	—	6.4	—	1.2
Benefits paid	9.9	7.5	0.9	0.8
Actuarial gain (loss)	4.2	1.9	0.7	(0.1)
Assumption changes	(6.1)	25.3	(0.5)	1.4

Benefit obligation, end of the period	$(489.5)	$(459.2)	$(29.5)	$(27.0)

Change in plan assets:
Fair value of plan assets, beginning of the period	$260.9	$248.4	$—	$—
Actual return on plan assets	19.7	(4.5)	—	—
Benefits paid	(9.9)	(7.4)	(0.9)	(0.8)
Employer contributions	26.4	24.4	0.5	0.4
Plan participants’ contributions	—	—	0.4	0.4

Fair value of plan assets, end of the period	$297.1	$260.9	$—	$—

Funded Status of the plans	$(192.4)	$(198.3)	$(29.5)	$(27.0)

Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits liability — current	$(5.1)	$(4.4)	$(1.0)	$(1.0)
Pension and retirement benefits liability — non current	(187.3)	(193.9)	(28.5)	(26.0)

Net amount recognized	$(192.4)	$(198.3)	$(29.5)	$(27.0)

Accumulated benefit obligation, end of the period	$(433.1)	$(405.3)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2016	2015

Aggregate projected benefit obligation	$489.5	$459.2
Aggregate accumulated benefit obligation	$433.1	$405.3
Aggregate fair value of plan assets	$297.1	$260.9

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans

	2016	2015	2016	2015
Net actuarial losses	$(133.9)	$(144.6)	$(4.0)	$(4.4)
Net prior service costs	4.5	4.5	0.9	1.2

Total recognized in AOCI-pretax	$(129.4)	$(140.1)	$(3.1)	$(3.2)

MOODY’S 2016 10K	91

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans
Net actuarial losses	$9.7	$0.1
Net prior service costs	—	(0.3)

Total to be recognized as components of net periodic expense	$9.7	$(0.2)

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans

	2016	2015	2014	2016	2015	2014
Components of net periodic expense
Service cost	$20.1	$21.6	$18.4	$2.2	$2.2	$1.7
Interest cost	18.2	16.9	16.5	1.0	1.0	0.9
Expected return on plan assets	(17.0)	(14.4)	(14.3)	—	—	—
Amortization of net actuarial loss from earlier periods	9.8	12.5	6.6	0.2	0.3	—
Amortization of net prior service costs from earlier periods	0.1	0.7	0.7	(0.3)	—	—

Net periodic expense	$31.2	$37.3	$27.9	$3.1	$3.5	$2.6

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2016	2015	2014	2016	2015	2014
Amortization of net actuarial losses	$9.8	$12.5	$6.6	$0.2	$0.3	$—
Amortization of prior service costs	0.1	0.7	0.7	(0.3)	—	—
Prior service costs	—	6.5	—	—	1.2	—
Net actuarial gain (loss) arising during the period	0.8	8.4	(87.5)	0.2	1.3	(3.7)

Total recognized in OCI – pre-tax	$10.7	$28.1	$(80.2)	$0.1	$2.8	$(3.7)

ADDITIONAL INFORMATION:

Assumptions – Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans

	2016	2015	2016	2015
Discount rate	3.89%	4.04%	3.85%	4.00%
Rate of compensation increase	3.72%	3.74%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.04%	3.78%	4.71%	4.00%	3.65%	4.45%
Expected return on plan assets	6.10%	5.80%	6.80%	—	—	—
Rate of compensation increase	3.74%	3.76%	4.00%	—	—	—

92	MOODY’S 2016 10K

The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2016, the expected rate of return used in calculating the net periodic benefit costs was 6.10%. For 2017, the Company’s expected rate of return assumption was 5.40% to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2016 to accompany the RP-2014 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries. Additionally, the assumed healthcare cost trend rate assumption is not material to the valuation of the other retirement plans.

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

In 2014, the Company implemented a revised investment policy, which uses risk-controlled investment strategies by increasing the plan’s asset allocation to fixed income securities and specifying ranges of acceptable target allocation by asset class based on different levels of the plan’s accounting funded status. In addition, the investment policy also requires the investment-grade fixed income asset be rebalanced between shorter and longer duration bonds as the interest rate environment changes. This revised investment policy is designed to help protect the plan’s funded status and to limit volatility of the Company’s contributions. Based on the revised policy, the Company’s current target asset allocation is approximately 53% (range of 48% to 58%) in equity securities, 40% (range of 35% to 45%) in fixed income securities and 7% (range of 4% to 10%) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. The plan also invests in other fixed income investments such debts rated below investment grade, emerging market debt, and convertible securities. The plan’s other investment, which is made through a private real estate debt fund, is expected to provide additional diversification benefits and absolute return enhancement to the plan assets.

MOODY’S 2016 10K	93

Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2016 and 2015 are as follows:

	Fair Value Measurement as of December 31, 2016

Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (a)	% of total assets
Cash and cash equivalent	$1.2	$—	$1.2	$—	—

Common/collective trust funds — equity securities
U.S. large-cap	130.1	—	130.1	—	44%
U.S. small and mid-cap	19.7	—	19.7	—	7%
Emerging markets	20.8	—	20.8	—	7%

Total equity investments	170.6	—	170.6	—	57%

Emerging markets bond fund	11.4	11.4	—	—	4%
Common/collective trust funds — fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	74.3	—	74.3	—	25%
U.S. Treasury Inflation-Protected Securities (TIPs)	13.1	—	13.1	—	4%
Private investment fund — convertible securities	9.1	—	—	9.1	3%
Private investment fund — high yield securities	9.0	—	—	9.0	3%

Total fixed-income investments	116.9	11.4	87.4	18.1	39%

Other investment — private real estate debt fund	8.4	—	—	8.4	3%

Total Assets	$297.1	$11.4	$259.2	$26.5	100%

	Fair Value Measurement as of December 31, 2015

Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (a)	% of total assets
Cash and cash equivalent	$0.5	$—	$0.5	$—	—

Common/collective trust funds — equity securities
Global large-cap	99.9	—	99.9	—	38%
U.S. small and mid-cap	16.0	—	16.0	—	6%
Emerging markets	16.5	—	16.5	—	6%

Total equity investments	132.4	—	132.4	—	51%

Emerging markets bond fund	10.6	10.6	—	—	4%
Common/collective trust funds — fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	69.8	—	69.8	—	27%
U.S. Treasury Inflation-Protected Securities (TIPs)	12.5	—	12.5	—	5%
Private investment fund — convertible securities	7.3	—	—	7.3	3%
Private investment fund — high yield securities	7.4	—	—	7.4	3%

Total fixed-income investments	107.6	10.6	82.3	14.7	41%

Other investment — private real estate fund	20.4	—	—	20.4	8%

Total Assets	$260.9	$10.6	$215.2	$35.1	100%

(a)	Investments are measured using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit a reconciliation of the fair value hierarchy to the value of the total plan assets.

94	MOODY’S 2016 10K

Cash and cash equivalents are primarily comprised of investment in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust funds are valued using the net asset value (NAV) per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds are categorized in Level 2 to the extent that they are considered to have a readily determinable fair value. Investments for which fair value is estimated by using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy.

Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $22.4 million and $21.6 million to its U.S. funded pension plan during the years ended December 31, 2016 and 2015, respectively. The Company made payments of $4.0 million and $2.7 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2016 and 2015, respectively. The Company made payments of $0.5 million and $0.4 million to its Other Retirement Plans during the years ended December 31, 2016 and 2015, respectively. The Company presently anticipates making contributions of $10.4 million to its funded pension plan, and anticipates making payments of $5.1 million related to its unfunded U.S. pension plans and $1.0 million related to its Other Retirement Plans during the year ended December 31, 2017.

Estimated Future Benefits Payable

Estimated future benefits payments for the Retirement Plans are as follows as of year ended December 31, 2016:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2017	$12.2	$1.0
2018	42.8	1.1
2019	15.3	1.3
2020	17.1	1.5
2021	25.9	1.6
2022 – 2026	$134.5	$11.3

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $28.3 million, $21.1 million and $26.8 million in 2016, 2015, and 2014, respectively.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.7 million, $0.7 million and $0.6 million in dividends during the years ended December 31, 2016, 2015 and 2014, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 471,000 and 488,000 shares of Moody’s common stock at December 31, 2016 and 2015, respectively.

International Plans

Certain of the Company’s international operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. Expenses related to these defined contribution plans for the years ended December 31, 2016, 2015 and 2014 were $24.5 million, $26.7 million and $30.6 million, respectively.

MOODY’S 2016 10K	95

NOTE 14	STOCK-BASED COMPENSATION PLANS

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

Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2016	2015	2014
Stock-based compensation expense	$98.1	$87.2	$80.4
Tax benefit	$31.9	$28.6	$27.5

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2016	2015	2014
Expected dividend yield	1.83%	1.39%	1.41%
Expected stock volatility	32%	39%	41%
Risk-free interest rate	1.60%	1.88%	2.30%
Expected holding period	6.8 years	6.9 years	7.2 years
Grant date fair value	$22.98	$36.08	$31.53

A summary of option activity as of December 31, 2016 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2015	4.8	$46.47
Granted	0.5	$81.02
Exercised	(1.4)	$50.10

Outstanding, December 31, 2016	3.9	$49.68	4.5 years	$172.2

Vested and expected to vest, December 31, 2016	3.7	$48.81	4.4 years	$171.0

Exercisable, December 31, 2016	2.8	$38.68	3.2 years	$157.6

96	MOODY’S 2016 10K

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2016 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2016. This amount varies based on the fair value of Moody’s stock. As of December 31, 2016 there was $7.5 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2016	2015	2014
Proceeds from stock option exercises	$71.8	$83.9	$145.5
Aggregate intrinsic value	$71.3	$72.9	$122.3
Tax benefit realized upon exercise	$24.3	$26.0	$43.2

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2016 and changes during the year then ended is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2015	2.3	$75.33
Granted	1.2	$80.92
Vested	(1.0)	$91.70
Forfeited	(0.1)	$81.01

Balance, December 31, 2016	2.4	$81.17

As of December 31, 2016, there was $109.7 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2016	2015	2014
Fair value of shares vested	$92.9	$111.9	$92.4
Tax benefit realized upon vesting	$29.4	$38.1	$31.2

A summary of the status of the Company’s performance-based restricted stock as of December 31, 2016 and changes during the year then ended is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2015	0.6	$64.46
Granted	0.2	$76.66
Vested	(0.3)	$44.07

Balance, December 31, 2016	0.5	$80.70

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,

	2016	2015	2014
Fair value of shares vested	$23.6	$43.1	$38.0
Tax benefit realized upon vesting	$8.4	$15.6	$14.4

As of December 31, 2016, there was $13.7 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 0.9 years.

MOODY’S 2016 10K	97

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2016, 2015 and 2014 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2016, 2015, and 2014. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

NOTE 15	INCOME TAXES

Components of the Company’s provision for income taxes are as follows:

	Year Ended December 31,

	2016	2015	2014
Current:
Federal	$292.9	$278.2	$252.8
State and Local	39.5	40.1	70.2
Non-U.S.	102.9	93.6	102.1

Total current	435.3	411.9	425.1

Deferred:
Federal	(125.8)	14.7	0.9
State and Local	(20.3)	7.6	4.9
Non-U.S.	(7.0)	(4.2)	24.1

Total deferred	(153.1)	18.1	29.9

Total provision for income taxes	$282.2	$430.0	$455.0

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.2	3.0	3.6
Benefit of foreign operations	(13.3)	(5.8)	(7.4)
Settlement charge	27.4	—	—
Legacy tax items	(0.1)	(0.2)	(0.2)
Other	(0.6)	(0.8)	0.1

Effective tax rate	50.6%	31.2%	31.1%

Income tax paid	$355.7	397.4	$369.4

The source of income before provision for income taxes is as follows:

	Year Ended December 31,

	2016	2015	2014
United States	$37.2	$913.9	$912.6
International	520.8	465.7	548.4

Income before provision for income taxes	$558.0	$1,379.6	$1,461.0

98	MOODY’S 2016 10K

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2016	2015
Deferred tax assets:
Current:
Account receivable allowances	$—	$6.6
Accrued compensation and benefits	—	12.5
Deferred revenue	—	8.0
Legal and professional fees	—	10.7
Restructuring	—	1.2
Other	—	3.0

Total current	—	42.0

Non-current:
Account receivable allowances	6.0	—
Accumulated depreciation and amortization	1.3	0.9
Stock-based compensation	54.4	56.1
Accrued compensation and benefits	119.3	101.6
Deferred rent and construction allowance	30.1	28.5
Deferred revenue	46.2	35.8
Foreign net operating loss (1)	3.7	3.7
Settlement Charge	163.2	—
Legal and professional fees	4.2	—
Restructuring	2.2	—
Uncertain tax positions	37.3	38.2
Self-insured related reserves	15.1	22.7
Other	4.5	4.4

Total non-current	487.5	291.9

Total deferred tax assets	$487.5	$333.9

Deferred tax liabilities:
Current:
Compensation and benefits	$—	$(3.0)
Unrealized gain on net investment hedges - OCI	—	(24.2)
Other	—	(1.5)

Total Current	—	(28.7)

Non-current:
Accumulated depreciation and amortization of intangible assets and capitalized software	$(189.8)	$(178.3)
Foreign earnings to be repatriated	(7.5)	(2.9)
Capital Gains	(24.1)	(24.7)
Self-insured related income	(15.1)	(22.7)
Stock based compensation	(2.9)	—
Unrealized gain on net investment hedges - OCI	(21.0)	—
Other liabilities	(12.1)	(5.8)

Total non-current	(272.5)	(234.4)

Total deferred tax liabilities	(272.5)	(263.1)

Net deferred tax asset	215.0	70.8
Valuation allowance	(3.2)	(4.3)

Total net deferred tax assets	$211.8	$66.5

(1)	Amounts are primarily set to expire beginning in 2018, if unused.

MOODY’S 2016 10K	99

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes”, which required that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The guidance is effective for fiscal years beginning after December 15th, 2016. Early adoption is permitted. The Company has adopted this guidance as of January 1st, 2016 on a prospective basis. Prior periods were not retrospectively adjusted.

As of December 31, 2016, the Company had $2,902.5 million of undistributed earnings of foreign subsidiaries that it intends to indefinitely reinvest in foreign operations. The Company has not provided deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

The Company had valuation allowances of $3.2 million and $4.3 million at December 31, 2016 and 2015, respectively, related to foreign net operating losses for which realization is uncertain.

As of December 31, 2016 the Company had $199.8 million of UTBs of which $157.4 million represents the amount that, if recognized, would impact the effective tax rate in future periods.

A reconciliation of the beginning and ending amount of UTBs is as follows:

	Year Ended December 31,

	2016	2015	2014
Balance as of January 1	$203.4	$220.3	$195.6
Additions for tax positions related to the current year	21.9	24.1	52.5
Additions for tax positions of prior years	12.4	14.0	8.7
Reductions for tax positions of prior years	(27.6)	(41.6)	(31.4)
Settlements with taxing authorities	(8.3)	(7.8)	(1.8)
Lapse of statute of limitations	(2.0)	(5.6)	(3.3)

Balance as of December 31	$199.8	$203.4	$220.3

The Company classifies interest related to UTBs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the years ended December 31, 2016 and 2015, the Company incurred a net interest expense of $6.2 million and $7.2 million respectively, related to UTBs. As of December 31, 2016 and 2015, the amount of accrued interest recorded in the Company’s consolidated balance sheet related to UTB’s was $34.1 million and $27.9 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company settled U.S. tax audit years 2008 through 2010 in the fourth quarter of 2015. The Company’s U.S. federal income tax returns for the years 2011 and 2012 are under examination and its 2013, 2014 and 2015 returns remain open to examination. The Company’s New York State income tax returns for 2011 to 2014 are under examination. The Company’s New York City tax returns for 2014 and 2015 remain open to examination. The Company’s U.K. tax return for 2012 is under examination. Tax filings in the U.K. remain open to examination for 2013 through 2015.

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

100	MOODY’S 2016 10K

NOTE 16	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31, 2016

	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$—	$300.0
5.50% 2010 Senior Notes, due 2020	500.0	5.5	(1.3)	(1.6)	502.6
4.50% 2012 Senior Notes, due 2022	500.0	(0.2)	(2.4)	(2.1)	495.3
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.1)	(2.7)	495.2
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	0.9	(0.4)	(1.7)	448.8
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.9)	597.4
1.75% 2015 Senior Notes, due 2027	527.4	—	—	(3.7)	523.7

Total debt	$3,377.4	$6.2	$(2.9)	$(17.7)	$3,363.0

Current portion					(300.0)

Total long-term debt					$3,063.0

	December 31, 2015

	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs (2)	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$(0.2)	$299.8
5.50% 2010 Senior Notes, due 2020	500.0	9.4	(1.6)	(2.0)	505.8
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.8)	(2.5)	494.7
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.3)	(3.1)	494.6
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	2.3	(0.5)	(2.4)	449.4
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.4	(6.2)	597.2
1.75% 2015 Senior Notes, due 2027	543.1	—	—	(4.0)	539.1

Total long-term debt	$3,393.1	$11.7	$(3.8)	$(20.4)	$3,380.6

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 5 above.

(2)	Pursuant to ASU No. 2015-03, unamortized debt issuance costs are presented as a reduction to the carrying value of the notes payable. See Note 1 for additional discussion.

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

MOODY’S 2016 10K	101

Commercial Paper

On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2015 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. The Company has not borrowed under this program through December 31, 2016. Through February 22, 2017, the Company has CP borrowings outstanding of $566.0 million with a weighted average maturity and interest rate of 63 days and 1.18%, respectively.

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2016 and 2015. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

On August 20, 2012, the Company issued $500 million aggregate principal amount of unsecured notes in a public offering. The 2012 Senior Notes bear interest at a fixed rate of 4.50% and mature on September 1, 2022. The 2012 Senior Notes also bear interest at a fixed rate of 4.5% and mature on September 1, 2022. Interest on the 2012 Senior Notes will be due semi-annually on September 1 and March 1 of each year, commencing March 1, 2013. The Company may prepay the 2012 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2012 Indenture, at a price equal to 101% of the principal

102	MOODY’S 2016 10K

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

MOODY’S 2016 10K	103

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

The principal payments due on the Company’s long-term borrowings outstanding at December 31, 2016 for each of the next five years are presented in the table below:

Year Ending December 31,	Series 2007-1 Notes	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-year)	2014 Senior Notes (30-year)	2015 Senior Notes	Total
2017 (1)	$300.0	$—	$—	$—	$—	$—	$—	$300.0
2018	—	—	—	—	—	—	—	—
2019	—	—	—	—	450.0	—	—	450.0
2020	—	500.0	—	—	—	—	—	500.0
2021	—	—	—	—	—	—	—	—
Thereafter	—	—	500.0	500.0	—	600.0	527.4	2,127.4

Total	$300.0	$500.0	$500.0	$500.0	$450.0	$600.0	$527.4	$3,377.4

(1)	As more fully described in Note 25, the Company notified holders of these notes that it intends to prepay the notes on March 20, 2017.

The Company entered into interest rate swaps on the 2010 Senior Notes, 2012 Senior Notes and the 2014 Senior Notes (5-year), which are more fully discussed in Note 5.

At December 31, 2016, the Company was in compliance with all covenants contained within all of the debt agreements. In addition to the covenants described above, the 2015 Facility, 2015 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), the Series 2007-1 Notes, the 2010 Senior Notes, the 2012 Senior Notes and the 2013 Senior Notes contain cross default provisions. These provisions state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2016, there are no such cross defaults.

104	MOODY’S 2016 10K

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,

	2016	2015	2014
Income	$10.9	$9.7	$6.7
Expense on borrowings (a)	(141.9)	(120.6)	(118.4)
Expense on UTPs and other tax related liabilities (b)	(7.8)	(5.3)	(5.8)
Legacy Tax (c)	0.2	0.7	0.7
Capitalized	0.8	0.4	—

Total	$(137.8)	$(115.1)	$(116.8)

Interest paid (d)	$136.7	$108.3	$113.7

(a)	Includes approximately $11 million in 2014 in net costs related to the prepayment of the Series 2005-1 Notes.

(b)	The 2015 amount includes approximately $2 million in interest income on a tax refund and a $4 million interest reversal relating to the favorable resolution of a tax audit and an international tax audit. The 2014 amount includes a $2.0 million relating to a reversal of an interest accrual relating to the favorable resolution of an international tax matter.

(c)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters.

(d)	Interest paid includes net settlements on interest rate swaps more fully discussed in Note 5.

The Company’s long-term debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes, the 2014 Senior Notes (5-Year) and the 2012 Senior Notes which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note. The fair value and carrying value of the Company’s long-term debt as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$300.0	$308.9	$299.8	$320.6
2010 Senior Notes	502.6	548.3	505.8	551.2
2012 Senior Notes	495.3	535.3	494.7	530.0
2013 Senior Notes	495.2	539.9	494.6	533.8
2014 Senior Notes (5-Year)	448.8	456.2	449.4	454.3
2014 Senior Notes (30-Year)	597.4	661.5	597.2	617.7
2015 Senior Notes	523.7	534.8	539.1	520.2

Total	$3,363.0	$3,584.9	$3,380.6	$3,527.8

The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 17	CAPITAL STOCK

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

MOODY’S 2016 10K	105

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2016:

Date Authorized	Amount Authorized	Remaining Authority
December 15, 2015	$1,000.0	$726.8

During 2016, Moody’s repurchased 7.7 million shares of its common stock under its share repurchase program and issued 2.8 million shares under employee stock-based compensation plans.

Dividends

The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2016		2015		2014

	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$—	$0.37	$—	$0.34	$—	$0.28
Second quarter	0.37	0.37	0.34	0.34	0.28	0.28
Third quarter	0.37	0.37	0.34	0.34	0.28	0.28
Fourth quarter	0.75	0.37	0.71	0.34	0.62	0.28

Total	$1.49	$1.48	$1.39	$1.36	$1.18	$1.12

On December 20, 2016, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on March 10, 2017 to shareholders of record at the close of business on February 20, 2017. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 18	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 11 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next four years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014 was $95.4 million, $87.6 million and $83.9 million, respectively.

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

The minimum rent for operating leases at December 31, 2016 is as follows:

Year Ending December 31,	Operating Leases
2017	$101.9
2018	85.9
2019	75.1
2020	70.0
2021	67.2
Thereafter	343.8

Total minimum lease payments	$743.9

106	MOODY’S 2016 10K

NOTE 19	CONTINGENCIES

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

Following the global credit crisis of 2008, MIS and other credit rating agencies have been the subject of intense scrutiny, increased regulation, ongoing inquiry and governmental investigations, and civil litigation. Legislative, regulatory and enforcement entities around the world are considering additional legislation, regulation and enforcement actions, including with respect to MIS’s compliance with regulatory standards. Moody’s periodically receives and is continuing to address subpoenas and inquiries from various governmental authorities and is responding to such investigations and inquiries.

In a letter dated September 29, 2016, the United States Department of Justice (“DOJ”) stated that it was preparing a civil complaint to be filed against Moody’s and MIS in the U.S. District Court for the District of New Jersey alleging certain violations of the Financial Institutions Reform, Recovery, and Enforcement Act in connection with the ratings MIS assigned to residential mortgage-backed securities and collateralized debt obligations in the period leading up to the 2008 financial crisis. On January 13, 2017, the Company, along with its subsidiaries MIS and MA, announced that it had entered into a settlement agreement with the United States, acting through the DOJ and the United States Attorney’s Office for the District of New Jersey, along with the States of Arizona, California, Connecticut, Delaware, Idaho, Illinois, Indiana, Iowa, Kansas, Maine, Maryland, Massachusetts, Mississippi, Missouri, New Hampshire, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, and Washington, and the District of Columbia (collectively, the “States”), acting through their respective Attorneys General or state securities regulator, as applicable, to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era. The agreement also related to certain statements made in connection with Moody’s structured finance rating methodologies and procedures during the same period. Under the terms of the Settlement Agreement, the Company agreed to pay $437.5 million to the United States as a civil monetary penalty and $426.3 million in aggregate to the States. The Company also agreed to maintain a number of existing compliance measures and to implement and maintain certain additional compliance measures over the next five years. The Settlement Agreement contained no findings of violations of law by Moody’s, MIS or MA nor any admission of liability, and is final and not conditioned on court approval. The complete terms of the settlement are reflected in the settlement agreement attached as Exhibit 10.1 to the Form 8-K filed by the Company on January 17, 2017.

In addition, the Company is facing litigation from market participants relating to the performance of MIS-rated securities. Although Moody’s in the normal course experiences such litigation, the volume and cost of defending such litigation has significantly increased following the events in the U.S. subprime residential mortgage sector and global credit markets more broadly over the last decade.

For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, where it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, the Company records liabilities in the consolidated financial statements and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In other instances, where a loss is reasonably possible, management does not record a liability because of uncertainties related to the probable outcome and/or the amount or range of loss, but discloses the contingency if significant. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. In view of the inherent difficulty of predicting the outcome of litigation, regulatory, governmental investigations and inquiries, enforcement and similar matters and contingencies, particularly where the claimants seek large or indeterminate damages or where the parties assert novel legal theories or the matters involve a large number of parties, the Company cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also cannot predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition. However, in light of the large or indeterminate damages sought in some such matters, the absence of similar court rulings on the theories of law asserted and uncertainties regarding apportionment of any potential damages, an estimate of the range of possible losses cannot be made at this time.

MOODY’S 2016 10K	107

NOTE 20	SEGMENT INFORMATION

The Company is organized into three operating segments: (i) MIS, (ii) MA and (iii) Moody’s Analytics Knowledge Services. The MAKS operating segment has been aggregated with the MA operating segment based on the fact that it has similar economic characteristics to MA. Accordingly, the Company reports in two reportable segments: MIS and MA.

In January 2014, the Company revised its operating segments to create the new Copal Amba operating segment. The new operating segment consists of all operations from Copal and the operations of Amba which was acquired in December 2013. In December 2016, the Copal Amba operating segment was rebranded as MAKS. The MAKS operating segment provides research and analytic services to the global financial and corporate sectors. The Company has determined that the MAKS and MA operating segments have similar economic characteristics as set forth in ASC 280. As such, MAKS has been combined with MA to form the MA reportable segment and revenue from MAKS is reported in the PS LOB.

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

	Year Ended December 31,
	2016				2015

	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,471.0	$1,246.9	$(113.7)	$3,604.2	$2,427.7	$1,163.4	$(106.6)	$3,484.5
Operating, SG&A	1,115.6	961.1	(113.7)	1,963.0	1,120.3	883.9	(106.6)	1,897.6

Adjusted Operating Income	1,355.4	285.8	—	1,641.2	1,307.4	279.5	—	1,586.9
Less: Depreciation and amortization	73.8	52.9	—	126.7	66.0	47.5	—	113.5
Restructuring	10.2	1.8	—	12.0	—	—	—	—
Settlement Charge	863.8	—	—	863.8	—	—	—	—

Operating income	$407.6	$231.1	$—	$638.7	$1,241.4	$232.0	$—	$1,473.4

108	MOODY’S 2016 10K

	Year Ended December 31,
	2014

	MIS	MA	Eliminations	Consolidated
Revenue	$2,353.4	$1,081.8	$(100.9)	$3,334.3
Operating, SG&A	1,076.2	824.3	(100.9)	1,799.6

Adjusted Operating Income	1,277.2	257.5	—	1,534.7
Less: Depreciation and amortization	49.4	46.2	—	95.6

Operating income	$1,227.8	$211.3	$—	$1,439.1

The cumulative restructuring charges relating to actions taken in 2016 as more fully discussed in Note 9 for the MIS and MA reportable segments are $10.2 million and $1.8 million, respectively. The charge in MA reflects cost management initiatives in certain corporate overhead functions of which a portion is allocated to MA based on a revenue-split methodology.

MIS AND MA REVENUE BY LINE OF BUSINESS

The tables below present revenue by LOB:

	Year Ended December 31,

	2016	2015	2014
MIS:
Corporate finance (CFG)	$1,122.3	$1,112.7	$1,109.3
Structured finance (SFG)	436.8	449.1	426.5
Financial institutions (FIG)	368.9	365.6	354.7
Public, project and infrastructure finance (PPIF)	412.2	376.4	357.3

Total ratings revenue	2,340.2	2,303.8	2,247.8
MIS Other	30.6	30.4	18.0

Total external revenue	2,370.8	2,334.2	2,265.8
Intersegment royalty	100.2	93.5	87.6

Total	2,471.0	2,427.7	2,353.4

MA:
Research, data and analytics (RD&A)	667.6	626.4	571.8
Enterprise risk solutions (ERS)	418.8	374.0	328.5
Professional services (PS)	147.0	149.9	168.2

Total external revenue	1,233.4	1,150.3	1,068.5
Intersegment revenue	13.5	13.1	13.3

Total	1,246.9	1,163.4	1,081.8

Eliminations	(113.7)	(106.6)	(100.9)

Total MCO	$3,604.2	$3,484.5	$3,334.3

MOODY’S 2016 10K	109

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2016	2015	2014
Revenue:
U.S.	$2,105.5	$2,009.0	$1,814.5
International:
EMEA	904.4	882.3	952.8
Asia-Pacific	373.2	364.2	338.3
Americas	221.1	229.0	228.7

Total International	1,498.7	1,475.5	1,519.8

Total	$3,604.2	$3,484.5	$3,334.3

Long-lived assets at December 31:
United States	$681.9	$657.5	$657.6
International	964.0	924.3	1,011.3

Total	$1,645.9	$1,581.8	$1,668.9

NOTE 21	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions(1)	Balance at End of the Year
2016
Accounts receivable allowance	$(27.5)	$(6.2)	$8.0	$(25.7)
2015
Accounts receivable allowance	$(29.4)	$(9.0)	$10.9	$(27.5)
2014
Accounts receivable allowance	$(28.9)	$(8.9)	$8.4	$(29.4)

(1)	Reflects uncollectible amounts written off.

NOTE 22	OTHER NON-OPERATING INCOME, NET

The following table summarizes the components of other non-operating income (expense), net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
FX gain (a)	$50.1	$1.1	$20.3
Legacy Tax (b)	1.6	6.4	6.4
Joint venture income	11.4	11.8	9.6
Other	(6.0)	2.0	(0.4)

Total	$57.1	$21.3	$35.9

(a)	The FX gain in 2016 includes an approximate $35 million net gain relating to the substantial liquidation/sale of certain non-U.S. subsidiaries. Pursuant to ASC 830, cumulative translation gains relating to these subsidiaries were reclassified to other non-operating income, net in the consolidated statement of operations.

(b)	The 2016, 2015 and 2014 amount relate to the expiration of a statute of limitations for Legacy Tax Matters.

110	MOODY’S 2016 10K

NOTE 23	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $4 million to The Moody’s Foundation during each of the years ended December 31, 2016 and 2014. The Company did not make a grant to the Foundation in 2015. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.

NOTE 24	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2016
Revenue	$816.1	$928.9	$917.1	$942.1
Operating income (loss)	$304.1	$410.2	$397.5	$(473.1)
Net income (loss) attributable to Moody’s	$184.4	$255.5	$255.3	$(428.6)
EPS:
Basic	$0.95	$1.32	$1.33	$(2.25)
Diluted	$0.93	$1.30	$1.31	$(2.25)
2015
Revenue	$865.6	$918.1	$834.9	$865.9
Operating income	$371.3	$419.3	$349.7	$333.1
Net income attributable to Moody’s	$230.1	$261.7	$231.6	$217.9
EPS:
Basic	$1.14	$1.30	$1.16	$1.11
Diluted	$1.11	$1.28	$1.14	$1.09

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock-based compensation plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

Both the operating loss and the net loss attributable to Moody’s in the three months ended December 31, 2016 primarily reflect the Settlement Charge of $863.8 million ($700.7 million, net-of-tax) as more fully discussed in Note 19. There were benefits of $1.6 million and $6.4 million to net income related to the resolution of Legacy Tax Matters for year ended December 31, 2016 and 2015. Additionally, the net loss attributable to Moody’s for the three months ended December 31, 2016 includes an approximate $35 million FX gain related to the liquidation of a subsidiary.

NOTE 25	SUBSEQUENT EVENT

On February 16, 2017, the Company notified the holders of the Series 2007-1 Notes that it intends to prepay the notes on March 20, 2017 in accordance with provisions set forth in the 2007 Agreement. Accordingly, the Company will make cash payments to the holders of the Series 2007-1 Notes totaling approximately $316 million in the first quarter of 2017 (payment consists of $300 million of principal, approximately $8 million in accrued interest, and approximately $8 million in pre-payment penalties).

MOODY’S 2016 10K	111

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

112	MOODY’S 2016 10K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 25, 2017, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MOODY’S 2016 10K	113

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 57, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

See Index to Exhibits on pages 116-119 of this Form 10-K.

114	MOODY’S 2016 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

Date: February 23, 2017

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

/s/ MICHAEL S. CRIMMINS

Michael S. Crimmins,

Senior Vice President and Corporate

Controller (principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ DARRELL DUFFIE

Darrell Duffie,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ EWALD KIST

Ewald Kist,

Director

/s/ HENRY A. MCKINNELL, JR.

Henry A. McKinnell, Jr. Ph.D.,

Chairman

/s/ LESLIE F. SEIDMAN

Leslie F. Seidman,

Director

/s/ BRUCE VAN SAUN

Bruce Van Saun,

Director

Date: February 23, 2017

MOODY’S 2016 10K	115

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

3	Articles Of Incorporation And By-laws

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

	.3	Five-Year Credit Agreement dated as of May 11, 2015, among Moody’s Corporation, the Borrowing Subsidiaries Party Thereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and TD Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Barclays Bank as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 14, 2015)

	.4	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.5	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.6	Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

	.7	Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2013)

	.8	Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014).

	.9	Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 9, 2015).

10	Material Contracts

	.1	Distribution Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Tax Allocation Agreement, dated as of September 30, 2000, between the Registrant and The Dun & Bradstreet Corporation (f.k.a. The New D&B Corporation) (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

116	MOODY’S 2016 10K

S-K EXHIBIT NUMBER

	.3†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated October 20, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2016)

	.4†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015 and December 14, 2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2016)

	.5†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.6	Distribution Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.7†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.8	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan. (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.9†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 11, 2012) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013)

	.10	Tax Allocation Agreement, dated as of June 30, 1998, between R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation) and the Registrant (f.k.a. The New Dun & Bradstreet Corporation) (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 14, 1998)

	.11	Distribution Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(x) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.12	Tax Allocation Agreement, dated as of October 28, 1996, among R.H. Donnelley Corporation (f.k.a. The Dun & Bradstreet Corporation), Cognizant Corporation and ACNielsen Corporation (incorporated by reference to Exhibit 10(y) to R.H. Donnelley Corporation’s (f.k.a. The Dun & Bradstreet Corporation) Annual Report on Form 10-K, file number 1-7155, filed March 27, 1997)

	.13†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement (for awards granted prior to 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.14†	Form of Non-Employee Director Restricted Stock Grant Agreement for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.15†	Form of Performance Share Award Letter (for awards granted prior to 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011)

	.16†*	Form of Employee Non-Qualified Stock Option Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.

	.17†*	Form of Performance Share Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.

	.18†*	Form of Restricted Stock Unit Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan.

	.19†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

MOODY’S 2016 10K	117

S-K EXHIBIT NUMBER

	.20†	Description of Bonus Terms under the 2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended, December 15, 2009) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.21	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.22	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.23	Agreement for Lease, dated February 6, 2008, among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.24	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.25	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.26†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.27†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February, 29, 2008)

	.28†	Moody’s Corporation Retirement Account, amended and restated as of December 18,2013 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2014)

	.29†	First Amendment to the Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed July 30, 2015)

	.30†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014) (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.31†	First Amendment to the Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed May 4, 2015)

	.32†	Second Amendment to the Profit Participation Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 3, 2016)

	.33†*	Amended and Restated Moody’s Corporation Career Transition Plan.

	.34†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2009)

	.35†	First Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 31, 2014)

	.36†	Second Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.37†	Separation Agreement and general release between the Company and Brian M. Clarkson, dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed August 4, 2008)

118	MOODY’S 2016 10K

S-K EXHIBIT NUMBER

38†		Moody’s Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2010)

39†		Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on From 10-Q, file number 1-14037, filed August 3, 2016)

40		Settlement Agreement dated January 13, 2017 between (1) Moody’s Corporation, Moody’s Investors Service, Inc. and Moody’s Analytics, Inc., and (2) the United States, acting through the United States Department of Justice and the United States Attorney’s Office for the District of New Jersey, along with various States and the District of Columbia, acting through their respective Attorneys General (incorporated by reference to the Report on Form 8-K of the Registrant, file number 1-14037, filed January 17, 2017)

12*		Statement of Computation of Ratios of Earnings to Fixed Charges

21*		SUBSIDIARIES OF THE REGISTRANT List of Active Subsidiaries as of December 31, 2016

23		CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

	.1*	Consent of KPMG LLP

31		CERTIFICATIONS 302 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	.DEF*	XBRL Definitions Linkbase Document

101	.INS*	XBRL Instance Document

101	.SCH*	XBRL Taxonomy Extension Schema Document

101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101	.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

MOODY’S 2016 10K	119