Form 10-Q
period 2017-03-31
MOODYS CORP /DE/
filed 2017-05-09
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2017
Common Stock, par value $0.01 per share	191.3 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-8

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and 2016	9
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2017 and 2016	10
	Consolidated Balance Sheets (Unaudited) at March 31, 2017 and December 31, 2016	11
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and 2016	12
	Notes to Condensed Consolidated Financial Statements (Unaudited)	13-39
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	40
	Critical Accounting Estimates	40-42
	Reportable Segments	43
	Results of Operations	44-50
	Liquidity and Capital Resources	50-55
	Recently Issued Accounting Standards	56
	Contingencies	56
	Regulation	56-57
	Forward-Looking Statements	57
Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 5.	Other Information	59
Item 6.	Exhibits	60

SIGNATURES
Exhibits Filed Herewith
12	Statement of Computation of Ratios of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Adjusted Diluted EPS	EPS excluding the impact of the CCXI Gain

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ (deficit) equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of research and analytical services to institutional investors

Copal Amba	Operating segment (rebranded as MAKS in 2016) created in January 2014 that consists of all operations from Copal and Amba. Part of the PS LOB within the MA reportable segment. Also a reporting unit.

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 from the date of issue

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

D&A	Depreciation and amortization

D&B Business	Old D&B’s Dun & Bradstreet operating company

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; part of the PS LOB and a reporting unit within the MA reportable segment; consists of on-line and classroom-based training services and CSI Global Education, Inc.

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016; part of the ERS LOB and reporting unit within the MA reportable segment

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

ICTEAS	ICRA Techno Analytics; formerly a wholly-owned subsidiary of ICRA; divested by ICRA in the fourth quarter of 2016

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

Legacy Tax Matter(s)	Exposures to certain potential tax liabilities assumed in connection with the Company’s spin-off from Dun & Bradstreet in 2000

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes and 2017 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; operating segment and reporting unit formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and FSTC that provides research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based license and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18,2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2017 Indenture	Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Senior Notes	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$975.2	$816.1

Expenses
Operating	277.4	249.2
Selling, general and administrative	221.9	232.9
Depreciation and amortization	32.5	29.9

Total expenses	531.8	512.0

Operating income	443.4	304.1

Non-operating (expense) income, net
Interest expense, net	(42.4)	(34.1)
Other non-operating (expense) income, net	(9.4)	5.6
CCXI Gain	59.7	—

Total non-operating income (expense), net	7.9	(28.5)

Income before provision for income taxes	451.3	275.6
Provision for income taxes	105.4	89.0

Net income	345.9	186.6
Less: Net income attributable to noncontrolling interests	0.3	2.2

Net income attributable to Moody’s	$345.6	$184.4

Earnings per share
Basic	$1.81	$0.95

Diluted	$1.78	$0.93

Weighted average shares outstanding
Basic	191.1	195.0

Diluted	194.3	197.9

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2017			2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$345.9			$186.6

Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$14.4	$(2.3)	12.1	$48.5	$(12.5)	36.0
Cash Flow Hedges:
Net realized and unrealized (loss) gain on cash flow hedges	(0.3)	0.1	(0.2)	2.0	(0.8)	1.2
Reclassification of gains included in net income	(1.4)	0.5	(0.9)	(2.2)	0.8	(1.4)
Available for sale securities:
Net unrealized gains on available for sale securities	0.5	—	0.5	0.6	—	0.6
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.4	(0.9)	1.5	2.6	(1.0)	1.6

Total Other Comprehensive Income	$15.6	$(2.6)	13.0	$51.5	$(13.5)	38.0

Comprehensive Income			358.9			224.6
Less: comprehensive income attributable to noncontrolling interests			5.7			2.2

Comprehensive Income Attributable to Moody’s			$353.2			$222.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$2,129.6	$2,051.5
Short-term investments	132.8	173.4
Accounts receivable, net of allowances of $25.1 in 2017 and $25.7 in 2016	953.5	887.4
Other current assets	269.6	140.8

Total current assets	3,485.5	3,253.1
Property and equipment, net of accumulated depreciation of $620.5 in 2017 and $595.5 in 2016	329.1	325.9
Goodwill	1,029.6	1,023.6
Intangible assets, net	289.8	296.4
Deferred tax assets, net	135.1	316.1
Other assets	166.8	112.2

Total assets	$5,435.9	$5,327.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$392.6	$1,444.3
Commercial paper	213.8	—
Current portion of long-term debt	—	300.0
Deferred revenue	817.4	683.9

Total current liabilities	1,423.8	2,428.2
Non-current portion of deferred revenue	132.5	134.1
Long-term debt	3,861.9	3,063.0
Deferred tax liabilities, net	105.0	104.3
Unrecognized tax benefits	202.7	199.8
Other liabilities	434.2	425.2

Total liabilities	6,160.1	6,354.6
Contingencies (Note 14)	—	—
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2017 and December 31, 2016, respectively.	3.4	3.4
Capital surplus	447.0	477.2
Retained earnings	7,031.0	6,688.9
Treasury stock, at cost; 151,594,546 and 152,208,231 shares of common stock at March 31, 2017 and December 31, 2016, respectively	(8,051.2)	(8,029.6)
Accumulated other comprehensive loss	(357.3)	(364.9)

Total Moody’s shareholders’ deficit	(927.1)	(1,225.0)
Noncontrolling interests	202.9	197.7

Total shareholders’ deficit	(724.2)	(1,027.3)

Total liabilities, noncontrolling interests and shareholders’ deficit	$5,435.9	$5,327.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$345.9	$186.6
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	32.5	29.9
Stock-based compensation	28.4	25.4
CCXI Gain	(59.7)	—
Deferred income taxes	185.0	11.3
Changes in assets and liabilities:
Accounts receivable	(61.9)	(45.5)
Other current assets	(128.3)	13.6
Other assets	(3.2)	1.5
Accounts payable and accrued liabilities	(988.6)	(99.0)
Deferred revenue	125.9	122.6
Unrecognized tax benefits and other non-current tax liabilities	0.9	5.3
Other liabilities	10.7	1.9

Net cash (used in) provided by operating activities	(512.4)	253.6

Cash flows from investing activities
Capital additions	(18.7)	(26.3)
Purchases of investments	(34.5)	(134.6)
Sales and maturities of short-term investments	76.8	126.1
Cash paid for acquisitions, net of cash acquired	(5.0)	(75.9)
Receipts from settlements of net investment hedges	—	2.3

Net cash provided by (used in) investing activities	18.6	(108.4)

Cash flows from financing activities
Issuance of notes	798.5	—
Repayment of notes	(300.0)	—
Issuance of commercial paper	653.7	—
Repayments of commercial paper	(440.4)	—
Proceeds from stock-based compensation plans	22.1	24.3
Repurchase of shares related to stock-based compensation	(47.5)	(42.7)
Cost of treasury shares repurchased	(55.0)	(262.1)
Dividends	(72.6)	(72.1)
Dividends to noncontrolling interests	(0.2)	(2.9)
Debt issuance costs and related fees	(4.9)	—

Net cash provided by (used in) financing activities	553.7	(355.5)
Effect of exchange rate changes on cash and cash equivalents	18.2	29.0

Increase (decrease) in cash and cash equivalents	78.1	(181.3)
Cash and cash equivalents, beginning of the period	2,051.5	1,757.4

Cash and cash equivalents, end of the period	$2,129.6	$1,576.1

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2016 annual report on Form 10-K filed with the SEC on February 24, 2017. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Adoption of New Accounting Standard

In the first quarter of 2017, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting”. As required by ASU 2016-09, Excess Tax Benefits or shortfalls recognized on stock-based compensation expense are reflected in the consolidated statement of operations as a component of the provision for income taxes on a prospective basis. Prior to the adoption of this ASU, Excess Tax Benefits and shortfalls were recorded to capital surplus within shareholders’ deficit. The impact of this adoption was a $19.0 million benefit to the provision for income taxes for the three months ended March 31, 2017.

Additionally, in accordance with this ASU, Excess Tax Benefits or shortfalls recognized on stock-based compensation are classified as operating cash flows in the consolidated statement of cash flows, and the Company has applied this provision on a retrospective basis. Under previous accounting guidance, the Excess Tax Benefits or shortfalls were shown as a reduction to operating activity and an increase to financing activity. Furthermore, the Company has elected to continue to estimate the number of stock-based awards expected to vest, rather than accounting for award forfeitures as they occur, to determine the amount of stock-based compensation cost recognized in each period. The impact to the Company’s statement of cash flows for the three months ended March 31, 2016 relating to the adoption of this provision of the ASU is set forth in the table below:

(amounts in millions)	As reported Three Months Ended March 31, 2016	Adoption Adjustment	Three Months Ended March 31, 2016 As adjusted
Net cash provided by operating activities	$237.3	$16.3	$253.6
Net cash used in financing activities	$(339.2)	$(16.3)	$(355.5)

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation expense	$28.4	$25.4
Tax benefit	$9.1	$8.4

During the first three months of 2017, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $29.88 per share based on the Black-Scholes option-pricing model. The Company also granted 1.0 million shares of restricted stock in the first three months of 2017, which had a weighted average grant date fair value of $113.32 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $108.88 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2017:

Expected dividend yield	1.34%
Expected stock volatility	26.8%
Risk-free interest rate	2.19%
Expected holding period	6.5 years
Grant date fair value	$29.88

Unrecognized stock-based compensation expense at March 31, 2017 was $12.1 million and $200.7 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 1.8 years, respectively. Additionally, there was $27.7 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.2 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended
	March 31,
Exercise of stock options:	2017	2016
Proceeds from stock option exercises	$20.6	$22.8
Aggregate intrinsic value	$21.6	$11.0
Tax benefit realized upon exercise	$7.9	$3.9
Number of shares exercised	0.4	0.4

	Three Months Ended
	March 31,
Vesting of restricted stock:	2017	2016
Fair value of shares vested	$106.8	$89.3
Tax benefit realized upon vesting	$33.7	$29.5
Number of shares vested	0.9	1.0

	Three Months Ended
	March 31,
Vesting of performance-based restricted stock:	2017	2016
Fair value of shares vested	$19.5	$23.6
Tax benefit realized upon vesting	$6.9	$8.4
Number of shares vested	0.2	0.2

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 23.4% and 32.3% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the ETR was primarily due to the impact of a benefit related to the adoption of ASU 2016-09, as further discussed in Note 1 above, and the non-taxable CCXI Gain as discussed in Note 10 below.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTBs of $2.9 million ($3.7 million net of federal tax) during the first quarter of 2017.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2011 and 2012 are under examination and its returns for 2013, 2014 and 2015 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013, 2014 and 2015 remain open to examination.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share Based Payment Accounting” as more fully discussed in Note 1 to the condensed consolidated financial statements. The Company has adopted the new guidance as of the first quarter of 2017 and expects the adoption to result in a benefit to the provision for income taxes of approximately $30 million for the full year of 2017, or $0.15 per diluted share.

In the first quarter of 2017, the Company adopted ASU No. 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” Under previous guidance, the tax effects of intra-entity asset transfers (intercompany sales) were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. Upon adoption, a cumulative-effect adjustment is recorded in retained earnings as of the beginning of the period of adoption. The net impact upon adoption is a reduction to retained earnings of $4.6 million. The Company does not expect any material impact on its future operations as a result of the adoption of this guidance.

The following table shows the amount the Company paid for income taxes:

	Three Months Ended
	March 31,
	2017	2016
Income taxes paid	$23.4	$22.0

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended
	March 31,
	2017	2016
Basic	191.1	195.0
Dilutive effect of shares issuable under stock-based compensation plans	3.2	2.9

Diluted	194.3	197.9

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock excluded from the table above	1.0	1.5

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2017 and 2016. The assumed proceeds in 2017 do not include Excess Tax Benefits pursuant to the prospective adoption of ASU 2016-09 in the first quarter of 2017. The assumed proceeds in 2016 include Excess Tax Benefits.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2017
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$240.8	$—	$240.8	$240.8	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,111.5	$—	$1,111.5	$977.9	$132.8	$0.8
Fixed maturity and open ended mutual funds (2)	$26.5	$6.0	$32.5	$—	$—	$32.5

	As of December 31, 2016
		Gross		Balance sheet location
	Cost	Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$189.0	$—	$189.0	$189.0	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,190.5	$—	$1,190.5	$1,017.0	$173.4	$0.1
Fixed maturity and open ended mutual funds (2)	$27.0	$5.6	$32.6	$—	$—	$32.6

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at March 31, 2017 and at December 31, 2016. The remaining contractual maturities for the certificates of deposits classified in other assets are 23 months at March 31, 2017 and 13 months to 15 months at December 31, 2016. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from three months to 16 months and six months to 19 months at March 31, 2017 and December 31, 2016 respectively.

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

SCDM Financial

On February 13, 2017, a subsidiary of the Company acquired the structured finance data and analytics business of SCDM Financial. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flow is not expected to be material. This business unit operates in the MA reportable segment and goodwill related to this acquisition has been allocated to the RD&A reporting unit.

Korea Investor Service (KIS)

In July 2016, a subsidiary of the Company acquired the non-controlling interest of KIS and additional shares of KIS Pricing. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flow is not expected to be material. KIS and KIS Pricing are a part of the MIS segment.

Gilliland Gold Young (GGY)

On March 1, 2016, subsidiaries of the Company acquired 100% of GGY, a leading provider of advanced actuarial software for the life insurance industry. The cash payments noted in the table below were funded with cash on hand. The acquisition of GGY will allow MA to provide an industry-leading enterprise risk offering for global life insurers and reinsurers.

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$83.4
Additional consideration paid to sellers in the third quarter of 2016(1)	3.1

Total consideration	$86.5

(1)	Represents additional consideration paid to the sellers for amounts withheld at closing pending the completion of certain administrative matters

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$11.7
Property and equipment, net		2.0
Indemnification assets		1.5
Intangible assets:
Trade name (19 year weighted average life)	$3.7
Client relationships (21 year weighted average life)	13.8
Software (7 year weighted average life)	16.6

Total intangible assets (14 year weighted average life)		34.1
Goodwill		59.4
Liabilities		(22.2)

Net assets acquired		$86.5

Current assets in the table above include acquired cash of $7.5 million. Additionally, current assets include accounts receivable of $2.9 million. Goodwill, which has been assigned to the MA segment, is not deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at March 31, 2017 and December 31, 2016.

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

Derivatives and non-derivative instruments designated as accounting hedges:

Interest Rate Swaps

The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest (expense) income, net in the Company’s consolidated statement of operations.

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of March 31, 2017	As of December 31, 2016
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$80.0	$80.0	3-month LIBOR

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of Income Recognized in the Consolidated Statements of Operations
		Three Months Ended
		March 31,
Derivatives Designated as Fair Value Accounting Hedges	Location on Consolidated Statement of Operations	2017	2016
Interest rate swaps	Interest expense, net	$2.4	$3.0

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

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, any change in the fair value is recorded in OCI in the foreign currency translation account. Any change in the fair value of these hedges that is the result of ineffectiveness is recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statement of operations.

The following table summarizes the notional amounts of the Company’s outstanding forward contracts that are designated as net investment hedges:

	March 31,		December 31,
	2017		2016
	Sell	Buy	Sell	Buy
Notional amount of net investment hedges:
Contracts to sell GBP for euros	£22.1	€26.4	£22.1	€26.4

The outstanding contracts to sell GBP for euros mature in June 2017. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivatives and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion), net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion), net of Tax
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017		2016
FX forwards	$—	$(4.6)	$—		$—
Long-term debt	(3.6)	(13.1)	—		—

Total net investment hedges	$(3.6)	$(17.7)	$—		$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$(0.2)	$1.2	$1.0	*	$1.4	*
Treasury rate lock	—	—	(0.1)		—

Total cash flow hedges	$(0.2)	$1.2	$0.9		$1.4

Total	$(3.8)	$(16.5)	$0.9		$1.4

*	Reflects a $1.5 million ($0.5 million tax effect) and $2.2 million ($0.8 million tax effect) gain for 2017 and 2016, respectively, recorded in other non-operating (expense) income, net.

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31,	December 31,
	2017	2016
Net investment hedges
FX forwards	$22.3	$22.3
Long-term debt	8.9	12.5

Total net investment hedges	$31.2	$34.8

Cash flow hedges
Treasury rate lock	$(1.0)	$(1.1)
Cross currency swap	1.7	2.8

Total cash flow hedges	0.7	1.7

Total net gains in AOCI	$31.9	$36.5

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through September 2017.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31,				December 31,
	2017				2016
	Sell		Buy		Sell		Buy
Notional amount of currency pair:
Contracts to purchase USD with euros		€35.5		$37.8		€—		$—
Contracts to sell USD for euros		$31.9		€30.0		$—		€—
Contracts to sell USD for GBP		$278.1		£222.5		$—		£—
Contracts to sell USD for CAD		$16.7	C$	22.3		$—	C$	—
Contracts to purchase euros with Singapore dollars	S$	—		€—	S$	55.5		€36.0
Contracts to sell euros for GBP		€30.0		£25.7		€31.0		£25.9

Note: € = Euro, £ = British pound, S$ = Singapore dollar, C$ = Canadian dollar, $ = U.S. dollar

The following table summarizes the impact to the consolidated statements of operations relating to the net (losses) gains on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended
		March 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2017	2016
Foreign exchange forwards	Other non-operating (expense) income, net	$(2.3)	$0.5

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2017	December 31, 2016
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$0.6	$0.6
Interest rate swaps	Other assets	4.5	7.0

Total derivatives designated as accounting hedges		5.1	7.6

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1.1	—

Total assets		$6.2	$7.6

Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swap	Other non-current liabilities	$4.1	$3.8
Interest rate swaps	Other non-current liabilities	1.3	0.8

Total derivatives designated as accounting hedges		5.4	0.8

Non-derivative instrument designated as accounting hedge
Long-term debt designated as net investment hedge	Long-term debt	427.8	421.9
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	0.7	0.8

Total liabilities		$433.9	$423.5

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2017
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6
Additions/adjustments	—	—	—	3.6	—	3.6	3.6	—	3.6
Foreign currency translation adjustments	(2.8)	—	(2.8)	5.2	—	5.2	2.4	—	2.4

Ending balance	$274.2	$—	$274.2	$767.6	$(12.2)	$755.4	$1,041.8	$(12.2)	$1,029.6

	Year ended December 31, 2016
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	61.0	—	61.0	61.0	—	61.0
Goodwill derecognized upon sale of subsidiary	(3.2)	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	(4.2)	—	(4.2)	(6.3)	—	(6.3)	(10.5)	—	(10.5)

Ending balance	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6

The 2017 additions/adjustments for the MA segment in the table above relate to the acquisition of the structured finance data and analytics business of SCDM. The 2016 additions/adjustments for the MA segment in the table above relate to the acquisition of GGY. The 2016 goodwill derecognized for the MIS segment in the table above relates to the divestiture of ICTEAS in the fourth quarter of 2016.

Acquired intangible assets and related amortization consisted of:

	March 31,	December 31,
	2017	2016
Customer relationships	$313.2	$310.1
Accumulated amortization	(128.7)	(124.4)

Net customer relationships	184.5	185.7

Trade secrets	29.9	29.9
Accumulated amortization	(26.2)	(25.6)

Net trade secrets	3.7	4.3

Software	88.8	87.7
Accumulated amortization	(58.3)	(54.9)

Net software	30.5	32.8

Trade names	74.7	75.3
Accumulated amortization	(21.0)	(19.9)

Net trade names	53.7	55.4

Other	43.4	43.5
Accumulated amortization	(26.0)	(25.3)

Net other	17.4	18.2

Total acquired intangible assets, net	$289.8	$296.4

Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$8.5	$7.9

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2017 (after March 31)	$23.8
2018	26.6
2019	23.7
2020	20.9
2021	20.5
Thereafter	174.3

Total estimated future amortization	$289.8

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three months ended March 31, 2017 and 2016.

NOTE 9. FAIR VALUE

The table below presents information about items that are carried at fair value at March 31, 2017 and December 31, 2016:

		Fair Value Measurement as of March 31, 2017
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$6.2	$—	$6.2
	Money market mutual funds	240.8	240.8	—
	Fixed maturity and open ended mutual funds	32.5	32.5	—

	Total	$279.5	$273.3	$6.2

Liabilities:
	Derivatives (a)	$6.1	$—	$6.1

	Total	$6.1	$—	$6.1

		Fair Value Measurement as of December 31, 2016
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$7.6	$—	$7.6
	Money market mutual funds	189.0	189.0	—
	Fixed maturity and open ended mutual funds	32.6	32.6	—

	Total	$229.2	$221.6	$7.6

Liabilities:
	Derivatives (a)	$5.4	$—	$5.4

	Total	$5.4	$—	$5.4

(a)

Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as interest rate swaps and cross-currency swaps as more fully described in Note 7 to the condensed consolidated financial statements.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be ‘available for sale’ under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31,	December 31,
	2017	2016
Other current assets:
Prepaid taxes	$175.9	$47.0
Prepaid expenses	73.3	65.7
Other	20.4	28.1

Total other current assets	$269.6	$140.8

	March 31,	December 31,
	2017	2016
Other assets:
Investments in joint ventures	$86.9	$26.3
Deposits for real-estate leases	11.2	10.8
Indemnification assets related to acquisitions	16.8	16.5
Mutual funds and fixed deposits	33.3	32.7
Other	18.6	25.9

Total other assets	$166.8	$112.2

	March 31,	December 31,
	2017	2016
Accounts payable and accrued liabilities:
Salaries and benefits	$96.7	$89.3
Incentive compensation	48.9	151.1
Accrued settlement charge	—	863.8
Customer credits, advanced payments and advanced billings	31.1	28.4
Self-insurance reserves	10.1	11.1
Dividends	4.5	78.5
Professional service fees	47.0	40.4
Interest accrued on debt	18.5	59.2
Accounts payable	24.1	28.4
Income taxes	40.3	16.8
Restructuring	3.0	6.3
Pension and other retirement employee benefits	7.1	6.1
Other	61.3	64.9

Total accounts payable and accrued liabilities	$392.6	$1,444.3

	March 31,	December 31,
	2017	2016
Other liabilities:
Pension and other retirement employee benefits	$272.5	$264.1
Deferred rent-non-current portion	97.3	98.3
Interest accrued on UTPs	36.2	34.1
Legacy and other tax matters	1.2	1.2
Other	27.0	27.5

Total other liabilities	$434.2	$425.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Balance January 1,	$11.1	$19.7
Accruals (reversals), net	1.8	12.1
Payments	(2.8)	(20.7)

Balance	$10.1	$11.1

Other Non-Operating (Expense) Income:

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended
	March 31,
	2017	2016
FX (loss) gain	$(9.6)	$4.0
Joint venture income	1.0	1.9
Other	(0.8)	(0.3)

Total	$(9.4)	$5.6

CCXI Gain:

CCXI is a Chinese credit rating agency in which Moody’s acquired a 49% stake in 2006. Moody’s accounts for this investment under the equity method of accounting. On March 21, 2017, CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain. The issuance of additional capital by CCXI is treated as if Moody’s sold a 19% interest in CCXI at fair value. The fair value of the 19% interest in CCXI that Moody’s hypothetically sold was estimated using both a discounted cash flow methodology and comparable public company multiples. A DCF analysis requires significant estimates, including projections of future operating results and cash flows based on the budgets and forecasts of CCXI, expected long-term growth rates, terminal values, WACC and the effects of external factors and market conditions. Moody’s will continue to account for its 30% interest in CCXI under the equity method of accounting.

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

			Affected line in the
	Three Months Ended		consolidated statement of
	March 31, 2017	March 31, 2016	operations
Gains on cash flow hedges
Cross-currency swap	1.5	2.2	Other non-operating (expense) income, net
Treasury rate lock	(0.1)	—	Interest expense, net

Total before income taxes	1.4	2.2
Income tax effect of items above	(0.5)	(0.8)	Provision for income taxes

Total gains on cash flow hedges	0.9	1.4

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.5)	(1.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.9)	(1.0)	SG&A expense

Total before income taxes	(2.4)	(2.6)
Income tax effect of item above	0.9	1.0	Provision for income taxes

Total pension and other retirement benefits	(1.5)	(1.6)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.6)	$(0.2)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	March 31, 2017
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2016	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)
Other comprehensive income before reclassifications	—	(0.2)	6.9	0.3	7.0
Amounts reclassified from AOCI	1.5	(0.9)		—	0.6

Other comprehensive income/(loss)	1.5	(1.1)	6.9	0.3	7.6

Balance March 31, 2017	$(78.0)	$0.6	$(283.3)	$3.4	$(357.3)

	Three Months Ended
	March 31, 2016
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2015	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)
Other comprehensive income/(loss) before reclassifications	—	1.2	36.0	0.6	37.8
Amounts reclassified from AOCI	1.6	(1.4)	—	—	0.2

Other comprehensive income/(loss)	1.6	(0.2)	36.0	0.6	38.0

Balance March 31, 2016	$(84.1)	$(1.3)	$(220.0)	$3.9	$(301.5)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2017	2016	2017	2016
Components of net periodic expense
Service cost	$4.9	$5.2	$0.6	$0.5
Interest cost	4.7	4.6	0.3	0.3
Expected return on plan assets	(4.1)	(4.3)	—	—
Amortization of net actuarial loss from earlier periods	2.4	2.6	—	—
Amortization of net prior service costs from earlier periods	—	—	(0.1)	—

Net periodic expense	$7.9	$8.1	$0.8	$0.8

The Company made payments of $1.3 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans during the three months ended March 31, 2017. The Company anticipates making contributions of $10.4 million to its funded pension plan, and payments of $3.8 million and $0.8 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2017.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2017
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:					—
5.50% 2010 Senior Notes, due 2020	$500.0	$3.7	$(1.3)	$(1.5)	$500.9
4.50% 2012 Senior Notes, due 2022	500.0	(0.3)	(2.3)	(2.0)	495.4
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.0)	(2.6)	495.4
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(0.2)	(0.3)	(1.6)	447.9
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.9)	597.4
1.75% 2015 Senior Notes, due 2027	534.8	—	—	(3.5)	531.3
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.5)	(3.8)	494.7
2017 Floating Rate Senior Notes, due 2018	300.0		—	(1.1)	298.9
Commercial Paper	214.0	—	(0.2)	—	213.8

Total debt	$4,098.8	$3.2	$(4.3)	$(22.0)	$4,075.7

Current portion					(213.8)

Total long-term debt					$3,861.9

	December 31, 2016
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$	$300.0
5.50% 2010 Senior Notes, due 2020	500.0	5.5	(1.3)	(1.6)	502.6
4.50% 2012 Senior Notes, due 2022	500.0	(0.2)	(2.4)	(2.1)	495.3
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.1)	(2.7)	495.2
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	0.9	(0.4)	(1.7)	448.8
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.9)	597.4
1.75% 2015 Senior Notes, due 2027	527.4	—	—	(3.7)	523.7

Total long-term debt	$3,377.4	$6.2	$(2.9)	$(17.7)	$3,363.0

Current portion					(300.0)

Total long-term debt					$3,063.0

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.

Commercial Paper

On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2015 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. At March 31, 2017, the Company has CP borrowings outstanding of $214.0 million with a weighted average maturity and interest rate of 20 days and 1.29%, respectively.

Notes Payable

On March 2, 2017, the Company issued $300 million aggregate principal amount of senior unsecured floating rate notes in a public offering. The 2017 Floating Rate Senior Notes bear interest at a floating rate which is calculated as three-month LIBOR as determined on the interest determination date plus 0.35%. The interest determination date for an interest period will be the second London business day preceding the first day of such interest period. The 2017 Floating Rate Senior Notes will mature on September 4, 2018. Interest on the 2017 Floating Rate Senior Notes will accrue from March 2, 2017, and will be paid quarterly in arrears on June 4, 2017, September 4, 2017, December 4, 2017, March 4, 2018, June 4, 2018 and on the maturity date, to the record holders at the close of business on the business date preceding the interest payment date. The 2017 Floating Rate Senior Notes are not redeemable prior to their maturity.

On March 2, 2017, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2017 Senior Notes bear interest at a fixed rate of 2.75% and mature on December 15, 2021. Interest on the 2017 Senior Notes is due semiannually on June 15 and December 15 of each year, commencing June 15, 2017. The Company may prepay the 2017 Senior Notes, in whole or in part, at any time at a price equity to 100% of the principal amount being prepaid, plus accrued interest and a Make-Whole Amount.

For both the 2017 Floating Rate Senior Notes and 2017 Senior Notes, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2017 Indenture, at a price equal to 101% of the principal amount, thereof, plus accrued and unpaid interest to the date of purchase. The 2017 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2017 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2017 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2017 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2017 Indenture, the 2017 Floating Rate Senior notes and 2017 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

In the first quarter of 2017, the Company repaid the Series 2007-1 Notes along with a Make-Whole Amount of approximately $7 million.

At March 31, 2017, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2017, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5- Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	2017 Floating Rate Senior Notes	2017 Senior Notes	Commercial Paper	Total
2017 (after March 31,)	$—	$—	$—	$—	$—	$—	$—	$—	$214.0	$214.0
2018	—	—	—	—	—	—	300.0	—	—	300.0
2019	—	—	—	450.0	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	—	—	—	500.0
2021	—	—	—	—	—	—	—	500.0	—	500.0
Thereafter	—	500.0	500.0	—	600.0	534.8	—	—	—	2,134.8

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$534.8	$300.0	$500.0	$214.0	$4,098.8

(1)	Based on end of quarter FX rates

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Income	$4.1	$2.9
Expense on borrowings	(44.7)	(34.6)
UTPs and other tax related liabilities	(2.1)	(2.8)
Capitalized	0.3	0.4

Total	$(42.4)	$(34.1)

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2017	2016
Interest paid*	$74.7	$67.1

*	Amount in 2017 includes an approximate $7 million Make-Whole Amount relating to the early repayment of the Series 2007-1 Notes

The fair value and carrying value of the Company’s long-term debt as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$—	$—	$300.0	$308.9
2010 Senior Notes	500.9	547.9	502.6	548.3
2012 Senior Notes	495.4	537.2	495.3	535.3
2013 Senior Notes	495.4	546.2	495.2	539.9
2014 Senior Notes (5-Year)	447.9	455.7	448.8	456.2
2014 Senior Notes (30-Year)	597.4	666.2	597.4	661.5
2015 Senior Notes	531.3	547.7	523.7	534.8
2017 Senior Notes	494.7	499.7	—	—
2017 Floating Rate Senior Notes	298.9	300.5	—	—

Total	$3,861.9	$4,101.1	$3,363.0	$3,584.9

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 14. CONTINGENCIES

Given the nature of their activities, Moody’s and its subsidiaries are subject to governmental, regulatory and legislative investigations and inquiries, and claims and litigation that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. They periodically receive and respond to subpoenas and other inquiries which may relate to Moody’s activities or to activities of others that may result in litigation, proceedings or investigations by private litigants or governmental, regulatory or legislative authorities. Moody’s also is subject to tax proceedings and ongoing tax audits as addressed in Note 3 to the financial statements.

Management periodically assesses the Company’s liabilities and contingencies in connection with these matters based upon the latest information available. For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, the Company records liabilities in the consolidated financial statements when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In instances when a loss is reasonably possible but uncertainties exist related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if material. As additional information becomes available, the Company adjusts its assessments and estimates of such matters accordingly. Moody’s also discloses material pending legal proceedings pursuant to SEC rules and other pending matters as it may determine to be appropriate.

In view of the inherent difficulty of assessing the potential outcome of legal proceedings, governmental, regulatory and legislative investigations and inquiries, claims and litigation and similar matters and contingencies, particularly when the claimants seek large or indeterminate damages or assert novel legal theories or the matters involve a large number of parties, the Company often cannot predict what the eventual outcome of the pending matters will be or the timing of any resolution of such matters. The Company also may be unable to predict the impact (if any) that any such matters may have on how its business is conducted, on its competitive position or on its financial position, results of operations or cash flows. As the process to resolve any pending matters progresses, management will continue to review the latest information available and assess its ability to predict the outcome of such matters and the effects, if any, on its operations and financial condition and to accrue for and disclose such matters as and when required. However, because such matters are inherently unpredictable and unfavorable developments or resolutions can occur, the ultimate outcome of such matters, including the amount of any loss, may differ from those estimates.

NOTE 15 SEGMENT INFORMATION

The Company is organized into two operating segments: MIS and MA and accordingly, the Company reports in two reportable segments: MIS and MA.

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

	Three Months Ended March 31,
	2017				2016
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$694.2	$310.7	$(29.7)	$975.2	$549.1	$293.8	$(26.8)	$816.1
Operating, SG&A	288.3	240.7	(29.7)	499.3	278.6	230.3	(26.8)	482.1

Adjusted Operating Income	405.9	70.0	—	475.9	270.5	63.5	—	334.0

Less:
Depreciation and amortization	18.9	13.6	—	32.5	17.5	12.4	—	29.9

Operating income	$387.0	$56.4	$—	$443.4	$253.0	$51.1	$—	$304.1

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended March 31,
	2017	2016
MIS:
Corporate finance (CFG)	$352.8	$240.3
Structured finance (SFG)	100.2	90.6
Financial institutions (FIG)	112.3	94.9
Public, project and infrastructure finance (PPIF)	98.1	91.5

Total ratings revenue	663.4	517.3
MIS Other	4.8	7.8

Total external revenue	668.2	525.1

Intersegment royalty	26.0	24.0

Total	694.2	549.1

MA:
Research, data and analytics (RD&A)	175.4	164.9
Enterprise risk solutions (ERS)	95.9	89.5
Professional services (PS)	35.7	36.6

Total external revenue	307.0	291.0

Intersegment revenue	3.7	2.8

Total	310.7	293.8

Eliminations	(29.7)	(26.8)

Total MCO	$975.2	$816.1

Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2017	2016
Revenue
United States	$577.8	$480.0
International:
EMEA	236.3	210.2
Asia-Pacific	99.4	82.0
Americas	61.7	43.9

Total International	397.4	336.1

Total	$975.2	$816.1

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

The Company intends to adopt the new revenue guidance as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record a cumulative adjustment to retained earnings at January 1, 2018 and apply the provisions of the ASU prospectively. Currently, the Company believes this ASU will have an impact on, which is not limited to: i) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period (compared to ASC 605 whereby all software subscription revenue is currently recognized over the subscription period); ii) the accounting for certain ERS revenue arrangements where VSOE is not currently available under ASC 605 would result in the acceleration of revenue recognition (compared to ASC 605 whereby revenue is currently deferred due to lack of VSOE); iii) the capitalization of software implementation project costs to fulfill a contract for its ERS business which will be expensed as incurred under the new standard; and iv.) the amortization period for capitalized costs to obtain a contract in the MA segment.

At March 31, 2017, the Company is progressing in assessing and documenting key changes to judgmental areas of its accounting policies relating to the adoption of the new revenue accounting standard. However, the quantitative impact of adopting this ASU is not currently known or reasonably estimable as the impact will be heavily dependent upon the status of contracts in-process primarily within the Company’s ERS LOB as of the date of adoption (the Company does not have any material software implementation arrangements with terms longer than two years). Furthermore, the Company is in the process of upgrading its IT infrastructure in order to support the accounting under the new standard as well as assessing the impact that the new standard will have on its processes and internal controls.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this ASU on the Company’s financial statements. The Company believes that the most pertinent impact to its financial statements upon the adoption of this ASU will relate to the discontinuance of the available-for-sale classification for investments in equity securities (unrealized gains and losses were recorded through OCI). Accordingly, subsequent to adoption of this ASU, changes in the fair value of equity securities held by the Company will be recorded through earnings.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost which will require entities to estimate expected credit losses over the lifetime of the instrument. This may result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, an allowance for credit losses will be recognized as a contra account to the amortized cost carrying value of the asset rather than a direct reduction to the carrying value, with changes in the allowance impacting earnings. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this ASU on its financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on accounts receivable.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This ASU impacts the presentation of net periodic pension costs in the statement of operations. Entities will be required to report the service cost component in the same line item or items as other compensation costs (either Operating or SG&A in Moody’s statement of operations). The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside of operating income. The ASU permits only the service cost component of net periodic pension cost to be eligible for capitalization, when applicable. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Upon adoption, the Company will bifurcate its net periodic pension costs reported in its statements of operations in accordance with this ASU.

NOTE 17. SUBSEQUENT EVENT

On April 25, 2017, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on June 12, 2017 to shareholders of record at the close of business on May 22, 2017.

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of the distribution of research and financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings business. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2016, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than the update below relating to a goodwill impairment assessment performed on the Company’s MAKS reporting unit in the first quarter of 2017.

Goodwill and Other Acquired Intangible Assets

The following is an update to the Company’s critical accounting estimate disclosures relating to goodwill and other acquired intangible assets which were presented in Moody’s Form 10-K for the year ended December 31, 2016. This update should be read in conjunction with the disclosures made in the aforementioned Form 10-K, and relates to the Company’s MAKS reporting unit, formerly known as Copal Amba, which is a provider of research and analytical services.

In January 2017, there was a management change in the MAKS business. A quantitative goodwill impairment assessment for the MAKS reporting unit was performed during the first quarter of 2017 upon the completion of revised financial projections by the new management of this reporting unit. This assessment resulted in no impairment of goodwill for the MAKS reporting unit at March 31, 2017; however, the amount by which the fair value of the reporting unit exceeded its carrying value declined compared to amounts derived during the last quantitative impairment assessment as of July 31, 2016.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of March 31, 2017 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units (March 31, 2017 for MAKS; July 31, 2016 for the remaining reporting units).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$52.2	$—	$—	$—	$—
RD&A	179.7	—	—	—	—
ERS	326.1	—	—	—	—
FSTC	85.7	—	—	(14.4)	(34.6)
MAKS	160.6	—	—	(23.1)	(53.5)
ICRA	225.3	—	—	—	—

Totals	$1,029.6	$—	$—	$(37.5)	$(88.1)

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative assessment (March 31, 2017 for MAKS and July 31, 2016 for the remaining reporting units). As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

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

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of each reporting unit’s last quantitative goodwill impairment assessment. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

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

•

WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 11.5% as of the date of the reporting unit’s last quantitative assessment. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the reporting unit’s last quantitative goodwill impairment assessment. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Reportable Segments

The Company is organized into two reportable segments at March 31, 2017: MIS and MA.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Executive Summary

•	Moody’s revenue in the first quarter of 2017 totaled $975.2 million, an increase of $159.1 million, or 19%, compared to 2016 reflecting strong growth in MIS as well as good growth in MA.

•

MIS revenue increased 27% compared to a weak prior year period, where issuance volumes were suppressed due to market volatility at the time. Rated issuance volumes in the first quarter of 2017 were strong primarily reflecting robust activity in the bank loan and high-yield corporate debt sectors in CFG as issuers took advantage of favorable market conditions to refinance obligations. The increase also reflects growth in the banking sector within FIG and growth across most asset classes in SFG.

•

MA revenue was 5% higher than the prior year reflecting increases in ERS and RD&A, most notably in the U.S. The growth in ERS is primarily due to revenue from GGY, which was acquired in March 2016, coupled with growth in the Risk and Finance Analytics product vertical. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data, most notably in the U.S. and EMEA.

•

Total operating expenses increased $19.8 million, or 4% compared to 2016. The increase is primarily due to growth in compensation costs of $22.9 million mainly due to higher incentive compensation costs reflecting higher projected achievement against full-year projected results compared to the prior year.

•

Operating income of $443.4 million in the first quarter of 2017 increased $139.3 million compared to 2016 and resulted in an operating margin of 45.5% compared to 37.3% in the prior year. Adjusted Operating Income of $475.9 million in the first quarter of 2017 increased $141.9 million compared to 2016, resulting in an Adjusted Operating Margin of 48.8% compared to 40.9% in the prior year.

•	The increase in non-operating income (expense) net, compared to the prior year is primarily due to:

•

a $59.7 million non-cash, non-taxable gain relating to a strategic business realignment at CCXI, a Chinese credit rating agency, in which Moody’s has had an equity interest since 2006 (refer to Note 10 to the condensed consolidated financial statements for further discussion on this CCXI Gain);

Partially offset by:

•

higher interest expense of $8.3 million reflecting an approximate $7 million prepayment penalty on the early repayment of the Series 2007-1 Notes as well as interest on additional debt and CP issued by the Company during the first quarter of 2017; and

•	FX losses of approximately $10 million in the first quarter of 2017 compared to FX gains of $4 million in the prior year.

•

The ETR of 23.4% in the first quarter of 2017 was 890 BPS lower than the prior year, primarily due to the non-taxable CCXI Gain as well as an approximate $19 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion of the impacts of this new accounting standard).

•

Diluted EPS of $1.78 in the first quarter of 2017, which includes a $0.31 benefit related to the CCXI Gain and a $0.10 benefit relating to the new accounting standard for Excess Tax Benefits, increased $0.85 compared to 2016, reflecting higher Net Income and a 2% reduction in diluted weighted average shares outstanding. Excluding the $0.31 CCXI Gain in the first quarter of 2017, Adjusted Diluted EPS of $1.47 increased $0.54 compared to 2016.

Moody’s Corporation

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
United States	$577.8	$480.0	20%

International:
EMEA	236.3	210.2	12%
Asia-Pacific	99.4	82.0	21%
Americas	61.7	43.9	41%

Total International	397.4	336.1	18%

Total	975.2	816.1	19%

Expenses:
Operating	277.4	249.2	(11%)
SG&A	221.9	232.9	5%
Depreciation and amortization	32.5	29.9	(9%)

Total	531.8	512.0	(4%)

Operating income	$443.4	$304.1	46%

Adjusted Operating Income (1)	$475.9	$334.0	42%

Interest (expense) income, net	$(42.4)	$(34.1)	(24%)
Other non-operating (expense) income, net	$(9.4)	$5.6	(268%)
CCXI Gain	$59.7	$—	NM

Non-operating income (expense), net	$7.9	$(28.5)	128%

Net income attributable to Moody’s	$345.6	$184.4	87%
Diluted weighted average shares outstanding	194.3	197.9	2%
Diluted EPS attributable to Moody’s common shareholders	$1.78	$0.93	91%
Adjusted Diluted EPS attributable to Moody’s common shareholders(1)	$1.47	$0.93	58%
Operating margin	45.5%	37.3%
Adjusted Operating Margin(1)	48.8%	40.9%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31		% Change
	2017	2016
United States	3,411	3,441	(1%)
International	7,247	7,311	(1%)

Total	10,658	10,752	(1%)

Global revenue of $975.2 million in the first quarter of 2017 increased $159.1 million, or 19%, compared to 2016 and reflected strong growth in MIS and good growth in MA.

The $143.1 million increase in MIS revenue primarily reflects strong bank loan and high-yield corporate debt rated issuance volumes in CFG as issuers took advantage of favorable market conditions to refinance obligations in the first quarter of 2017 compared to weak issuance in the prior year reflecting market volatility. The increase also reflects growth in the banking sector within FIG and growth across most asset classes in SFG. Additionally, the increase over prior year reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases.

The $16.0 million growth in MA reflects increases in ERS and RD&A, most notably in the U.S. The growth in ERS is primarily due to revenue from GGY, which was acquired in March 2016 coupled with growth in the Risk and Finance Analytics product vertical. In RD&A, revenue growth was primarily driven by credit research subscriptions and licensing of ratings data.

Transaction revenue accounted for 51% of global MCO revenue in the first quarter of 2017 compared to 45% in the prior year.

U.S. revenue of $577.8 million in the first quarter of 2017 increased $97.8 million from the prior year, reflecting growth in both reportable segments.

Non-U.S. revenue of $397.4 million in the first quarter of 2017 increased $61.3 million compared to the prior year reflecting growth across all regions in both MIS and MA.

Operating expenses were $277.4 million in the first quarter of 2017, up $28.2 million compared to 2016 primarily due to an increase in compensation costs reflecting higher incentive compensation due to greater projected achievement relative to full-year targeted results compared to the prior year. This increase also reflects higher salaries and employee benefit expenses resulting from the impact of annual compensation increases and increased headcount, most notably in MA which includes headcount from the acquisition of GGY.

SG&A expenses of $221.9 million in the first quarter of 2017 decreased $11.0 million from the prior year period primarily reflecting both lower compensation and non-compensation costs due to the impact of cost management initiatives implemented in 2016 that have continued into 2017. These decreases were partially offset by higher incentive compensation reflecting greater projected achievement relative to full-year targeted results compared to the prior year.

Operating income of $443.4 million increased $139.3 million from the first quarter of 2016. Adjusted Operating Income was $475.9 million in the first quarter of 2017, an increase of $141.9 million compared to 2016. Operating margin of 45.5% increased 820 BPS compared to the first quarter of 2016. Adjusted Operating Margin of 48.8% increased 790 BPS compared to the prior year.

Interest (expense) income, net in the first quarter of 2017 was ($42.4) million, an $8.3 million increase in expense compared to 2016, primarily due to an approximate $7 million prepayment penalty on the early repayment of the Series 2007-1 Notes. Additionally, the increase reflects interest on the 2017 Senior Notes and 2017 Floating Rate Senior Notes which were issued in the first quarter of 2017 as well as interest on borrowings under the Company’s CP program for which Moody’s commenced issuance in February 2017.

Other non-operating (expense) income, net was ($9.4) million in the first quarter of 2017, a $15.0 million increase in expense compared to 2016 reflecting approximately $10 million in FX losses compared to approximately $4 million in FX gains in the prior year. The losses in 2017 primarily relate to the strengthening of the British pound and Japanese yen compared to the U.S. dollar which negatively impacted U.S. dollar denominated assets held in these international jurisdictions.

The CCXI Gain represents a $59.7 million non-cash, non-taxable gain relating to a strategic business realignment at CCXI, a Chinese credit rating agency, in which Moody’s has had an equity interest since 2006 (refer to Note 10 to the condensed consolidated financial statements for further discussion on this CCXI Gain).

The ETR of 23.4% in the first quarter of 2017 was 890 BPS lower than the prior year. This decrease was primarily due to the non-taxable CCXI Gain as well as an approximate $19 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation. In accordance with the new accounting standard, these Excess Tax Benefits are now recorded to the provision for income taxes, whereas in the prior year were recorded to capital surplus (refer to Note 1 to the condensed consolidated financial statements for further discussion on this new accounting standard).

Net Income in the first quarter of 2017, which included $59.7 million related to the CCXI Gain and a benefit of approximately $19 million relating to the new accounting standard for Excess Tax Benefits, was $345.6 million, or $161.2 million higher than prior year. Diluted EPS of $1.78 in the first quarter of 2017, which included a $0.31 benefit for the CCXI Gain and a $0.10 benefit relating to the aforementioned new accounting standard, increased $0.85 compared to the prior year reflecting higher net income coupled with a 2% reduction in diluted weighted average shares outstanding. The reduction in diluted weighted average shares outstanding reflects share repurchases under the Company’s Board authorized share repurchase program partially offset by shares issued under employee stock-based compensation programs. Excluding the CCXI Gain in the first quarter of 2017, Adjusted Diluted EPS of $1.47 in 2017 increased $0.54 compared to 2016.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Corporate finance (CFG)	$352.8	$240.3	47%
Structured finance (SFG)	100.2	90.6	11%
Financial institutions (FIG)	112.3	94.9	18%
Public, project and infrastructure finance (PPIF)	98.1	91.5	7%

Total ratings revenue	663.4	517.3	28%

MIS Other	4.8	7.8	(38%)

Total external revenue	668.2	525.1	27%

Intersegment royalty	26.0	24.0	8%

Total	694.2	549.1	26%

Expenses:
Operating and SG&A (external)	284.6	275.8	(3%)
Operating and SG&A (intersegment)	3.7	2.8	(32%)

Adjusted Operating Income	405.9	270.5	50%

Depreciation and amortization	18.9	17.5	(8%)

Operating income	$387.0	$253.0	53%

Adjusted Operating Margin	58.5%	49.3%
Operating margin	55.7%	46.1%

The following is a discussion of external MIS revenue and operating expenses:

MIS revenue of $668.2 million in the first quarter of 2017 increased 27% compared to 2016 reflecting robust rated issuance volumes for bank loans and high-yield corporate debt within CFG coupled with strong growth in banking-related revenue in FIG and growth across most asset classes in SFG. The strong issuance volume activity in the first quarter of 2017 is in contrast to weak issuance conditions in the prior year when market volatility resulted in suppressed issuance volumes. Also contributing to the growth was the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases.

Transaction revenue for MIS was 65% in the first quarter of 2017 compared to 56% in the first quarter of 2016.

In the U.S., revenue was $422.5 million in the first quarter of 2017, an increase of $86.5 million, or 26% compared to 2016 primarily reflecting strong growth in rated issuance volumes for bank loans and high-yield corporate debt as well as strong growth in banking sector and infrastructure finance issuance. Additionally, the increase reflects growth in SFG resulting from higher structured credit, REIT and ABS rated deal counts and benefits from changes in the mix of fee type, new fee initiatives and pricing increases across all LOBs. These increases were partially offset by declines in public finance rated issuance volumes.

Non-U.S. revenue was $245.7 million in the first quarter of 2017, an increase of $56.6 million, or 30%, compared to 2016 primarily reflecting growth in high-yield corporate debt and bank loan revenue across all regions coupled with higher banking-related rated issuance volumes in the Asia-Pacific region. Also contributing to the growth were higher investment-grade rated issuance volumes in EMEA and benefits from changes in the mix of fee type, new fee initiatives and pricing increases.

CFG revenue of $352.8 million in the first quarter of 2017 increased $112.5 million, or 47%, compared to 2016 primarily due to robust rated issuance volumes in bank loans and high-yield corporate debt as issuers took advantage of favorable market conditions to refinance obligations compared to a challenging prior year period where global market volatility at the time suppressed leveraged finance issuance volumes. The strength in leveraged finance rated issuance volumes in the first quarter of 2017, which were most notable in the U.S. and EMEA, reflect current favorable market conditions, low capital market volatility and increased investor demand for floating rate instruments as interest rates were rising. The increase over the prior year also reflects higher investment-grade corporate debt rated issuance volumes in EMEA reflecting elevated liquidity within the region resulting from the ECB sponsored CSPP. Additionally, the growth reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue represented 74% and 63% of total CFG revenue in the first quarter of 2017 and 2016, respectively. In the U.S., revenue was $243.8 million, or 41% higher compared to the prior year. Internationally, revenue of $109.0 million increased 61% compared to the prior year.

SFG revenue of $100.2 million in the first quarter of 2017 increased $9.6 million, or 11%, compared to 2016. In the U.S., revenue of $65.0 million increased $5.0 million over 2016 primarily due to growth in CLO, REIT and ABS issuance compared to a challenging prior year period when global market volatility suppressed issuance. These increases were partially offset by lower securitization activity in CMBS reflecting the impact of certain newly implemented risk retention regulatory requirements for this asset class. Non-U.S. revenue in the first quarter of 2017 of $35.2 million increased $4.6 million compared to the prior year primarily reflecting higher covered bond revenue in EMEA due to issuance ahead of potential volatility stemming from the upcoming European election calendar. Transaction revenue was 57% of total SFG revenue in the first quarter of 2017 compared to 55% in the prior year.

FIG revenue of $112.3 million in the first quarter of 2017 increased $17.4 million, or 18%, compared to 2016. In the U.S., revenue was $50.6 million, up 26% compared to the first quarter of 2016 reflecting higher issuance in the banking sector and benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Internationally, revenue was $61.7 million in the first quarter of 2017, up 13% compared to 2016 primarily due to growth in the Asia-Pacific region reflecting higher cross-border issuance from Chinese banks and asset managers. Transaction revenue was 48% of total FIG revenue in the first quarter of 2017 compared to 39% in the same period in 2016.

PPIF revenue was $98.1 million in the first quarter of 2017 and increased $6.6 million, or 7%, compared to 2016. In the U.S., revenue of $63.0 million in the first quarter of 2017 increased $1.9 million compared to 2016 primarily due to benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Additionally, the increase reflects growth in infrastructure finance revenue compared to a challenging prior year period where market volatility at the time resulted in lower issuance volumes. These increases were partially offset by declines in public finance revenue as higher benchmark interest rates in the first quarter of 2017 suppressed municipal issuance volumes. Outside the U.S., PPIF revenue increased $4.7 million compared to 2016 reflecting higher public and infrastructure finance revenue in the EMEA and Asia-Pacific regions. Transaction revenue was 60% in the first quarter of 2017 compared to 59% of total PPIF revenue in first quarter of 2016.

Operating and SG&A expenses in the first quarter of 2017 increased $8.8 million compared to 2016. Compensation expenses increased approximately $14 million primarily due to higher incentive compensation reflecting higher projected achievement against full-year targeted results compared to the prior year partially offset by continued cost control initiatives. Non-compensation expenses declined approximately $5 million reflecting continued cost control initiatives.

Adjusted Operating Income and operating income in the first quarter of 2017, which includes intersegment royalty revenue and intersegment expenses, were $405.9 million and $387.0 million, respectively, and increased $135.4 million and $134.0 million, respectively, compared to 2016. Adjusted Operating Margin and operating margin were 58.5% and 55.7%, respectively, compared to 49.3% and 46.1%, in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended March 31,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Research, data and analytics (RD&A)	$175.4	$164.9	6%
Enterprise risk solutions (ERS)	95.9	89.5	7%
Professional services (PS)	35.7	36.6	(2%)

Total external revenue	307.0	291.0	5%

Intersegment revenue	3.7	2.8	32%

Total MA Revenue	310.7	293.8	6%

Expenses:
Operating and SG&A (external)	214.7	206.3	(4%)
Operating and SG&A (intersegment)	26.0	24.0	(8%)

Adjusted Operating Income	70.0	63.5	10%

Depreciation and amortization	13.6	12.4	(10%)

Operating income	$56.4	$51.1	10%

Adjusted Operating Margin	22.5%	21.6%
Operating margin	18.2%	17.4%

The following is a discussion of external MA revenue and operating expenses:

MA revenue increased $16.0 million, or 5%, compared to first quarter of 2016 and reflected growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Additionally, the growth over the prior year reflects benefits from pricing increases within MA’s recurring revenue base. Recurring revenue comprised 79% and 76% of total MA revenue in the first quarter 2017 and 2016, respectively.

In the U.S., revenue of $155.3 million in first quarter 2017 increased $11.3 million and primarily reflected growth in RD&A and ERS. The growth in RD&A reflected strength in credit research subscriptions and licensing of ratings data. The growth in ERS is primarily due to revenue from GGY, which was acquired in March 2016, coupled with growth in the Risk and Finance Analytics product vertical.

Non-U.S. revenue of $151.7 million in the first quarter of 2017 was $4.7 million higher than in the first quarter of 2016 reflecting growth in RD&A partially offset by declines in PS. The growth in RD&A primarily reflects strength in credit research subscriptions and licensing of ratings data in the EMEA and Asia-Pacific regions. These increases were partially offset by declines in PS in the EMEA and Asia-Pacific regions primarily due to a decrease in revenue from research and analytical services.

RD&A revenue of $175.4 million, which comprised 57% of total external MA revenue in both first quarter of 2017 and 2016, increased $10.5 million, or 6%, over the prior year period. The growth reflected upgrades in credit research subscriptions and pricing increases in licensing of ratings data, most notably in the U.S. and EMEA. In the U.S., revenue of $101.4 million increased $5.2 million compared to the first quarter of 2016. Non-U.S. revenue of $74.0 million increased $5.3 million compared to the first quarter of prior year.

ERS revenue of $95.9 million in the first quarter of 2017 increased $6.4 million, or 7%, over the first quarter of 2016. The growth in ERS is primarily due to revenue from GGY, which was acquired in March 2016, coupled with growth in the Risk and Finance Analytics product vertical. Additionally, the revenue growth reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $40.2 million increased $5.0 million compared to the first quarter of prior year. Non-U.S. revenue of $55.7 million increased $1.4 million compared to the first quarter of prior year.

PS revenue of $35.7 million in first quarter of 2017 decreased $0.9 million, or 2%, from 2016 reflecting lower non-U.S. revenue from research and analytical services partially offset by higher revenue from these services in the U.S. In the U.S., revenue in the first quarter of 2017 was $13.7 million, up 9% compared to 2016. International revenue was $22.0 million, down 8% compared to the first quarter of 2016.

Operating and SG&A expenses in 2017 increased $8.4 million compared to 2016. The expense growth primarily reflects an approximate $9 million increase in compensation costs primarily due to higher headcount to support business growth as well as headcount from the acquisition of GGY coupled with annual merit increases.

Adjusted Operating Income was $70.0 million in the first quarter of 2017 and increased $6.5 million compared to the same period in 2016. Operating income of $56.4 million in the first quarter of 2017 increased $5.3 million compared to the same period in 2016. Adjusted Operating Margin in the first quarter of 2017 was 22.5%, up 90 BPS from 2016. Operating margin was 18.2% in the first quarter of 2017, up 80 BPS from the prior year. Adjusted operating income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2017	2016
Net cash (used by) provided by operating activities	$(512.4)	$253.6	$(766.0)
Net cash provided by (used in) investing activities	$18.6	$(108.4)	$127.0
Net cash provided by (used in) financing activities	$553.7	$(355.5)	$909.2
Free Cash Flow*	$(531.1)	$227.3	$(758.4)

*	Free Cash Flow is an adjusted financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Net cash flows from operating activities decreased $766.0 million compared to the prior year. This decrease is primarily due to Settlement Charge payments of $863.8 million in the first quarter of 2017 partially offset by related tax benefits (deferred taxes and prepaid taxes, net) of approximately $35 million. Changes in working capital accounts, excluding the Settlement Charge, negatively impacted cash flow from operations by approximately $40 million. These are partially offset by an increase in net income of $159.3 million of which $59.7 million is the non-cash CCXI gain which is presented as a cash reduction, relative to net income, in cash flow from operations.

Net cash provided by investing activities

The $127.0 million increase in cash provided by investing activities is primarily due to:

•	higher net maturities of short-term investments of $50.8 million; and

•	a $70.9 million decrease in cash paid for acquisitions compared to the prior year primarily reflecting the acquisition of GGY in the first quarter of 2016.

Net cash provided by financing activities

The $909.2 million increase in cash provided by financing activities was attributed to:

•	proceeds of $798.5 million in 2017 reflecting the issuance of the 2017 Floating Rate Senior Notes and 2017 Senior Notes;

•	net proceeds of $213.3 million in 2017 from the Company’s commercial paper program; and

•	treasury shares repurchased of $55.0 million in the first three months of 2017 compared to $262.1 million in the first three months of 2016;

partially offset by:

•	repayment of the $300 million Series 2007-1 Notes.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $2.3 billion at March 31, 2017 consisted of approximately $1.9 billion located outside of the U.S. Approximately 31% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 94% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At March 31, 2017, Moody’s had $4.1 billion of outstanding debt and approximately $800 million of additional capacity available under the Company’s CP Program which is backstopped by the 2015 Facility as more fully discussed in Note 13 to the condensed consolidated financial statements. As of March 31, 2017, there was $214.0 million of borrowing outstanding under the Company’s CP Program. As of May 8, 2017, the Company had $50.0 million of CP borrowings outstanding that have a weighted average maturity and interest rate of 13 days and 1.30%, respectively. At March 31, 2017, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2017, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	2010 Senior Notes	2012 Senior Notes	2013 Senior Notes	2014 Senior Notes (5-Year)	2014 Senior Notes (30-Year)	2015 Senior Notes (1)	2017 Floating Rate Senior Notes	2017 Senior Notes	Commercial Paper	Total
2017 (after March 31,)	$—	$—	$—	$—	$—	$—	$—	$—	$214.0	$214.0
2018	—	—	—	—	—	—	300.0	—	—	300.0
2019	—	—	—	450.0	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	—	—	—	500.0
2021	—	—	—	—	—	—	—	500.0	—	500.0
Thereafter	—	500.0	500.0	—	600.0	534.8	—	—	—	2,134.8

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$534.8	$300.0	$500.0	$214.0	$4,098.8

(1)	Based on end of quarter FX rates

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Other Material Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow for the full-year ended December 31, 2017. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. In April 2017, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share of Moody’s common stock, payable on June 12, 2017 to shareholders of record at the close of business on May 22, 2017. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $672 million at March 31, 2017. Full-year 2017 share repurchases are expected to be approximately $500 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

The Company has future cash requirements, including operating leases, as noted in the conractual obligations table below.

The Company anticipates making an approximate $10 million contribution to its U.S. defined benefit funded pension plan during the remainder of 2017.

Off-Balance Sheet Arrangements

At March 31, 2017, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2017:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$5,550.0	$350.8	$1,032.0	$1,201.2	$2,966.0
Operating lease obligations	724.1	100.7	157.5	136.9	329.0
Capital lease obligations	0.5	0.4	0.1	—	—
Purchase obligations	115.0	53.0	47.1	14.9	—
Pension obligations(2)	153.2	17.3	45.2	24.6	66.1

Total(3)	$6,542.8	$522.2	$1,281.9	$1,377.6	$3,361.1

(1)

Reflects principal payments, related interest and applicable fees due on the 2010 Senior Notes, the 2012 Senior Notes, the 2013 Senior Notes, the 2014 Senior Notes (5-year), the 2014 Senior Notes (30-year), the 2015 Senior Notes, the 2015 Facility, the 2017 Floating Rate Senior Notes and the 2017 Senior Notes as described in Note 13 to the condensed consolidated financial statements.

(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $204.0 million relating to UTP and other tax related reserves, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On April 25, 2017, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on June 12, 2017 to shareholders of record at the close of business on May 22, 2017.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such adjusted financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and can provide greater transparency to investors of supplemental information used by management in its financial and operational decision-making. These adjusted measures, as defined by the Company, are not necessarily comparable to similarly defined measures of other companies. Furthermore, these adjusted measures should not be viewed in isolation or used as a substitute for other GAAP measures in assessing the operating performance or cash flows of the Company. Below are brief descriptions of the Company’s adjusted financial measures accompanied by a reconciliation of the adjusted measure to its most directly comparable GAAP measure:

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of acquiring productive assets including goodwill. Companies also have different methods of depreciating and amortizing productive assets. Management believes that the exclusion of this item, detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue. Below is a reconciliation of the Company’s operating income and operating margin to Adjusted Operating Income and Adjusted Operating Margin:

	Three Months Ended March 31,
	2017	2016
Operating income	$443.4	$304.1
Adjustments:
Depreciation and amortization	32.5	29.9

Adjusted Operating Income	$475.9	$334.0

Operating Margin	45.5%	37.3%
Adjusted Operating Margin	48.8%	40.9%

Adjusted net income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

The Company presents these adjusted measures to exclude the CCXI Gain as the frequency and magnitude of similar transactions may vary widely across periods. This measure allows for an additional perspective when comparing Moody’s diluted earnings per share from period to period. Below is a reconciliation of these measures to its most directly comparable U.S. GAAP amount:

	Three months ended March 31,
	2017	2016
Net income attributable to Moody’s common shareholders	$345.6	$184.4
CCXI Gain*	(59.7)	—

Adjusted net income attributable to Moody’s common shareholders	$285.9	$184.4

	Three months ended March 31,
	2017	2016
Diluted EPS attributable to Moody’s common shareholders	$1.78	$0.93
CCXI Gain*	(0.31)	—

Adjusted Diluted EPS attributable to Moody’s common shareholders	$1.47	$0.93

*	The CCXI Gain is non-taxable

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

	Three Months Ended March 31,
	2017	2016
Net cash flows (used in) provided by operating activities	$(512.4)	$253.6
Capital additions	(18.7)	(26.3)

Free Cash Flow	$(531.1)	$227.3

Net cash provided by (used in) investing activities	$18.6	$(108.4)
Net cash provided by (used in) financing activities	$553.7	$(355.5)

Recently Issued Accounting Standards

Refer to Note 16 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

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

Separately, on June 23, 2016 the U.K. voted through a referendum to exit the EU. The UK officially launched the exit process by submitting its Article 50 letter to the EU, informing it of the UK’s intention to exit. The submission of this letter starts the clock on the negotiation of the terms of exit which will take up to two years. The specifics regarding the “new relationship” or any transitional arrangements (bridging the UK’s exit from its re-engagement with the EU) will only begin once the broad terms of exit have been agreed upon by all parties.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2. “MD&A”, commencing on page 40 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the current world-wide credit market disruptions and economic slowdown, which is affecting and could continue to affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including credit quality concerns, changes in interest rates and other volatility in the financial markets; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives to respond to the current world-wide credit market disruptions and economic slowdown; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; the outcome of those Legacy Tax Matters and legal contingencies that relate to the Company, its predecessors and their affiliated companies for which Moody’s has assumed portions of the financial responsibility; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2016, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

There have been no material changes since December 31, 2016 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2017

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	—	$—	—	$726.8 million
February 1 - 28	554	$—	—	$726.8 million
March 1 - 31	909,592	$112.24	489,919	$671.8 million

Total	910,146	$112.24	489,919

(1)	Includes surrender to the Company of 554 and 419,673 shares of common stock in February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the first quarter of 2017, Moody’s issued 1.5 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

.1	Sixth Supplemental Indenture, dated as of March 2, 2017, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 3, 2017).

.2	Form of 2.750% Note due 2021 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 3, 2017).

.3	Form of Floating Rate Note due 2018 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 3, 2017).

10.1	Underwriting Agreement, dated February 27, 2017, by and among Moody’s Corporation and Barclays Capital Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 28, 2017).

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/s/ LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: May 8, 2017

	By:	/s/ MICHAEL CRIMMINS
Michael Crimmins
Senior Vice President and Corporate Controller (principal accounting officer)