Form 10-Q
period 2017-06-30
MOODYS CORP /DE/
filed 2017-07-27
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2017
Common Stock, par value $0.01 per share	191.0 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-8

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016	9
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2017 and 2016	10
	Consolidated Balance Sheets (Unaudited) at June 30, 2017 and December 31, 2016	11
	Consolidated Statements of Cash Flows (Unaudited) for the Six months ended June 30, 2017 and 2016	12
	Notes to Condensed Consolidated Financial Statements (Unaudited)	13-42
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	43
	Critical Accounting Estimates	43
	Reportable Segments	45
	Results of Operations	46-59
	Liquidity and Capital Resources	59-65
	Recently Issued Accounting Standards	65
	Contingencies	65
	Regulation	65-66
	Forward-Looking Statements	66-67
Item 4.	Controls and Procedures	67

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 5.	Other Information	68
Item 6.	Exhibits	69

SIGNATURES
Exhibits Filed Herewith
12	Statement of Computation of Ratios of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the pending acquisition of Bureau van Dijk

Adjusted Diluted EPS	Diluted EPS excluding the impact of the CCXI Gain, Acquisition-Related Expenses and the Purchase Price Hedge Gain related to the acquisition of Bureau van Dijk

Adjusted Operating Income	Operating income excluding depreciation and amortization and non-recurring acquisition-related expenses relating to the acquisition of Bureau van Dijk

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ (deficit) equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Bureau van Dijk	A global provider of business intelligence and company information; in May 2017, a subsidiary of the Company entered into a definitive agreement to acquire the parent company of Bureau van Dijk which is subject to regulatory approval in the EU

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

CLO	Collateralized loan obligation

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of research and analytical services to institutional investors

Copal Amba	Operating segment (rebranded as MAKS in 2016) created in January 2014 that consists of all operations from Copal and Amba. Part of the PS LOB within the MA reportable segment. Also a reporting unit.

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

D&A	Depreciation and amortization

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; part of the PS LOB and a reporting unit within the MA reportable segment; consists of online and classroom-based training services and CSI Global Education, Inc.

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016; part of the ERS LOB and reporting unit within the MA reportable segment

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

ICTEAS	ICRA Techno Analytics; formerly a wholly-owned subsidiary of ICRA; divested by ICRA in the fourth quarter of 2016

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes, 2017 Senior Notes, 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028 which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and FSTC that provides research and analytical services as well as financial training and certification programs

Purchase Price Hedge Gain	Unrealized gain on foreign currency collars to economically hedge the Bureau van Dijk euro denominated purchase price

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events, as well as economic research, data, quantitative risk scores, and other analytical tools that are produced within MA

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based license and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S states and the District of Columbia to resolve pending and potential civil claims related to the credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2000 Distribution	The distribution by Old D&B to its shareholders of all the outstanding shares of New D&B common stock on September 30, 2000

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Facility	Revolving credit facility of $1 billion entered into on April 18,2012; was replaced with the 2015 Facility

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2017 Indenture	Collectively the Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Senior Notes and the Supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaces the 2012 Facility

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

2017 Bridge Credit Facility	Bridge Credit Agreement entered into in May 2017 pursuant to the definitive agreement to acquire Bureau van Dijk; this facility was terminated in June 2017 upon issuance of the 2017 Private Placement Notes Due 2023 and the 2017 Private Placement Notes Due 2028

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Private Placement Notes Due 2023	Principal amount $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Private Placement Notes Due 2028	Principal amount $500 million, 3.250% senior unsecured notes due January 15, 2028

2017 Senior Notes	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2017 Term Loan Facility	Three-year unsecured revolving credit facility, with capacity to borrow up to $500 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$1,000.5	$928.9	$1,975.7	$1,745.0

Expenses
Operating	285.8	258.9	563.2	508.1
Selling, general and administrative	217.7	228.6	439.6	461.5
Depreciation and amortization	32.9	31.2	65.4	61.1
Acquisition-Related Expenses	6.6	—	6.6	—

Total expenses	543.0	518.7	1,074.8	1,030.7

Operating income	457.5	410.2	900.9	714.3

Non-operating (expense) income, net
Interest expense, net	(45.0)	(34.3)	(87.4)	(68.4)
Other non-operating income (expense), net	8.3	3.0	(1.1)	8.6
Purchase Price Hedge Gain	41.2	—	41.2	—
CCXI Gain	—	—	59.7	—

Total non-operating income (expense), net	4.5	(31.3)	12.4	(59.8)

Income before provisions for income taxes	462.0	378.9	913.3	654.5
Provision for income taxes	148.4	120.8	253.8	209.8

Net income	313.6	258.1	659.5	444.7
Less: Net income attributable to noncontrolling interests	1.4	2.6	1.7	4.8

Net income attributable to Moody’s	$312.2	255.5	657.8	439.9

Earnings per share attributable to Moody’s common shareholders
Basic	$1.63	1.32	3.44	2.27

Diluted	$1.61	1.30	3.39	2.24

Weighted average number of shares outstanding
Basic	191.0	193.4	191.1	194.2

Diluted	193.8	195.8	194.1	196.8

Dividends declared per share attributable to Moody’s common shareholders	$0.38	$0.37	$0.38	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$313.6			$258.1

Other Comprehensive Income (Loss):
Foreign Currency Adjustment:
Foreign currency translation adjustments, net	$35.1	$15.4	50.5	$(45.9)	$26.5	(19.4)
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	5.1	(1.9)	3.2	(4.6)	1.7	(2.9)
Reclassification of (gains) losses included in net income	(6.1)	2.8	(3.3)	2.6	(0.9)	1.7
Available for Sale Securities:
Net unrealized gains on available for sale securities	0.6	—	0.6	0.6	—	0.6
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.9	(0.8)	1.1	2.3	(0.9)	1.4
Net actuarial gains and prior service costs	7.9	(3.0)	4.9	5.3	(2.0)	3.3

Total Other Comprehensive Income (Loss)	$44.5	$12.5	$57.0	$(39.7)	$24.4	$(15.3)

Comprehensive Income			370.6			242.8
Less: comprehensive income attributable to noncontrolling interests			10.8			2.6

Comprehensive Income Attributable to Moody’s			$359.8			$240.2

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$659.5			$444.7

Other Comprehensive Income (Loss):
Foreign Currency Adjustment:
Foreign currency translation adjustments, net	$49.5	$13.1	62.6	$2.6	$14.0	16.6
Cash flow hedges:
Net realized and unrealized gain (loss) on cash flow hedges	4.8	(1.8)	3.0	(2.6)	0.9	(1.7)
Reclassification of (gains) losses included in net income	(7.5)	3.3	(4.2)	0.4	(0.1)	0.3
Available for sale securities:
Net unrealized gains on available for sale securities	1.1	—	1.1	1.2	—	1.2
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	4.3	(1.7)	2.6	4.9	(1.9)	3.0
Net actuarial gains and prior service costs	7.9	(3.0)	4.9	5.3	(2.0)	3.3

Total Other Comprehensive Income	$60.1	$9.9	$70.0	$11.8	$10.9	$22.7

Comprehensive Income			729.5			467.4
Less: comprehensive income attributable to noncontrolling interests			16.5			4.8

Comprehensive Income Attributable to Moody’s			$713.0			$462.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$3,280.9	$2,051.5
Short-term investments	86.3	173.4
Accounts receivable, net of allowances of $27.0 in 2017 and $25.7 in 2016	916.5	887.4
Other current assets	275.4	140.8

Total current assets	4,559.1	3,253.1
Property and equipment, net of accumulated depreciation of $645.7 in 2017 and $595.5 in 2016	329.7	325.9
Goodwill	1,054.5	1,023.6
Intangible assets, net	287.1	296.4
Deferred tax assets, net	135.3	316.1
Other assets	170.6	112.2

Total assets	$6,536.3	$5,327.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$490.4	$1,444.3
Current portion of long-term debt	—	300.0
Deferred revenue	746.8	683.9

Total current liabilities	1,237.2	2,428.2
Non-current portion of deferred revenue	132.2	134.1
Long-term debt	4,887.1	3,063.0
Deferred tax liabilities, net	107.6	104.3
Unrecognized tax benefits	213.6	199.8
Other liabilities	426.1	425.2

Total liabilities	7,003.8	6,354.6
Contingencies (Note 14)	—	—
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2017 and December 31, 2016, respectively.	3.4	3.4
Capital surplus	465.5	477.2
Retained earnings	7,269.6	6,688.9
Treasury stock, at cost; 151,865,749 and 152,208,231 shares of common stock at June 30, 2017 and December 31, 2016, respectively	(8,108.6)	(8,029.6)
Accumulated other comprehensive loss	(309.7)	(364.9)

Total Moody’s shareholders’ deficit	(679.8)	(1,225.0)
Noncontrolling interests	212.3	197.7

Total shareholders’ deficit	(467.5)	(1,027.3)

Total liabilities and shareholders’ deficit	$6,536.3	$5,327.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$659.5	$444.7
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	65.4	61.1
Stock-based compensation expense	57.1	48.9
CCXI Gain	(59.7)	—
Purchase Price Hedge Gain	(41.2)	—
Deferred income taxes	193.5	13.7
Changes in assets and liabilities:
Accounts receivable	(16.5)	(45.2)
Other current assets	(91.0)	19.2
Other assets	8.9	13.7
Accounts payable and accrued liabilities	(884.5)	(69.8)
Deferred revenue	43.9	66.7
Unrecognized tax benefits and other non-current tax liabilities	8.4	(4.3)
Other liabilities	8.5	(2.3)

Net cash (used in) provided by operating activities	(47.7)	546.4

Cash flows from investing activities
Capital additions	(42.8)	(54.3)
Purchases of investments	(75.3)	(174.5)
Sales and maturities of investments	161.6	294.9
Cash paid for acquisitions, net of cash acquired and equity investments	(5.0)	(75.9)
Receipts from settlement of net investment hedges	1.4	2.5

Net cash provided by (used in) investing activities	39.9	(7.3)

Cash flows from financing activities
Issuance of notes	1,791.9	—
Repayments of notes	(300.0)	—
Issuance of commercial paper	703.7	—
Repayment of commercial paper	(703.7)	—
Proceeds from stock-based compensation plans	39.1	36.9
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(47.9)	(43.2)
Cost of treasury shares repurchased	(134.5)	(485.9)
Payment of dividends	(145.2)	(143.6)
Payment of dividends to noncontrolling interests	(0.8)	(4.6)
Payment for noncontrolling interest	(6.2)	—
Debt issuance costs and related fees	(18.8)	—

Net cash provided by (used in) financing activities	1,177.6	(640.4)
Effect of exchange rate changes on cash and cash equivalents	59.6	18.2

Net increase (decrease) in cash and cash equivalents	1,229.4	(83.1)
Cash and cash equivalents, beginning of the period	2,051.5	1,757.4

Cash and cash equivalents, end of the period	$3,280.9	$1,674.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) analytical and research services. Moody’s has two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides analytical and research services along with financial training and certification programs.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2016 annual report on Form 10-K filed with the SEC on February 25, 2017. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Adoption of New Accounting Standard

In the first quarter of 2017, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting”. As required by ASU 2016-09, Excess Tax Benefits or shortfalls recognized on stock-based compensation expense are reflected in the consolidated statement of operations as a component of the provision for income taxes on a prospective basis. Prior to the adoption of this ASU, Excess Tax Benefits and shortfalls were recorded to capital surplus within shareholders’ deficit. The impact of this adoption was an $8.9 million and $27.9 million benefit to the provision for income taxes for the three and six months ended June 30, 2017, respectively.

Additionally, in accordance with this ASU, Excess Tax Benefits or shortfalls recognized on stock-based compensation are classified as operating cash flows in the consolidated statement of cash flows, and the Company has applied this provision on a retrospective basis. Under previous accounting guidance, the Excess Tax Benefits or shortfalls were shown as a reduction to operating activity and an increase to financing activity. Furthermore, the Company has elected to continue to estimate the number of stock-based awards expected to vest, rather than accounting for award forfeitures as they occur, to determine the amount of stock-based compensation cost recognized in each period. The impact to the Company’s statement of cash flows for the six months ended June 30, 2016 relating to the adoption of this provision of the ASU is set forth in the table below:

(amounts in millions)	As reported Six Months Ended June 30, 2016	Adoption Adjustment	Six Months Ended June 30, 2016 As adjusted
Net cash provided by operating activities	$528.8	$17.6	$546.4
Net cash used in financing activities	$(622.8)	$(17.6)	$(640.4)

NOTE 2. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation cost	$28.7	$23.5	$57.1	$48.9
Tax benefit	$9.4	$7.5	$18.5	$15.9

During the first six months of 2017, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $29.88 per share based on the Black-Scholes option-pricing model. The Company also granted 1.0 million shares of restricted stock in the first six months of 2017, which had a weighted average grant date fair value of $113.32 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $108.88 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2017:

Expected dividend yield	1.34%
Expected stock volatility	26.8%
Risk-free interest rate	2.19%
Expected holding period	6.5 yrs
Grant date fair value	$29.88

Unrecognized compensation expense at June 30, 2017 was $10.1 million and $174.9 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.7 years, respectively. Additionally, there was $25.6 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended
	June 30,
Exercise of stock options:	2017	2016
Proceeds from stock option exercises	$35.3	$33.4
Aggregate intrinsic value	$52.2	$21.0
Tax benefit realized upon exercise	$18.3	$7.4
Number of shares exercised	0.8	0.6

	Six Months Ended
	June 30,
Vesting of restricted stock:	2017	2016
Fair value of shares vested	$107.9	$90.6
Tax benefit realized upon vesting	$34.1	$29.6
Number of shares vested	1.0	1.0

	Six Months Ended
	June 30,
Vesting of performance-based restricted stock:	2017	2016
Fair value of shares vested	$19.5	$23.6
Tax benefit realized upon vesting	$6.9	$8.4
Number of shares vested	0.2	0.2

NOTE 3. INCOME TAXES

Moody’s effective tax rate was 32.1% and 31.9% for the three months ended June 30, 2017 and 2016, respectively and 27.8% and 32.1% for the six month periods ended June 30, 2017 and 2016, respectively. The slight increase in the three months ended June 30, 2017 included the tax effects of the Purchase Price Hedge Gains which are incurred in a higher tax jurisdiction, partially offset by approximately $9 million in Excess Tax Benefits on stock-based compensation. The second quarter of 2016 included an approximate $4 million benefit from the favorable resolution of state and local tax matters. The decrease in the ETR in the six months ended June 30, 2017 was primarily due to approximately $28 million in Excess Tax Benefits, as further discussed in Note 1 above and the non-taxable CCXI Gain as discussed in Note 10 below.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTBs of $10.8 million ($10.6 million net of federal tax) during the second quarter of 2017 and an increase in its UTBs during the first six months of 2017 of $13.8 million ($14.3 million net of federal tax).

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

On March 30, 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share Based Payment Accounting as more fully discussed in Note 1 to the condensed consolidated financial statements. The new guidance requires all tax effects related to share based payments to be recorded through the provision for income taxes in the income statement. The Company has adopted the new guidance as of the first quarter of 2017 and expects the adoption to result in a benefit to the provision for income taxes of approximately $30 million for the full-year of 2017, or $0.16 per diluted share.

In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under previous guidance, the tax effects of intra-entity asset transfers (intercompany sales) were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. Upon adoption, a cumulative-effect adjustment is recorded in retained earnings as of the beginning of the period of adoption. The net impact upon adoption is a reduction to retained earnings of $4.6 million. The Company does not expect any material impact on its future operations as a result of the adoption of this guidance.

The following table shows the amount the Company paid for income taxes:

	Six Months Ended
	June 30,
	2017	2016
Income taxes paid*	$83.9	$151.8

*	The decrease in income taxes paid is primarily due to tax benefits relating to the Settlement Charge

NOTE 4. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic	191.0	193.4	191.1	194.2
Dilutive effect of shares issuable under stock-based compensation plans	2.8	2.4	3.0	2.6

Diluted	193.8	195.8	194.1	196.8

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.7	1.2	1.0	1.5

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2017 and 2016. The assumed proceeds in 2017 do not include Excess Tax Benefits pursuant to the prospective adoption of ASU 2016-09 in the first quarter of 2017. The assumed proceeds in 2016 include Excess Tax Benefits.

The decrease in the diluted shares outstanding primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 5. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2017
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$247.0	$—	$247.0	$247.0	$—	$—
Certificates of deposit and money market deposit accounts (1)	$2,150.2	$—	$2,150.2	$2,060.9	$86.3	$3.0
Fixed maturity and open ended mutual funds (2)	$27.6	$6.8	$34.4	$—	$—	$34.4

	As of December 31, 2016
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$189.0	$—	$189.0	$189.0	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,190.5	$—	$1,190.5	$1,017.0	$173.4	$0.1
Fixed maturity and open ended mutual funds (2)	$27.0	$5.6	$32.6	$—	$—	$32.6

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at both June 30, 2017 and December 31, 2016. The remaining contractual maturities for the certificates of deposits classified in other assets are 20 to 21 months at June 30, 2017 and 13 months to 15 months at December 31, 2016. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from one month to 13 months and six months to 19 months at June 30, 2017 and December 31, 2016 respectively.

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

Pending Acquisition

Bureau van Dijk

In May 2017, a subsidiary of the Company entered into a definitive agreement to acquire 100% of the shares of the parent company of Bureau van Dijk, a global provider of business intelligence and company information, for €3.0 billion in cash plus a daily working capital rate of approximately €259,000 from January 1, 2017 through the closing date. The acquisition is expected to extend Moody’s position as a leader in risk data and analytical insight. The Company expects to finance the transaction through a combination of offshore cash and debt financing. The acquisition is subject to regulatory approval in the European Union and is expected to close in the third quarter of 2017. It is anticipated that a majority of Bureau van Dijk’s revenue will be reported as part of MA’s RD&A LOB.

Completed Acquisitions

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

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at June 30, 2017 and December 31, 2016.

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of June 30, 2017	As of December 31, 2016
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$80.0	$80.0	3-month LIBOR

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income recognized in the consolidated statements of operations
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2017	2016	2017	2016
Interest rate swaps	Interest expense, net	$1.8	$3.1	$4.2	$6.1

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

Forward start interest rate swaps

In the second quarter of 2017, in conjunction with the then-forecasted issuance of the Company’s 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028, the Company entered into forward starting interest rate swaps to mitigate the risk of changes in the semi-annual interest payments attributable to changes in market interest rates during the period leading up to the forecasted debt issuance. The swaps were terminated on June 5, 2017 following the issuance of the aforementioned notes and the losses recorded to OCI upon settlement were not material.

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

The following table summarizes the notional amounts of the Company’s outstanding forward contracts that are designated as net investment hedges:

	June 30,		December 31,
	2017		2016
	Sell	Buy	Sell	Buy
Notional amount of net investment hedges:
Contracts to sell GBP for euros	£22.8	€25.8	£22.1	€26.4

The outstanding contracts to sell GBP for euros mature in September 2017. The hedge relating to the portion of the 2015 Senior Notes that was designated as a net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Gain/(Loss) Recognized Directly into Income (Ineffective Portion), net of Tax
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	2017		2016	2017		2016
FX forwards	$0.8	$(8.6)	$—		$—	$—		$—
Long-term debt	(17.5)	7.1	—		—	—		—

Total net investment hedges	$(16.7)	$(1.5)	$—		$—	$—		$—

Derivatives in cash flow hedging relationships
Cross currency swap	$3.6	$(2.9)	$4.3	*	$(1.7)*	$0.4	**	$—
Interest rate contracts	(0.4)	—	(1.0)		—	—		—

Total cash flow hedges	$3.2	$(2.9)	$3.3		$(1.7)	$0.4		$—

Total	$(13.5)	$(4.4)	$3.3		$(1.7)	$0.4		$—

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Gain/(Loss) Recognized Directly into Income (Ineffective Portion), net of Tax
	Six Months Ended		Six Months Ended			Six Months Ended
	June 30,		June 30,			June 30,
	2017	2016	2017		2016	2017		2016
FX forwards	$0.8	$(13.2)	$—		$—	$—		$—
Long-term debt	(21.1)	(6.0)	—		—	—		—

Total net investment hedges	$(20.3)	$(19.2)	$—		$—	$—		$—

Derivatives in cash flow hedging relationships
Cross currency swap	$3.4	$(1.7)	$5.3	*	$(0.3)*	$0.4	**	$—	*
Interest rate contracts	(0.4)	—	(1.1)		—	—		—

Total cash flow hedges	$3.0	$(1.7)	$4.2		$(0.3)	$0.4		$—

Total	$(17.3)	$(20.9)	$4.2		$(0.3)	$0.4		$—

*	For the three and six months ended June 30, 2017, reflects $7.1 million and $8.6 million in gains, respectively, recorded in other non-operating income (expense), net and $2.8 million and $3.3 million relating to the tax effect of the aforementioned item. For the three and six months ended June 30, 2016, reflects $2.6 million and $0.4 million in losses, respectively, recorded in other non-operating income (expense), net and $0.9 million and $0.1 million relating to the tax effect of the aforementioned item.
**	For the three and six months ended June 30, 2017, reflects $0.6 million in gains recorded in other non-operating income (expense), net and $0.2 million relating to the tax effect of the aforementioned item.

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30,	December 31,
	2017	2016
Net investment hedges
FX forwards	$23.1	$22.3
Long-term debt	(8.6)	12.5

Total net gains on net investment hedges	$14.5	$34.8

Cash flow hedges
Interest rate contracts	$(0.4)	$(1.1)
Cross currency swap	0.9	2.8

Total net gains on cash flow hedges	0.5	1.7

Total net gains in AOCI	$15.0	$36.5

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense), income net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through October 2017.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30,				December 31,
	2017				2016
	Sell		Buy		Sell		Buy
Notional amount of currency pair:
Contracts to sell USD for GBP		$232.2		£184.1		$—		£—
Contracts to sell USD for JPY		$20.5		¥2,284.9		$—		$—
Contracts to sell USD for CAD		$38.6	C$	51.1		$—	C$	—
Contracts to purchase euros with Singapore dollars	S$	—		€—	S$	55.5		€36.0
Contracts to sell euros for GBP		€181.0		£157.9		€31.0		£25.9

Note: € = Euro, £ = British pound, S$ = Singapore dollar, C$ = Canadian dollar, $ = U.S. dollar ¥ = Japanese Yen

Foreign Exchange Options

The Company entered into a foreign currency collar consisting of option contracts to economically hedge the Bureau van Dijk euro denominated purchase price (as discussed further in Note 6 of the financial statements). These option contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. The foreign currency option contracts consist of separate put and call options each in the aggregate notional amount of €2.7 billion.

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2017	2016	2017	2016
Foreign exchange forwards	Other non-operating income (expense), net	$7.1	$(5.7)	$4.8	$(5.2)
FX collar relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	41.2	—	41.2	—

		$48.3	$(5.7)	$46.0	$(5.2)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	June 30, 2017	December 31, 2016
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$—	$0.6
Cross-currency swap	Other assets	2.2	—
Interest rate swaps	Other assets	7.1	7.0

Total derivatives designated as accounting hedges		$9.3	$7.6

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	8.8	—
FX options on Bureau van Dijk purchase price	Other current assets	41.2	—

Total assets		$59.3	$7.6

Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swap	Other liabilities	$—	$3.8
FX forwards on net investment in certain foreign subsidiaries	Accounts payable and accrued liabilities	0.1	—
Interest rate swaps	Other liabilities	0.8	0.8

Total derivatives designated as accounting hedges		0.9	4.6

Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	456.2	421.9
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.9	0.8

Total liabilities		$459.0	$427.3

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2017
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6
Additions/adjustments	—	—	—	3.6	—	3.6	3.6	—	3.6
Foreign currency translation adjustments	9.0	—	9.0	18.3	—	18.3	27.3	—	27.3

Ending balance	$286.0	$—	$286.0	$780.7	$(12.2)	$768.5	$1,066.7	$(12.2)	$1,054.5

	Year ended December 31, 2016
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	61.0	—	61.0	61.0	—	61.0
Goodwill derecognized upon sale of subsidiary	(3.2)	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	(4.2)	—	(4.2)	(6.3)	—	(6.3)	(10.5)	—	(10.5)

Ending balance	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6

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

Acquired intangible assets and related amortization consisted of:

	June 30,	December 31,
	2017	2016
Customer relationships	$317.2	$310.1
Accumulated amortization	(133.5)	(124.4)

Net customer relationships	183.7	185.7

Trade secrets	30.0	29.9
Accumulated amortization	(26.9)	(25.6)

Net trade secrets	3.1	4.3

Software	91.7	87.7
Accumulated amortization	(63.2)	(54.9)

Net software	28.5	32.8

Trade names	76.9	75.3
Accumulated amortization	(22.4)	(19.9)

Net trade names	54.5	55.4

Other (1)	44.2	43.5
Accumulated amortization	(26.9)	(25.3)

Net other	17.3	18.2

Total acquired intangible assets, net	$287.1	$296.4

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Amortization expense	$8.6	$8.7	$17.1	$16.6

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2017 (after June 30)	$15.8
2018	27.2
2019	24.3
2020	21.2
2021	20.8
Thereafter	177.8

Total estimated future amortization	$287.1

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the six months ended June 30, 2017 and 2016.

NOTE 9. FAIR VALUE

The table below presents information about items that are carried at fair value at June 30, 2017 and December 31, 2016:

		Fair Value Measurement as of June 30, 2017
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$59.3	$—	$59.3
	Money market mutual funds	247.0	247.0	—
	Fixed maturity and open ended mutual funds (b)	34.4	34.4	—

	Total	$340.7	$281.4	$59.3

Liabilities:
	Derivatives (a)	$2.8	$—	$2.8

	Total	$2.8	$—	$2.8

		Fair Value Measurement as of December 31, 2016
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$7.6	$—	$7.6
	Money market mutual funds	189.0	189.0	—
	Fixed maturity and open ended mutual funds (b)	32.6	32.6	—

	Total	$229.2	$221.6	$7.6

Liabilities:
	Derivatives (a)	$5.4	$—	$5.4

	Total	$5.4	$—	$5.4

(a)

Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as FX options, interest rate swaps and cross-currency swaps as more fully described in Note 7 to the condensed consolidated financial statements.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be ‘available for sale’ under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 10. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30,	December 31,
	2017	2016
Other current assets:
Prepaid taxes	$121.9	$47.0
Prepaid expenses	61.1	65.7
Fair value of Bureau van Dijk purchase price hedge	41.2	—
Other	51.2	28.1

Total other current assets	$275.4	$140.8

	June 30,	December 31,
	2017	2016
Other assets:
Investments in joint ventures	$80.7	$26.3
Deposits for real-estate leases	11.0	10.8
Indemnification assets related to acquisitions	16.9	16.5
Mutual funds and fixed deposits	34.4	32.7
Other	27.6	25.9

Total other assets	$170.6	$112.2

	June 30,	December 31,
	2017	2016
Accounts payable and accrued liabilities:
Salaries and benefits	$79.1	$89.3
Incentive compensation	97.2	151.1
Accrued settlement charge	—	863.8
Customer credits, advanced payments and advanced billings	25.1	28.4
Self-insurance reserves	10.2	11.1
Dividends	4.4	78.5
Professional service fees	53.9	40.4
Interest accrued on debt	51.7	59.2
Accounts payable	25.0	28.4
Income taxes	53.6	16.8
Restructuring	1.4	6.3
Pension and other retirement employee benefits	7.3	6.1
Other	81.5	64.9

Total accounts payable and accrued liabilities	$490.4	$1,444.3

	June 30,	December 31,
	2017	2016
Other liabilities:
Pension and other retirement employee benefits	$259.4	$264.1
Deferred rent-non-current portion	102.8	98.3
Interest accrued on UTPs	39.6	34.1
Other tax matters	1.2	1.2
Other	23.1	27.5

Total other liabilities	$426.1	$425.2

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Balance January 1,	$11.1	$19.7
Accruals (reversals), net	3.0	12.1
Payments	(3.9)	(20.7)

Balance	$10.2	$11.1

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
FX gain/(loss)	$3.8	$0.8	$(5.8)	$4.8
Joint venture income	4.0	3.0	5.0	4.9
Other	0.5	(0.8)	(0.3)	(1.1)

Total	$8.3	$3.0	$(1.1)	$8.6

Purchase Price Hedge Gain:

The $41.2 million gain reflects unrealized gains on an FX collar hedging strategy to economically hedge the euro denominated purchase price for Bureau van Dijk as more fully discussed in Note 7 to the condensed consolidated financial statements.

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

NOTE 11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected line in the consolidated statement of operations
Gains (losses) on cash flow hedges
Cross-currency swap	7.1	8.6	Other non-operating income (expense), net
Interest rate contract	(1.0)	(1.1)	Interest expense, net

Total before income taxes	6.1	7.5
Income tax effect of items above	(2.8)	(3.3)	Provision for income taxes

Total net gains on cash flow hedges	3.3	4.2

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.2)	(2.7)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.7)	(1.6)	SG&A expense

Total before income taxes	(1.9)	(4.3)

Income tax effect of item above	0.8	1.7	Provision for income taxes

Total pension and other retirement benefits	(1.1)	(2.6)

Total net gains included in Net Income attributable to reclassifications out of AOCI	$2.2	$1.6

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Affected line in the consolidated statement of operations
(Losses) Gains on cash flow hedges
Cross-currency swap	(2.6)	(0.4)	Other non-operating income (expense), net
Income tax effect of item above	0.9	0.1	Provision for income taxes

Total net losses on cash flow hedges	(1.7)	(0.3)

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.5)	(3.1)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.8)	(1.8)	SG&A expense

Total before income taxes	(2.3)	(4.9)

Income tax effect of item above	0.9	1.9	Provision for income taxes

Total pension and other retirement benefits	(1.4)	(3.0)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(3.1)	$(3.3)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2017					June 30, 2016
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance March 31,	$(78.0)	$0.6	$(283.3)	$3.4	$(357.3)	$(84.1)	$(1.3)	$(220.0)	$3.9	$(301.5)
Other comprehensive income/(loss) before reclassifications	4.9	3.2	41.5	0.2	49.8	3.3	(2.9)	(19.4)	0.6	(18.4)
Amounts reclassified from AOCI	1.1	(3.3)	—	—	(2.2)	1.4	1.7	—	—	3.1

Other comprehensive income/(loss)	6.0	(0.1)	41.5	0.2	47.6	4.7	(1.2)	(19.4)	0.6	(15.3)

Balance June 30,	$(72.0)	$0.5	$(241.8)	$3.6	$(309.7)	$(79.4)	$(2.5)	$(239.4)	$4.5	$(316.8)

	Six Months Ended
	June 30, 2017					June 30, 2016
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)
Other comprehensive income/(loss) before reclassifications	4.9	3.0	48.4	0.5	56.8	3.3	(1.7)	16.6	1.2	19.4
Amounts reclassified from AOCI	2.6	(4.2)	—	—	(1.6)	3.0	0.3	—	—	3.3

Other comprehensive income/(loss)	7.5	(1.2)	48.4	0.5	55.2	6.3	(1.4)	16.6	1.2	22.7

Balance June 30,	$(72.0)	$0.5	$(241.8)	$3.6	$(309.7)	$(79.4)	$(2.5)	$(239.4)	$4.5	$(316.8)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2017	2016	2017	2016
Components of net periodic expense
Service cost	$4.3	$4.9	$0.6	$0.6
Interest cost	4.5	4.5	0.3	0.2
Expected return on plan assets	(4.2)	(4.2)	—	—
Amortization of net actuarial loss from earlier periods	2.1	2.3	—	—
Amortization of net prior service costs from earlier periods	—	—	—	(0.1)

Net periodic expense	$6.7	$7.5	$0.9	$0.7

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2017	2016	2017	2016
Components of net periodic expense
Service cost	$9.2	$10.1	$1.2	$1.1
Interest cost	9.2	9.1	0.6	0.5
Expected return on plan assets	(8.3)	(8.5)	—	—
Amortization of net actuarial loss from earlier periods	4.5	4.9	—	—
Amortization of net prior service costs from earlier periods	—	—	(0.1)	(0.1)

Net periodic expense	$14.6	$15.6	$1.7	$1.5

The Company made a contribution of $10.4 million to its funded pension plan as well as payments of $2.2 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans during the six months ended June 30, 2017. The Company anticipates making payments of $3.6 million and $0.6 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2017.

NOTE 13. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2017
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$5.6	$(1.2)	$(1.4)	$503.0
4.50% 2012 Senior Notes, due 2022	500.0	0.1	(2.2)	(1.9)	496.0
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.9)	(2.5)	495.6
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	0.6	(0.3)	(1.4)	448.9
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.8)	597.5
1.75% 2015 Senior Notes, due 2027	570.3	—	—	(3.6)	566.7
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.4)	(3.7)	494.9
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(1.0)	299.0
2.625% 2017 Private Placement Notes, due 2023	500.0	—	(1.2)	(3.8)	495.0
3.25% 2017 Private Placement Notes, due 2028	500.0	—	(5.4)	(4.1)	490.5

Total long-term debt	$4,920.3	$6.3	$(10.3)	$(29.2)	$4,887.1

	December 31, 2016
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$—	$300.0
5.50% 2010 Senior Notes, due 2020	500.0	5.5	(1.3)	(1.6)	502.6
4.50% 2012 Senior Notes, due 2022	500.0	(0.2)	(2.4)	(2.1)	495.3
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.1)	(2.7)	495.2
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	0.9	(0.4)	(1.7)	448.8
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.9)	597.4
1.75% 2015 Senior Notes, due 2027	527.4	—	—	(3.7)	523.7

Total debt	$3,377.4	$6.2	$(2.9)	$(17.7)	$3,363.0

Current portion					(300.0)

Total long-term debt					$3,063.0

(1) The Company has entered into interest rate swaps on the 2010 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 7 above.

Term Loan Facility

On June 6, 2017, the Company entered into a three-year term loan facility with the capacity to borrow up to $500.0 million. At June 30, 2017, the Company did not have any outstanding borrowings under the 2017 Term Loan Facility. Any proceeds from the 2017 Term Loan Facility will be used to (i) fund the acquisition of Bureau van Dijk, (ii) pay acquisition-related fees and expenses and (iii) to repay certain existing indebtedness (including termination of certain hedging arrangements) of Bureau van Dijk’s affiliated entities. At the Company’s election, interest on borrowings under the facility is payable at rates that are based on either (a) Alternate Base Rate (as defined in the 2017 Term Loan Facility agreement) plus a premium (ranging from 0 BPS to 50 BPS annum) or (b) the Adjusted LIBO Rate (as defined in the 2017 Term Loan Facility agreement) plus a premium (ranging from 87.5 BPS to 150 BPS per annum), in each case, depending on the Company’s index debt rating. In addition, from the date that is 90 days after the date of the 2017 Term Loan Facility through and including the date the commitments under the 2017 Term Loan Facility are terminated in full, the Company also shall pay a non-refundable ticking fee quarterly in arrears on the aggregate daily amount of the commitments under the 2017 Term Loan Facility ranging from 8 BPS to 17.5 BPS of the aggregate amount of commitments under the facility, depending on the Company’s index debt rating.

The 2017 Term Loan Facility contains covenants that, among other things, restrict the ability of the Company to engage in mergers, consolidations, asset sales, transactions with affiliates, sale and leaseback transactions or to incur liens, with exceptions as set forth in the 2017 Term Loan Facility agreement. The 2017 Term Loan Facility also contains a financial covenant that requires the Company to maintain a debt to EBITDA ratio of not more than: (i) 4.5 to 1.0 as of the end of each fiscal quarter (with respect to the first three consecutive fiscal quarters immediately following the closing of the 2017 Term Loan Facility when the Bureau van Dijk acquisition is consummated) and (ii) 4.0 to 1.0 as of the end of the fourth fiscal quarter immediately following the closing of the 2017 Term Loan Facility when the Bureau van Dijk acquisition is consummated and each fiscal quarter thereafter. The 2017 Term Loan Facility also contains customary events of default.

Credit Facility

On June 6, 2017, the Company entered into an amendment to the 2015 Facility. Pursuant to the amendment, the applicable rate for borrowings under the 2015 Facility will range from 0 BPS to 32.5 BPS per annum for Alternate Base Rate loans (as defined in the 2015 Facility agreement) and 79.5 BPS to 132.5 BPS per annum for Eurocurrency loans (as defined in the 2015 Facility agreement). In addition, the facility fee paid by the Company now ranges from 8 BPS to 17.5 BPS on the daily amount of commitments (whether used or unused), in each case, depending on the Company’s index debt rating. The amendment also modifies, among other things, the existing financial covenant, so that, solely to the extent the acquisition of Bureau van Dijk closes, the Company’s debt to EBITDA ratio shall not exceed 4.5 to 1.0 as of the end of the first three consecutive fiscal quarters immediately following the closing of the Bureau van Dijk acquisition and shall not exceed 4.0 to 1.0 as of the fourth fiscal quarter immediately following the closing of the Bureau van Dijk acquisition and each fiscal quarter thereafter.

Commercial Paper

On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2015 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. At June 30, 2017, there were no borrowings outstanding under the CP Program.

Notes Payable

On March 2, 2017, the Company issued $300 million aggregate principal amount of senior unsecured floating rate notes in a public offering. The 2017 Floating Rate Senior Notes bear interest at a floating rate which is to be calculated by Wells Fargo Bank, National Association, equal to three-month LIBOR as determined on the interest determination date plus 0.35%. The interest determination date for an interest period will be the second London business day preceding the first day of such interest period. The 2017 Floating Rate Senior Notes will mature on September 4, 2018. Interest on the 2017 Floating Rate Senior Notes will accrue from March 2, 2017, and will be paid quarterly in arrears on June 4, 2017, September 4, 2017, December 4, 2017, March 4, 2018, June 4, 2018 and on the maturity date, to the record holders at the close of business on the business date preceding the interest payment date. The 2017 Floating Rate Senior Notes are not redeemable prior to their maturity.

On March 2, 2017, the Company issued $500 million aggregate principal amount of senior unsecured notes in a public offering. The 2017 Senior Notes bear interest at a fixed rate of 2.750% and mature on December 15, 2021. Interest on the 2017 Senior Notes is due semiannually on June 15 and December 15 of each year, commencing June 15, 2017. The Company may redeem the 2017 Senior Notes, in whole or in part, at any time at a price equity to 100% of the principal amount being redeemed, plus accrued and unpaid interest and a Make-Whole Amount.

On June 12, 2017, the Company issued and sold through a private placement transaction, $500 million aggregate principal amount of its 2017 Private Placement Notes Due 2023 and $500 million aggregate principal amount of its 2017 Private Placement Notes Due 2028. The 2017 Private Placement Notes Due 2023 bear interest at the fixed rate of 2.625% per year and mature on January 15, 2023. The 2017 Private Placement Notes Due 2028 bear interest at the fixed rate of 3.250% per year and mature on January 15, 2028. Interest on each tranche of notes will be due semiannually on January 15 and July 15 of each year, commencing January 15, 2018. The Company entered into a registration rights agreement, dated as of June 12, 2017, with the representatives of the initial purchasers of the notes, which sets forth, among other things, the Company’s obligations to register the notes under the Securities Act, within 365 days of issuance. The net proceeds of the note offering will be used to finance, in part, the acquisition of Bureau van Dijk. In the event that the Company does not complete the acquisition on or prior to January 29, 2018, or the share purchase agreement is terminated at any time prior to such date, the Company will be required to redeem all of the notes on a special mandatory redemption date at a redemption price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest up to, but not including, the redemption date. In addition, the Company may redeem the 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028, in whole or in part, at any time at a price equity to 100% of the principal amount being redeemed, plus accrued interest and a Make-Whole Amount.

For all of the aforementioned notes, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2017 Indenture, at a price equal to 101% of the principal amount, thereof, plus accrued and unpaid interest to the date of purchase. The 2017 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2017 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2017 Indenture also contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2017 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2017 Indenture, all the aforementioned notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes of the applicable series then outstanding.

In the first quarter of 2017, the Company repaid the Series 2007-1 Notes along with a Make-Whole Amount of approximately $7 million.

2017 Bridge Credit Facility

On May 15, 2017, the Company entered into a 364-Day Bridge Credit Agreement providing for a $1.5 billion bridge facility. On June 12, 2017, the commitments under this facility were terminated upon the issuance of the 2017 Private Placement Notes Due 2023, the 2017 Private Placement Notes Due 2028 and the 2017 Term Loan Facility.

At June 30, 2017, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2017, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-Year) due 2019	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes (1) due 2027	2017 Floating Rate Senior Notes due 2018	2017 Senior Notes due 2021	2017 Private Placement Notes due 2023		2017 Private Placement Notes due 2028		Total
2017 (after June 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$		$		$—
2018	—	—	—	—	—	—	300.0	—					300.0
2019	—	—	—	450.0	—	—	—	—					450.0
2020	500.0	—	—	—	—	—	—	—					500.0
2021	—	—	—	—	—	—	—	500.0					500.0
Thereafter	—	500.0	500.0	—	600.0	570.3	—	—		500.0		500.0	3,170.3

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$570.3	$300.0	$500.0		$500.0		$500.0	$4,920.3

(1) Based on end of quarter FX rates

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income	$4.6	$2.8	$8.7	$5.7
Expense on borrowings	(46.4)	(35.4)	(91.1)	(70.0)
Expense on UTPs and other tax related liabilities	(3.4)	(1.7)	(5.5)	(4.5)
Capitalized	0.2	—	0.5	0.4

Total	$(45.0)	$(34.3)	$(87.4)	$(68.4)

The following table shows the cash paid for interest:

	Six Months Ended
	June 30,
	2017	2016
Interest paid*	$88.5	$73.9

*	Amount in 2017 includes an approximate $7 million Make-Whole Amount relating to the early repayment of the Series 2007-1 Notes in the first quarter of 2017

The fair value and carrying value of the Company’s debt as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$		$		$300.0	$308.9
2010 Senior Notes		503.0		547.8	502.6	548.3
2012 Senior Notes		496.0		540.2	495.3	535.3
2013 Senior Notes		495.6		550.2	495.2	539.9
2014 Senior Notes (5-Year)		448.9		456.6	448.8	456.2
2014 Senior Notes (30-Year)		597.5		695.3	597.4	661.5
2015 Senior Notes		566.7		577.6	523.7	534.8
2017 Senior Notes (5-Year)		494.9		504.1	—	—
2017 Floating Rate Senior Notes		299.0		300.7	—	—
2.65% 2017 Private Placement Notes, due 2023		495.0		496.6	—	—
3.25% 2017 Private Placement Notes, due 2028		490.5		492.6	—	—

Total		$4,887.1		$5,161.7	$3,363.0	$3,584.9

The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 14. CONTINGENCIES

Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations and inquiries, and claims and litigation that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. They periodically receive and respond to subpoenas and other inquiries which may relate to Moody’s activities or to activities of others that may result in claims and litigation, proceedings or investigations by private litigants or governmental, regulatory or legislative authorities. Moody’s also is subject to ongoing tax audits as addressed in Note 3 to the financial statements.

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

NOTE 15. SEGMENT INFORMATION

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

	Three Months Ended June 30,
	2017				2016
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$713.7	$317.6	$(30.8)	$1,000.5	$650.3	$306.0	$(27.4)	$928.9
Operating, SG&A	291.4	242.9	(30.8)	503.5	281.3	233.6	(27.4)	487.5

Adjusted Operating Income	422.3	74.7	—	497.0	369.0	72.4	—	441.4

Less:
Depreciation and amortization	18.9	14.0	—	32.9	18.2	13.0	—	31.2
Acquisition-Related Expenses	—	6.6	—	6.6	—	—	—	—

Operating income	$403.4	$54.1	$—	$457.5	$350.8	$59.4	$—	$410.2

	Six Months Ended June 30,
	2017				2016
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,407.9	$628.3	$(60.5)	$1,975.7	$1,199.4	$599.8	$(54.2)	$1,745.0
Operating, SG&A	579.7	483.6	(60.5)	1,002.8	559.9	463.9	(54.2)	969.6

Adjusted Operating Income	828.2	144.7	—	972.9	639.5	135.9	—	775.4

Less:
Depreciation and amortization	37.8	27.6	—	65.4	35.7	25.4	—	61.1
Acquisition-Related Expenses	—	6.6	—	6.6	—	—	—	—

Operating income	$790.4	$110.5	$—	$900.9	$603.8	$110.5	$—	$714.3

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
MIS:
Corporate finance (CFG)	$355.8	$304.9	$708.6	$545.2
Structured finance (SFG)	119.2	111.5	219.4	202.1
Financial institutions (FIG)	102.4	89.7	214.7	184.6
Public, project and infrastructure finance (PPIF)	104.7	112.3	202.8	203.8

Total ratings revenue	682.1	618.4	1,345.5	1,135.7
MIS Other	4.6	7.3	9.4	15.1

Total external revenue	686.7	625.7	1,354.9	1,150.8

Intersegment royalty	27.0	24.6	53.0	48.6

Total	713.7	650.3	1,407.9	1,199.4

MA:
Research, data and analytics (RD&A)	180.9	168.3	356.3	333.2
Enterprise risk solutions (ERS)	97.3	97.5	193.2	187.0
Professional services (PS)	35.6	37.4	71.3	74.0

Total external revenue	313.8	303.2	620.8	594.2

Intersegment revenue	3.8	2.8	7.5	5.6

Total	317.6	306.0	628.3	599.8

Eliminations	(30.8)	(27.4)	(60.5)	(54.2)

Total MCO	$1,000.5	$928.9	$1,975.7	$1,745.0

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$567.8	$545.9	$1,145.6	$1,025.9
International:
EMEA	252.0	229.3	488.3	439.5
Asia-Pacific	118.0	97.5	217.4	179.5
Americas	62.7	56.2	124.4	100.1

Total International	432.7	383.0	830.1	719.1

Total	$1,000.5	$928.9	$1,975.7	$1,745.0

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

The Company intends to adopt the new revenue guidance as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record a cumulative adjustment to retained earnings at January 1, 2018 and apply the provisions of the ASU prospectively. Currently, the Company believes this ASU will have an impact on, which is not limited to: i) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period (compared to ASC 605 whereby all software subscription revenue is currently recognized over the subscription period); ii) the accounting for certain ERS revenue arrangements where VSOE is not currently available under ASC 605 would result in the acceleration of revenue recognition (compared to ASC 605 whereby revenue is currently deferred due to lack of VSOE); iii) the capitalization of software implementation project costs to fulfill a contract for its ERS business which will be expensed as incurred under the new standard; and iv.) the capitalization and related amortization period for sales commissions in the MA segment. This ASU will also require new comprehensive disclosures about contracts with customers including the significant reasonable judgments the Company has made when applying the ASU.

At June 30, 2017, the Company is progressing in assessing and documenting key changes to judgmental areas of its accounting policies relating to the adoption of the new revenue accounting standard. However, the quantitative impact of adopting this ASU is not currently known or reasonably estimable as the impact will be heavily dependent upon the status of contracts in-process primarily within the Company’s ERS LOB as of the date of adoption (the Company does not have any material software implementation arrangements with terms longer than two years). Furthermore, the Company is in the process of upgrading its IT infrastructure in order to support the accounting under the new standard as well as assessing the impact that the new standard will have on its processes and internal controls.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting”. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this ASU, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and should be applied prospectively to awards modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

NOTE 17. SUBSEQUENT EVENT

On July 10, 2017, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on September 12, 2017 to shareholders of record at the close of business on August 22, 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 66 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services and (v) analytical and research services. Moody’s has two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that primarily support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research as well as data and analytical tools such as quantitative credit risk scores. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides analytical and research services and financial training and certification programs.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of June 30, 2017 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units (March 31, 2017 for MAKS; July 31, 2016 for the remaining reporting units).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$49.5	$—	$—	$—	$—
RD&A	183.5	—	—	—	—
ERS	333.3	—	—	—	—
FSTC	87.8	—	—	(14.4)	(34.6)
MAKS	160.6	—	—	(23.1)	(53.5)
ICRA	239.8	—	—	—	—

Totals	$1,054.5	$—	$—	$(37.5)	$(88.1)

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

Reportable Segments

The Company is organized into two reportable segments at June 30, 2017: MIS and MA.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Executive Summary

•	Moody’s revenue in the three months ended June 30, 2017 totaled $1,000.5 million, an increase of $71.6 million, or 8%, compared to 2016 and reflected growth in both reportable segments.

•

MIS revenue increased 10% compared to the prior year with the most notable growth reflecting strength in leveraged finance revenue within CFG, an increase in the number of rated deals within the CLO asset class in SFG and higher banking-related revenue in FIG across all regions.

•	MA revenue was 3.5% higher than the prior year reflecting an increase in RD&A driven by growth in credit research subscriptions and licensing of ratings data.

•

Total operating expenses increased $24.3 million, or 5%, compared to the second quarter of 2016 mainly due to higher incentive compensation costs reflecting higher projected achievement against full-year projected results compared to the prior year and approximately $7 million in acquisition-related costs relating to Bureau van Dijk. These increases were partially offset by lower legal-related costs.

•

Operating income of $457.5 million in the second quarter of 2017 was up $47.3 million compared to 2016. Operating margin was 45.7% compared to 44.2% in the prior year. Adjusted Operating Income of $497.0 million in the second quarter of 2017 increased $55.6 million compared to 2016. Adjusted Operating Margin was 49.7% compared to 47.5% in the prior year period.

•	The increase in non-operating income (expense), net, compared to the prior year is primarily due to:

•	the $41.2 million Purchase Price Hedge Gain;

Partially offset by:

•

higher interest expense of $10.7 million reflecting $800 million in notes issued in early March 2017 to fund the Settlement Charge and repayment of the Series 2007-1 Notes as well as $1 billion in notes issued in mid-June 2017 and an undrawn bridge loan facility to fund the acquisition of Bureau van Dijk as more fully discussed in Note 13 to the condensed consolidated financial statements. The Bureau van Dijk matters resulted in $7 million of the incremental $10.7 million of interest expense in the second quarter of 2017.

•

The ETR of 32.1% in the second quarter of 2017 was in line with the second quarter of 2016 and included tax on the Purchase Price Hedge Gain, which is incurred in a higher tax jurisdiction partially offset by an approximate $9 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion on the impacts of this new accounting standard). The second quarter of 2016 included an approximate $4 million benefit from the favorable resolution of state and local tax matters.

•

Diluted EPS of $1.61 in the second quarter of 2017, which included: i) $0.13 from the Purchase Price Hedge Gain; ii) $0.05 relating to Excess Tax Benefits on stock-based compensation; partially offset by, iii) $0.03 in Acquisition-Related Expenses; and iv) $0.03 in financing expenses related to the pending acquisition of Bureau van Dijk, increased $0.31 from 2016. Excluding Purchase Price Hedge Gain and Acquisition-Related Expenses, Adjusted EPS of $1.51 in 2017 increased $0.21.

Moody’s Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
United States	$567.8	$545.9	4%
International:
EMEA	252.0	229.3	10%
Asia-Pacific	118.0	97.5	21%
Americas	62.7	56.2	12%

Total International	432.7	383.0	13%

Total	1,000.5	928.9	8%

Expenses:
Operating	285.8	258.9	(10%)
SG&A	217.7	228.6	5%
Depreciation and amortization	32.9	31.2	(5%)
Acquisition-Related Expenses	6.6	—	NM

Total	543.0	518.7	(5%)

Operating income	$457.5	$410.2	12%

Adjusted Operating Income (1)	$497.0	$441.4	13%

Interest expense, net	$(45.0)	$(34.3)	(31%)
Other non-operating income (expense), net	8.3	3.0	177%
Purchase Price Hedge Gain	41.2	—	NM

Non-operating income (expense), net	4.5	(31.3)	114%

Net income attributable to Moody’s	$312.2	$255.5	22%
Diluted weighted average shares outstanding	193.8	195.8	1%
Diluted EPS attributable to Moody’s common shareholders	$1.61	$1.30	24%
Adjusted Diluted EPS attributable to Moody’s common shareholders(1)	$1.51	$1.30	16%
Operating margin	45.7%	44.2%
Adjusted Operating Margin(1)	49.7%	47.5%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,		% Change
	2017	2016
United States	3,404	3,442	(1%)
International	7,214	7,372	(2%)

Total	10,618	10,814	(2%)

Global revenue of $1,000.5 million in the second quarter of 2017 increased $71.6 million, or 8%, compared to 2016 reflecting growth in both reportable segments.

The 10% increase in MIS revenue is primarily due to higher leveraged finance revenue in CFG as well as strong growth in CLO rated deal counts in SFG. Additionally, the growth reflects increases in banking revenue across all regions and benefits from changes in the mix of fee type, new fee initiatives and pricing increases.

The 3.5% increase in MA reflects growth in RD&A driven by credit research subscriptions and licensing of ratings data.

Transaction revenue accounted for 51% of global MCO revenue in the second quarter of 2017 compared to 50% in the prior year.

U.S. revenue of $567.8 million in the second quarter of 2017 increased $21.9 million compared to the prior year, reflecting growth in both MIS and MA.

Non-U.S. revenue of $432.7 million increased $49.7 million compared to the second quarter of 2016 primarily reflecting growth in MIS across all regions.

Operating expenses were $285.8 million in the second quarter of 2017, or 10% higher compared to 2016 primarily reflecting higher incentive compensation due to greater achievement relative to full-year targeted results compared to the prior year. The increase also reflects higher salaries and employee benefit expenses primarily resulting from the impact of annual compensation increases.

SG&A expenses of $217.7 million in the second quarter of 2017 decreased $10.9 million from the prior year period reflecting lower salaries and benefits expenses due to the impact of cost management initiatives implemented in 2016 that have benefited 2017. Additionally, there were lower non-compensation expenses primarily due to lower legal costs. These decreases were partially offset by higher incentive compensation reflecting greater projected achievement against full-year targeted results compared to the prior year.

Acquisition-Related Expenses represent expenses incurred to complete and integrate the pending acquisition of Bureau van Dijk.

Operating income of $457.5 million in the second quarter of 2017 increased $47.3 million compared to 2016, resulting in an operating margin of 45.7%, compared to 44.2% in the prior year. Adjusted Operating Income of $497.0 million in the second quarter of 2017 increased $55.6 million compared to 2016, resulting in an Adjusted Operating Margin of 49.7% compared to 47.5% in the prior year period.

Interest expense, net in the second quarter of 2017 was ($45.0) million, a $10.7 million increase in expense compared to 2016 reflecting: i) interest on the 2017 Senior Notes and 2017 Floating Rate Senior Notes which were issued in the first quarter of 2017; ii) interest on the 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028 which were issued in June 2017 to fund the pending acquisition of Bureau van Dijk; and iii) fees on the undrawn 2017 Bridge Credit Facility also related to the pending acquisition of Bureau van Dijk.

Other non-operating income (expense), net was $8.3 million in the second quarter of 2017, a $5.3 million increase in income compared to 2016 reflecting higher FX gains of approximately $3 million compared to the prior year. The gains in 2017 primarily relate to the strengthening of the euro to the British pound during the second quarter.

The Purchase Price Hedge Gain reflects unrealized gains on FX collars executed by the Company to economically hedge the euro denominated purchase price of the Bureau van Dijk acquisition.

The Company’s ETR was 32.1% in the second quarter of 2017, compared with 31.9% in 2016 and included tax on the Purchase Price Hedge Gain incurred in a higher tax jurisdiction partially offset by an approximate $9 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion on the impacts of this new accounting standard). The second quarter of 2016 included an approximate $4 million benefit from the favorable resolution of state and local tax matters.

Net Income in the second quarter of 2017, which included: i) $25.3 million in the net-of-tax Purchase Price Hedge Gain; ii) approximately $9 million in Excess Tax Benefits; partially offset by iii) approximately $7 million in Acquisition-Related Expenses; and iv) approximately $5 million in net-of-tax additional financing costs relating to the acquisition of Bureau van Dijk, was $312.2 million, or $56.7 million higher than 2016. Diluted EPS of $1.61 in the second quarter of 2017, which included: i) $0.13 relating to the Purchase Price Hedge Gain; ii) $0.05 relating to Excess Tax Benefits on stock-based compensation; partially offset by, iii) $0.03 in Acquisition-Related Expenses; and iv) $0.03 in financing expenses related to the pending acquisition of Bureau van Dijk, increased $0.31 from 2016. Excluding the Purchase Price Hedge Gain and Acquisition-Related Expenses, Adjusted EPS of $1.51 in the second quarter of 2017 increased $0.21.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Corporate finance (CFG)	$355.8	$304.9	17%
Structured finance (SFG)	119.2	111.5	7%
Financial institutions (FIG)	102.4	89.7	14%
Public, project and infrastructure finance (PPIF)	104.7	112.3	(7%)

Total ratings revenue	682.1	618.4	10%

MIS Other	4.6	7.3	(37%)

Total external revenue	686.7	625.7	10%

Intersegment royalty	27.0	24.6	10%

Total	713.7	650.3	10%

Expenses:
Operating and SG&A (external)	287.6	278.5	(3%)
Operating and SG&A (intersegment)	3.8	2.8	(36%)

Adjusted Operating Income	422.3	369.0	14%

Depreciation and amortization	18.9	18.2	(4%)

Operating income	$403.4	$350.8	15%

Adjusted Operating Margin	59.2%	56.7%
Operating margin	56.5%	53.9%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $686.7 million in the second quarter of 2017 increased 10% compared to 2016. The most notable growth was in the U.S. and EMEA bank loan sector coupled with growth in investment-grade revenue across all non-U.S. regions and high-yield corporate debt in all regions except EMEA. Additionally, the growth reflected strength in the U.S. CLO asset class in SFG and non-U.S. banking revenue as well as benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by lower investment-grade corporate debt revenue in the U.S.

Transaction revenue for MIS was 65% in the second quarter of 2017 compared to 62% in the second quarter of 2016.

In the U.S., revenue was $412.4 million in the second quarter of 2017, an increase of $13.3 million compared to 2016 reflecting growth in all LOBs excluding PPIF.

Non-U.S. revenue was $274.3 million in the second quarter of 2017, an increase of $47.7 million, or 21%, compared to 2016 reflecting growth in the CFG and FIG LOBs across all regions.

Global CFG revenue of $355.8 million in the second quarter of 2017 increased 17% compared to 2016 with the most notable growth in the leveraged finance sector (high-yield corporate debt and bank loans). There was strong growth in bank loan revenue in the U.S. primarily reflecting a favorable issuance mix in 2017 compared to the prior year where issuance volumes included a greater number of lower-yielding jumbo deals. Additionally, the growth in bank loan revenue reflected higher rated issuance volumes in EMEA resulting from refinancing activity amidst favorable market conditions in the region. Also, the increase reflects higher investment-grade corporate debt revenue in EMEA and Asia-Pacific primarily due to a favorable mix of fee type compared to the prior year. There were also higher issuance volumes in speculative-grade corporate debt in the U.S. and Asia-Pacific. These increases were partially offset by a decline in U.S. investment-grade revenue reflecting an unfavorable shift in the mix of fee type in this sector. Transaction revenue represented 74% and 71% of total CFG revenue in the second quarter of 2017 and 2016, respectively. In the U.S., revenue was $220.8 million, or $12.6 million higher than the prior year. Internationally, revenue of $135.0 million increased $38.3 million compared to the prior year.

Global SFG revenue of $119.2 million in the second quarter of 2017 increased $7.7 million, or 7%, compared to 2016, primarily due to strong growth in U.S. CLO activity resulting from an increased supply of bank loans and favorable market conditions which led to asset managers refinancing obligations. These increases were partially offset by lower revenue from rating REITs in the U.S. which reflected smaller deal sizes compared to the prior year. Revenue in the U.S. of $81.6 million increased $8.7 million. Non-U.S. revenue in the second quarter of 2017 of $37.6 million decreased $1.0 million primarily reflecting declines in ABS across all non-U.S. regions. Transaction revenue was 63% of total SFG revenue in the second quarter of 2017 compared to 61% in the prior year.

Global FIG revenue of $102.4 million in the second quarter of 2017 increased 14% compared to 2016, with a majority of the growth reflecting higher banking revenue in EMEA and Asia-Pacific resulting from opportunistic issuance amidst current favorable market conditions coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. In the U.S., revenue was $43.9 million, $3.1 million higher compared to 2016. Internationally, revenue was $58.5 million, or $9.6 million higher compared to 2016. Transaction revenue was 43% of total FIG revenue in the second quarter of 2017 compared to 33% in the same period in 2016.

Global PPIF revenue was $104.7 million in the second quarter of 2017, a decrease of $7.6 million, or 7%, compared to 2016. PPIF revenue in the U.S. of $66.0 million was down $9.0 million compared to 2016 reflecting declines in public and project revenue due to lower municipal issuance resulting from higher benchmark interest rates and credit spreads relative to the same period in the prior year. Additionally, U.S. infrastructure finance issuance also declined compared to strong issuance in the prior year. Internationally, revenue grew 4% reflecting strength in infrastructure finance issuance in Asia-Pacific being partially offset by declines infrastructure finance revenue in EMEA resulting from an unfavorable issuance mix. Transaction revenue was 64% and 65% of total PPIF revenue in second quarter of 2017 and 2016, respectively.

Operating and SG&A expenses in the second quarter of 2017 increased $9.1 million compared to 2016. Compensation expenses increased approximately $19 million primarily due to higher incentive compensation reflecting higher projected achievement against full-year targeted results compared to the prior year. Non-compensation expenses declined approximately $10 million reflecting lower legal fees and continued cost control initiatives.

Adjusted Operating Income and operating income in the second quarter of 2017, which includes intersegment royalty revenue and intersegment expenses, were $422.3 million and $403.4 million, respectively, up 14% and 15%, respectively, compared to 2016. Adjusted Operating Margin and operating margin were 59.2% and 56.5%, respectively, or 250BPS and 260BPS higher compared to the second quarter of 2016.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Research, data and analytics (RD&A)	$180.9	168.3	7%
Enterprise risk solutions (ERS)	97.3	97.5	—
Professional services (PS)	35.6	37.4	(5%)

Total external revenue	313.8	303.2	3.5%

Intersegment revenue	3.8	2.8	36%

Total MA Revenue	317.6	306.0	4%

Expenses:
Operating and SG&A (external)	215.9	209.0	(3%)
Operating and SG&A (intersegment)	27.0	24.6	(10%)

Adjusted Operating Income	74.7	72.4	3%

Acquisition-Related Expenses	6.6	—	NM
Depreciation and amortization	14.0	13.0	(8%)

Operating income	$54.1	$59.4	(9%)

Adjusted Operating Margin	23.5%	23.7%
Operating margin	17.0%	19.4%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $10.6 million, or 3.5%, compared to the second quarter of 2016 reflecting growth in RD&A partially offset by declines in PS. Recurring revenue comprised 80% and 76% of total MA revenue in the second quarter of 2017 and 2016, respectively.

In the U.S., revenue of $155.4 million in the second quarter of 2017 increased $8.6 million, and reflected growth across all LOBs.

Non-U.S. revenue of $158.4 million in the second quarter of 2017 was $2.0 million higher than in 2016 reflecting growth in RD&A being partially offset by declines in ERS and PS.

Global RD&A revenue of $180.9 million, which comprised 58% of total external MA revenue in the second quarter of 2017 and 56% of total external MA revenue in the second quarter of 2016, increased $12.6 million, or 7%, over the prior year period. This growth, which was most notable in the U.S. and EMEA, reflected strong sales of credit research and licensing of ratings data as well as benefits from pricing increases. In the U.S., revenue of $101.7 million increased 6% over the prior year. Non-U.S. revenue of $79.2 million increased 10%.

Global ERS revenue in the second quarter of 2017 of $97.3 million was flat compared to 2016. In the U.S., revenue of $40.4 million increased 7% compared to the prior year primarily resulting from higher revenue from insurance products. Non-U.S. revenue of $56.9 million decreased 5% compared to the prior year primarily resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements.

Global PS revenue of $35.6 million in the second quarter of 2017 decreased $1.8 million compared to 2016 primarily reflecting declines in the analytical and research services business internationally. In the U.S., revenue of $13.3 million increased 6%, over the prior year. Non-U.S. revenue of $22.3 million decreased 10% compared to the prior year.

Operating and SG&A expenses in the second quarter of 2017 increased $6.9 million compared to 2016 primarily reflecting higher compensation costs due to annual salary increases.

Additionally, there were $6.6 million in Acquisition-Related Expenses relating to the pending acquisition of Bureau van Dijk.

Adjusted Operating Income was $74.7 million in the second quarter of 2017 and increased $2.3 million compared to the same period in 2016. Operating income of $54.1 million in the second quarter of 2017 was $5.3 million lower compared to the same period in 2016 reflecting the aforementioned Acquisition-Related Expenses. Adjusted Operating Margin for the second quarter of 2017 was 23.5%, compared to 23.7% in 2016. Operating margin was 17.0% compared to 19.4% in the prior year. Adjusted Operating Income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Executive Summary

•	Moody’s revenue in the first six months of 2017 totaled $1,975.7 million, an increase of $230.7 million, or 13%, compared to 2016 reflecting strong growth in MIS as well as good growth in MA.

•

MIS revenue increased 18% compared to a weak prior year period, especially the first quarter of 2016, where issuance volumes were suppressed due to market volatility at the time. Rated issuance volumes in the first six months of 2017 were strong and reflected robust activity in the bank loan and high-yield corporate debt sectors in CFG as issuers took advantage of favorable market conditions to refinance obligations. The increase also reflects growth in the banking sector within FIG and growth in CLO issuance in SFG.

•	MA revenue was 4% higher than the prior year primarily reflecting an increase in RD&A which was driven by growth in credit research subscriptions and licensing of ratings data.

•

Total operating expenses increased $44.1 million, or 4% compared to 2016. The increase is primarily due to growth in incentive compensation costs reflecting higher projected achievement against full-year projected results compared to the prior year coupled with Acquisition-Related Expenses relating to the pending acquisition of Bureau van Dijk. These increases were partially offset by lower legal costs.

•

Operating income of $900.9 million in the first six months of 2017 increased $186.6 million compared to 2016 and resulted in an operating margin of 45.6% compared to 40.9% in the prior year. Adjusted Operating Income of $972.9 million in the first six months of 2017 increased $197.5 million compared to 2016, resulting in an Adjusted Operating Margin of 49.2% compared to 44.4% in the prior year.

•	The increase in non-operating income (expense) net, compared to the prior year is primarily due to:

•	the $59.7 million CCXI Gain;

•	the $41.2 million Purchase Price Hedge Gain;

Partially offset by:

•

higher interest expense of $19.0 million reflecting an approximate $7 million prepayment penalty on the early repayment of the Series 2007-1 Notes as well as interest and fees on additional financing (including commercial paper) in 2017. This additional interest expense includes approximately $7 million of financing costs relating to both an undrawn bridge credit facility and borrowings to fund the pending Bureau van Dijk acquisition.

•	FX losses of approximately $6 million in the first half of 2017 compared to FX gains of approximately $5 million in the prior year.

•

The ETR of 27.8% in the first six months of 2017 was 430 BPS lower than the prior year primarily due to the non-taxable CCXI Gain as well as an approximate $28 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion of the impacts of this new accounting standard). These items were partially offset by tax on the Purchase Price Hedge Gain incurred in a higher tax jurisdiction.

•

Diluted EPS of $3.39 in the first six months of 2017, which includes: i) a $0.31 benefit related to the CCXI Gain; ii) $0.13 relating to the Purchase Price Hedge Gain; iii) a $0.15 benefit relating to the new accounting standard for Excess Tax Benefits; partially offset by iv) $0.04 in Acquisition-Related Expenses; and v) $0.03 in financing costs relating to the pending Bureau van Dijk acquisition, increased $1.15 compared to 2016, reflecting higher Net Income and a 1% reduction in diluted weighted average shares outstanding. Excluding the CCXI Gain, Purchase Price Hedge Gain and Acquisition-Related Expenses in the first six months of 2017, Adjusted Diluted EPS of $2.99 increased $0.75 compared to 2016.

Moody’s Corporation

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
United States	$1,145.6	$1,025.9	12%

International:
EMEA	488.3	439.5	11%
Asia-Pacific	217.4	179.5	21%
Americas	124.4	100.1	24%

Total International	830.1	719.1	15%

Total	1,975.7	1,745.0	13%

Expenses:
Operating	563.2	508.1	(11%)
SG&A	439.6	461.5	5%
Depreciation and amortization	65.4	61.1	(7%)
Acquisition-Related Expenses	6.6	—	NM

Total	1,074.8	1,030.7	(4%)

Operating income	$900.9	$714.3	26%

Adjusted Operating Income (1)	$972.9	$775.4	25%

Interest expense, net	$(87.4)	$(68.4)	(28%)
Other non-operating income (expense), net	(1.1)	8.6	NM
Purchase Price Hedge Gain	41.2	—	NM
CCXI Gain	59.7	—	NM

Non-operating income (expense), net	$12.4	$(59.8)	NM

Net income attributable to Moody’s	$657.8	$439.9	50%
Diluted weighted average shares outstanding	194.1	196.8	1%
Diluted EPS attributable to Moody’s common shareholders	$3.39	$2.24	51%
Adjusted Diluted EPS attributable to Moody’s common shareholders(1)	$2.99	$2.24	33%
Operating margin	45.6%	40.9%
Adjusted Operating Margin(1)	49.2%	44.4%

(1)       Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $1,975.7 million in the first half of 2017 increased $230.7 million, or 13%, compared to 2016 and reflected strong growth in MIS and good growth in MA.

The $204.1 million increase in MIS revenue primarily reflects strong leveraged finance rated issuance volumes in CFG as issuers took advantage of favorable market conditions to refinance obligations in the first half of 2017 compared to weak issuance in the prior year, particularly in the first quarter of 2016, reflecting market volatility. The increase also reflects growth in the banking sector within FIG and growth in CLO issuance in SFG. Additionally, the increase over prior year reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases.

The $26.6 million growth in MA primarily reflects increases in RD&A driven by growth in credit research subscriptions and licensing of ratings data.

Transaction revenue accounted for 51% of global MCO revenue in the first half of 2017 compared to 47% in the prior year.

U.S. revenue of $1,145.6 million in the first half of 2017 increased $119.7 million from the prior year, reflecting growth in both reportable segments.

Non-U.S. revenue of $830.1 million in the first half of 2017 increased $111.0 million compared to the prior year reflecting growth in both reportable segments.

Operating expenses were $563.2 million in the first half of 2017, up $55.1 million compared to 2016 primarily due to an increase in compensation costs reflecting higher incentive compensation due to greater projected achievement relative to full-year targeted results compared to the prior year. This increase also reflects higher salaries and employee benefit expenses resulting from the impact of annual compensation increases.

SG&A expenses of $439.6 million in the first half of 2017 decreased $21.9 million from the prior year period primarily reflecting lower salaries and benefits costs due to the impact of cost management initiatives implemented in 2016 that have benefited 2017 and lower legal costs. These decreases were partially offset by higher incentive compensation reflecting greater projected achievement relative to full-year targeted results compared to the prior year.

Acquisition-Related Expenses represent expenses incurred to complete and integrate the pending acquisition of Bureau van Dijk.

Operating income of $900.9 million increased $186.6 million from the first half of 2016. Adjusted Operating Income was $972.9 million in the first half of 2017, an increase of $197.5 million compared to 2016. Operating margin of 45.6% increased 470 BPS compared to the first half of 2016. Adjusted Operating Margin of 49.2% increased 480 BPS compared to the prior year.

Interest expense, net in the first half of 2017 was ($87.4) million, a $19.0 million increase in expense compared to 2016, primarily due to: i) an approximate $7 million prepayment penalty on the early repayment of the Series 2007-1 Notes; ii) interest on the 2017 Senior Notes and 2017 Floating Rate Senior Notes which were issued in the first quarter of 2017; iii) interest on the 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028 which were issued in June 2017 to fund the pending acquisition of Bureau van Dijk and iv) fees on the undrawn 2017 Bridge Credit Facility also related to the pending acquisition of Bureau van Dijk.

Other non-operating (expense) income, net was ($1.1) million in the first half of 2017, a $9.7 million increase in expense compared to 2016 primarily reflecting approximately $6 million in FX losses in the first half of 2017 compared to approximately $5 million in FX gains in the prior year. The losses in 2017 primarily relate to the weakening of the U.S. dollar to the euro and British pound for U.S. dollar denominated assets held by foreign entities.

Additionally, Moody’s recognized the $59.7 million CCXI Gain and the $41.2 million Purchase Price Hedge Gain in the first half of 2017.

The ETR of 27.8% in the first half of 2017 was 430 BPS lower than the prior year. This decrease was primarily due to the non-taxable CCXI Gain as well as an approximate $28 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation. In accordance with the new accounting standard, these Excess Tax Benefits are now recorded to the provision for income taxes, whereas in the prior year were recorded to capital surplus (refer to Note 1 to the condensed consolidated financial statements for further discussion on this new accounting standard). These items were partially offset by tax on the Purchase Price Hedge Gain incurred in a higher tax jurisdiction.

Net Income in the first half of 2017, which included: i) the $59.7 million CCXI Gain; ii) $25.3 million in net-of-tax gains on the aforementioned Purchase Price Hedge Gain; iii) approximately $28 million in Excess Tax Benefits; partially offset by iv) approximately $7 million in Acquisition-Related Expenses; and v) approximately $5 million in net-of-tax additional financing costs relating to the acquisition of Bureau van Dijk, was $657.8 million, or $217.9 million higher than prior year. Diluted EPS of $3.39 in the first six months of 2017, which includes: i) a $0.31 benefit related to the CCXI Gain; ii) $0.13 relating to the Purchase Price Hedge Gain; iii) a $0.15 benefit relating to the new accounting standard for Excess Tax Benefits; partially offset by iv) $0.04 in Acquisition-Related Expenses; and v) $0.03 in incremental financing costs relating to the pending Bureau van Dijk acquisition, increased $1.15 compared to 2016, reflecting higher Net Income and a 1% reduction in diluted weighted average shares outstanding. Excluding the CCXI Gain, Purchase Price Hedge Gain and Acquisition-Related Expenses for Bureau van Dijk in the first six months of 2017, Adjusted Diluted EPS of $2.99 increased $0.75 compared to 2016.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Corporate finance (CFG)	$708.6	$545.2	30%
Structured finance (SFG)	219.4	202.1	9%
Financial institutions (FIG)	214.7	184.6	16%
Public, project and infrastructure finance (PPIF)	202.8	203.8	—

Total ratings revenue	1,345.5	1,135.7	18%

MIS Other	9.4	15.1	(38%)

Total external revenue	1,354.9	1,150.8	18%

Intersegment royalty	53.0	48.6	9%

Total	1,407.9	1,199.4	17%

Expenses:
Operating and SG&A (external)	572.2	554.3	(3%)
Operating and SG&A (intersegment)	7.5	5.6	(34%)

Adjusted Operating Income	828.2	639.5	30%

Depreciation and amortization	37.8	35.7	(6%)

Operating income	$790.4	$603.8	31%

Adjusted Operating Margin	58.8%	53.3%
Operating margin	56.1%	50.3%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,354.9 million in the first half of 2017 increased 18% compared to 2016 reflecting robust rated issuance volumes for bank loans and high-yield corporate debt within CFG coupled with strong growth in banking-related revenue in FIG and growth across most asset classes in SFG. The strong issuance volume activity in the first half of 2017 is in contrast to weak issuance conditions in the prior year, especially in the first quarter of 2016, when market volatility resulted in suppressed issuance volumes. Also contributing to the growth was the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases.

Transaction revenue for MIS was 65% in the first half of 2017 compared to 59% in the first half of 2016.

In the U.S., revenue was $834.9 million in the first half of 2017, an increase of $99.8 million, or 14%, compared to 2016 primarily reflecting strong growth in CFG, SFG and FIG revenue being partially offset by declines in PPIF and MIS Other revenue.

Non-U.S. revenue was $520.0 million in the first half of 2017, an increase of $104.3 million, or 25%, compared to 2016 reflecting growth across all LOBs excluding MIS Other.

Global CFG revenue of $708.6 million in the first half of 2017 increased $163.4 million, or 30%, compared to 2016 primarily due to robust rated issuance volumes in bank loans and high-yield corporate debt in the U.S. and EMEA as issuers took advantage of favorable market conditions to refinance obligations compared to a challenging prior year period, especially in the first quarter of 2016, where global market volatility at the time suppressed leveraged finance issuance volumes. The growth in leveraged finance revenue also reflects benefits from a favorable issuance mix in 2017 compared to the prior year where issuance volumes included a greater number of lower-yielding jumbo deals. The increase over the prior year also reflects higher investment-grade corporate debt revenue in EMEA resulting from elevated liquidity within the region resulting from the ECB sponsored CSPP and benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue represented 74% and 67% of total CFG revenue in the first half of 2017 and 2016, respectively. In the U.S., revenue was $464.6 million, or 22% higher compared to the prior year. Internationally, revenue of $244.0 million increased 48% compared to the prior year.

Global SFG revenue of $219.4 million in the first half of 2017 increased $17.3 million, or 9%, compared to 2016. In the U.S., revenue of $146.6 million increased $13.7 million over 2016 primarily due to strong growth in CLO issuance reflecting an increase in bank loan supply and favorable market conditions compared to a challenging prior year period when global market volatility suppressed issuance. Non-U.S. revenue in the first half of 2017 of $72.8 million increased $3.6 million compared to the prior year primarily reflecting growth in most asset classes in the Americas region. Transaction revenue was 60% of total SFG revenue in the first half of 2017 compared to 58% in the prior year.

Global FIG revenue of $214.7 million in the first half of 2017 increased $30.1 million, or 16%, compared to 2016. In the U.S., revenue was $94.5 million, up 17% compared to the first half of 2016 reflecting higher issuance in the banking sector and benefits from changes in the mix of fee type, new fee initiatives and price increases. Internationally, revenue was $120.2 million in the first half of 2017, up 16% compared to 2016 primarily due to growth in the Asia-Pacific region reflecting higher cross-border issuance from Chinese banks and asset managers. The non-U.S. growth also reflects higher banking revenue in EMEA from opportunistic issuance amidst current favorable market conditions as well as benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Transaction revenue was 45% of total FIG revenue in the first half of 2017 compared to 36% in the same period in 2016.

Global PPIF revenue was $202.8 million in the first half of 2017 and was flat compared to 2016 with declines in the U.S. being offset by growth internationally. In the U.S., revenue of $129.0 million in the first half of 2017 decreased $7.1 million compared to 2016 primarily due to declines in public and project finance rated issuance volumes as higher benchmark interest rates and credit spreads in the first half of 2017 relative to the prior year suppressed municipal issuance volumes. These decreases were partially offset by growth in infrastructure finance revenue compared to a challenging prior year period where market volatility at the time, especially in the first quarter of 2016, resulted in lower issuance volumes coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Outside the U.S., PPIF revenue increased $6.1 million compared to 2016 reflecting strong growth in infrastructure finance revenue in the Asia-Pacific region and growth in public finance revenue in EMEA and Asia-Pacific being partially offset by declines in infrastructure finance revenue in the Americas region. Transaction revenue was 62% in both the first half of 2017 and 2016.

Operating and SG&A expenses in the first half of 2017 increased $17.9 million compared to 2016. Compensation expenses increased approximately $35 million primarily due to higher incentive compensation reflecting higher projected achievement against full-year targeted results compared to the prior year partially offset by continued cost control initiatives. Non-compensation expenses declined approximately $17 million reflecting lower legal fees and continued cost control initiatives.

Adjusted Operating Income and operating income in the first half of 2017, which includes intersegment royalty revenue and intersegment expenses, were $828.2 million and $790.4 million, respectively, and increased $188.7 million and $186.6 million, respectively, compared to 2016. Adjusted Operating Margin and operating margin were 58.8% and 56.1%, respectively, compared to 53.3% and 50.3%, in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Research, data and analytics (RD&A)	$356.3	$333.2	7%
Enterprise risk solutions (ERS)	193.2	187.0	3%
Professional services (PS)	71.3	74.0	(4%)

Total external revenue	620.8	594.2	4%

Intersegment revenue	7.5	5.6	34%

Total MA Revenue	628.3	599.8	5%

Expenses:
Operating and SG&A (external)	430.6	415.3	(4%)
Operating and SG&A (intersegment)	53.0	48.6	(9%)

Adjusted Operating Income	144.7	135.9	6%

Acquisition-Related Expenses	6.6	—	NM
Depreciation and amortization	27.6	25.4	(9%)

Operating income	$110.5	$110.5	—

Adjusted Operating Margin	23.0%	22.7%
Operating margin	17.6%	18.4%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $26.6 million, or 4%, compared to first half of 2016 and reflected growth in RD&A as well as ERS, which included revenue from the acquisition of GGY. Additionally, the growth over the prior year reflects benefits from pricing increases within MA’s recurring revenue base. Recurring revenue comprised 79% and 76% of total MA revenue in the first half 2017 and 2016, respectively.

In the U.S., revenue of $310.7 million in first half 2017 increased $19.9 million and primarily reflected growth in RD&A and ERS.

Non-U.S. revenue of $310.1 million in the first half of 2017 was $6.7 million higher than in the first half of 2016 reflecting growth in RD&A partially offset by declines in PS.

Global RD&A revenue of $356.3 million, which comprised 57% of total external MA revenue in the first half of 2017 and 56% of total external MA revenue in the first half of 2016, increased $23.1 million, or 7%, over the prior year period. The growth reflected upgrades in credit research subscriptions and pricing increases in licensing of ratings data, most notably in the U.S. and EMEA. In the U.S., revenue of $203.1 million increased 6% million compared to the first half of 2016. Non-U.S. revenue of $153.2 million increased 9%.

Global ERS revenue of $193.2 million in the first half of 2017 increased $6.2 million, or 3%, over the first half of 2016. This growth is primarily due to incremental revenue from GGY, which was acquired in March 2016, coupled with higher revenues from Risk and Finance Analytics products. Additionally, the revenue growth reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $80.6 million increased 10% compared to the prior year. Non-U.S. revenue of $112.6 million decreased 1%.

Global PS revenue of $71.3 million in first half of 2017 decreased $2.7 million, or 4%, from 2016 reflecting lower non-U.S. revenue from analytical and research services partially offset by higher revenue from these services in the U.S. In the U.S., revenue in the first half of 2017 was $27.0 million, up 7% compared to 2016. International revenue was $44.3 million, down 9% compared to the first half of 2016.

Operating and SG&A expenses in 2017 increased $15.3 million compared to 2016. The expense growth primarily reflects an increase in compensation costs primarily due to headcount from the acquisition of GGY coupled with annual salary increases partially offset by cost control initiatives.

There were approximately $7 million in Acquisition-Related Expenses for the pending Bureau van Dijk acquisition in the first six months of 2017.

Adjusted Operating Income was $144.7 million in the first half of 2017 and increased $8.8 million compared to the same period in 2016. Operating income of $110.5 million in the first half of 2017 was flat compared to the same period in 2016. Adjusted Operating Margin in the first half of 2017 was 23.0%, up 30 BPS from 2016. Operating margin was 17.6% in the first half of 2017, down 80 BPS from the prior year reflecting approximately $7 million in Bureau van Dijk Acquisition-Related Expenses. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2017	2016
Net cash (used in) provided by operating activities	$(47.7)	$546.4	$(594.1)
Net cash provided by (used in) investing activities	$39.9	$(7.3)	$47.2
Net cash provided by (used in) financing activities	$1,177.6	$(640.4)	$1,818.0
Free Cash Flow*	$(90.5)	$492.1	$(582.6)

*	Free Cash Flow is an adjusted financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash (used in) provided by operating activities

Net cash flows from operating activities decreased $594.1 million compared to the prior year primarily due to Settlement Charge payments of $863.8 million in the first quarter of 2017 partially offset by related tax benefits (deferred taxes and prepaid taxes, net) of approximately $116 million. Changes in working capital accounts, excluding the Settlement Charge and the Purchase Price Hedge Gain, positively impacted cash flow from operations by approximately $40 million. These are partially offset by an increase in net income of $214.8 million of which $59.7 million is the non-cash CCXI gain and $41.2 million is the Purchase Price Hedge Gain which are presented as a cash reduction, relative to net income, in cash flow from operations.

Net cash provided by (used in) investing activities

The $47.2 million increase in cash provided by investing activities is primarily due to:

•	a $70.9 million decrease in cash paid for acquisitions compared to the prior year primarily reflecting the acquisition of GGY in the first quarter of 2016;

Partially offset by:

•	lower net maturities of short-term investments of $34.1 million.

Net cash provided by (used in) financing activities

The $1,818.0 million increase in cash provided by financing activities was attributed to:

•

proceeds of $1.0 billion from notes issued to fund the acquisition of Bureau van Dijk and $0.8 billion issued in the first quarter of 2017 to fund the Settlement Charge and the early repayment of the Series 2007-1 Notes;

•	treasury shares repurchased of $134.5 million in the first six months of 2017 compared to $485.9 million in the first six months of 2016;

partially offset by:

•	repayment of the $300 million Series 2007-1 Notes.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $3.4 billion at June 30, 2017 consisted of approximately $2.0 billion located outside of the U.S. Approximately 23% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 96% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided for deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At June 30, 2017, Moody’s had $4.9 billion of outstanding debt and approximately $1.5 billion of additional capacity available under the Company’s CP Program (which is backstopped by the 2015 Facility) and the undrawn 2017 Term Loan Facility as more fully discussed in Note 13 to the condensed consolidated financial statements. At June 30, 2017, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2017, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-Year) due 2019	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes (1) due 2027	2017 Floating Rate Senior Notes due 2018	2017 Senior Notes due 2021	2017 Private Placement Notes due 2023	2017 Private Placement Notes due 2028	Total
2017 (after June 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2018	—	—	—	—	—	—	300.0	—	—	—	300.0
2019	—	—	—	450.0	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	—	—	—	—	500.0
2021	—	—	—	—	—	—	—	500.0	—	—	500.0
Thereafter	—	500.0	500.0	—	600.0	570.3	—	—	500.0	500.0	3,170.3

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$570.3	$300.0	$500.0	$500.0	$500.0	$4,920.3

(1) Based on end of quarter FX rates

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Other Material Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow for the full-year ended December 31, 2017 and for the next twelve months. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred.

In May 2017, a subsidiary of the Company entered into a definitive agreement to acquire 100% of the shares of the parent company of Bureau van Dijk, a global provider of business intelligence and company information, for €3.0 billion in cash plus a daily working capital rate of approximately €259,000 from January 1, 2017 through the closing date. The acquisition is expected to extend Moody’s position as a leader in risk data and analytical insight. The Company expects to finance the transaction through a combination of offshore cash and debt financing. The acquisition is subject to regulatory approval in the European Union and is expected to close in the third quarter of 2017. It is anticipated that a majority of Bureau van Dijk’s revenue will be reported as part of MA’s RD&A LOB.

In July 2017, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share of Moody’s common stock, payable on September 12, 2017 to shareholders of record at the close of business on August 22, 2017. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $592 million at June 30, 2017. Full-year 2017 share repurchases are expected to be approximately $200 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

The Company has future cash requirements, including operating leases, as noted in the contractual obligations table below.

Off-Balance Sheet Arrangements

At June 30, 2017, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2017:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$6,541.8	$156.8	$1,093.9	$1,252.5	$4,038.6
Operating lease obligations	706.2	98.5	156.5	137.0	314.2
Capital lease obligations	0.3	0.3	—	—	—
Purchase obligations	146.0	72.0	63.9	10.1	—
Pension obligations(2)	153.8	15.3	45.1	24.6	68.8

Total(3)	$7,548.1	$342.9	$1,359.4	$1,424.2	$4,421.6

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 13 to the condensed consolidated financial statements.
(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 12 to the condensed consolidated financial statements

(3)

The table above does not include payments expected to be made in the third quarter of 2017 related to the pending Bureau van Dijk acquisition of approximately €3.0 billion in cash plus a daily working capital rate of approximately €259,000 from January 1, 2017 through the closing date, as the exact closing date of the acquisition is uncertain. The table above also does not include the Company’s net long-term tax liabilities of $214.8 million relating to UTP and tax related reserves, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On July 10, 2017, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on September 12, 2017 to shareholders of record at the close of business on August 22, 2017.

Non-GAAP Financial Measures:

In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such adjusted measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period to period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and can provide greater transparency to investors of supplemental information used by management in its financial and operational decision-making. These adjusted measures, as defined by the Company, are not necessarily comparable to similarly defined measures of other companies. Furthermore, these adjusted measures should not be viewed in isolation or used as a substitute for other GAAP measures in assessing the operating performance or cash flows of the Company. Below are brief descriptions of the Company’s adjusted financial measures accompanied by a reconciliation of the adjusted measure to its most directly comparable GAAP measure:

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization and Acquisition-Related Expenses. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the pending acquisition of Bureau van Dijk. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses are excluded due to the material nature of these expenses which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition related expenses from previous acquisitions were not material. Management believes that the exclusion of depreciation and amortization and Acquisition-Related Expenses, detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating income	$457.5	$410.2	$900.9	$714.3
Adjustments:
Depreciation and amortization	32.9	31.2	65.4	61.1
Acquisition-Related Expenses	6.6	—	6.6	—

Adjusted Operating Income	$497.0	$441.4	$972.9	$775.4

Operating margin	45.7%	44.2%	45.6%	40.9%
Adjusted Operating Margin	49.7%	47.5%	49.2%	44.4%

Adjusted net income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

The Company presents this adjusted measure to exclude the CCXI Gain and the Purchase Price Hedge Gain as the frequency and magnitude of similar transactions may vary widely across periods. Additionally, the Company excludes Acquisition-Related Expenses due to the material nature of these expenses which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-Related Expenses from previous acquisitions were not material. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the pending acquisition of Bureau van Dijk. This measure allows for an additional perspective when comparing Moody’s net income and diluted earnings per share from period to period. Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Net income attributable to Moody’s common shareholders		$312.2		$255.5		$657.8		$439.9
CCXI Gain		—		—		(59.7)		—
Acquisition-Related Expenses (1)		6.6		—		6.6		—
Pre-Tax Purchase Price Hedge Gain	$(41.2)		$—		$(41.2)		$—
Tax on Purchase Price Hedge Gain	15.9		—		15.9		—

Net Purchase Price Hedge Gain		(25.3)				(25.3)		—

Adjusted net income attributable to Moody’s common shareholders		$293.5		$255.5		$579.4		$439.9

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Earnings per share attributable to Moody’s common shareholders		$1.61		$1.30		$3.39		$2.24
CCXI Gain		—		—		(0.31)		—
Acquisition-Related Expenses (1)		0.03		—		0.04		—
Pre-Tax Purchase Price Hedge Gain	$(0.21)		$—		$(0.21)		$—
Tax on Purchase Price Hedge Gain	0.08		—		0.08		—

Net Purchase Price Hedge Gain		(0.13)		—		(0.13)		—

Adjusted Diluted EPS attributable to Moody’s common shareholders		$1.51		$1.30		$2.99		$2.24

(1)	These Acquisition-Related Expenses are not deductible for tax

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

	Six Months Ended June 30,
	2017	2016
Net cash (used in) provided by operating activities	$(47.7)	$546.4
Capital additions	(42.8)	(54.3)

Free cash flow	$(90.5)	$492.1

Net cash provided by (used in) investing activities	$39.9	$(7.3)
Net cash provided by (used in) financing activities	$1,177.6	$(640.4)

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the Commission published a report concluding that no new European legislation was needed for the industry at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation.

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

Those factors, risks and uncertainties include, but are not limited to, world-wide credit market disruptions or an economic slowdown, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s referendum vote whereby the U.K. citizens voted to withdraw from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting world-wide credit markets, international trade and economic policy; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. Other factors, risks and uncertainties relating to our pending acquisition of Bureau van Dijk could cause our actual results to differ, perhaps materially, from those indicated by these forward-looking statements, including the ability of the parties to successfully complete the proposed acquisition on anticipated terms and timing, or at all; risks relating to the integration of Bureau van Dijk’s operations, products and employees into Moody’s and the possibility that anticipated synergies and other benefits of the proposed acquisition will not be realized in the amounts anticipated or will not be realized within the expected timeframe; risks that the proposed acquisition could have an adverse effect on the business of Bureau van Dijk or its prospects, including, without limitation, on relationships with venders, suppliers or customers; claims made, from time to time, by venders, suppliers or customers; changes in the European or global marketplaces that have an adverse effect on the business of Bureau van Dijk; and other factors, risks and uncertainties relating to the transaction as set forth under the caption “‘Safe Harbor’ Statement under the Private Securities Litigation Reform Act of 1995 ” in Moody’s report on Form 8-K filed on May 15, 2017, which are incorporated by reference herein. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2016, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2017

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	412,503	$113.48	409,676	$625.3 million
May 1 - 31	187,846	$117.63	186,985	$603.3 million
June 1 - 30	92,405	$119.00	92,405	$592.3 million

Total	692,754	$114.06	689,066

(1)	Includes surrender to the Company of 2,827 and 861 shares of common stock in April and May, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the second quarter of 2017, Moody’s issued 0.4 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

2	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

.1**	Securities Purchase Agreement, dated as of May 15, 2017, among Moody’s Corporation, Moody’s Holdings NL B.V., Yellow Maple I B.V., Yellow Maple Syrup I B.V., Yellow Maple Syrup II B.V. and the Sellers identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 15, 2017).

.2**	Warranty Agreement, dated as of May 15, 2017, between Moody’s Holdings NL B.V. and the Warrantors identified therein (incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 15, 2017).

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

.1	364-Day Bridge Credit Agreement dated as of May 15, 2017, among Moody’s Corporation, the Lenders Party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 15, 2017).

.2**	Loan Agreement, dated as of June 6, 2017, among Moody’s Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017).

.3	Amendment No. 1, dated as of June 6, 2017, among Moody’s Corporation, the financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent under that certain Credit Agreement, dated as of May 11, 2015, among Moody’s Corporation, the Borrowing Subsidiaries party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017).

.4	Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017).

.5	Form of 2.625% Note due 2023 (incorporated by reference to Exhibit 4.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017).

.6	Form of 3.250% Note due 2028 (incorporated by reference to Exhibit 4.5 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017).

.7	Registration Rights Agreement, dated as of June 12, 2017, between Moody’s Corporation and the representatives of the initial purchasers of the notes (incorporated by reference to Exhibit 4.6 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017).

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

Exhibit No.	Description

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/ S / LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: July 26, 2017

	By:	/ S / MICHAEL CRIMMINS
Michael Crimmins
Senior Vice President and Corporate Controller (principal accounting officer)