Form 10-Q
period 2017-09-30
MOODYS CORP /DE/
filed 2017-11-09
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2017
Common Stock, par value $0.01 per share	191.1 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-8

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	9
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2017 and 2016	10
	Consolidated Balance Sheets (Unaudited) at September 30, 2017 and December 31, 2016	11
	Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2017 and 2016	12
	Notes to Condensed Consolidated Financial Statements (Unaudited)	13-46
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	47
	Critical Accounting Estimates	47
	Reportable Segments	50
	Results of Operations	51-64
	Liquidity and Capital Resources	65-69
	Recently Issued Accounting Standards	70
	Contingencies	71
	Regulation	71-72
	Forward-Looking Statements	72-73
Item 4.	Controls and Procedures	73

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	74
Item 1A.	Risk Factors	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 5.	Other Information	74
Item 6.	Exhibits	75

SIGNATURES
Exhibits Filed Herewith
12	Statement of Computation of Ratios of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Amortization	Amortization of acquired definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of the CCXI Gain, Acquisition-Related Expenses, Acquisition-Related Amortization and the Purchase Price Hedge Gain

Adjusted Net Income	Net Income excluding the impact of the CCXI Gain, Acquisition-Related Expenses, Acquisition-Related Amortization and the Purchase Price Hedge Gain.

Adjusted Operating Income	Operating income excluding depreciation and amortization, Acquisition-Related Expenses and restructuring charges

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ (deficit) equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V., a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk.

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

CLO	Collateralized loan obligation

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Copal	Copal Partners; an acquisition completed in November 2011; part of the MA segment; leading provider of research and analytical services to institutional investors

Copal Amba	Operating segment (rebranded as MAKS in 2016) created in January 2014 that consists of all operations from Copal and Amba. Part of the PS LOB within the MA reportable segment. Also a reporting unit.

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue

CRAs	Credit rating agencies

CSPP	Corporate Sector Purchase Programme; quantitative easing program implemented by the ECB. This program allows the central bank to purchase bonds issued by European companies, as well as provides access to the secondary bond market in which existing corporate bonds trade

D&A	Depreciation and amortization

DBPP	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

ECB	European Central Bank

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The enterprise risk solutions LOB within MA, which offers risk management software products as well as software implementation services and related risk management advisory engagements

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; part of the PS LOB and a reporting unit within the MA reportable segment; consists of online and classroom-based training services and CSI Global Education, Inc.

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GGY	Gilliland Gold Young; a leading provider of advanced actuarial software for the global insurance industry. The Company acquired GGY on March 1, 2016; part of the ERS LOB and reporting unit within the MA reportable segment

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

ICTEAS	ICRA Techno Analytics; formerly a wholly-owned subsidiary of ICRA; divested by ICRA in the fourth quarter of 2016

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics – a reportable segment of MCO formed in January 2008 which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes, 2017 Senior Notes, 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028 which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and FSTC that provides research and analytical services as well as financial training and certification programs

Purchase Price Hedge	Foreign currency collar and forward contracts entered by the Company to economically hedge the Bureau van Dijk euro denominated purchase price

Purchase Price Hedge Gain	Gain on foreign currency collars to economically hedge the Bureau van Dijk euro denominated purchase price

RD&A	Research, Data and Analytics; an LOB within MA that produces, sells and distributes research, data and related content. Includes products generated by MIS, such as analyses on major debt issuers, industry studies, and commentary on topical credit events. Also includes economic research, data, quantitative risk scores, other analytical tools that are produced within MA and business intelligence and company information products.

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents monitoring of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based license and maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S states and the District of Columbia to resolve pending and potential civil claims related to the credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents software license fees and revenue from risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes (5-year and 30-year)

2017 Indenture	Collectively the Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Senior Notes and the Supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion;

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

2017 Bridge Credit Facility	Bridge Credit Agreement entered into in May 2017 pursuant to the definitive agreement to acquire Bureau van Dijk; this facility was terminated in June 2017 upon issuance of the 2017 Private Placement Notes Due 2023 and the 2017 Private Placement Notes Due 2028

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Private Placement Notes Due 2023	Principal amount $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Private Placement Notes Due 2028	Principal amount $500 million, 3.250% senior unsecured notes due January 15, 2028

2017 Senior Notes	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2017 Term Loan	$500 million, three-year term loan facility entered into on June 6, 2017 for which the Company drew down $500 million on August 8, 2017 to fund the acquisition of Bureau van Dijk.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$1,062.9	$917.1	$3,038.6	$2,662.1

Expenses
Operating	317.2	253.2	880.4	761.3
Selling, general and administrative	247.2	225.3	686.8	683.2
Restructuring	—	8.4	—	12.0
Depreciation and amortization	43.0	32.7	108.4	93.8
Acquisition-Related Expenses	10.1	—	16.7	—

Total expenses	617.5	519.6	1,692.3	1,550.3

Operating income	445.4	397.5	1,346.3	1,111.8

Non-operating (expense) income, net
Interest expense, net	(48.1)	(35.4)	(135.5)	(103.8)
Other non-operating (expense) income, net	(1.4)	6.9	(2.5)	15.5
Purchase Price Hedge Gain	69.9	—	111.1	—
CCXI Gain	—	—	59.7	—

Total non-operating income (expense), net	20.4	(28.5)	32.8	(88.3)

Income before provisions for income taxes	465.8	369.0	1,379.1	1,023.5
Provision for income taxes	146.1	112.4	399.9	322.2

Net income	319.7	256.6	979.2	701.3
Less: Net income attributable to noncontrolling interests	2.4	1.3	4.1	6.1

Net income attributable to Moody’s	$317.3	255.3	975.1	695.2

Earnings per share attributable to Moody’s common shareholders
Basic	$1.66	1.33	5.10	3.60

Diluted	$1.63	1.31	5.02	3.55

Weighted average number of shares outstanding
Basic	191.1	191.7	191.1	193.3

Diluted	194.1	194.3	194.1	196.0

Dividends declared per share attributable to Moody’s common shareholders	$0.38	$0.37	$0.76	$0.74

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$319.7			$256.6

Other Comprehensive Income (Loss):
Foreign Currency Adjustment:
Foreign currency translation adjustments, net	$45.4	$6.4	51.8	$(12.0)	$2.6	(9.4)
Cash Flow Hedges:
Net realized and unrealized gain on cash flow hedges	5.2	(2.0)	3.2	5.1	(1.9)	3.2
Reclassification of (gains) included in net income	(4.2)	1.6	(2.6)	(1.3)	0.4	(0.9)
Available for Sale Securities:
Net unrealized gains on available for sale securities	0.5	—	0.5	0.7	—	0.7
Reclassification of gains included in net income	(2.2)	—	(2.2)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.1	(0.8)	1.3	2.4	(0.9)	1.5

Total Other Comprehensive Income (Loss)	$46.8	$5.2	$52.0	$(5.1)	$0.2	$(4.9)

Comprehensive Income			371.7			251.7
Less: comprehensive income (loss) attributable to noncontrolling interests			3.1			(14.8)

Comprehensive Income Attributable to Moody’s			$368.6			$266.5

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$979.2			$701.3

Other Comprehensive Income (Loss):
Foreign Currency Adjustment:
Foreign currency translation adjustments, net	$94.9	$19.5	114.4	$(9.4)	$16.6	7.2
Cash flow hedges:
Net realized and unrealized gain on cash flow hedges	10.0	(3.8)	6.2	2.5	(1.0)	1.5
Reclassification of (gains) included in net income	(11.7)	4.9	(6.8)	(0.9)	0.3	(0.6)
Available for sale securities:
Net unrealized gains on available for sale securities	1.6	—	1.6	1.9	—	1.9
Reclassification of gains included in net income	(2.2)	—	(2.2)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	6.4	(2.5)	3.9	7.3	(2.8)	4.5
Net actuarial gains and prior service costs	7.9	(3.0)	4.9	5.3	(2.0)	3.3

Total Other Comprehensive Income	$106.9	$15.1	$122.0	$6.7	$11.1	$17.8

Comprehensive Income			1,101.2			719.1
Less: comprehensive income (loss) attributable to noncontrolling interests			19.6			(10.0)

Comprehensive Income Attributable to Moody’s			$1,081.6			$729.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$962.8	$2,051.5
Short-term investments	108.3	173.4
Accounts receivable, net of allowances of $32.2 in 2017 and $25.7 in 2016	1,007.3	887.4
Other current assets	200.5	140.8

Total current assets	2,278.9	3,253.1
Property and equipment, net of accumulated depreciation of $681.9 in 2017 and $595.5 in 2016	332.1	325.9
Goodwill	3,722.1	1,023.6
Intangible assets, net	1,633.1	296.4
Deferred tax assets, net	170.2	316.1
Other assets	168.5	112.2

Total assets	$8,304.9	$5,327.3

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$577.5	$1,444.3
Commercial paper	314.8	—
Current portion of long-term debt	299.3	300.0
Deferred revenue	791.1	683.9

Total current liabilities	1,982.7	2,428.2
Non-current portion of deferred revenue	135.5	134.1
Long-term debt	5,107.3	3,063.0
Deferred tax liabilities, net	452.6	104.3
Unrecognized tax benefits	336.3	199.8
Other liabilities	447.3	425.2

Total liabilities	8,461.7	6,354.6
Contingencies (Note 15)	—	—
Shareholders’ deficit:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2017 and December 31, 2016, respectively.	3.4	3.4
Capital surplus	495.6	477.2
Retained earnings	7,513.4	6,688.9
Treasury stock, at cost; 151,821,294 and 152,208,231 shares of common stock at September 30, 2017 and December 31, 2016, respectively	(8,123.7)	(8,029.6)
Accumulated other comprehensive loss	(257.8)	(364.9)

Total Moody’s shareholders’ deficit	(369.1)	(1,225.0)
Noncontrolling interests	212.3	197.7

Total shareholders’ deficit	(156.8)	(1,027.3)

Total liabilities and shareholders’ deficit	$8,304.9	$5,327.3

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$979.2	$701.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	108.4	93.8
Stock-based compensation expense	88.9	72.8
CCXI Gain	(59.7)	—
Purchase Price Hedge Gain	(111.1)	—
Deferred income taxes	161.4	7.1
Legacy Tax Matters	—	(1.6)
Changes in assets and liabilities:
Accounts receivable	(9.8)	(35.6)
Other current assets	(16.2)	51.1
Other assets	11.4	10.2
Accounts payable and accrued liabilities	(834.3)	(54.6)
Deferred revenue	(19.3)	31.2
Unrecognized tax benefits and other non-current tax liabilities	18.4	(1.8)
Other liabilities	25.4	15.1

Net cash provided by operating activities	342.7	889.0

Cash flows from investing activities
Capital additions	(69.4)	(84.8)
Purchases of investments	(124.0)	(279.7)
Sales and maturities of investments	183.8	438.7
Cash paid for acquisitions, net of cash acquired and equity investments	(3,511.0)	(79.1)
Receipts from Purchase Price Hedge	111.1	—
Receipts from settlement of net investment hedges	2.1	2.5

Net cash used in investing activities	(3,407.4)	(2.4)

Cash flows from financing activities
Issuance of notes	2,291.9	—
Repayments of notes	(300.0)	—
Issuance of commercial paper	1,437.5	—
Repayment of commercial paper	(1,123.2)	—
Proceeds from stock-based compensation plans	49.3	72.5
Repurchase of shares for payroll tax withholdings related to stock-based compensation	(48.3)	(44.0)
Cost of treasury shares repurchased	(163.6)	(678.9)
Payment of dividends	(217.8)	(214.5)
Payment of dividends to noncontrolling interests	(3.2)	(4.6)
Payment for noncontrolling interest	(6.2)	(45.4)
Debt issuance costs and related fees	(19.7)	(0.1)

Net cash provided by (used in) financing activities	1,896.7	(915.0)
Effect of exchange rate changes on cash and cash equivalents	79.3	17.1

Net decrease in cash and cash equivalents	(1,088.7)	(11.3)
Cash and cash equivalents, beginning of the period	2,051.5	1,757.4

Cash and cash equivalents, end of the period	$962.8	$1,746.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings, (ii) credit, capital markets and economic research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services (v) analytical and research services and (vi) business intelligence and company information products. Moody’s has two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research and data and analytical tools such as quantitative credit risk scores as well as business intelligence and company information products. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides analytical and research services along with financial training and certification programs.

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

Adoption of New Accounting Standard

In the first quarter of 2017, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting”. As required by ASU 2016-09, Excess Tax Benefits or shortfalls recognized on stock-based compensation expense are reflected in the consolidated statement of operations as a component of the provision for income taxes on a prospective basis. Prior to the adoption of this ASU, Excess Tax Benefits and shortfalls were recorded to capital surplus within shareholders’ deficit. The impact of this adoption was a $7.7 million and $35.6 million benefit to the provision for income taxes for the three and nine months ended September 30, 2017, respectively.

Additionally, in accordance with this ASU, Excess Tax Benefits or shortfalls recognized on stock-based compensation are classified as operating cash flows in the consolidated statement of cash flows, and the Company has applied this provision on a retrospective basis. Under previous accounting guidance, the Excess Tax Benefits or shortfalls were shown as a reduction to operating activity and an increase to financing activity. Furthermore, the Company has elected to continue to estimate the number of stock-based awards expected to vest, rather than accounting for award forfeitures as they occur, to determine the amount of stock-based compensation cost recognized in each period. The impact to the Company’s statement of cash flows for the nine months ended September 30, 2016 relating to the adoption of this provision of the ASU is set forth in the table below:

(amounts in millions)	As reported Nine Months Ended September 30, 2016	Adoption Adjustment	Nine Months Ended September 30, 2016 As adjusted
Net cash provided by operating activities	$856.6	$32.4	$889.0
Net cash used in financing activities	$(882.6)	$(32.4)	$(915.0)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

In accordance with the Company’s early adoption of ASU 2017-04, “Simplifying the Test for Goodwill Impairment (Topic 350)”, the Company has modified its accounting policy regarding long-lived assets, including goodwill and other acquired intangible assets. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2016 remain unchanged. The Company’s revised accounting policy regarding long-lived assets, including goodwill and other acquired intangible assets is disclosed below.

Long-Lived Assets, including Goodwill and Other Acquired Intangible Assets

Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment, annually as of July 31 or more frequently if impairment indicators arise in accordance with ASC Topic 350.

The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made that, based on the qualitative factors, an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company will recognize the difference as an impairment charge.

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

For purposes of assessing the recoverability of goodwill, the Company has seven primary reporting units at September 30, 2017: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: RD&A, ERS, FSTC, MAKS and Bureau van Dijk. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit consists of credit risk management and compliance software that is sold on a license or subscription basis as well as related advisory services for implementation and maintenance. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and certification services. The MAKS reporting unit consists of research and analytical services. The Bureau van Dijk reporting unit consists of business intelligence and company information products.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOTE 3. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock-based compensation cost	$31.8	$23.9	$88.9	$72.8
Tax benefit	$10.3	$7.8	$28.8	$23.7

During the first nine months of 2017, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $30.00 per share based on the Black-Scholes option-pricing model. The Company also granted 1.0 million shares of restricted stock in the first nine months of 2017, which had a weighted average grant date fair value of $113.39 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted approximately 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $109.36 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2017:

Expected dividend yield	1.34%
Expected stock volatility	26.8%
Risk-free interest rate	2.19%
Expected holding period	6.5 years
Grant date fair value	$30.00

Unrecognized compensation expense at September 30, 2017 was $8.0 million and $150.1 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.6 years, respectively. Additionally, there was $27.7 million of unrecognized compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine months ended
	September 30,
Exercise of stock options:	2017	2016
Proceeds from stock option exercises	$44.0	$67.7
Aggregate intrinsic value	$75.7	$67.8
Tax benefit realized upon exercise	$26.9	$23.1
Number of shares exercised	1.0	1.4

	Nine months ended
	September 30,
Vesting of restricted stock:	2017	2016
Fair value of shares vested	$109.1	$92.8
Tax benefit realized upon vesting	$34.6	$29.5
Number of shares vested	1.0	1.0

	Nine months ended
	September 30,
Vesting of performance-based restricted stock:	2017	2016
Fair value of shares vested	$19.5	$23.6
Tax benefit realized upon vesting	$6.9	$8.4
Number of shares vested	0.2	0.2

NOTE 4. INCOME TAXES

Moody’s effective tax rate was 31.4% and 30.5% for the three months ended September 30, 2017 and 2016, respectively and 29.0% and 31.5% for the nine month periods ended September 30, 2017 and 2016, respectively. The increase for the three months ended September 30, 2017 is primarily due to the tax effects of a purchase price hedge gain and higher tax rates on non-U.S. income, partially offset by Excess Tax Benefits of $7.7 million on stock-based compensation, as further discussed in Note 1 above, which favorably benefited the ETR by approximately 160 BPS. The decrease in the ETR for the nine months ended September 30, 2017 was primarily due to Excess Tax Benefits of $35.6 million on stock-based compensation, as further discussed in Note 1, which favorably benefited the ETR by approximately 260 BPS coupled with the non-taxable CCXI Gain as discussed in Note 11 below.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a net increase in its UTBs of $122.7 million ($122.6 million net of federal tax) during the third quarter of 2017 and a net increase in its UTBs during the first nine months of 2017 of $136.6 million ($136.9 million net of federal tax). The increase in reserves is primarily due to the recording of UTBs in connection with the Bureau van Dijk acquisition.

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

On March 30, 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share Based Payment Accounting as more fully discussed in Note 1 to the condensed consolidated financial statements. The new guidance requires all tax effects related to share based payments to be recorded through the income statement. The Company has adopted the new guidance as of the first quarter of 2017 and expects the adoption to result in a reduction in its income tax provision of approximately $40 million, or an approximate 225BPS reduction in the Company’s ETR for the full year of 2017.

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

The following table shows the amount the Company paid for income taxes:

	Nine months ended
	September 30,
	2017	2016
Income taxes paid*	$194.7	$242.8

*	The decrease in income taxes paid is primarily due to tax benefits relating to the Settlement Charge

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic	191.1	191.7	191.1	193.3
Dilutive effect of shares issuable under stock-based compensation plans	3.0	2.6	3.0	2.7

Diluted	194.1	194.3	194.1	196.0

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.5	0.6	0.9

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2017 and 2016. The assumed proceeds in 2017 do not include Excess Tax Benefits pursuant to the prospective adoption of ASU 2016-09 in the first quarter of 2017. The assumed proceeds in 2016 include Excess Tax Benefits.

The decrease in the diluted shares outstanding in the nine months ended September 30, 2017 primarily reflects treasury share repurchases under the Company’s Board authorized share repurchase program.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2017
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$18.5	$—	$18.5	$18.5	$—	$—
Certificates of deposit and money market deposit accounts (1)	$253.2	$—	$253.2	$142.6	$108.3	$2.3
Fixed maturity and open ended mutual funds (2)	$21.8	$5.2	$27.0	$—	$—	$27.0

	As of December 31, 2016
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$189.0	$—	$189.0	$189.0	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,190.5	$—	$1,190.5	$1,017.0	$173.4	$0.1
Fixed maturity and open ended mutual funds (2)	$27.0	$5.6	$32.6	$—	$—	$32.6

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at both September 30, 2017 and December 31, 2016. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 51 months at September 30, 2017 and 13 months to 15 months at December 31, 2016. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from nine months to ten months and six months to 19 months at September 30, 2017 and December 31, 2016 respectively.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be “available for sale” under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 7. ACQUISITIONS

The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill.

Bureau van Dijk

On August 10, 2017, a subsidiary of the Company acquired 100% of Yellow Maple I B.V., an indirect parent company of Bureau van Dijk Electronic Publishing B.V., a global provider of business intelligence and company information products. The cash payment of $3,542.0 million was funded with a combination of cash on hand, primarily offshore, and new debt financing. The acquisition extends Moody’s position as a leader in risk data and analytical insight.

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)
Current assets		$160.5
Property and equipment, net		4.2
Intangible assets:
Customer relationships (23 year weighted average life)	$998.7
Product technology (12 year weighted average life)	258.5
Trade name (18 year weighted average life)	82.2
Database (10 year weighted average life)	13.0

Total intangible assets (21 year weighted average life)		1,352.4
Goodwill		2,636.1
Other assets		4.3
Liabilities
Deferred revenue	$(101.1)
Accounts payable and accrued liabilities	(48.3)
Deferred tax liabilities, net	(348.1)
Other liabilities	(118.0)

Total liabilities		(615.5)

Net assets acquired		$3,542.0

The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the Bureau van Dijk business. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including reserves for uncertain tax positions and deferred tax liabilities. The estimated useful lives of acquired intangibles assets are also preliminary.

Current assets in the table above include acquired cash of $36 million. Additionally, current assets include accounts receivable of approximately $90 million (net of an allowance for uncollectible accounts of $1.4 million).

The amount of Bureau van Dijk’s revenue and Net Income from August 10, 2017 through September 30, 2017 included in the Company’s statement of operations was $30.3 million and ($2.0) million, respectively. The acquired deferred revenue balance was reduced by $53 million as part of acquisition accounting to establish the fair value of deferred revenue. This will reduce reported revenue by $53 million over the remaining contractual period of in progress customer arrangements assumed as of the acquisition date. This resulted in an approximate $14 million reduction in reported revenue for the period from August 10, 2017 to September 30, 2017. Amortization of acquired intangible assets was approximately $10 million for the period from August 10, 2017 through September 30, 2017.

Goodwill

Under the acquisition method of accounting for business combinations, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and Bureau van Dijk which is expected to extend the Company’s reach to new and evolving market segments as well as cost savings synergies, expected new customer acquisitions and products.

Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.

Bureau van Dijk will be a separate reporting unit for purposes of the Company’s annual goodwill impairment assessment.

Other Liabilities Assumed

In connection with the acquisition, the Company assumed liabilities relating to UTBs as well as deferred tax liabilities which relate to acquired intangible assets. These items are included in other liabilities in the table above.

Transaction and Non-Recurring Integration Costs

In connection with the acquisition, the Company incurred transaction and non-recurring integration costs (Acquisition-Related Expenses) through the first nine months of 2017. Acquisition-Related Expenses of $16.7 million were comprised of transaction costs (consisting primarily of legal and advisory costs) of $8.5 million and non-recurring integration costs of $8.2 million for the nine months ended September 30, 2017.

Supplementary Unaudited Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the nine months ended September 30, 2017 and 2016 as if the acquisition of Bureau van Dijk occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2016. The unaudited pro forma information includes amortization of acquired intangible assets, based on the preliminary purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

(Amounts in millions)	For the nine months ended September 30 2017	For the nine months ended September 30 2016
Pro forma Revenue	$3,226.9	$2,821.8
Pro forma Net Income attributable to Moody’s	$965.9	$695.1

The unaudited pro forma results do not include any anticipated cost savings or other effects of the planned integration of Bureau van Dijk. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been reported if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future. The Bureau van Dijk results included in the above have been converted to U.S. GAAP from IFRS as issued by the IASB and have been translated to USD at rates in effect for the periods presented. The Bureau van Dijk amounts in the pro forma results include a reduction in revenue of approximately $50 million and $1 million relating to a fair value adjustment to deferred revenue required as part of acquisition accounting for the nine months ended September 30, 2016 and 2017, respectively.

The following acquisitions occurred prior to the third quarter 2017. The Company has not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material. Additionally, the near term impact to the Company’s operations and cash flows is not material.

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

(amounts in millions)
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

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at September 30, 2017 and December 31, 2016.

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

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of September 30, 2017	As of December 31, 2016
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$80.0	$80.0	3-month LIBOR

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income recognized in the consolidated statements of operations
		Three Months Ended		Nine months ended
		September 30,		September 30,
Derivatives designated as fair value accounting hedges	Location on Statement of Operations	2017	2016	2017	2016
Interest rate swaps	Interest expense, net	$1.6	$2.7	$5.8	$8.8

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

Net investment hedges

The Company entered into foreign currency forward contracts that are designated as net investment hedges and additionally has designated €400 million of the 2015 Senior Notes Due 2027 as a net investment hedge. These hedges are intended to mitigate FX exposure related to non-U.S. dollar net investments in certain foreign subsidiaries against changes in foreign exchange rates. These net investment hedges are designated as accounting hedges under the applicable sections of Topic 815 of the ASC. This net investment hedge will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

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

The following table summarizes the notional amounts of the Company’s outstanding forward contracts that were designated as net investment hedges:

	September 30,		December 31,
	2017		2016
	Sell	Buy	Sell	Buy
Notional amount of net investment hedges:
Contracts to sell GBP for euros	£—	€—	£22.1	€26.4

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)				Amount of Gain/(Loss) Recognized Directly into Income (Ineffective Portion), net of Tax
	Three Months Ended		Three Months Ended				Three Months Ended
	September 30,		September 30,				September 30,
	2017	2016	2017		2016		2017		2016
FX forwards	$0.4	$(0.2)	$—		$—		$—		$—
Long-term debt	(10.3)	(3.2)	—		—		—		—

Total net investment hedges	$(9.9)	$(3.4)	$—		$—		$—		$—

Derivatives in cash flow hedging relationships
Cross currency swap	$3.2	$3.2	$2.6	*	$0.9	*	$—		$—

Total cash flow hedges	$3.2	$3.2	$2.6		$0.9		$—		$—

Total	$(6.7)	$(0.2)	$2.6		$0.9		$—		$—

Derivatives and non-derivative instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)				Amount of Gain/(Loss) Recognized Directly into Income (Ineffective Portion), net of Tax
	Nine months ended		Nine months ended				Nine months ended
	September 30,		September 30,				September 30,
	2017	2016	2017		2016		2017		2016
FX forwards	$1.2	$(13.4)	$—		$—		$—		$—
Long-term debt	(31.4)	(9.2)	—		—		—		—

Total net investment hedges	$(30.2)	$(22.6)	$—		$—		$—		$—

Derivatives in cash flow hedging relationships
Cross currency swap	$6.6	$1.5	$7.9	*	$0.6	*	$0.4	**	$—
Interest rate contracts	(0.4)	—	(1.1)		—		—		—

Total cash flow hedges	$6.2	$1.5	$6.8		$0.6		$0.4		$—

Total	$(24.0)	$(21.1)	$6.8		$0.6		$0.4		$—

*	For the three and nine months ended September 30, 2017, reflects $4.2 million and $12.8 million in gains, respectively, recorded in other non-operating income (expense), net and $1.6 million and $4.9 million relating to the tax effect of the aforementioned item. For the three and nine months ended September 30, 2016, reflects $1.3 million and $0.9 million in losses, respectively, recorded in other non-operating income (expense), net and $0.4 million and $0.3 million relating to the tax effect of the aforementioned item.
**	For the nine months ended September 30, 2017, reflects $0.7 million in gains recorded in other non-operating income (expense), net and $0.3 million relating to the tax effect of the aforementioned item.

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2017	December 31, 2016
Net investment hedges
FX forwards	$23.5	$22.3
Long-term debt	(18.9)	12.5

Total net gains on net investment hedges	$4.6	$34.8

Cash flow hedges
Interest rate contracts	$(0.4)	$(1.1)
Cross currency swap	1.5	2.8

Total net gains on cash flow hedges	1.1	1.7

Total net gains in AOCI	$5.7	$36.5

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense), income net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through February 2018.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30,				December 31,
	2017				2016
	Sell		Buy		Sell		Buy
Notional amount of currency pair:
Contracts to sell USD for GBP		$471.0		£356.1		$—		£—
Contracts to sell USD for JPY		$24.3		¥2,700.0		$—		$—
Contracts to sell USD for CAD		$51.9	C$	64.0		$—	C$	—
Contracts to purchase euros with Singapore dollars	S$	—		€—	S$	55.5		€36.0
Contracts to sell euros for GBP		€—		£—		€31.0		£25.9
Contracts to sell USD for Singapore dollars		$38.9	S$	53.0		$—	S$	—
Contracts to sell euros for USD		€6.0		$7.2		€—		$—
Contracts to sell USD for EUR		$54.3		€45.0		$—		€—

Foreign exchange options and forward contracts relating to the acquisition of Bureau van Dijk

The Company entered into a foreign currency collar consisting of option contracts to economically hedge the Bureau van Dijk euro denominated purchase price (as discussed further in Note 7). These option contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. The foreign currency option contracts consisted of separate put and call options each in the aggregate notional amount of €2.7 billion. This collar was settled at the end of July 2017, in advance of the August 10, 2017 closing of the Bureau van Dijk acquisition in connection with the Company’s funding mechanics to fund the euro denominated purchase price.

The Company entered into foreign exchange forwards to hedge the Bureau van Dijk purchase price for the period from the settlement of the aforementioned foreign currency collar until the closing date on August 10, 2017. These forward contracts were not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. The foreign exchange forwards consisted of contracts to sell $2.8 billion and buy €2.4 billion as well as contracts to sell $41 million and buy £31 million.

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended September 30,		Nine months ended September 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2017	2016	2017	2016
Foreign exchange forwards	Other non-operating income (expense), net	$9.2	$(0.7)	$14.0	$(5.9)
Foreign exchange forwards relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	10.3	—	10.3	—
FX collar relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	59.6	—	100.8	—

		$79.1	$(0.7)	$125.1	$(5.9)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	September 30, 2017	December 31, 2016
Assets:
Derivatives designated as accounting hedges:
FX forwards on net investment in certain foreign subsidiaries	Other current assets	$—	$0.6
Cross-currency swap	Other assets	7.3	—
Interest rate swaps	Other assets	5.0	7.0

Total derivatives designated as accounting hedges		$12.3	$7.6

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	10.6	—

Total assets		$22.9	$7.6

Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swap	Other liabilities	$—	$3.8
Interest rate swaps	Other liabilities	1.0	0.8

Total derivatives designated as accounting hedges		1.0	4.6

Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	472.9	421.9
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	4.1	0.8

Total liabilities		$478.0	$427.3

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine months ended September 30, 2017
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6
Additions/adjustments	—	—	—	2,639.7	—	2,639.7	2,639.7	—	2,639.7
Foreign currency translation adjustments	10.5	—	10.5	48.3	—	48.3	58.8	—	58.8

Ending balance	$287.5	$—	$287.5	$3,446.8	$(12.2)	$3,434.6	$3,734.3	$(12.2)	$3,722.1

	Year ended December 31, 2016
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$284.4	$—	$284.4	$704.1	$(12.2)	$691.9	$988.5	$(12.2)	$976.3
Additions/adjustments	—	—	—	61.0	—	61.0	61.0	—	61.0
Goodwill derecognized upon sale of subsidiary	(3.2)	—	(3.2)	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	(4.2)	—	(4.2)	(6.3)	—	(6.3)	(10.5)	—	(10.5)

Ending balance	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6

The 2017 additions/adjustments for the MA segment in the table above relate to the acquisition of Bureau van Dijk and the structured finance data and analytics business of SCDM. The 2016 additions/adjustments for the MA segment in the table above relate to the acquisition of GGY. The 2016 goodwill derecognized for the MIS segment in the table above relates to the divestiture of ICTEAS in the fourth quarter of 2016.

Acquired intangible assets and related amortization consisted of:

	September 30,	December 31,
	2017	2016
Customer relationships	$1,325.4	$310.1
Accumulated amortization	(144.4)	(124.4)

Net customer relationships	1,181.0	185.7

Trade secrets	30.2	29.9
Accumulated amortization	(27.6)	(25.6)

Net trade secrets	2.6	4.3

Software/Product Technology	354.1	87.7
Accumulated amortization	(70.6)	(54.9)

Net software	283.5	32.8

Trade names	160.7	75.3
Accumulated amortization	(24.4)	(19.9)

Net trade names	136.3	55.4

Other (1)	57.6	43.5
Accumulated amortization	(27.9)	(25.3)

Net other	29.7	18.2

Total acquired intangible assets, net	$1,633.1	$296.4

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization expense	$18.8	$8.9	$35.9	$25.5

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2017 (after September 30)	$25.4
2018	99.8
2019	95.8
2020	93.5
2021	93.3
Thereafter	1,225.3

Total estimated future amortization	$1,633.1

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the nine months ended September 30, 2017 and 2016.

NOTE 10. FAIR VALUE

The table below presents information about items that are carried at fair value at September 30, 2017 and December 31, 2016:

		Fair Value Measurement as of September 30, 2017
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$22.9	$—	$22.9
	Money market mutual funds	18.5	18.5	—
	Fixed maturity and open ended mutual funds (b)	27.0	27.0	—

	Total	$68.4	$45.5	$22.9

Liabilities:
	Derivatives (a)	$5.1	$—	$5.1

	Total	$5.1	$—	$5.1

		Fair Value Measurement as of December 31, 2016
	Description	Balance	Level 1	Level 2
Assets:
	Derivatives (a)	$7.6	$—	$7.6
	Money market mutual funds	189.0	189.0	—
	Fixed maturity and open ended mutual funds (b)	32.6	32.6	—

	Total	$229.2	$221.6	$7.6

Liabilities:
	Derivatives (a)	$5.4	$—	$5.4

	Total	$5.4	$—	$5.4

(a)

Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as FX options, interest rate swaps and cross-currency swaps as more fully described in Note 8 to the condensed consolidated financial statements.

(b)	Consists of investments in fixed maturity mutual funds and open-ended mutual funds.

The money market mutual funds as well as the fixed maturity and open ended mutual funds in the table above are deemed to be ‘available for sale’ under ASC Topic 320 and the fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 11. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30,	December 31,
	2017	2016
Other current assets:
Prepaid taxes	$74.9	$47.0
Prepaid expenses	89.9	65.7
Other	35.7	28.1

Total other current assets	$200.5	$140.8

	September 30,	December 31,
	2017	2016
Other assets:
Investments in joint ventures	$83.4	$26.3
Deposits for real-estate leases	12.3	10.8
Indemnification assets related to acquisitions	16.8	16.5
Mutual funds and fixed deposits	27.0	32.7
Other	29.0	25.9

Total other assets	$168.5	$112.2

	September 30,	December 31,
	2017	2016
Accounts payable and accrued liabilities:
Salaries and benefits	$93.2	$89.3
Incentive compensation	180.0	151.1
Accrued settlement charge	—	863.8
Customer credits, advanced payments and advanced billings	23.6	28.4
Self-insurance reserves	9.8	11.1
Dividends	5.3	78.5
Professional service fees	45.6	40.4
Interest accrued on debt	37.5	59.2
Accounts payable	29.2	28.4
Income taxes	49.8	16.8
Restructuring	0.6	6.3
Pension and other retirement employee benefits	7.7	6.1
Accrued royalties (1)	17.3	1.8
Other	77.9	63.1

Total accounts payable and accrued liabilities	$577.5	$1,444.3

	September 30,	December 31,
	2017	2016
Other liabilities:
Pension and other retirement employee benefits	$268.3	$264.1
Deferred rent-non-current portion	104.6	98.3
Interest accrued on UTPs	48.9	34.1
Legacy and other tax matters	1.2	1.2
Other	24.3	27.5

Total other liabilities	$447.3	$425.2

(1)	Primarily relates to fees due to Bureau van Dijk’s data providers

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Nine months ended September 30, 2017	Year Ended December 31, 2016
Balance January 1,	$11.1	$19.7
Accruals (reversals), net	4.2	12.1
Payments	(5.5)	(20.7)

Balance	$9.8	$11.1

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
FX gain/(loss)	$(6.7)	$4.3	$(12.5)	$9.1
Legacy Tax benefit	—	1.6	—	1.6
Joint venture income	2.7	2.3	7.7	7.2
Other	2.6	(1.3)	2.3	(2.4)

Total	$(1.4)	$6.9	$(2.5)	$15.5

Purchase Price Hedge Gain:

There was a $111.1 million realized gain reflecting gains on an FX collar and foreign exchange forwards to economically hedge the euro denominated purchase price for Bureau van Dijk as more fully discussed in Note 8 to the condensed consolidated financial statements.

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

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended September 30, 2017	Nine months ended September 30, 2017	Affected line in the consolidated statement of operations

Gains on cash flow hedges
Cross-currency swap	3.5	12.1	Other non-operating income (expense), net
Interest rate contract	0.7	(0.4)	Interest expense, net

Total before income taxes	4.2	11.7
Income tax effect of items above	(1.6)	(4.9)	Provision for income taxes

Total net gains on cash flow hedges	2.6	6.8

Gains on available for sale securities:
Gains on available for sale securities	1.1	1.1	Other non-operating income (expense), net

Total gains on available for sale securities	1.1	1.1

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.3)	(4.0)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.8)	(2.4)	SG&A expense

Total before income taxes	(2.1)	(6.4)

Income tax effect of item above	0.8	2.5	Provision for income taxes

Total pension and other retirement benefits	(1.3)	(3.9)

Total net gains included in Net Income attributable to reclassifications out of AOCI	$2.4	$4.0

	Three Months Ended September 30, 2016	Nine months ended September 30, 2016	Affected line in the consolidated statement of operations
Gains on cash flow hedges
Cross-currency swap	1.3	0.9	Other non-operating income (expense), net
Income tax effect of item above	(0.4)	(0.3)	Provision for income taxes

Total net losses on cash flow hedges	0.9	0.6

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.5)	(4.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.9)	(2.7)	SG&A expense

Total before income taxes	(2.4)	(7.3)

Income tax effect of item above	0.9	2.8	Provision for income taxes

Total pension and other retirement benefits	(1.5)	(4.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.6)	$(3.9)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	September 30, 2017					September 30, 2016
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance June 30,	$(72.0)	$0.5	$(241.8)	$3.6	$(309.7)	$(79.4)	$(2.5)	$(239.4)	$4.5	$(316.8)
Other comprehensive income/(loss) before reclassifications	—	3.2	50.8	0.3	54.3	—	3.2	9.2	(1.9)	10.5
Amounts reclassified from AOCI	1.3	(2.6)	—	(1.1)	(2.4)	1.5	(0.9)	—	—	0.6

Other comprehensive income/(loss)	1.3	0.6	50.8	(0.8)	51.9	1.5	2.3	9.2	(1.9)	11.1

Balance September 30,	$(70.7)	$1.1	$(191.0)	$2.8	$(257.8)	$(77.9)	$(0.2)	$(230.2)	$2.6	$(305.7)

	Nine months ended
	September 30, 2017					September 30, 2016
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)
Other comprehensive income/(loss) before reclassifications	4.9	6.2	99.2	0.8	111.1	3.3	1.5	25.8	(0.7)	29.9
Amounts reclassified from AOCI	3.9	(6.8)	—	(1.1)	(4.0)	4.5	(0.6)	—	—	3.9

Other comprehensive income/(loss)	8.8	(0.6)	99.2	(0.3)	107.1	7.8	0.9	25.8	(0.7)	33.8

Balance September 30,	$(70.7)	$1.1	$(191.0)	$2.8	$(257.8)	$(77.9)	$(0.2)	$(230.2)	$2.6	$(305.7)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2017	2016	2017	2016
Components of net periodic expense
Service cost	$4.6	$5.0	$0.7	$0.6
Interest cost	4.7	4.5	0.2	0.3
Expected return on plan assets	(4.1)	(4.3)	—	—
Amortization of net actuarial loss from earlier periods	2.1	2.5	0.1	0.1
Amortization of net prior service costs from earlier periods	—	0.1	(0.1)	(0.1)

Net periodic expense	$7.3	$7.8	$0.9	$0.9

	Nine months ended September 30,
	Pension Plans		Other Retirement Plans
	2017	2016	2017	2016
Components of net periodic expense
Service cost	$13.8	$15.1	$1.9	$1.7
Interest cost	13.9	13.6	0.8	0.8
Expected return on plan assets	(12.4)	(12.8)	—	—
Amortization of net actuarial loss from earlier periods	6.6	7.4	0.1	0.1
Amortization of net prior service costs from earlier periods	—	0.1	(0.2)	(0.2)

Net periodic expense	$21.9	$23.4	$2.6	$2.4

The Company made a contribution of $10.4 million to its funded pension plan as well as payments of $3.5 million related to its unfunded U.S. DBPPs and $0.7 million to its U.S. other retirement plans during the nine months ended September 30, 2017. The Company anticipates making payments of $2.3 million and $0.3 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2017.

NOTE 14. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2017
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$4.1	$(1.1)	$(1.3)	$501.7
4.50% 2012 Senior Notes, due 2022	500.0	—	(2.1)	(1.8)	496.1
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.9)	(2.5)	495.6
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(0.1)	(0.3)	(1.2)	448.4
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.7)	597.6
1.75% 2015 Senior Notes, due 2027	591.1	—	—	(3.5)	587.6
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.4)	(3.4)	495.2
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.7)	299.3
2.625% 2017 Private Placement Notes, due 2023	500.0	—	(1.1)	(3.7)	495.2
3.25% 2017 Private Placement Notes, due 2028	500.0	—	(5.3)	(4.0)	490.7
2017 Term Loan Facility, due 2020	500.0	—	—	(0.8)	499.2
Commercial Paper	315.0	—	(0.2)	—	314.8

Total debt	$5,756.1	$4.0	$(10.1)	$(28.6)	$5,721.4

Current portion					(614.1)

Total long-term debt					5,107.3

	December 31, 2016
	Principal Amount	Fair Value of Interest Rate Swap (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
6.06% Series 2007-1 Notes due 2017	$300.0	$—	$—	$—	$300.0
5.50% 2010 Senior Notes, due 2020	500.0	5.5	(1.3)	(1.6)	502.6
4.50% 2012 Senior Notes, due 2022	500.0	(0.2)	(2.4)	(2.1)	495.3
4.875% 2013 Senior Notes, due 2024	500.0	—	(2.1)	(2.7)	495.2
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	0.9	(0.4)	(1.7)	448.8
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.9)	597.4
1.75% 2015 Senior Notes, due 2027	527.4	—	—	(3.7)	523.7

Total debt	$3,377.4	$6.2	$(2.9)	$(17.7)	$3,363.0

Current portion					(300.0)

Total long-term debt					$3,063.0

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes, 2012 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 8 above.

Term Loan Facility

On June 6, 2017, the Company entered into a three-year term loan facility with the capacity to borrow up to $500.0 million. On August 8, 2017, the Company borrowed $500 million under the 2017 Term Loan for which the proceeds were used to fund the acquisition of Bureau van Dijk and to pay acquisition-related fees and expenses. At the Company’s election, interest on borrowings under the 2017 Term Loan is payable at rates that are based on either (a) Alternate Base Rate (as defined in the 2017 Term Loan Facility agreement) plus an applicable rate (ranging from 0 BPS to 50 BPS per annum) or (b) the Adjusted LIBO Rate (as defined in the 2017 Term Loan Facility agreement) plus an applicable rate (ranging from 87.5 BPS to 150 BPS per annum), in each case, depending on the Company’s index debt rating, as set forth in the 2017 Term Loan agreement.

The 2017 Term Loan contains covenants that, among other things, restrict the ability of the Company to engage in mergers, consolidations, asset sales, transactions with affiliates, sale and leaseback transactions or to incur liens, with exceptions as set forth in the 2017 Term Loan Facility agreement. The 2017 Term Loan also contains a financial covenant that requires the Company to maintain a debt to EBITDA ratio of not more than: (i) 4.5 to 1.0 as of the end of each fiscal quarter ending on September 30, 2017, December 31, 2017 and March 31, 2018 and (ii) 4.0 to 1.0 as of the end of the fiscal quarter ended on June 30, 2018. The 2017 Term Loan also contains customary events of default.

Credit Facility

On June 6, 2017, the Company entered into an amendment to the 2015 Facility. Pursuant to the amendment, the applicable rate for borrowings under the 2015 Facility will range from 0 BPS to 32.5 BPS per annum for Alternate Base Rate loans (as defined in the 2015 Facility agreement) and 79.5 BPS to 132.5 BPS per annum for Eurocurrency loans (as defined in the 2015 Facility agreement). In addition, the facility fee paid by the Company now ranges from 8 BPS to 17.5 BPS on the daily amount of commitments (whether used or unused), in each case, depending on the Company’s index debt rating. The amendment also modifies, among other things, the existing financial covenant, so that, the Company’s debt to EBITDA ratio shall not exceed 4.5 to 1.0 as of the end of each fiscal quarter ending on September 30, 2017, December 31, 2017 and March 31, 2018 and shall not exceed 4.0 to 1.0 as of the end of the fiscal quarter ended on June 30, 2018.

Commercial Paper

On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2015 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of September 30, 2017, the Company has CP borrowings outstanding of $315.0 million with a weighted average maturity date at the time of issuance of 56 days. At September 30, 2017, the weighted average remaining maturity and interest rate on CP outstanding was 17 days and 1.51% respectively.

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

On June 12, 2017, the Company issued and sold through a private placement transaction, $500 million aggregate principal amount of its 2017 Private Placement Notes Due 2023 and $500 million aggregate principal amount of its 2017 Private Placement Notes Due 2028. The 2017 Private Placement Notes Due 2023 bear interest at the fixed rate of 2.625% per year and mature on January 15, 2023. The 2017 Private Placement Notes Due 2028 bear interest at the fixed rate of 3.250% per year and mature on January 15, 2028. Interest on each tranche of notes will be due semiannually on January 15 and July 15 of each year, commencing January 15, 2018. The Company entered into a registration rights agreement, dated as of June 12, 2017, with the representatives of the initial purchasers of the notes, which sets forth, among other things, the Company’s obligations to register the notes under the Securities Act, within 365 days of issuance. The net proceeds of the note offering were used to finance, in part, the acquisition of Bureau van Dijk. In addition, the Company may redeem each of the notes in whole or in part, at any time at a price equity to 100% of the principal amount being redeemed, plus accrued interest and a Make-Whole Amount.

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

At September 30, 2017, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2017, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-Year) due 2019	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes (1) due 2027	2017 Floating Rate Senior Notes due 2018	Term Loan Facility due 2020	2017 Senior Notes due 2021	2017 Private Placement Notes due 2023	2017 Private Placement Notes due 2028	Commercial Paper	Total
2017 (after September 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$315.0	$315.0
2018	—	—	—	—	—	—	300.0	—	—	—	—	—	300.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	—	500.0	—	—	—	—	1,000.0
2021	—	—	—	—	—	—	—	—	500.0	—	—	—	500.0
Thereafter	—	500.0	500.0	—	600.0	591.1	—	—	—	500.0	500.0	—	3,191.1

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$591.1	$300.0	$500.0	$500.0	$500.0	$500.0	$315.0	$5,756.1

(1)	Based on end of quarter FX rates

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income	$4.3	$2.5	$13.0	$8.2
Expense on borrowings	(48.8)	(35.6)	(139.9)	(105.6)
Expense on UTPs and other tax related liabilities	(3.9)	(2.5)	(9.4)	(7.0)
Legacy Tax	—	0.2	—	0.2
Capitalized	0.3	—	0.8	0.4

Total	$(48.1)	$(35.4)	$(135.5)	$(103.8)

The following table shows the cash paid for interest:

	Nine months ended
	September 30,
	2017	2016
Interest paid	$136.2	$129.3

The fair value and carrying value of the Company’s debt (excluding Commercial Paper) as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Series 2007-1 Notes	$—	$—	$300.0	$308.9
2010 Senior Notes	501.7	544.8	502.6	548.3
2012 Senior Notes	496.1	538.7	495.3	535.3
2013 Senior Notes	495.6	551.1	495.2	539.9
2014 Senior Notes (5-Year)	448.4	455.8	448.8	456.2
2014 Senior Notes (30-Year)	597.6	701.8	597.4	661.5
2015 Senior Notes	587.6	607.9	523.7	534.8
2017 Senior Notes (5-Year)	495.2	503.2	—	—
2017 Floating Rate Senior Notes	299.3	300.5	—	—
2.65% 2017 Private Placement Notes, due 2023	495.2	496.8	—	—
3.25% 2017 Private Placement Notes, due 2028	490.7	496.0	—	—
2017 Term Loan Facility, due 2020	499.2	499.2	—	—

Total	$5,406.6	$5,695.8	$3,363.0	$3,584.9

The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 15. CONTINGENCIES

Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations and inquiries, and claims and litigation that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. The Company periodically receives and responds to subpoenas and other inquiries which may relate to Moody’s activities or to activities of others that may result in claims and litigation, proceedings or investigations by private litigants or governmental, regulatory or legislative authorities. Moody’s also is subject to ongoing tax audits as addressed in Note 4 to the financial statements.

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

NOTE 16. SEGMENT INFORMATION

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

On August 10, 2017, a subsidiary of the Company acquired Yellow Maple I B.V., an indirect parent of Bureau van Dijk, a global provider of business intelligence and company information products. Bureau van Dijk is part of the MA reportable segment and its revenue is included in the RD&A LOB. Refer to Note 7 for further discussion on the acquisition.

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

	Three Months Ended September 30,
	2017				2016
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$723.2	$372.8	$(33.1)	$1,062.9	$637.6	$309.0	$(29.5)	$917.1
Operating, SG&A	319.2	278.3	(33.1)	564.4	272.8	235.2	(29.5)	478.5

Adjusted Operating Income	404.0	94.5	—	498.5	364.8	73.8	—	438.6

Less:
Restructuring	—	—	—	—	7.6	0.8	—	8.4
Depreciation and amortization	18.6	24.4	—	43.0	19.1	13.6	—	32.7
Acquisition-Related Expenses	—	10.1	—	10.1	—	—	—	—

Operating income	$385.4	$60.0	$—	$445.4	$338.1	$59.4	$—	$397.5

	Nine Months Ended September 30,
	2017				2016
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,131.1	$1,001.1	$(93.6)	$3,038.6	$1,836.9	$908.9	$(83.7)	$2,662.1
Operating, SG&A	898.9	761.9	(93.6)	1,567.2	830.1	698.1	(83.7)	1,444.5

Adjusted Operating Income	1,232.2	239.2	—	1,471.4	1,006.8	210.8	—	1,217.6

Less:
Restructuring	—	—	—	—	10.2	1.8	—	12.0
Depreciation and amortization	56.4	52.0	—	108.4	54.8	39.0	—	93.8
Acquisition-Related Expenses	—	16.7	—	16.7	—	—	—	—

Operating income	$1,175.8	$170.5	$—	$1,346.3	$941.8	$170.0	$—	$1,111.8

MIS and MA Revenue by Line of Business

The table below presents revenue by LOB within each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
MIS:
Corporate finance (CFG)	$350.2	$299.6	$1,058.8	$844.7
Structured finance (SFG)	128.3	104.2	347.7	306.3
Financial institutions (FIG)	102.1	95.8	316.8	280.4
Public, project and infrastructure finance (PPIF)	109.2	105.2	312.0	309.0

Total ratings revenue	689.8	604.8	2,035.3	1,740.4
MIS Other	4.4	7.5	13.8	22.6

Total external revenue	694.2	612.3	2,049.1	1,763.0

Intersegment royalty	29.0	25.3	82.0	73.9

Total	723.2	637.6	2,131.1	1,836.9

MA:
Research, data and analytics (RD&A)	218.4	167.7	574.7	500.9
Enterprise risk solutions (ERS)	112.6	101.5	305.8	288.5
Professional services (PS)	37.7	35.6	109.0	109.7

Total external revenue	368.7	304.8	989.5	899.1

Intersegment revenue	4.1	4.2	11.6	9.8

Total	372.8	309.0	1,001.1	908.9

Eliminations	(33.1)	(29.5)	(93.6)	(83.7)

Total MCO	$1,062.9	$917.1	$3,038.6	$2,662.1

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
United States	$588.4	$545.7	$1,734.0	$1,571.6
International:
EMEA	291.0	225.9	779.3	665.4
Asia-Pacific	118.6	92.5	336.0	272.0
Americas	64.9	53.0	189.3	153.1

Total International	474.5	371.4	1,304.6	1,090.5

Total	$1,062.9	$917.1	$3,038.6	$2,662.1

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

The Company intends to adopt the new revenue guidance as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record a cumulative adjustment to retained earnings at January 1, 2018 and apply the provisions of the ASU prospectively. Currently, the Company believes this ASU will have an impact on, which is not limited to: i) the accounting for certain software subscription revenue in MA whereby the license rights within the arrangement would be recognized at the inception of the contract based on estimated stand-alone selling price with the remainder recognized over the subscription period (compared to ASC 605 whereby all software subscription revenue is currently recognized over the subscription period); ii) the accounting for certain ERS and ESA revenue arrangements where VSOE is not currently available under ASC 605 would result in the acceleration of revenue recognition (compared to ASC 605 whereby revenue is currently deferred due to lack of VSOE); iii) the capitalization and related period of expense recognition for sales commissions, which are incurred in the MA segment; iv) the capitalization of software implementation project costs to fulfill a contract for its ERS and ESA businesses which will be expensed as incurred under the new standard; and v) the capitalization of work in process costs for in-progress MIS ratings at the end of each reporting period. This ASU will also require new comprehensive disclosures about contracts with customers including the significant reasonable judgments the Company has made when applying the ASU.

At September 30, 2017, the Company continues to assess and document key changes to its accounting policies relating to the adoption of the new revenue accounting standard. Additionally, the Company is assessing the impact that the standard will have on its processes and controls. Furthermore, the Company is in the process of implementing software in order to support the accounting under the new standard as well as assessing the impact that the new standard for MA multi-element arrangements, which primarily occur within the ERS and ESA revenue streams.

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

In July 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. This ASU enables entities to enhance transparency relating to risk management activities and simplifies the application of hedge accounting in certain circumstances. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those years with early adoption permitted. The Company is currently in the process of assessing the impact that this ASU will have on its financial statements.

NOTE 18. SUBSEQUENT EVENT

On October 23, 2017, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on December 12, 2017 to shareholders of record at the close of business on November 21, 2017.

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

The Company

Moody’s is a provider of (i) credit ratings, (ii) credit and economic related research, data and analytical tools, (iii) software solutions and related risk management services, (iv) quantitative credit risk measures, financial services training and certification services (v) analytical and research services and (vi) business intelligence and company information products. Moody’s has two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that primarily support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA distributes research and data developed by MIS as part of its ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. The RD&A business also produces economic research and data and analytical tools such as quantitative credit risk scores as well as business intelligence and company information products. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides analytical and research services and financial training and certification programs.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2016, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than the update below relating to the Company’s annual goodwill impairment assessment, which is performed as of July 31 of each year.

Goodwill and Other Acquired Intangible Assets

On July 31 of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment.

The Company has seven primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: RD&A, ERS, FSTC, MAKS and Bureau van Dijk. The RD&A reporting unit encompasses the distribution of investor-oriented research and data developed by MIS as part of its ratings process, in-depth research on major debt issuers, industry studies, economic research and commentary on topical events and credit analytic tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The FSTC reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training and implementation services. The MAKS reporting unit provides research and analytical services. The Bureau van Dijk reporting unit consists of the newly acquired Bureau van Dijk business, which was acquired on August 10, 2017, and primarily provides business intelligence and company information products.

The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company will record a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. At July 31, 2017, the Company performed a qualitative assessment on all reporting units except for MAKS, which resulted in no indicators of impairment of goodwill.

In January 2017 there was a management change in the MAKS business. A quantitative impairment assessment for the MAKS reporting unit was performed as of July 31, 2017 to reflect the completion of a new strategic plan for this reporting unit under new management (the Company’s annual strategic plan is completed in the third quarter of each year). This quantitative assessment resulted in no impairment of goodwill for the MAKS reporting unit at July 31, 2017.

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

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2017 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for all reporting units excluding Bureau van Dijk (July 31, 2017 for MAKS; July 31, 2016 for the remaining reporting units excluding Bureau van Dijk). Due to the close proximity of the acquisition date of Bureau van Dijk to September 30, 2017, the carrying value of the Bureau van Dijk reporting unit is deemed to be equivalent to fair value and accordingly the Bureau van Dijk reporting unit was not subject to the sensitivity analysis below.

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$50.1	$—	$—	$—	$—
RD&A	186.1	—	—	—	—
ERS	339.0	—	—	—	—
FSTC	90.9	—	—	(14.4)	(34.6)
MAKS	160.5	—	—	(2.9)	(35.6)
ICRA	240.8	—	—	—	—
Bureau van Dijk	2,654.7	N/A	N/A	N/A	N/A

Totals	$3,722.1	$—	$—	$(17.3)	$(70.2)

Methodologies and significant estimates utilized in determining the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative assessment (July 31, 2017 for MAKS and July 31, 2016 for the remaining reporting units excluding Bureau van Dijk). As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

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

•

WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 11.0% as of the date of the reporting unit’s last quantitative assessment. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the reporting unit’s last quantitative goodwill impairment assessment. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Reportable Segments

The Company is organized into two reportable segments at September 30, 2017: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets as well as serving as provider of business intelligence and company information. The MA segment consists of three lines of business – RD&A, ERS and PS. The results of operations for MA for the third quarter and nine months ended September 30, 2017 include the financial results from Bureau van Dijk which was acquired on August 10, 2017.

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

Beginning in the third quarter of 2017 in conjunction with the acquisition of Bureau van Dijk, the Company modified its definition of Adjusted Net Income and Adjusted Diluted EPS to exclude the impact of amortization of all acquisition-related intangible assets. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding this measure.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Executive Summary

•	Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 10, 2017.

•	Moody’s revenue in the three months ended September 30, 2017 totaled $1,062.9 million, an increase of $145.8 million, or 16%, compared to 2016 and reflected growth in both reportable segments.

•

MIS revenue increased 13% compared to the prior year with the most notable growth reflecting strength in U.S. investment-grade corporate debt issuance, an increase in the number of rated deals within the CLO asset class and benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by declines in refunding activity in U.S. PFG.

•

MA revenue was 21% higher than the prior year reflecting an increase in RD&A across all regions driven by approximately $30 million in revenue from the acquisition of Bureau van Dijk (net of an approximate $14 million deferred revenue adjustment required as part of acquisition accounting as further described in Note 7 to the financial statements), contributing 10 percentage points of the total growth, coupled with growth in credit research subscriptions and licensing of ratings data. The growth also reflects higher non-U.S. ERS revenue.

•

Total operating expenses excluding D&A increased $87.6 million, or 18%, compared to the third quarter of 2016 mainly due to an increase in incentive compensation costs reflecting higher projected achievement against full-year projected results compared to the prior year. Additionally, there were approximately $10 million in Acquisition-Related Expenses related to Bureau van Dijk and approximately $20 million in operating expenses from Bureau van Dijk. These increases were partially offset by an $8.4 million restructuring charge in the third quarter of 2016 which did not recur in 2017.

•	D&A increased $10.3 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

•

Operating income of $445.4 million in the third quarter of 2017 was up $47.9 million compared to 2016. Operating margin was 41.9% compared to 43.3% in the prior year. Adjusted Operating Income of $498.5 million in the third quarter of 2017 increased $59.9 million compared to 2016. Adjusted Operating Margin was 46.9% compared to 47.8% in the prior year period.

•	The increase in non-operating income (expense), net, compared to the prior year is primarily due to:

•	the $69.9 million Purchase Price Hedge Gain;

Partially offset by:

•

higher net interest expense of $12.7 million reflecting additional financing (including commercial paper) in 2017 to fund the payment of the 2016 Settlement Charge and repayment of the Series 2007-1 Notes as well as to fund the acquisition of Bureau van Dijk.

•

The ETR of 31.4% in the third quarter of 2017 was 90BPS higher than the third quarter of 2016 reflecting an increase in non-U.S. taxes and higher rate on the Purchase Price Hedge Gain, a majority of which was incurred in a high tax jurisdiction. These items were partially offset by an approximate $8 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion on the impacts of this new accounting standard), which favorably benefited the ETR by approximately 160 BPS.

•

Diluted EPS of $1.63 in the third quarter of 2017, which included: i) $0.23 from the Purchase Price Hedge Gain and; ii) $0.04 relating to Excess Tax Benefits on stock-based compensation; partially offset by: iii) $0.04 in Acquisition-Related Expenses; and $0.08 in Acquisition-Related Amortization, increased $0.32 from 2016. Excluding the Purchase Price Hedge Gain and Acquisition-Related Expenses in 2017 and Acquisition-Related Amortization in both years as well as a restructuring charge in 2016, Adjusted EPS of $1.52 in 2017 increased $0.14.

Moody’s Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
United States	$588.4	$545.7	8%
International:
EMEA	291.0	225.9	29%
Asia-Pacific	118.6	92.5	28%
Americas	64.9	53.0	22%

Total International	474.5	371.4	28%

Total	1,062.9	917.1	16%

Expenses:
Operating	317.2	253.2	(25%)
SG&A	247.2	225.3	(10%)
Restructuring	—	8.4	NM
Depreciation and amortization	43.0	32.7	(31%)
Acquisition-Related Expenses	10.1	—	NM

Total	617.5	519.6	(19%)

Operating income	$445.4	$397.5	12%

Adjusted Operating Income (1)	$498.5	$438.6	14%

Interest income (expense), net	$(48.1)	$(35.4)	(36%)
Other non-operating (expense) income, net	(1.4)	6.9	(120%)
Purchase Price Hedge Gain	69.9	—	NM

Non-operating income (expense), net	20.4	(28.5)	172%

Net income attributable to Moody’s	$317.3	$255.3	24%
Diluted weighted average shares outstanding	194.1	194.3	—
Diluted EPS attributable to Moody’s common shareholders	$1.63	$1.31	24%
Adjusted Diluted EPS(1)	$1.52	$1.38	10%
Operating margin	41.9%	43.3%
Adjusted Operating Margin(1)	46.9%	47.8%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,			% Change
	2017		2016
United States	3,566		3,417	4%
International	8,182		7,440	10%

Total	11,748	*	10,857	8%

*	Includes 874 employees from the acquisition of Bureau van Dijk

Global revenue of $1,062.9 million in the third quarter of 2017 increased $145.8 million, or 16%, compared to 2016 reflecting growth in both reportable segments.

The 13% increase in MIS revenue is primarily due to strength in U.S. investment-grade corporate debt issuance, an increase in the number of rated deals within the CLO asset class and benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by declines in refunding activity in U.S. PFG.

The 21% increase in MA reflects growth in RD&A across all regions driven by approximately $30 million in revenue from the acquisition of Bureau van Dijk (net of an approximate $14 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 7 to the financial statements), contributing 10 percentage points of the total growth, coupled with growth in credit research subscriptions and licensing of ratings data. The growth also reflects higher non-U.S. ERS revenue.

Transaction revenue accounted for 50% of global MCO revenue in both the third quarter of 2017 and 2016.

U.S. revenue of $588.4 million in the third quarter of 2017 increased $42.7 million compared to the prior year, reflecting growth in both MIS and MA.

Non-U.S. revenue of $474.5 million increased $103.1 million compared to the third quarter of 2016 reflecting growth across all regions in both reportable segments.

Operating expenses were $317.2 million in the third quarter of 2017, or 25% higher compared to 2016 primarily reflecting higher incentive compensation due to greater achievement relative to full-year targeted results compared to the prior year. The increase also reflects Bureau van Dijk expenses as well as higher salaries and employee benefit expenses primarily resulting from the impact of annual compensation increases.

SG&A expenses of $247.2 million in the third quarter of 2017 increased $21.9 million from the prior year period reflecting higher incentive compensation reflecting greater projected achievement against full-year targeted results compared to the prior year and Bureau van Dijk expenses. These increases were partially offset by the impact of cost management initiatives implemented in 2016 that have benefited 2017.

Acquisition-Related Expenses represent expenses incurred to complete and integrate the acquisition of Bureau van Dijk.

D&A increased $10.3 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Operating income of $445.4 million in the third quarter of 2017 increased $47.9 million compared to 2016, resulting in an operating margin of 41.9%, compared to 43.3% in the prior year. Adjusted Operating Income of $498.5 million in the third quarter of 2017 increased $59.9 million compared to 2016, resulting in an Adjusted Operating Margin of 46.9% compared to 47.8% in the prior year period.

Interest income (expense), net in the third quarter of 2017 was ($48.1) million, a $12.7 million increase in expense compared to 2016 reflecting $800 million in notes issued in early March 2017 to fund the payment of the 2016 Settlement Charge and repayment of the Series 2007-1 Notes. The increase in expense also reflects the following relating to the financing of the Bureau van Dijk purchase price: i) $1 billion in notes issued in mid-June 2017; ii) $500 million draw down on August 8, 2017 under the 2017 Term Loan; iii) fees on an undrawn bridge loan facility; and iv) borrowings under the Company’s Commercial Paper Program, all of which are more fully discussed in Note 14 to the condensed consolidated financial statements.

Other non-operating (expense), income net was ($1.4) million in the third quarter of 2017, an $8.3 million increase in expense compared to 2016 reflecting FX losses of approximately $7 million in 2017 compared to FX gains of approximately $4 million in the prior year.

The Purchase Price Hedge Gain reflects gains on FX collars and forward contracts executed by the Company to economically hedge the euro denominated purchase price of the Bureau van Dijk acquisition.

The ETR of 31.4% in the third quarter of 2017 was 90BPS higher than the third quarter of 2016 reflecting an increase in non-U.S. taxes and a higher rate on the Purchase Price Hedge Gain, a majority of which is incurred in a higher tax jurisdiction. These items were partially offset by an approximate $8 million benefit due to the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion on the impacts of this new accounting standard), which favorably benefited the ETR by approximately 160 BPS.

Diluted EPS of $1.63 in the third quarter of 2017, which included: i) $0.23 from the Purchase Price Hedge Gain and; ii) $0.04 relating to Excess Tax Benefits on stock-based compensation; partially offset by: iii) $0.04 in Acquisition-Related Expenses; and $0.08 in Acquisition-Related Amortization, increased $0.32 from 2016. Excluding the Purchase Price Hedge Gain and Acquisition-Related Expenses in 2017 and Acquisition-Related Amortization in both years as well as a restructuring charge in 2016, Adjusted EPS of $1.52 in 2017 increased $0.14. Refer to the section entitled “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis for the impact to Net Income relating to the aforementioned per-share amounts.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Corporate finance (CFG)	$350.2	$299.6	17%
Structured finance (SFG)	128.3	104.2	23%
Financial institutions (FIG)	102.1	95.8	7%
Public, project and infrastructure finance (PPIF)	109.2	105.2	4%

Total ratings revenue	689.8	604.8	14%

MIS Other	4.4	7.5	(41%)

Total external revenue	694.2	612.3	13%

Intersegment royalty	29.0	25.3	15%

Total	723.2	637.6	13%

Expenses:
Operating and SG&A (external)	315.1	268.6	(17%)
Operating and SG&A (intersegment)	4.1	4.2	2%

Adjusted Operating Income	404.0	364.8	11%

Restructuring	—	7.6	NM
Depreciation and amortization	18.6	19.1	3%

Operating income	$385.4	$338.1	14%

Adjusted Operating Margin	55.9%	57.2%
Operating margin	53.3%	53.0%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $694.2 million in the third quarter of 2017 increased 13% compared to 2016. The most notable growth was in the U.S. bank loan and investment-grade corporate debt sectors coupled with continued strength in U.S. CLO issuance. Additionally, the growth reflected benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with increases in high-yield corporate debt revenue in Asia-Pacific and bank loan revenue in EMEA. These increases were partially offset by lower public finance refunding rated issuance volumes in the U.S.

Transaction revenue for MIS was 65% in the third quarter of 2017 compared to 63% in the third quarter of 2016.

In the U.S., revenue was $427.7 million in the third quarter of 2017, an increase of $36.4 million compared to 2016 reflecting growth in CFG and SFG partially offset by declines in PPIF.

Non-U.S. revenue was $266.5 million in the third quarter of 2017, an increase of $45.5 million, or 21%, compared to 2016 reflecting growth in all ratings LOBs.

Global CFG revenue of $350.2 million in the third quarter of 2017 increased 17% compared to 2016 with the most notable growth in the U.S. investment-grade corporate debt and bank loan sectors. The growth in investment-grade corporate debt revenue reflects strong rated issuance volumes to fund M&A activity coupled with continued refinancing activity reflecting favorable market conditions. The growth in bank loan revenue in the U.S. primarily reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Additionally, the growth over the third quarter of 2016 reflected higher rated issuance volumes for bank loans in EMEA and high-yield corporate debt in Asia-Pacific resulting from M&A activity and increased investor demand for floating rate instruments. Transaction revenue represented 73% and 70% of total CFG revenue in the third quarter of 2017 and 2016, respectively. In the U.S., revenue was $234.0 million, $33.6 million higher than the prior year. Internationally, revenue of $116.2 million increased $17.0 million compared to the prior year.

Global SFG revenue of $128.3 million in the third quarter of 2017 increased $24.1 million, or 23%, compared to 2016, primarily due to strong growth in U.S. CLO activity resulting from an increased supply of collateral and favorable market conditions which led to asset managers refinancing obligations. The growth over the prior year also reflects higher U.S. CMBS activity compared to a weak prior year period where issuance was suppressed due to uncertainties around the impact of new risk-retention regulations on this asset class. Revenue in the U.S. of $89.3 million increased $17.9 million. Non-U.S. revenue in the third quarter of 2017 of $39.0 million increased $6.2 million primarily reflecting growth across most asset classes in EMEA. Transaction revenue was 66% of total SFG revenue in the third quarter of 2017 compared to 60% in the prior year.

Global FIG revenue of $102.1 million in the third quarter of 2017 increased 7% compared to 2016, with a majority of the growth reflecting higher banking revenue in EMEA due to a favorable mix of fee type. In the U.S., revenue was $40.5 million, $1.0 million lower compared to 2016. Internationally, revenue was $61.6 million, or $7.3 million higher compared to 2016. Transaction revenue was 40% of total FIG revenue in the third quarter of 2017 compared to 41% in the same period in 2016.

Global PPIF revenue was $109.2 million in the third quarter of 2017, an increase of $4.0 million, or 4%, compared to 2016 with strong growth internationally being partially offset by declines in the U.S. Internationally, revenue grew 53% reflecting benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with strength in infrastructure finance issuance across all regions. PPIF revenue in the U.S. of $63.8 million was down $11.8 million compared to 2016 reflecting declines in public finance revenue due to lower refunding activity. Transaction revenue was 65% and 63% of total PPIF revenue in third quarter of 2017 and 2016, respectively.

Operating and SG&A expenses in the third quarter of 2017 increased $46.5 million compared to 2016 primarily due to higher incentive compensation reflecting higher projected achievement against full-year targeted results compared to the prior year and higher salaries and employee benefits costs reflecting annual compensation increases.

Adjusted Operating Income and operating income in the third quarter of 2017, which includes intersegment royalty revenue and intersegment expenses, were $404.0 million and $385.4 million, respectively, up 11% and 14%, respectively, compared to 2016. Adjusted Operating Margin was 55.9%, or 130BPS lower than 2016 primarily due to higher incentive compensation accruals in the third quarter of 2017 reflecting MIS’s stronger than expected financial performance. Operating margin was 53.3%, or 30BPS higher compared to the third quarter of 2016 when MIS’s operating margin was suppressed by a restructuring charge.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Research, data and analytics (RD&A)	$218.4	167.7	30%
Enterprise risk solutions (ERS)	112.6	101.5	11%
Professional services (PS)	37.7	35.6	6%

Total external revenue	368.7	304.8	21%

Intersegment revenue	4.1	4.2	(2%)

Total MA Revenue	372.8	309.0	21%

Expenses:
Operating and SG&A (external)	249.3	209.9	(19%)
Operating and SG&A (intersegment)	29.0	25.3	(15%)

Adjusted Operating Income	94.5	73.8	28%

Restructuring	—	0.8	NM
Acquisition-Related Expenses	10.1	—	NM
Depreciation and amortization	24.4	13.6	(79%)

Operating income	$60.0	$59.4	1%

Adjusted Operating Margin	25.3%	23.9%
Operating margin	16.1%	19.2%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $63.9 million, or 21%, compared to the third quarter of 2016 reflecting growth across all LOBs and which includes approximately $30 million in revenue, or 10 percentage points of the overall increase, from the Bureau van Dijk acquisition. Recurring revenue comprised 79% and 76% of total MA revenue in the third quarter of 2017 and 2016, respectively.

In the U.S., revenue of $160.7 million in the third quarter of 2017 increased $6.3 million, and primarily reflected growth in RD&A.

Non-U.S. revenue of $208.0 million in the third quarter of 2017 was $57.6 million higher than in 2016 reflecting growth in RD&A (which includes approximately $27 million in non-U.S. revenue from Bureau van Dijk) and ERS.

Global RD&A revenue of $218.4 million, which comprised 59% of total external MA revenue in the third quarter of 2017 and 55% of total external MA revenue in the third quarter of 2016, increased $50.7 million, or 30%, over the prior year period. This growth included approximately $30 million from the Bureau van Dijk acquisition (net of an approximate $14 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 7 to the financial statements), which contributed 18 percentage points to the growth, as well as strong sales of credit research and licensing of ratings data and benefits from pricing increases. In the U.S., revenue of $107.5 million increased 7% over the prior year. Non-U.S. revenue of $110.9 million increased 65%.

Global ERS revenue in the third quarter of 2017 of $112.6 million increased $11.1 compared to 2016. In the U.S., revenue of $39.5 million decreased 4% compared to 2016 reflecting strong project completion in the prior year. Non-U.S. revenue of $73.1 million increased 21% compared to the prior year reflecting growth in revenue from regulatory solutions and risk and finance analytics products due to timing of project completion compared to the prior year. ERS revenue is subject to quarterly volatility due to the variable nature of project timing and concentration of software implementation and license revenue in relatively small number of engagements.

Global PS revenue of $37.7 million in the third quarter of 2017 increased $2.1 million compared to 2016 primarily reflecting increases in both the analytical and research services business and the FSTC business. In the U.S., revenue of $13.7 million increased 5%, over the prior year. Non-U.S. revenue of $24.0 million increased 6% compared to the prior year.

Operating and SG&A expenses in the third quarter of 2017 increased $39.4 million compared to 2016 primarily reflecting higher compensation costs of approximately $25 million due to Bureau van Dijk expenses and annual salary increases. Additionally, there were higher incentive compensation costs reflecting higher projected achievement against full-year projected results compared to the prior year. Furthermore, there was an approximate $14 million increase in non-compensation costs primarily due to Bureau van Dijk expenses.

Depreciation and amortization increased $10.8 million primarily due to amortization of Bureau van Dijk’s intangible assets.

Additionally, there were $10.1 million in Acquisition-Related Expenses relating to the Bureau van Dijk acquisition.

Adjusted Operating Income was $94.5 million in the third quarter of 2017 and increased $20.7 million compared to the same period in 2016. Operating income of $60.0 million in the third quarter of 2017 was flat compared to the prior year. Adjusted Operating Margin for the third quarter of 2017 was 25.3%, compared to 23.9% in 2016. Operating margin was 16.1% compared to 19.2% in the prior year with the decrease reflecting the aforementioned Acquisition-Related Expenses and amortization of Bureau van Dijk’s intangible assets. Adjusted Operating Income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Executive Summary

•	Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 10, 2017.

•	Moody’s revenue in the first nine months of 2017 totaled $3,038.6 million, an increase of $376.5 million, or 14%, compared to 2016 reflecting strong growth in both MIS and MA.

•

MIS revenue increased 16% reflecting robust activity in the leveraged finance sector in CFG as issuers took advantage of favorable market conditions to refinance obligations and fund M&A activity. The increase also reflects growth in the banking sector within FIG and growth in CLO issuance in SFG coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by lower U.S. public finance refunding volumes.

•

MA revenue was 10% higher than the prior year primarily reflecting an increase in RD&A across all regions, which was driven by growth in credit research subscriptions and licensing of ratings data as well an approximate $30 million contribution from Bureau van Dijk, which added approximately three percentage points to growth (net of an approximate $14 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 7 to the financial statements). Additionally, the growth reflects higher ERS revenue in all regions excluding EMEA.

•

Total operating expenses excluding D&A increased $127.4 million, or 9% compared to 2016. The increase is primarily due to growth in incentive compensation costs reflecting higher projected achievement against full-year projected results compared to the prior year. Additionally, the expense growth reflects $16.7 million in Acquisition-Related Expenses and approximately $20 million in Bureau van Dijk operating expenses. These increases were partially offset by lower legal costs and a restructuring charge in 2016 that did not recur in 2017.

•	D&A increased $14.6 million primarily due to amortization of intangible assets acquired as part of the acquisition of Bureau van Dijk.

•

Operating income of $1,346.3 million in the first nine months of 2017 increased $234.5 million compared to 2016 and resulted in an operating margin of 44.3% compared to 41.8% in the prior year. Adjusted Operating Income of $1,471.4 million in the first nine months of 2017 increased $253.8 million compared to 2016, resulting in an Adjusted Operating Margin of 48.4% compared to 45.7% in the prior year.

•	The increase in non-operating income (expense) net, compared to the prior year is primarily due to:

•	the $59.7 million CCXI Gain;

•	the $111.1 million Purchase Price Hedge Gain;

Partially offset by:

•

higher interest expense of $31.7 million primarily reflecting interest and fees on additional financing (including commercial paper) in 2017. The additional financing in 2017 was utilized to fund the payment of the 2016 Settlement Charge and repayment of the Series 2007-1 Notes as well as to fund the Bureau van Dijk acquisition. This additional interest expense includes approximately $11 million of financing costs incurred between the execution of the agreement to acquire Bureau van Dijk and the closing of the acquisition.

•	FX losses of approximately $13 million in the first nine months of 2017 compared to FX gains of approximately $9 million in the prior year.

•

The ETR of 29.0% in the first nine months of 2017 was 250 BPS lower than the prior year primarily due to the non-taxable CCXI Gain as well as an approximate $36 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation (refer to Note 1 to the condensed consolidated financial statements for further discussion of the impacts of this new accounting standard), which reduced the ETR by approximately 260 BPS. These items were partially offset by tax on the Purchase Price Hedge Gain, the majority of which is incurred in a higher tax jurisdiction.

•

Diluted EPS of $5.02 in the first nine months of 2017, which includes: i) a $0.31 benefit related to the CCXI Gain; ii) $0.36 relating to the Purchase Price Hedge Gain; and iii) an $0.18 benefit relating to the new accounting standard for Excess Tax Benefits; partially offset by iv) $0.08 in Acquisition-Related Expenses; v) $0.14 in Acquisition-Related Amortization; and vi) $0.03 in financing costs incurred between the execution of the agreement to acquire Bureau van Dijk and the closing of the acquisition, increased $1.47 compared to 2016. Excluding the CCXI Gain, Purchase Price Hedge Gain, and Acquisition-Related Expenses in 2017, Acquisition-Related Amortization in both 2017 and 2016 and restructuring in 2016, Adjusted Diluted EPS of $4.57 increased $0.89 compared to 2016 reflecting higher Net Income and a 1% reduction in diluted weighted average shares outstanding.

Moody’s Corporation

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
United States	$1,734.0	$1,571.6	10%

International:
EMEA	779.3	665.4	17%
Asia-Pacific	336.0	272.0	24%
Americas	189.3	153.1	24%

Total International	1,304.6	1,090.5	20%

Total	3,038.6	2,662.1	14%

Expenses:
Operating	880.4	761.3	(16%)
SG&A	686.8	683.2	(1%)
Restructuring	—	12.0	NM
Depreciation and amortization	108.4	93.8	(16%)
Acquisition-Related Expenses	16.7	—	NM

Total	1,692.3	1,550.3	(9%)

Operating income	$1,346.3	$1,111.8	21%

Adjusted Operating Income (1)	$1,471.4	$1,217.6	21%

Interest expense, net	$(135.5)	$(103.8)	(31%)
Other non-operating income (expense), net	(2.5)	15.5	NM
Purchase Price Hedge Gain	111.1	—	NM
CCXI Gain	59.7	—	NM

Non-operating income (expense), net	$32.8	$(88.3)	NM

Net income attributable to Moody’s	$975.1	$695.2	40%
Diluted weighted average shares outstanding	194.1	196.0	1%
Diluted EPS attributable to Moody’s common shareholders	$5.02	$3.55	41%
Adjusted Diluted EPS (1)	$4.57	$3.68	24%
Operating margin	44.3%	41.8%
Adjusted Operating Margin (1)	48.4%	45.7%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $3,038.6 million in the first nine months of 2017 increased $376.5 million, or 14%, compared to 2016 and reflected strong growth in both MIS and MA.

The $286.1 million increase in MIS revenue primarily reflects strong leveraged finance rated issuance volumes in CFG as issuers took advantage of favorable market conditions to refinance obligations in the first nine months of 2017. The increase also reflects growth in the banking sector within FIG and growth in CLO issuance in SFG. Additionally, the increase over prior year reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases. These increases were partially offset by lower U.S. public finance refunding volumes.

The $90.4 million growth in MA primarily reflects increases in RD&A across all regions driven by growth in credit research subscriptions and licensing of ratings data as well as the contribution from the Bureau van Dijk acquisition of approximately $30 million (net of an approximate $14 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further discussed in Note 7 to the financial statements).

Transaction revenue accounted for 51% of global MCO revenue in the first nine months of 2017 compared to 48% in the prior year.

U.S. revenue of $1,734.0 million in the first nine months of 2017 increased $162.4 million from the prior year, reflecting growth in both reportable segments.

Non-U.S. revenue of $1,304.6 million in the first nine months of 2017 increased $214.1 million compared to the prior year reflecting growth in both reportable segments.

Operating expenses were $880.4 million in the first nine months of 2017, up $119.1 million compared to 2016 primarily due to an increase in compensation costs reflecting higher incentive compensation due to greater projected achievement relative to full-year targeted results compared to the prior year. This increase also reflects higher salaries and employee benefit expenses resulting from the impact of annual compensation increases as well as Bureau van Dijk expenses.

SG&A expenses of $686.8 million in the first nine months of 2017 increased $3.6 million from the prior year period primarily due to higher incentive compensation reflecting greater projected achievement relative to full-year targeted results compared to the prior year coupled with Bureau van Dijk expenses. These increases were partially offset by the impact of cost management initiatives implemented in 2016 that have benefited 2017 as well as lower legal costs.

Acquisition-Related Expenses represent expenses incurred to complete and integrate the acquisition of Bureau van Dijk.

Operating income of $1,346.3 million increased $234.5 million from the first nine months of 2016. Adjusted Operating Income was $1,471.4 million in the first nine months of 2017, an increase of $253.8 million compared to 2016. Operating margin of 44.3% increased 250 BPS compared to the first nine months of 2016. Adjusted Operating Margin of 48.4% increased 270 BPS compared to the prior year.

D&A increased $14.6 million primarily due to amortization of intangible assets acquired as part of the acquisition of Bureau van Dijk.

Interest expense, net in the first nine months of 2017 was ($135.5) million, a $31.7 million increase in expense compared to 2016, primarily due to: i) interest on the 2017 Senior Notes and 2017 Floating Rate Senior Notes which were issued in the first quarter of 2017 to fund the payment of the 2016 Settlement Charge and repayment of the Series 2007-1 Notes; ii) interest on the 2017 Private Placement Notes Due 2023 and 2017 Private Placement Notes Due 2028 which were issued in June 2017 coupled with interest on the 2017 Term Loan drawn down in August 2017 to fund the acquisition of Bureau van Dijk; and iii) fees on the undrawn 2017 Bridge Credit Facility also related to the acquisition of Bureau van Dijk.

Other non-operating (expense) income, net was ($2.5) million in the first nine months of 2017, an $18.0 million decrease in income compared to 2016 primarily reflecting approximately $13 million in FX losses in the first nine months of 2017 compared to approximately $9 million in FX gains in the prior year.

Additionally, Moody’s recognized the $59.7 million CCXI Gain and the $111.1 million Purchase Price Hedge Gain in the first nine months of 2017.

The ETR of 29.0% in the first nine months of 2017 was 250 BPS lower than the prior year. This decrease was primarily due to the non-taxable CCXI Gain as well as an approximate $36 million benefit reflecting the adoption on a prospective basis of a new accounting standard relating to Excess Tax Benefits on stock-based compensation, which favorably impacted the ETR by approximately 260 BPS. In accordance with the new accounting standard, these Excess Tax Benefits are now recorded to the provision for income taxes, whereas in the prior year were recorded to capital surplus (refer to Note 1 to the condensed consolidated financial statements for further discussion on this new accounting standard). These items were partially offset by tax on the Purchase Price Hedge Gain, the majority of which is incurred in a higher tax jurisdiction.

Diluted EPS of $5.02 in the first nine months of 2017, which includes: i) a $0.31 benefit related to the CCXI Gain; ii) $0.36 relating to the Purchase Price Hedge Gain; and iii) an $0.18 benefit relating to the new accounting standard for Excess Tax Benefits; partially offset by iv) $0.08 in Acquisition-Related Expenses; v) $0.14 in Acquisition-Related Amortization; and vi) $0.03 in financing costs incurred between the execution of the agreement to acquire Bureau van Dijk and the closing of the acquisition, increased $1.47 compared to 2016. Excluding the CCXI Gain, Purchase Price Hedge Gain and Acquisition-Related Expenses in 2017, Acquisition-Related Amortization in both 2017 and 2016 and restructuring in 2016, Adjusted Diluted EPS of $4.57 increased $0.89 compared to 2016 reflecting higher Net Income and a 1% reduction in diluted weighted average shares outstanding. Refer to the section entitled “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis for the impact to Net Income relating to the aforementioned per-share amounts.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Corporate finance (CFG)	$1,058.8	$844.7	25%
Structured finance (SFG)	347.7	306.3	14%
Financial institutions (FIG)	316.8	280.4	13%
Public, project and infrastructure finance (PPIF)	312.0	309.0	—

Total ratings revenue	2,035.3	1,740.4	17%

MIS Other	13.8	22.6	(39%)

Total external revenue	2,049.1	1,763.0	16%

Intersegment royalty	82.0	73.9	11%

Total	2,131.1	1,836.9	16%

Expenses:
Operating and SG&A (external)	887.3	820.3	(8%)
Operating and SG&A (intersegment)	11.6	9.8	(18%)

Adjusted Operating Income	1,232.2	1,006.8	22%

Restructuring	—	10.2	NM
Depreciation and amortization	56.4	54.8	(3%)

Operating income	$1,175.8	$941.8	25%

Adjusted Operating Margin	57.8%	54.8%
Operating margin	55.2%	51.3%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,049.1 million in the first nine months of 2017 increased 16% compared to 2016 reflecting robust rated issuance volumes for bank loans and high-yield corporate debt within CFG coupled with strong growth in banking-related revenue in FIG and growth across most asset classes in SFG. Also contributing to the growth was the favorable impact of changes in the mix of fee type, new fee initiatives and pricing increases.

Transaction revenue for MIS was 65% in the first nine months of 2017 compared to 60% in the first nine months of 2016.

In the U.S., revenue was $1,262.6 million in the first nine months of 2017, an increase of $136.3 million, or 12%, compared to 2016 primarily reflecting strong growth in CFG, SFG and FIG revenue being partially offset by declines in PPIF and MIS Other revenue.

Non-U.S. revenue was $786.5 million in the first nine months of 2017, an increase of $149.8 million, or 24%, compared to 2016 reflecting growth across all LOBs excluding MIS Other.

Global CFG revenue of $1,058.8 million in the first nine months of 2017 increased $214.1 million, or 25%, compared to 2016 primarily due to strength in leveraged finance issuance in the U.S., EMEA and Asia-Pacific as issuers took advantage of favorable market conditions to refinance obligations and fund M&A activity. The growth in leveraged finance revenue also reflects benefits from a favorable issuance mix in 2017 compared to the prior year where issuance volumes included a greater number of lower-yielding jumbo deals. The increase over the prior year also reflects higher investment-grade corporate debt revenue in the U.S. reflecting continued favorable market conditions coupled with growth in EMEA which primarily resulted from elevated liquidity resulting from the ECB sponsored CSPP. Additionally, the growth compared to 2016 reflects benefits from changes in the mix of fee type, new fee initiatives and pricing increases coupled with growth in monitoring fees across all regions. Transaction revenue represented 73% and 68% of total CFG revenue in the first nine months of 2017 and 2016, respectively. In the U.S., revenue was $698.6 million, or 20% higher compared to the prior year. Internationally, revenue of $360.2 million increased 37% compared to the prior year.

Global SFG revenue of $347.7 million in the first nine months of 2017 increased $41.4 million, or 14%, compared to 2016. In the U.S., revenue of $235.9 million increased $31.6 million over 2016 primarily due to strong growth in CLO issuance reflecting an increase in bank loan supply and favorable market conditions compared to a challenging prior year period when global market volatility suppressed issuance. Non-U.S. revenue in the first nine months of 2017 of $111.8 million increased $9.8 million compared to the prior year primarily reflecting growth across most asset classes in the EMEA region. Transaction revenue was 62% of total SFG revenue in the first nine months of 2017 compared to 59% in the prior year.

Global FIG revenue of $316.8 million in the first nine months of 2017 increased $36.4 million, or 13%, compared to 2016. In the U.S., revenue was $135.0 million, up 10% compared to the first nine months of 2016 reflecting higher issuance in the banking sector and benefits from changes in the mix of fee type, new fee initiatives and price increases. Internationally, revenue was $181.8 million in the first nine months of 2017, up 15% compared to 2016 primarily due to higher banking revenue in EMEA from opportunistic issuance amidst current favorable market conditions as well as benefits from changes in the mix of fee type, new fee initiatives and pricing increases. The non-U.S. growth also reflects strength in banking revenue in the Asia-Pacific region reflecting higher cross-border issuance from Chinese banks and the non-bank financial sector. Transaction revenue was 44% of total FIG revenue in the first nine months of 2017 compared to 38% in the same period in 2016.

Global PPIF revenue was $312.0 million in the first nine months of 2017 and was flat compared to 2016 with declines in the U.S. being offset by growth internationally. In the U.S., revenue of $192.8 million in the first nine months of 2017 decreased $18.9 million compared to 2016 due to strong refunding volumes in 2016. These decreases were partially offset by growth in infrastructure finance revenue coupled with benefits from changes in the mix of fee type, new fee initiatives and pricing increases. Outside the U.S., PPIF revenue increased $21.9 million compared to 2016 reflecting strong growth in infrastructure finance revenue in the Asia-Pacific region and growth in public finance revenue in EMEA. Transaction revenue was 63% of total PPIF revenue in both first nine months of 2017 and 2016.

Operating and SG&A expenses in the first nine months of 2017 increased $67.0 million compared to 2016. Compensation expenses increased approximately $80 million primarily due to higher incentive compensation reflecting higher projected achievement against full-year targeted results compared to the prior year partially offset by continued cost control initiatives. Non-compensation expenses declined approximately $13 million reflecting lower legal fees and continued cost control initiatives.

Adjusted Operating Income and operating income in the first nine months of 2017, which includes intersegment royalty revenue and intersegment expenses, were $1,232.2 million and $1,175.8 million, respectively, and increased $225.4 million and $234.0 million, respectively, compared to 2016. Adjusted Operating Margin and operating margin were 57.8% and 55.2%, respectively, compared to 54.8% and 51.3%, in the prior year, respectively.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2017	2016
Revenue:
Research, data and analytics (RD&A)	$574.7	$500.9	15%
Enterprise risk solutions (ERS)	305.8	288.5	6%
Professional services (PS)	109.0	109.7	(1%)

Total external revenue	989.5	899.1	10%

Intersegment revenue	11.6	9.8	18%

Total MA Revenue	1,001.1	908.9	10%

Expenses:
Operating and SG&A (external)	679.9	624.2	(9%)
Operating and SG&A (intersegment)	82.0	73.9	(11%)

Adjusted Operating Income	239.2	210.8	13%

Restructuring	—	1.8	NM
Acquisition-Related Expenses	16.7	—	NM
Depreciation and amortization	52.0	39.0	(33%)

Operating income	$170.5	$170.0	—

Adjusted Operating Margin	23.9%	23.2%
Operating margin	17.0%	18.7%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $90.4 million, or 10%, compared to first nine months of 2016 and reflected growth in RD&A (which included approximately $30 million in revenue, or 3 percentage points of the growth, from the Bureau van Dijk acquisition) coupled with growth in ERS, which included revenue from the first quarter 2016 acquisition of GGY. Additionally, the growth over the prior year reflects benefits from pricing increases within MA’s recurring revenue base. Recurring revenue comprised 79% and 76% of total MA revenue in the first nine months 2017 and 2016, respectively.

In the U.S., revenue of $471.4 million in first nine months 2017 increased $26.1 million and reflected growth across all LOBs.

Non-U.S. revenue of $518.1 million in the first nine months of 2017 was $64.3 million higher than in the first nine months of 2016 reflecting growth in RD&A, which included approximately $27 million in non-U.S. Bureau van Dijk revenue, and higher ERS revenue.

Global RD&A revenue of $574.7 million, which comprised 58% of total external MA revenue in the first nine months of 2017 and 56% of total external MA revenue in the first nine months of 2016, increased $73.8 million, or 15%, over the prior year period and included approximately $30 million in revenue, or 6 percentage points of the growth, from the Bureau van Dijk acquisition (net of an approximate $14 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 7 to the financial statements). The growth also reflects upgrades in credit research subscriptions and pricing increases in licensing of ratings data, most notably in the U.S. and EMEA. In the U.S., revenue of $310.6 million increased 6% million compared to the first nine months of 2016. Non-U.S. revenue of $264.1 million increased 27%.

Global ERS revenue of $305.8 million in the first nine months of 2017 increased $17.3 million, or 6%, over the first nine months of 2016. The growth is primarily due to higher revenues from risk and finance analytics and regulatory solutions products coupled with incremental revenue from GGY, which was acquired in March 2016. Additionally, the revenue growth reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $120.1 million increased 5% compared to the prior year. Non-U.S. revenue of $185.7 million increased 6%.

Global PS revenue of $109.0 million in first nine months of 2017 decreased $0.7 million, or 1%, from 2016 reflecting lower non-U.S. revenue from analytical and research services partially offset by higher revenue from these services in the U.S. In the U.S., revenue in the first nine months of 2017 was $40.7 million, up 6% compared to 2016. International revenue was $68.3 million, down 4% compared to the first nine months of 2016.

Operating and SG&A expenses in 2017 increased $55.7 million compared to 2016. The expense growth primarily reflects an increase in compensation costs of approximately $42 million primarily due to headcount from the acquisition of GGY coupled with annual salary increases and higher incentive compensation partially offset by the impact of cost control initiatives. Additionally, there were approximately $10 million in Bureau van Dijk compensation costs. Non-compensation costs increased approximately $14 million primarily due to Bureau van Dijk expenses.

There were $16.7 million in Acquisition-Related Expenses incurred to complete and integrate the acquisition of Bureau van Dijk.

Depreciation and amortization increased $13.0 million primarily due to amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $239.2 million in the first nine months of 2017 and increased $28.4 million compared to the same period in 2016. Operating income of $170.5 million in the first nine months of 2017 was flat compared to the same period in 2016. Adjusted Operating Margin in the first nine months of 2017 was 23.9%, up 70 BPS from 2016. Operating margin was 17.0% in the first nine months of 2017, down 170 BPS from the prior year reflecting the aforementioned $16.7 million in Bureau van Dijk Acquisition-Related Expenses coupled with $10.3 million of higher D&A primarily relating to Bureau van Dijk’s intangible assets. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2017	2016
Net cash provided by operating activities	$342.7	$889.0	$(546.3)
Net cash used in investing activities	$(3,407.4)	$(2.4)	$(3,405.0)
Net cash provided by (used in) financing activities	$1,896.7	$(915.0)	$2,811.7
Free Cash Flow*	$273.3	$804.2	$(530.9)

*	Free Cash Flow is an adjusted financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Net cash flows from operating activities decreased $ $546.3 million compared to the prior year primarily due to Settlement Charge payments of $863.8 million in the first quarter of 2017 partially offset by higher deferred tax expense of approximately $154 million. Changes in working capital accounts, excluding the Settlement Charge, positively impacted cash flow from operations by approximately $55 million. These are partially offset by an increase in net income of $277.9 million of which $59.7 million is the non-cash CCXI gain and $111.1 million relates to the reclassification of the cash received (which resulted in a realized gain) for the Purchase Price Hedge to investing activities, which are presented as a cash reduction, relative to net income, in cash flow from operations.

Net cash used in investing activities

The $3,405.0 million increase in cash used in investing activities is primarily due to:

•	a $3.4 billion increase in cash paid for acquisitions compared to the prior year primarily reflecting the approximate $3.5 billion acquisition of Bureau van Dijk in the third quarter of 2017;

•	lower net maturities of short-term investments of $99.2 million;

Partially offset by:

•	cash received of $111.1 million relating to the Purchase Price Hedge.

Net cash provided by (used in) financing activities

The $2,811.7 million increase in cash provided by financing activities was attributed to:

•

proceeds of $1.5 billion from notes issued and $0.3 billion in net proceeds from commercial paper issued to fund the acquisition of Bureau van Dijk. Additionally, reflects $0.8 billion issued in the first quarter of 2017 to fund the payment of the 2016 Settlement Charge and the early repayment of the Series 2007-1 Notes;

•	treasury shares repurchased of $163.6 million in the first nine months of 2017 compared to $678.9 million in the first nine months of 2016;

partially offset by:

•	repayment of the $300 million Series 2007-1 Notes.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $ $1.1 billion at September 30, 2017 consisted of approximately $792 million located outside of the U.S. Approximately 20% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. Approximately 89% of the cash and cash equivalents and short-term investments in the Company’s non-U.S. operations are held by entities whose undistributed earnings are indefinitely reinvested in the Company’s foreign operations. Accordingly, the Company has not provided for deferred income taxes on these indefinitely reinvested earnings. A future distribution or change in assertion regarding reinvestment by the foreign subsidiaries relating to these earnings could result in additional tax liability to the Company. It is not practicable to determine the amount of the potential additional tax liability due to complexities in the tax laws and in the hypothetical calculations that would have to be made. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At September 30, 2017, Moody’s had $5.7 billion of outstanding debt and approximately $685 million of additional capacity available under the Company’s CP Program (which is backstopped by the 2015 Facility). At September 30, 2017, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2017, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ended December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-Year) due 2019	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes (1) due 2027	2017 Floating Rate Senior Notes due 2018	Term Loan Facility due 2020	2017 Senior Notes due 2021	2017 Private Placement Notes due 2023	2017 Private Placement Notes due 2028	Commercial Paper	Total
2017 (after September 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$315.0	$315.0
2018	—	—	—	—	—	—	300.0	—	—	—	—	—	300.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	—	500.0	—	—	—	—	1,000.0
2021	—	—	—	—	—	—	—	—	500.0	—	—	—	500.0
Thereafter	—	500.0	500.0	—	600.0	591.1	—	—	—	500.0	500.0	—	3,191.1

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$591.1	$300.0	$500.0	$500.0	$500.0	$500.0	$315.0	$5,756.1

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

In October 2017, the Board of Directors of the Company declared a quarterly dividend of $0.38 per share of Moody’s common stock, payable on December 12, 2017 to shareholders of record at the close of business on November 21, 2017. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $563 million at September 30, 2017. Full-year 2017 share repurchases are expected to be approximately $200 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

The Company has future cash requirements, including operating leases, as noted in the contractual obligations table below.

Off-Balance Sheet Arrangements

At September 30, 2017, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2017:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$7,323.3	$786.6	$1,785.1	$1,252.2	$3,499.4
Operating lease obligations	712.3	99.3	163.1	143.6	306.3
Capital lease obligations	0.3	0.3	—	—	—
Purchase obligations	156.9	76.9	67.5	10.4	2.1
Pension obligations(2)	153.2	16.1	43.5	24.4	69.2

Total(3)	$8,346.0	$979.2	$2,059.2	$1,430.6	$3,877.0

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 14 to the condensed consolidated financial statements.
(2)

Reflects projected benefit contributions to the Company’s funded U.S. DBPP and payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 13 to the condensed consolidated financial statements

(3)

The table above does not include the Company’s net long-term tax liabilities of $336.3 million relating to UTP and tax related reserves, since the expected cash outflow of such amounts by period cannot be reasonably estimated.

Dividends

On October 23, 2017, the Board approved the declaration of a quarterly dividend of $0.38 per share of Moody’s common stock, payable on December 12, 2017 to shareholders of record at the close of business on November 21, 2017.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization, restructuring, and Acquisition-Related Expenses. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. Acquisition-Related Expenses are excluded due to the material nature of these expenses which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition related expenses from previous acquisitions were not material. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Adjusted Operating Income also excludes restructuring charges as the frequency and magnitude of these charges may vary widely across periods and companies. Management believes that the exclusion of depreciation and amortization and Acquisition-Related Expenses, detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating income	$445.4	$397.5	$1,346.3	$1,111.8
Adjustments:
Restructuring	—	8.4	—	12.0
Depreciation and amortization	43.0	32.7	108.4	93.8
Acquisition-Related Expenses	10.1	—	16.7	—

Adjusted Operating Income	$498.5	$438.6	$1,471.4	$1,217.6

Operating margin	41.9%	43.3%	44.3%	41.8%
Adjusted Operating Margin	46.9%	47.8%	48.4%	45.7%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

Beginning in the third quarter of 2017, the Company modified this adjusted measure to exclude the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding Acquisition-Related Amortization Expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies.

In addition to excluding Acquisition-Related Amortization Expense, current and prior-year adjusted net income and adjusted diluted earnings per share results exclude the CCXI Gain, the Purchase Price Hedge Gain, Acquisition-Related Expenses and restructuring charges. The Company excludes these items to provide additional perspective on the Company’s operating results from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods. Additionally, the Acquisition-Related Expenses are excluded due to the material nature of these expenses which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-Related Expenses from previous acquisitions were not material.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount.

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Net income attributable to Moody’s common shareholders		$317.3		$255.3		$975.1		$695.2
Pre-Tax Restructuring	—		8.4		—		12.0
Tax on Restructuring	—		(2.7)		—		(3.9)

Net Restructuring		—		5.7		—		8.1
CCXI Gain		—		—		(59.7)		—
Pre-Tax Acquisition-Related Expenses	$10.1		$—		$16.7		$—
Tax on Acquisition-Related Expenses	(1.6)		—		(1.6)		—

Acquisition-Related Expenses (1)		8.5		—		15.1		—
Pre-Tax Purchase Price Hedge Gain	$(69.9)		$—		$(111.1)		$—
Tax on Purchase Price Hedge Gain	25.5		—		41.4		—

Net Purchase Price Hedge Gain		(44.4)				(69.7)		—
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$18.8		$8.9		$35.9		$25.5
Tax on Acquisition-Related Intangible Amortization Expenses	(5.0)		(2.6)		(9.9)		(7.3)

Net Acquisition-Related Intangible Amortization Expenses		13.8		6.3		26.0		18.2

Adjusted Net Income		$295.2		$267.3		$886.8		$721.5

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Earnings per share attributable to Moody’s common shareholders		$1.63		$1.31		$5.02		$3.55
Pre-Tax Restructuring	—		$0.04		—		$0.06
Tax on Restructuring	—		(0.01)		—		(0.02)

Net Restructuring		—		0.03		—		0.04
CCXI Gain		—		—		(0.31)		—
Pre-Tax Acquisition-Related Expenses	$0.05		$—		$0.09		$—
Tax on Acquisition-Related Expenses	(0.01)		—		(0.01)		—

Acquisition-Related Expenses (1)		0.04		—		0.08		—
Pre-Tax Purchase Price Hedge Gain	$(0.36)		$—		$(0.57)		$—
Tax on Purchase Price Hedge Gain	0.13		—		0.21		—

Net Purchase Price Hedge Gain		(0.23)		—		(0.36)		—
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.10		$0.05		$0.18		$0.13
Tax on Acquisition-Related Intangible Amortization Expenses	(0.02)		(0.01)		(0.04)		(0.04)

Net Acquisition-Related Intangible Amortization Expenses		0.08		0.04		0.14		0.09

Adjusted Diluted EPS		$1.52		$1.38		$4.57		$3.68

(1)	Certain of these Acquisition-Related Expenses are not deductible for tax

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

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$342.7	$889.0
Capital additions	(69.4)	(84.8)

Free cash flow	$273.3	$804.2

Net cash used in investing activities	$(3,407.4)	$(2.4)
Net cash provided by (used in) financing activities	$1,896.7	$(915.0)

Recently Issued Accounting Standards

Refer to Note 17 to the condensed consolidated financial statements located in Part I on this Form 10-Q for information relating to recently issued accounting pronouncements.

As noted in further detail in Note 17 of the condensed consolidated financial statements, the Company intends to adopt the new revenue standard as of January 1, 2018 using the modified retrospective transition method. Under this adoption method, the Company will record a cumulative non-cash adjustment to retained earnings at January 1, 2018 and apply the provisions of the ASU prospectively. The table below reflects the range of anticipated impacts to January 1, 2018 retained earnings for each type of adjustment required under the new revenue standard based on the Company’s assessment and best estimates to date.

Adjustment	Range of expected benefit to / (reduction of) January 1, 2018 Retained Earnings
Recognition of MA deferred revenue(1)	$50-75 million
Increase to capitalized MA sales commissions(2)	$60-80 million
Net impact of all other adjustments	Approximately $2 million
Net increase in tax liability on the above	($38-53 million)
Total anticipated post-tax adjustment	$74-$104 million

(1)

Represents anticipated deferred revenue as of December 31, 2017 that would have been recognized as revenue in 2017 or earlier if the new standard was then in effect. The actual amount of the deferred revenue adjustment will be heavily dependent upon the status of contracts in-process primarily within the ERS and ESA LOBs as of the date of adoption, including the volume and impact of new sales contracts realized during the fourth quarter of 2017.

(2)	The actual impact to capitalized MA sales commissions will be dependent on the volume of sales during the fourth quarter of 2017.

Note that the above range of expected impacts from adopting the new revenue standard pertains solely to the impact to retained earnings as of January 1, 2018 on the Company’s consolidated balance sheet, and is not indicative of the impact the new ASU is expected to have on the Company’s consolidated statement of operations post-adoption. The impact that the provisions of the new ASU will have on the consolidated statement of operations subsequent to adoption will depend heavily on the volume and impact of new sales contracts realized in future periods, particularly in the ERS and ESA space. The Company does not have any material software implementation arrangements with terms longer than two years, and therefore the impact to the consolidated statement of operations under the provisions of the new standard will be dependent on each future period’s sales activity. Generally, however, the Company does not anticipate that applying the provisions of the new standard will have a material impact to its 2018 consolidated Net Income. However, there could be quarterly fluctuations in financial results or there could be increases or decreases in revenues and expenses which would largely offset and not be material at a total Company level for the full year. Furthermore, as part of the disclosure requirements in the first year of adoption there will be disclosures of the Company’s consolidated statement of operations for 2018 as if the new revenue standard was not adopted and the Company continued to account for revenue and related transactions under the existing standards. Importantly, the application of this new guidance has no effect on the cash the Company expects to receive nor on the economics of the business, but rather affects the timing of revenue and expense recognition with the expectation that revenue recognition will more closely align with cash received.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the section entitled “Contingencies” under Item 2. “MD&A”, commencing on page 47 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, world-wide credit market disruptions or an economic slowdown, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s referendum vote whereby the U.K. citizens voted to withdraw from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting world-wide credit markets, international trade and economic policy; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. Other factors, risks and uncertainties relating to our acquisition of Bureau van Dijk could cause our actual results to differ, perhaps materially, from those indicated by these forward-looking statements, including risks relating to the integration of Bureau van Dijk’s operations, products and employees into Moody’s and the possibility that anticipated synergies and other benefits of the acquisition will not be realized in the amounts anticipated or will not be realized within the expected timeframe; risks that the acquisition could have an adverse effect on the business of Bureau van Dijk or its prospects, including, without limitation, on relationships with vendors, suppliers or customers; claims made, from time to time, by vendors, suppliers or customers; changes in the European or global marketplaces that have an adverse effect on the business of Bureau van Dijk; and other factors, risks and uncertainties relating to the transaction as set forth under the caption “‘Safe Harbor’ Statement under the Private Securities Litigation Reform Act of 1995 ” in Moody’s report on Form 8-K filed on May 15, 2017, which are incorporated by reference herein. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2016, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2017

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	58,672	$124.34	56,761	$585.2 million
August 1 - 31	88,476	$130.56	88,058	$573.7 million
September 1 - 30	78,476	$135.67	77,369	$563.2 million

Total	225,624	$130.75	222,188

(1)	Includes surrender to the Company of 1,911, 418 and 1,107 shares of common stock in July, August and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the third quarter of 2017, Moody’s issued 0.3 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of Moody’s Corporation, dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101	XBRL

.DEF*	XBRL Definitions Linkbase Document

.INS*	XBRL Instance Document

.SCH*	XBRL Taxonomy Extension Schema Document

.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/ S / LINDA S. HUBER
Linda S. Huber
Executive Vice President and Chief Financial Officer (principal financial officer)
Date: November 8, 2017

	By:	/ S / MICHAEL CRIMMINS
Michael Crimmins
Senior Vice President and Corporate Controller (principal accounting officer)