Form 10-Q
period 2018-03-31
MOODYS CORP /DE/
filed 2018-05-01
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2018
Common Stock, par value $0.01 per share	191.9 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-8

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2018 and 2017	9
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2018 and 2017	10
	Consolidated Balance Sheets (Unaudited) at March 31, 2018 and December 31, 2017	11
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2018 and 2017	12
	Notes to Condensed Consolidated Financial Statements (Unaudited)	13-48
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	49
	Critical Accounting Estimates	49
	Reportable Segments	50-51
	Results of Operations	51-57
	Liquidity and Capital Resources	57-62
	Recently Issued Accounting Standards	62
	Contingencies	62
	Regulation	62-63
	Forward-Looking Statements	63-64
Item 4.	Controls and Procedures	64-65

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 5.	Other Information	66
Item 6.	Exhibits	67

SIGNATURES
Exhibits Filed Herewith
12	Statement of Computation of Ratios of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ (deficit) equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASC 605	The U.S. GAAP authoritative guidance for revenue accounting prior to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).

Asia-Pacific	Represents countries in Asia including but not limited to: Australia, China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V., a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk.

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

Term	Definition

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 from the date of issue and which is backstopped by the 2015 Facility

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

D&A	Depreciation and amortization

DBPPs	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

Term	Definition

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; part of the PS LOB and a reporting unit within the MA reportable segment; consists of on-line and classroom-based training services and CSI Global Education, Inc.

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics, a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Term	Definition

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes and 2017 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New Revenue Accounting Standard	Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer.

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and FSTC that provides research and analytical services as well as financial training and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that distributes research and data developed by MIS as part of the ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. Also, produces economic research and data and analytical tools such as quantitative credit risk scores as well as well as business intelligence and company information products.

Term	Definition

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTBs	Unrecognized tax benefits

UTPs	Uncertain tax positions

Term	Definition

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Indenture	Collectively the supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Notes due 2023 and 2028, and the supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Notes Due 2023 and 2028

2017 Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Notes Due 2028	Principal amount $500 million, 3.250% senior unsecured notes due January 15, 2028

2017 Senior Notes	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2017 Term Loan	$500 million, three-year term loan facility entered into on June 6, 2017 for which the Company drew down $500 million on August 8, 2017 to fund the acquisition of Bureau van Dijk

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$1,126.7	$975.2

Expenses
Operating	314.9	275.3
Selling, general and administrative	271.1	220.7
Depreciation and amortization	49.1	32.5
Acquisition-Related Expenses	0.8	—

Total expenses	635.9	528.5

Operating income	490.8	446.7

Non-operating (expense) income, net
Interest expense, net	(50.7)	(47.4)
Other non-operating income (expense), net	1.0	(7.7)
CCXI Gain	—	59.7

Total non-operating (expense) income, net	(49.7)	4.6

Income before provision for income taxes	441.1	451.3
Provision for income taxes	64.3	105.4

Net income	376.8	345.9
Less: Net income attributable to noncontrolling interests	3.9	0.3

Net income attributable to Moody’s	$372.9	$345.6

Earnings per share
Basic	$1.95	$1.81

Diluted	$1.92	$1.78

Weighted average shares outstanding
Basic	191.4	191.1

Diluted	194.5	194.3

Dividends declared per share attributable to Moody’s common shareholders	$0.44	$—

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2018			2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$376.8			$345.9

Other Comprehensive Income:
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$121.6	$3.6	125.2	$14.4	$(2.3)	12.1
Cash Flow Hedges:
Net realized and unrealized (loss) gain on cash flow hedges	1.9	(0.4)	1.5	(0.3)	0.1	(0.2)
Reclassification of gains included in net income	(0.1)		(0.1)	(1.4)	0.5	(0.9)
Available for sale securities:
Net unrealized gains on available for sale securities	—	—	—	0.5	—	0.5
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.4	(0.4)	1.0	2.4	(0.9)	1.5

Total Other Comprehensive Income	$124.8	$2.8	127.6	$15.6	$(2.6)	13.0

Comprehensive Income			504.4			358.9
Less: comprehensive income attributable to noncontrolling interests			8.9			5.7

Comprehensive Income Attributable to Moody’s			$495.5			$353.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,277.3	$1,071.5
Short-term investments	100.5	111.8
Accounts receivable, net of allowances of $36.0 in 2018 and $36.6 in 2017	1,207.4	1,147.2
Other current assets	233.6	250.1

Total current assets	2,818.8	2,580.6
Property and equipment, net of accumulated depreciation of $731.8 in 2018 and $706.6 in 2017	321.6	325.1
Goodwill	3,831.5	3,753.2
Intangible assets, net	1,641.6	1,631.6
Deferred tax assets, net	142.5	143.8
Other assets	258.0	159.9

Total assets	$9,014.0	$8,594.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$532.6	$750.3
Commercial paper	89.9	129.9
Current portion of long-term debt	299.7	299.5
Deferred revenue	998.7	883.6

Total current liabilities	1,920.9	2,063.3
Non-current portion of deferred revenue	127.8	140.0
Long-term debt	5,118.0	5,111.1
Deferred tax liabilities, net	382.2	341.6
Unrecognized tax benefits	490.9	389.1
Other liabilities	554.2	664.0

Total liabilities	8,594.0	8,709.1

Contingencies (Note 16)	—	—
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2018 and December 31, 2017, respectively.	3.4	3.4
Capital surplus	506.6	528.6
Retained earnings	7,913.0	7,465.4
Treasury stock, at cost; 150,981,594 and 151,932,157 shares of common stock at March 31, 2018 and December 31, 2017, respectively	(8,171.4)	(8,152.9)
Accumulated other comprehensive loss	(51.9)	(172.2)

Total Moody’s shareholders’ equity (deficit)	199.7	(327.7)
Noncontrolling interests	220.3	212.8

Total shareholders’ equity (deficit)	420.0	(114.9)

Total liabilities, noncontrolling interests and shareholders’ equity (deficit)	$9,014.0	$8,594.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$376.8	$345.9
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49.1	32.5
Stock-based compensation	35.1	28.4
CCXI Gain	—	(59.7)
Deferred income taxes	(4.2)	185.0
Changes in assets and liabilities:
Accounts receivable	(29.9)	(61.9)
Other current assets	47.8	(128.3)
Other assets	(14.5)	(3.2)
Accounts payable and accrued liabilities	(224.2)	(988.6)
Deferred revenue	167.7	125.9
Unrecognized tax benefits and other non-current tax liabilities	(17.9)	0.9
Other liabilities	5.7	10.7

Net cash provided by (used in) operating activities	391.5	(512.4)

Cash flows from investing activities
Capital additions	(15.0)	(18.7)
Purchases of investments	(50.3)	(34.5)
Sales and maturities of investments	41.1	76.8
Cash paid for acquisitions, net of cash acquired and equity investments	—	(5.0)
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	5.7	—

Net cash (used in) provided by investing activities	(18.5)	18.6

Cash flows from financing activities
Issuance of notes	—	798.5
Repayment of notes	—	(300.0)
Issuance of commercial paper	219.6	653.7
Repayment of commercial paper	(259.6)	(440.4)
Proceeds from stock-based compensation plans	28.5	22.1
Repurchase of shares related to stock-based compensation	(42.0)	(47.5)
Treasury shares	(43.4)	(55.0)
Dividends	(84.1)	(72.6)
Dividends to noncontrolling interests	(1.1)	(0.2)
Debt issuance costs and related fees	(0.2)	(4.9)

Net cash (used in) provided by financing activities	(182.3)	553.7

Effect of exchange rate changes on cash and cash equivalents	15.1	18.2

Increase in cash and cash equivalents	205.8	78.1
Cash and cash equivalents, beginning of period	1,071.5	2,051.5

Cash and cash equivalents, end of period	$1,277.3	$2,129.6

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

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2017 annual report on Form 10-K filed with the SEC on February 27, 2018. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” using the modified retrospective approach which Moody’s has elected to apply only to those contracts which were not completed as of January 1, 2018. Additionally, the Company has not retrospectively restated contract positions for contract modifications made prior to the adoption. ASU No. 2014-09 also includes updates related to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer (“ASC Subtopic 340-40”). Hereunder, discussion of the provisions of ASC Topic 606 and ASC Subtopic 340-40 are both individually and collectively referred to as the “New Revenue Accounting Standard.” Results for reporting periods beginning on January 1, 2018 are presented under the guidance set forth in the New Revenue Accounting Standard, while prior period amounts have not been adjusted and continue to be reported in accordance with the previous accounting guidance.

The most significant impacts to the Company’s financial statements from adopting the New Revenue Accounting Standard are primarily related to: i) the accounting for certain installed software subscription revenue in MA whereby the license rights within the arrangement are recognized at the inception of the contract based on SSP with the remainder recognized over the subscription period (compared to ASC Topic 605 whereby all installed software subscription revenue was previously recognized over the subscription period); ii) the accounting for certain ERS and ESA revenue arrangements where VSOE was not available under ASC Topic 605 now results in the acceleration of revenue recognition (compared to ASC Topic 605 whereby revenue was deferred due to lack of VSOE until all elements without VSOE had been delivered); iii) sales commissions incurred in the MA segment will be capitalized and amortized over an extended period which is generally based upon the average economic life of products / services sold and incorporates anticipated subscription renewals (compared to previous accounting guidance whereby capitalized sales commissions were amortized over the committed subscription period only); iv) the immediate expensing of software implementation project costs to fulfill a contract for its ERS and ESA businesses which under previous accounting guidance were capitalized and expensed when related project revenue was recognized; v) the capitalization of work-in-process costs for in-progress MIS ratings at the end of each reporting period which under ASC Topic 605 were expensed as incurred; vi) the timing of when revenue for certain MIS ratings products is recognized; and vii) the estimation of variable consideration at contract inception whereas under ASC Topic 605 companies were not required to consider the amount of consideration for which it expected to be entitled.

The Company does not anticipate that applying the provisions of the New Revenue Accounting Standard will have a material impact to its 2018 consolidated Net Income. However, there could be quarterly fluctuations in the financial results of both MIS and MA, or there could be increases or decreases in revenues and expenses which would largely offset and not be material to total consolidated Net Income for the full year.

The table below provides detail relating to the adjustment to the Company’s retained earnings balance upon adoption of the New Revenue Accounting Standard:

Transition adjustment	Benefit to / (reduction of) January 1, 2018 Retained Earnings	Corresponding Balance Sheet Line Item
Recognition of MA deferred revenue / increase in MA unbilled receivables (1)	$108 million	Deferred revenue, Non-current portion of deferred revenue, Accounts receivable, Other assets
Increase to capitalized MA sales commissions (2)	$78 million	Other current assets, Other assets, Accounts payable and accrued liabilities
Capitalization of work-in-process for in-progress ratings	$9 million	Other current assets
Net impact of all other adjustments	$4 million	Various
Net increase in tax liability on the above	($43 million)	Deferred tax liabilities, net

Total post-tax adjustment	$156 million

(1)

Represents deferred revenue as of December 31, 2017 as well as amounts then unbilled that would have been recognized as revenue in 2017 or earlier if the New Revenue Standard was then in effect. These amounts will not be recognized as revenue in future statements of operations. Conversely, revenue will be recorded to the Company’s statement of operations in 2018 under the New Revenue Accounting Standard, which otherwise would have been recognized in periods subsequent to 2018 if accounted for under ASC Topic 605.

(2)

Represents sales commissions that would have been capitalized as of December 31, 2017 if the New Revenue Accounting Standard was then in effect, but had previously been expensed by the Company under the previous accounting guidance. These sales commissions, as well as sales commissions incurred in 2018 related to new sales and renewals, will be amortized to expense in the statements of operations beginning in 2018 over an extended period generally based upon the average economic life of the products sold or over the period in which implementation and advisory services will be provided.

The table below presents the cumulative effect of the changes made to the Company’s consolidated balance sheet at January 1, 2018 for the adoption of the New Revenue Accounting Standard:

	As reported December 31, 2017	Adjustment Due to New Revenue Accounting Standard	Balance at January 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,071.5	$—	$1,071.5
Short-term investments	111.8	—	111.8
Accounts receivable, net of allowances	1,147.2	16.8	1,164.0
Other current assets	250.1	32.9	283.0

Total current assets	2,580.6	49.7	2,630.3
Property and equipment, net	325.1	—	325.1
Goodwill	3,753.2	—	3,753.2
Intangible assets, net	1,631.6	—	1,631.6
Deferred tax assets, net	143.8	—	143.8
Other assets	159.9	71.3	231.2

Total assets	8,594.2	121.0	8,715.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	750.3	(0.8)	749.5
Commercial paper	129.9	—	129.9
Current portion of long-term debt	299.5	—	299.5
Deferred revenue	883.6	(69.3)	814.3

Total current liabilities	2,063.3	(70.1)	1,993.2
Non-current portion of deferred revenue	140.0	(8.0)	132.0
Long-term debt	5,111.1	—	5,111.1
Deferred tax liabilities, net	341.6	42.7	384.3
Unrecognized tax benefits	389.1	—	389.1
Other liabilities	664.0	0.3	664.3

Total liabilities	8,709.1	(35.1)	8,674.0

Shareholders’ (deficit)/equity:
Common stock	3.4	—	3.4
Capital surplus	528.6	—	528.6
Retained earnings	7,465.4	156.1	7,621.5
Treasury stock	(8,152.9)	—	(8,152.9)
Accumulated other comprehensive loss	(172.2)	—	(172.2)

Total Moody’s shareholders’ (deficit) equity	(327.7)	156.1	(171.6)
Noncontrolling interests	212.8	—	212.8

Total shareholders’ (deficit) equity	(114.9)	156.1	41.2

Total liabilities, noncontrolling interests and shareholders’ (deficit) equity	$8,594.2	$121.0	$8,715.2

The below table presents the impacts on the Company’s statement of operations for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	For the Three Months Ended March 31, 2018
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)
Revenue	$1,126.7	$1,126.4	$0.3

Expenses
Operating	314.9	315.5	(0.6)
Selling, general and administrative	271.1	271.5	(0.4)
Depreciation and amortization	49.1	49.1	—
Acquisition-related expenses	0.8	0.8	—

Total expenses	635.9	636.9	(1.0)

Operating income	490.8	489.5	1.3

Non-operating (expense) income, net
Interest expense, net	(50.7)	(50.7)	—
Other non-operating income (expense), net	1.0	1.0	—

Total non-operating (expense) income, net	(49.7)	(49.7)	—

Income before provision for income taxes	441.1	439.8	1.3
Provision for income taxes	64.3	63.5	0.8

Net income	376.8	376.3	0.5
Less: Net income attributable to noncontrolling interests	3.9	3.9	—

Net income attributable to Moody’s	$372.9	$372.4	$0.5

Earnings per share
Basic	$1.95	$1.95	$—

Diluted	$1.92	$1.91	$0.01

Weighted average shares outstanding
Basic	191.4	191.4

Diluted	194.5	194.5

The below table presents the impacts on the Company’s consolidated balance sheet at the end of the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	As Reported March 31, 2018	Under previous accounting guidance March 31, 2018	Effect of Change Higher/(Lower)
ASSETS
Current assets:
Cash and cash equivalents	$1,277.3	$1,277.3	$—
Short-term investments	100.5	100.5	—
Accounts receivable, net of allowances	1,207.4	1,183.0	24.4
Other current assets	233.6	212.4	21.2

Total current assets:	2,818.8	2,773.2	45.6
Property and equipment, net	321.6	321.6	—
Goodwill	3,831.5	3,831.5	—
Intangible assets, net	1,641.6	1,641.6	—
Deferred tax assets, net	142.5	142.6	(0.1)
Other assets	258.0	182.8	75.2

Total assets	$9,014.0	$8,893.3	$120.7

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$532.6	$532.5	$0.1
Commercial paper	89.9	89.9	—
Current portion of long-term debt	299.7	299.7	—
Deferred revenue	998.7	1,065.6	(66.9)

Total current liabilities	1,920.9	1,987.7	(66.8)
Non-current portion of deferred revenue	127.8	135.0	(7.2)
Long-term debt	5,118.0	5,118.0	—
Deferred tax liabilities, net	382.2	348.7	33.5
Unrecognized tax benefits	490.9	490.9	—
Other liabilities	554.2	553.9	0.3

Total liabilities	8,594.0	8,634.2	(40.2)

Shareholders’ equity:
Common stock	3.4	3.4	—
Capital surplus	506.6	506.6	—
Retained earnings	7,913.0	7,752.1	160.9
Treasury stock	(8,171.4)	(8,171.4)	—
Accumulated other comprehensive loss	(51.9)	(51.9)	—

Total Moody’s shareholders’ equity	199.7	38.8	160.9
Noncontrolling interests	220.3	220.3	—

Total shareholders’ equity	420.0	259.1	160.9

Total liabilities, noncontrolling interests and shareholders’ equity	$9,014.0	$8,893.3	$120.7

The below table presents the impacts on various line items within the operating cash flow within the Company’s statement of cash flows for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change.

	For the Three Months Ended March 31, 2018
	As Reported	Under previous accounting guidance	Effect of Change
Cash flows from operating activities
Net income	$376.8	$376.3	$0.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49.1	49.1	—
Stock-based compensation	35.1	35.1	—
Deferred income taxes	(4.2)	4.0	(8.2)
Changes in assets and liabilities:
Accounts receivable	(29.9)	(22.3)	(7.6)
Other current assets	47.8	36.1	11.7
Other assets	(14.5)	(10.6)	(3.9)
Accounts payable and accrued liabilities	(224.2)	(229.4)	5.2
Deferred revenue	167.7	164.5	3.2
Unrecognized tax benefits and other non-current tax liabilities	(17.9)	(17.9)	—
Other liabilities	5.7	6.6	(0.9)

Net cash provided by operating activities	$391.5	$391.5	$—

The New Revenue Accounting Standard did not have any impact on individual line items within investing or financing cash flows in the Company’s consolidated statement of cash flows. In 2018, the adoption of the New Revenue Accounting Standard will likely result in higher cash taxes as the cumulative catch-up adjustment to retained earnings is taxable and there is expected to be acceleration of revenue recognition under the New Revenue Accounting Standard.

On January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As required by this ASU, the components of net periodic pension costs were disaggregated in the statement of operations on a retrospective basis. The Company has continued to reflect the service cost component in either Operating or SG&A expenses in Moody’s statement of operations. The other components of net benefit cost are presented within non-operating (expense) income, net, within the statement of operations. The adoption of this ASU has no impact on Net Income in the Company’s statements of operations. The impact to the Company’s statements of operations for the three months ended March 31, 2018 and March 31, 2017 related to the adoption of this ASU are set forth in the table below:

	For the Three Months Ended March 31, 2018			For the Three Months Ended March 31, 2017
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)	As Adjusted	Under previous accounting guidance	Effect of Change Higher/(Lower)
Operating expenses	$314.9	$316.3	$(1.4)	$275.3	$277.4	$(2.1)
Selling, general and administrative expenses	271.1	272.0	(0.9)	220.7	221.9	(1.2)
Operating income	490.8	488.5	2.3	446.7	443.4	3.3
Interest expense, net	(50.7)	(46.0)	4.7	(47.4)	(42.4)	5.0
Other non-operating income (expense), net	1.0	(1.4)	2.4	(7.7)	(9.4)	(1.7)

On January 1, 2018, the Company adopted ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. Upon adoption, the Company recorded a $2.3 million cumulative adjustment to reclassify net unrealized gains on investments in equity securities previously classified as available-for-sale under the previous guidance from AOCI to retained earnings. Beginning in the first quarter of 2018, the Company will measure equity investments with readily determinable fair values (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. The adoption of this ASU did not have material impact on the Company’s financial statements for the three months ended March 31, 2018.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted the New Revenue Accounting Standard on January 1, 2018 using the modified retrospective transition method. Below are the Company’s revised accounting policies reflecting the provisions of the New Revenue Accounting Standard and ASU 2016-01 (as codified under ASC Topic 321) as further discussed in Note 1. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2017 remain unchanged. Also refer to Note 3 of the condensed consolidated financial statements for certain quantitative disclosures relating to the Company’s revenue from contracts with customers.

Revenue Recognition and Costs to Obtain or Fulfill a Contract with a Customer

Revenue recognition:

Revenue is recognized when control of promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

When contracts with customers contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to each distinct performance obligation on a relative SSP basis. The Company determines the SSP by using the price charged for a deliverable when sold separately or uses management’s best estimate of SSP for goods or services not sold separately based on the maximum number of observable data points, including: internal factors relevant to its pricing practices such as costs and margin objectives; standalone sales prices of similar products; percentage of the fee charged for a primary product or service relative to a related product or service; and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends.

Sales, usage-based, value added and other taxes are excluded from revenues.

MIS Revenue

In the MIS segment, revenue arrangements are generally comprised of two distinct performance obligations, an initial rating and the related monitoring service. Revenue attributed to initial ratings of issued securities is generally recognized when the rating is delivered to the issuer. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of certain structured finance products, primarily CMBS, issuers can elect to pay all of the annual monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities.

MIS arrangements generally have standard contractual terms for which the stated payments are due at conclusion of the ratings process for initial ratings and either upfront or in arrears for monitoring services; and are signed by customers either on a per issue basis or at the beginning of the relationship with the customer. However, customer fee arrangements may be adjusted for which the Company accounts for as variable consideration at inception, which is constrained based on the Company’s assessment of the realization of the adjustment amount.

The Company allocates the transaction price within arrangements that include both the initial rating and the related monitoring service based upon the relative SSP of each service. The Company generally uses management’s best estimate based on observable pricing points in determining SSP for its initial ratings as the Company rarely provides initial ratings separately without providing related monitoring services. The SSP for monitoring fees in these arrangements are generally based upon directly observable selling prices where the monitoring service is sold separately.

MA Revenue

In the MA segment, products and services offered by the Company include hosted research and data subscriptions, installed software subscriptions, perpetual installed software licenses and related maintenance, or PCS, and professional services. Subscription and PCS contracts are generally invoiced in advance of the contractual coverage period, which is principally one year, but can range from 3-5 years; while perpetual software licenses are generally invoiced upon delivery and professional services are invoiced as those services are provided. Payment terms and conditions vary by contract type, but primarily include a requirement of payment within 30 to 60 days.

Revenue from research, data and other hosted subscriptions is recognized ratably over the related subscription period. A large portion of these services are invoiced in the months of November, December and January.

Revenue from the sale of a software license, when considered distinct from the related software implementation services, is generally recognized at the time the product master or first copy is delivered or transferred to the customer. However, in instances where the software license (perpetual or subscription) and related implementation services are considered to be one combined performance obligation, revenue is recognized on a percentage-of-completion basis (input method) as implementation services are performed over time, which is consistent with the pattern of recognition for the software implementation services if considered to be a separate distinct performance obligation. The Company exercises judgment in determining the level of integration and interdependency between the promise to grant the software license and the promise to deliver the related implementation services. This determination influences whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the implementation services and recognized over time. PCS is generally recognized ratably over the contractual period commencing when the software license is fully delivered. Revenue from installed software subscriptions, which includes PCS, is bifurcated into a software license performance obligation and a PCS performance obligation, which follow the patterns of recognition described above.

For implementation services and other service projects within the ERS and ESA LOBs for which fees are fixed, the Company determined progress towards completion is most accurately measured on a percentage-of-completion basis (input method) as this approach utilizes the most directly observable data points and is therefore used to recognize the related revenue. For implementation services where price varies based on time expended, a time-based measure of progress towards completion of the performance obligation is utilized.

Revenue from professional services rendered within the PS LOB is generally recognized as the services are performed.

Products and services offered within the MA segment are sold either stand-alone or together in various combinations. In instances where an arrangement contains multiple performance obligations, the Company accounts for the individual performance obligations separately if they are considered distinct. Revenue is generally allocated to all performance obligations based upon the relative SSP at contract inception. Judgment is often required to determine the SSP for each distinct performance obligation. Revenue is recognized for each performance obligation based upon the conditions for revenue recognition noted above.

In the MA segment, customers usually pay a fixed fee for the products and services based on signed contracts. However, accounting for variable consideration is applied mainly for: i) estimates for cancellation rights and price concessions and ii) T&M based services.

The Company estimates the variable consideration associated with cancellation rights and price concessions based on the expected amount to be provided to customers and reduces the amount of revenue to be recognized. T&M based contracts represent about half of MA’s service projects within the ERS and ESA LOBs. The Company provides agreed upon services at a contracted daily or hourly rate. The commitment represents a series of goods and services that are substantially the same and have the same pattern of transfer to the customer. As such, if T&M services are sold with other MA products, the Company allocates the variable consideration entirely to the T&M performance obligation if the services are sold at standard pricing or at a similar discount level compared to other performance obligations in the same revenue contract. If these criteria are not met, the Company estimates variable consideration for each performance obligation upfront.

Each form of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Costs to Obtain or Fulfill a Contract with a Customer:

Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense consistent with the recognition pattern of the related revenue. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. The Company had a balance of $95.5 million in such deferred costs as of March 31, 2018 and recognized $8.6 million of related amortization during the three-month period ended March 31, 2018, which is included within SG&A expenses in the consolidated statement of operations. Costs incurred to obtain customer contracts are only in the MA segment.

The Company also capitalizes work-in-process costs for in-progress MIS ratings, which is amortized consistent with the rendering of the related services to the customers. The Company had a balance of $10.2 million in such deferred costs as of March 31, 2018 and recognized $9.4 million of amortization of the costs deferred as of January 1, 2018 during the three-month period ended March 31, 2018, which is included within operating expenses in the consolidated statement of operations.

In addition, within the MA segment, the Company capitalizes royalty costs related to third-party information data providers associated with hosted company information and business intelligence products. The Company had a balance of $32.4 million in such deferred costs as of March 31, 2018 and recognized $14.2 million of related amortization during the three-month period ended March 31, 2018, which is included within operating expenses in the consolidated statement of operations.

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

The Company also has certain investments in closed-ended and open-ended mutual funds in India which are accounted for as equity securities with readily determinable fair values under ASC Topic 321. Beginning in the first quarter of 2018, the Company will measure these investments at fair value with both realized gains and losses and unrealized holding gains and losses for these investments included in net income.

Prior to January 1, 2018, the investments in closed-ended and open-ended mutual funds in India were designated as ‘available for sale’ under Topic 320 of the ASC. Accordingly, unrealized gains and losses on these investments were recorded to other comprehensive income and were reclassified out of accumulated other comprehensive income to the statement of operations when the investment matured or was sold using a specific identification method.

Also, the Company uses derivative instruments to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets.

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

NOTE 3. REVENUES

Revenue by Category

The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2018	2017 (1)
MIS:
Corporate finance (CFG)
Investment-grade	$81.1	$72.1
High-yield	57.9	64.2
Bank loans	108.1	101.4
Other accounts (2)	130.6	115.1

Total CFG	377.7	352.8

Structured finance (SFG)
Asset-backed securities	28.2	22.7
Residential mortgage backed securities	24.3	20.4
Commercial real estate finance	33.2	29.3
Structured credit	43.4	27.4
Other accounts	0.6	0.4

Total SFG	129.7	100.2

Financial institutions (FIG)
Banking	77.0	79.1
Insurance	28.3	25.1
Managed investments	5.7	5.1
Other accounts	3.3	3.0

Total FIG	114.3	112.3

Public, project and infrastructure finance (PPIF)
Public finance / sovereign	46.9	53.0
Project and infrastructure	46.3	45.1

Total PPIF	93.2	98.1

Total ratings revenue	714.9	663.4

MIS Other	5.0	4.8

Total external revenue	719.9	668.2

Intersegment royalty	29.8	26.0

Total MIS	749.7	694.2

MA:
Research, data and analytics (RD&A)	269.2	175.4
Enterprise risk solutions (ERS)	100.1	95.9
Professional services (PS)	37.5	35.7

Total external revenue	406.8	307.0

Intersegment revenue	5.0	3.7

Total MA	411.8	310.7

Eliminations	(34.8)	(29.7)

Total MCO	$1,126.7	$975.2

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.
(2)

Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2018
	United States	International	Total
MIS:
Corporate finance (CFG)	$246.7	$131.0	$377.7
Structured finance (SFG)	84.6	45.1	129.7
Financial institutions (FIG)	48.5	65.8	114.3
Public, project and infrastructure finance (PPIF)	53.4	39.8	93.2

Total ratings revenue	433.2	281.7	714.9

MIS Other	0.2	4.8	5.0

Total	433.4	286.5	719.9

MA:
Research, data and analytics (RD&A)	112.6	156.6	269.2
Enterprise risk solutions (ERS)	38.5	61.6	100.1
Professional services (PS)	13.2	24.3	37.5

Total	164.3	242.5	406.8

Total MCO	$597.7	$529.0	$1,126.7

	Three Months Ended March 31, 2017 (1)
	United States	International	Total
MIS:
Corporate finance (CFG)	$243.8	$109.0	$352.8
Structured finance (SFG)	65.0	35.2	100.2
Financial institutions (FIG)	50.6	61.7	112.3
Public, project and infrastructure finance (PPIF)	63.0	35.1	98.1

Total ratings revenue	422.4	241.0	663.4

MIS Other	0.1	4.7	4.8

Total	422.5	245.7	668.2

MA:
Research, data and analytics (RD&A)	101.4	74.0	175.4
Enterprise risk solutions (ERS)	40.2	55.7	95.9
Professional services (PS)	13.7	22.0	35.7

Total	155.3	151.7	307.0

Total MCO	$577.8	$397.4	$975.2

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

The tables below summarize the split between transaction and relationship revenue. In the MIS segment, excluding MIS Other, transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, transaction revenue represents revenue from professional services and outsourcing engagements and relationship revenue represents subscription-based revenues. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and outsourced research and analytical engagements.

	Three Months Ended March 31,
	2018			2017 (2)
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$274.9	$102.8	$377.7	$260.6	$92.2	$352.8
	73%	27%	100%	74%	26%	100%
Structured Finance	$83.1	$46.6	$129.7	$57.5	$42.7	$100.2
	64%	36%	100%	57%	43%	100%
Financial Institutions	$50.0	$64.3	$114.3	$53.4	$58.9	$112.3
	44%	56%	100%	48%	52%	100%
Public, Project and Infrastructure Finance	$54.4	$38.8	$93.2	$59.2	$38.9	$98.1
	58%	42%	100%	60%	40%	100%
MIS Other	$0.6	$4.4	$5.0	$0.3	$4.5	$4.8
	12%	88%	100%	6%	94%	100%
Total MIS	$463.0	$256.9	$719.9	$431.0	$237.2	$668.2
	64%	36%	100%	65%	35%	100%
Moody’s Analytics	$60.8 (1)	$346.0	$406.8	$64.6	$242.4	$307.0
	15%	85%	100%	21%	79%	100%
Total Moody’s Corporation	$523.8	$602.9	$1,126.7	$495.6	$479.6	$975.2
	46%	54%	100%	51%	49%	100%

(1)

Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the table below).

(2)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

The following table presents the timing of revenue recognition:

	Three Months Ended March 31,
	2018
	MIS	MA	Total
Revenue recognized at a point in time	$463.0	$15.5	$478.5
Revenue recognized over time	256.9	391.3	648.2

Total	$719.9	$406.8	$1,126.7

Contract balances, Unbilled receivables and Remaining performance obligations

Unbilled receivables

At March 31, 2018, accounts receivable included approximately $344.0 million of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided. Additionally, there are other instances in which the timing of when the Company has the unconditional right to consideration and recognizes revenue prior to invoicing the customer, for which an unbilled receivable is recorded.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at March 31, 2018, accounts receivable included approximately $40.1 million of unbilled receivables related to the MA segment.

Historically, the Company has not had material differences between the estimated revenue and the actual billings.

Deferred revenue

The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.

Significant changes in the deferred revenue balances during the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(93.4)	(173.9)	(267.3)
Increases due to amounts billable excluding amounts recognized as revenue during the period	154.9	279.8	434.7
Effect of exchange rate changes	1.3	11.5	12.8

Total Changes in deferred revenue	62.8	117.4	180.2

Balance at March 31, 2018	$397.5	$729.0	$1,126.5

Deferred revenue - current	$273.4	$725.3	$998.7
Deferred revenue - noncurrent	$124.1	$3.7	$127.8

Deferred revenue increased during the three months ended March 31, 2018 primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.

Remaining performance obligations

The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of March 31, 2018:

MIS
Total	Less than 1 year	1 - 5 years	6 - 10 Years	11 - 15 years	16-20 years	Over 20 Years
$150.5	$21.9	$65.2	$43.6	$8.7	$4.5	$6.6

The balances in the MIS table above largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the table above for unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

MA
Total	Less than 1 Year	1 - 2 Years	Over 2 Years
$1,418.6	$1,089.0	$217.6	$112.0

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2018 as well as amounts not yet invoiced to customers as of March 31, 2018 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products.

NOTE 4. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$35.1	$28.4
Tax benefit	$7.2	$9.1

During the first three months of 2018, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $45.87 per share based on the Black-Scholes option-pricing model. The Company also granted 0.7 million shares of restricted stock in the first three months of 2018, which had a weighted average grant date fair value of $167.50 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $162.42 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2018:

Expected dividend yield	1.05%
Expected stock volatility	25.6%
Risk-free interest rate	2.81%
Expected holding period	6.2 years
Grant date fair value	$45.87

Unrecognized stock-based compensation expense at March 31, 2018 was $11.7 million and $220.1 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.8 years, respectively. Additionally, there was $43.1 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.1 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended
	March 31,
Exercise of stock options:	2018	2017
Proceeds from stock option exercises	$26.6	$20.6
Aggregate intrinsic value	$61.9	$21.6
Tax benefit realized upon exercise	$15.0	$7.9
Number of shares exercised	0.5	0.4

	Three Months Ended
	March 31,
Vesting of restricted stock:	2018	2017
Fair value of shares vested	$146.7	$106.8
Tax benefit realized upon vesting	$33.9	$33.7
Number of shares vested	0.9	0.9

	Three Months Ended
	March 31,
Vesting of performance-based restricted stock:	2018	2017
Fair value of shares vested	$23.0	$19.5
Tax benefit realized upon vesting	$5.5	$6.9
Number of shares vested	0.1	0.2

NOTE 5. INCOME TAXES

Moody’s effective tax rate for the first quarter of 2018 was 14.6%, down from 23.4% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the ETR in 2018 includes an approximate $31 million benefit relating to Excess Tax Benefits on stock-based compensation as well as a net uncertain tax position benefit pursuant to statute of limitation lapses. The ETR in the first quarter of 2017 reflected the non-taxable CCXI Gain as well as approximately $19 million in Excess Tax Benefits on stock-based compensation.

On December 22, 2017, the Tax Cut and Jobs Act was signed into law which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities of the Tax Act, the SEC issued guidance requiring that companies provide a reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, as of December 31, 2017 the Company recorded a provisional estimate for the transition tax of $247.3 million, a portion of which will be payable over eight years, starting in 2018, and will not accrue interest. The above provisional estimate may be impacted by a number of additional considerations, including but not limited to the issuance of regulations and our ongoing analysis of the new law.

As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. However, the Company intends to continue to indefinitely reinvest earnings outside the U.S. and accordingly the Company has not provided non-U.S. deferred income taxes on these indefinitely reinvested earnings. It is not practicable to determine the amount of non-U.S. deferred taxes that might be required to be provided if such earnings were distributed in the future, due to complexities in the tax laws and in the hypothetical calculations that would have to be made.

The Company classifies interest related to UTBs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTBs of $101.8 million ($109.6 million net of federal tax) during the first quarter of 2018.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for the years 2011 and 2012 are under examination and its returns for 2013 through 2016 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2016 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Three Months Ended
	March 31,
	2018	2017
Income taxes paid	$44.2	$23.4

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended
	March 31,
	2018	2017
Basic	191.4	191.1
Dilutive effect of shares issuable under stock-based compensation plans	3.1	3.2

Diluted	194.5	194.3

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock excluded from the table above	0.7	1.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2018 and 2017.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2018
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$24.8	$—	$24.8	$24.8	$—	$—
Certificates of deposit and money market deposit accounts (1)	$281.7	$—	$281.7	$176.6	$100.5	$4.6
Fixed maturity and open ended mutual funds (2)	$35.0	$4.7	$39.7	$—	$—	$39.7

	As of December 31, 2017
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$42.2	$—	$42.2	$42.2	$—	$—
Certificates of deposit and money market deposit accounts (1)	$351.4	$—	$351.4	$238.6	$111.8	$1.0
Fixed maturity and open ended mutual funds (2)	$16.8	$4.3	$21.1	$—	$—	$21.1

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 month at both March 31, 2018 and December 31, 2017. The remaining contractual maturities for the certificates of deposits classified in other assets are 14 to 45 months at March 31, 2018 and 15 to 48 months at December 31, 2017. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments range from three to four months and six months to seven months at March 31, 2018 and December 31, 2017 respectively.

As a result of the adoption of ASU 2016-01, as further discussed in Note 1 and Note 2, the money market mutual funds and the fixed maturity and open-ended mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 8. ACQUISITIONS

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

The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the Bureau van Dijk business. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including reserves for uncertain tax positions and deferred tax liabilities. The estimated useful lives of acquired intangibles assets are also preliminary. Additionally, at March 31, 2018, the Company has not finalized its allocation of certain of the goodwill acquired to other MA reporting units that are anticipated to benefit from synergies resulting from the acquisition.

Current assets in the table above include acquired cash of $36.0 million. Additionally, current assets include accounts receivable of approximately $88.0 million (net of an allowance for uncollectible accounts of 3.7 million).

The acquired deferred revenue balance of approximately $154 million was reduced by $53 million as part of acquisition accounting to establish the fair value of deferred revenue. This will reduce reported revenue by $53 million over the remaining contractual period of in-progress customer arrangements assumed as of the acquisition date. This resulted in approximately $10 million less in reported revenue for the three months ended March 31, 2018 with the remaining $7 million to reduce revenue in subsequent quarterly periods during 2018. Amortization of acquired intangible assets was approximately $19 million for the three months ended March 31, 2018.

Goodwill

Under the acquisition method of accounting for business combinations, the excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not qualify for separate recognition. The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and Bureau van Dijk, which is expected to extend the Company’s reach to new and evolving market segments as well as cost savings synergies, expected new customer acquisitions and products.

Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.

Bureau van Dijk is a separate reporting unit for purposes of the Company’s annual goodwill impairment assessment.

Other Liabilities Assumed

In connection with the acquisition, the Company assumed liabilities relating to UTBs as well as deferred tax liabilities which relate to acquired intangible assets. These items are included in other liabilities in the table above.

Supplementary Unaudited Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the three months ended March 31, 2017 as if the acquisition of Bureau van Dijk occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2016. The unaudited pro forma information includes amortization of acquired intangible assets, based on the preliminary purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

(Amounts in millions)	For three months ended March 31, 2017
Pro forma Revenue	$1,041.6
Pro forma Net Income attributable to Moody’s	$339.6

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

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of March 31, 2018	As of December 31, 2017
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$ 80.0	$ 80.0	3-month LIBOR

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of Income Recognized in the Consolidated Statements of Operations
		Three Months Ended March 31,
Derivatives Designated as Fair Value Accounting Hedges	Location on Consolidated Statement of Operations	2018	2017
Interest rate swaps	Interest expense, net	$(0.1)	$2.4

Cross-currency swaps and net investment hedges

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

The Company has designated €500 million of the 2015 Senior Notes Due 2027 as a net investment hedge. This hedge is intended to mitigate FX exposure related to euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. This net investment hedge is designated as accounting hedges under the applicable sections of Topic 815 of the ASC and will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

Hedge effectiveness is assessed based on the overall changes in the fair value of the hedge. For hedges that meet the effectiveness requirements, any change in the fair value is recorded in OCI in the foreign currency translation account. Any change in the fair value of the Company’s outstanding net hedges that is the result of ineffectiveness would be recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statement of operations.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative (Effective Portion), net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion), net of Tax				Amount of Gain/(Loss) Recognized Directly into Income (Ineffective Portion), net of tax
	Three Months Ended March 31,		Three Months Ended March 31,				Three Months Ended March 31,
	2018	2017	2018		2017		2018	2017
Long-term debt	$(10.9)	$(3.6)	$—		$—		$—	$—

Total net investment hedges	$(10.9)	$(3.6)	$—		$—		$—	$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$1.5	$(0.2)	$0.1	*	$1.0	*	$(0.5)**	$—
Interest rate contracts	—	—	—		(0.1)		—	—

Total cash flow hedges	$1.5	$(0.2)	$0.1		$0.9		$(0.5)	$—

Total	$(9.4)	$(3.8)	$0.1		$0.9		$(0.5)	$—

*	For the three months ended March, 31, 2018, reflects $0.1 million in gains recorded in other non-operating income (expense), net. For the three months ended March 31, 2017, reflects $1.5 million in gains recorded in other non-operating income (expense), net and $0.5 million relating to the tax effect of the aforementioned item.
**	For the three months ended March, 31, 2018, reflects $0.7 million in losses recorded in other non-operating income (expense), net and $0.2 million relating to the tax effect of the aforementioned item.

The cumulative amount of realized and unrecognized net investment hedge and cash flow hedge gains (losses) recorded in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2018	December 31, 2017
Net investment hedges
FX forwards	$23.5	$23.5
Long-term debt	(35.6)	(24.7)

Total net investment hedges	$(12.1)	$(1.2)

Cash flow hedges
Interest rate contracts	$(0.4)	$(0.4)
Cross currency swap	2.7	1.3

Total cash flow hedges	2.3	0.9

Total net losses in AOCI	$(9.8)	$(0.3)

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through July 2018.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31,			December 31,
	2018			2017
	Sell	Buy		Sell	Buy
Notional amount of currency pair:
Contracts sell USD for GBP	$708.7		£512.9	$484.7		£362.3
Contracts to sell USD for Japanese Yen	$24.9		¥2,700.0	$24.3		¥2,700.0
Contracts to sell USD for Canadian dollars	$51.7	C$	64.0	$51.7	C$	64.0
Contracts to sell USD for Singapore dollars	$—	S$	—	$39.2	S$	53.0
Contracts to sell USD for Euros	$74.8		€60.0	$465.2		€390.0

NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars

The following table summarizes the impact to the consolidated statements of operations relating to the net (losses) gains on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended March 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2018	2017
Foreign exchange forwards	Other non-operating income, net	$27.6	$(2.3)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets:
Derivatives designated as accounting hedges:
Interest rate swaps	Other assets	$—	$0.5

Total derivatives designated as accounting hedges		—	0.5

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	14.5	12.5

Total assets		$14.5	$13.0

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Other non-current liabilities	$12.2	$3.5

Total derivatives designated as accounting hedges		12.2	3.5

Non-derivative instrument designated as accounting hedge
Long-term debt designated as net investment hedge	Long-term debt	614.9	600.4
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	4.1	2.0

Total liabilities		$631.2	$605.9

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2
Foreign currency translation adjustments	6.4	—	6.4	71.9	—	71.9	78.3	—	78.3

Ending balance	$291.6	$—	$291.6	$3,552.1	$(12.2)	$3,539.9	$3,843.7	$(12.2)	$3,831.5

	Year ended December 31, 2017
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6
Additions/adjustments	—	—	—	2,622.6	—	2,622.6	2,622.6	—	2,622.6
Foreign currency translation adjustments	8.2	—	8.2	98.8	—	98.8	107.0	—	107.0

Ending balance	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2

The 2017 additions/adjustments for the MA segment in the table above relate to the acquisition of Bureau van Dijk and structured finance data and analytics business of SCDM.

Acquired intangible assets and related amortization consisted of:

	March 31,	December 31,
	2018	2017
Customer relationships	$1,371.7	$1,345.1
Accumulated amortization	(175.4)	(159.9)

Net customer relationships	1,196.3	1,185.2

Trade secrets	30.1	30.2
Accumulated amortization	(28.1)	(28.1)

Net trade secrets	2.0	2.1

Software/product technology	366.1	358.6
Accumulated amortization	(86.7)	(78.0)

Net Software/product technology	279.4	280.6

Trade names	164.6	161.6
Accumulated amortization	(29.2)	(26.7)

Net trade names	135.4	134.9

Other (1)	58.2	57.4
Accumulated amortization	(29.7)	(28.6)

Net other	28.5	28.8

Total acquired intangible assets, net	$1,641.6	$1,631.6

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2018	2017
Amortization expense	$25.7	$8.5

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2018 (after March 31)	$77.0
2019	98.9
2020	96.5
2021	96.3
2022	95.8
Thereafter	1,177.1

Total estimated future amortization	$1,641.6

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the three months ended March 31, 2018 and 2017.

NOTE 11. FAIR VALUE

The table below presents information about items that are carried at fair value at March 31, 2018 and December 31, 2017:

	Fair Value Measurement as of March 31, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (a)	$14.5	$—	$14.5
Money market mutual funds	24.8	24.8	—
Fixed maturity and open ended mutual funds	39.7	39.7	—

Total	$79.0	$64.5	$14.5

Liabilities:
Derivatives (a)	$16.3	$—	$16.3

Total	$16.3	$—	$16.3

	Fair Value Measurement as of December 31, 2017
Description	Balance	Level 1	Level 2
Assets:
Derivatives (a)	$13.0	$—	$13.0
Money market mutual funds	42.2	42.2	—
Fixed maturity and open ended mutual funds	21.1	21.1	—

Total	$76.3	$63.3	$13.0

Liabilities:
Derivatives (a)	$5.5	$—	$5.5

Total	$5.5	$—	$5.5

(a)

Represents FX forwards on certain assets and liabilities and on net investments in certain foreign subsidiaries as well as interest rate swaps and cross-currency swaps as more fully described in Note 9 to the condensed consolidated financial statements.

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

Fixed maturity and open-ended mutual funds:

As a result of the adoption of ASU 2016-01, as further discussed in Note 1 and Note 2, the fixed maturity and open-ended mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. Prior to the Company’s adoption of ASU No. 2016-01, any unrealized gains and losses were recognized through OCI until the instruments matured or were sold. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

Money market mutual funds:

Similar to fixed maturity and open-ended mutual funds, the money market mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321 as required by ASU 2016-01. The money market mutual funds represent publicly traded funds with a stable $1 net asset value.

NOTE 12. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31,	December 31,
	2018	2017
Other current assets:
Prepaid taxes	$55.5	$94.9
Prepaid expenses	95.7	91.7
Capitalized costs to obtain and fulfill sales contracts (1)	39.2	15.9
Other	43.2	47.6

Total other current assets	$233.6	$250.1

	March 31,	December 31,
	2018	2017
Other assets:
Investments in joint ventures	$100.4	$99.1
Deposits for real-estate leases	12.2	12.3
Indemnification assets related to acquisitions	16.8	17.0
Mutual funds and fixed deposits	44.3	22.1
Costs to obtain sales contracts (1)	69.3	—
Other	15.0	9.4

Total other assets	$258.0	$159.9

(1)

The 2018 amount reflects capitalized costs to obtain sales contracts (sales commissions) pursuant to the adoption of the New Revenue Accounting Standard, which are amortized over an average 7 year period as well as costs incurred and capitalized for in-process ratings (current assets only).

	March 31,	December 31,
	2018	2017
Accounts payable and accrued liabilities:
Salaries and benefits	$136.6	$129.6
Incentive compensation	51.0	246.7
Customer credits, advanced payments and advanced billings	27.4	22.2
Self-insurance reserves	9.9	8.1
Dividends	4.8	6.2
Professional service fees	49.9	47.1
Interest accrued on debt	30.2	73.9
Accounts payable	32.0	21.8
Income taxes	86.7	79.2
Pension and other retirement employee benefits (see Note 14)	5.9	5.9
Accrued royalties	19.6	26.4
Other	78.6	83.2

Total accounts payable and accrued liabilities	$532.6	$750.3

	March 31,	December 31,
	2018	2017
Other liabilities:
Pension and other retirement employee benefits (see Note 14)	$256.0	$244.5
Deferred rent - non-current portion	101.7	103.1
Interest accrued on UTPs	52.8	54.7
Other tax matters	1.3	1.3
Income tax liability - non-current (2)	108.0	232.2
Other	34.4	28.2

Total other liabilities	$554.2	$664.0

(2)	Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2017.

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Balance January 1,	$8.1	$11.1
Accruals (reversals), net	2.4	9.6
Payments	(0.6)	(12.6)

Balance	$9.9	$8.1

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating income (expense):

	Three Months Ended March 31,
	2018	2017
FX loss	$(5.9)	$(9.6)
Net periodic pension costs - other component (1)	2.3	1.7
Joint venture income	1.3	1.0
Other	3.3	(0.8)

Total	$1.0	$(7.7)

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in other non-operating income. The service cost component continues to be reported as an operating expense.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended		Affected line in the consolidated statement of operations
	March 31, 2018	March 31, 2017
Gain on cash flow hedges
Cross-currency swap	$0.1	$1.5	Other non-operating (expense) income, net
Treasury rate lock	—	(0.1)	Interest expense, net

Total before income taxes	0.1	1.4
Income tax effect of items above	—	(0.5)	Provision for income taxes

Total gains on cash flow hedges	0.1	0.9

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.9)	(1.5)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.5)	(0.9)	SG&A expense

Total before income taxes	(1.4)	(2.4)
Income tax effect of item above	0.4	0.9	Provision for income taxes

Total pension and other retirement benefits	(1.0)	(1.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.9)	$(0.6)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended March 31, 2018
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2017	$(61.5)	$0.9	$(113.9)	$2.3	$(172.2)
Adoption of ASU 2016-01 (Refer to Note 1 and Note 2)	—	—	—	(2.3)	(2.3)
Other comprehensive income before reclassifications	—	1.5	120.2	—	121.7
Amounts reclassified from AOCI	1.0	(0.1)	—	—	0.9

Other comprehensive income/(loss)	1.0	1.4	120.2	(2.3)	120.3

Balance March 31, 2018	$(60.5)	$2.3	$6.3	$—	$(51.9)

	Three Months Ended March 31, 2017
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31, 2016	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)
Other comprehensive income before reclassifications	—	(0.2)	6.9	0.3	7.0
Amounts reclassified from AOCI	1.5	(0.9)	—	—	0.6

Other comprehensive income/(loss)	1.5	(1.1)	6.9	0.3	7.6

Balance March 31, 2017	$(78.0)	$0.6	$(283.3)	$3.4	$(357.3)

NOTE 14. PENSION AND OTHER RETIREMENT BENEFITS

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2018	2017	2018	2017
Components of net periodic expense
Service cost	$4.8	$4.9	$0.7	$0.6
Interest cost	4.4	4.7	0.3	0.3
Expected return on plan assets	(3.8)	(4.1)	—	—
Amortization of net actuarial loss from earlier periods	1.6	2.4	—	—
Amortization of net prior service costs from earlier periods	(0.1)	—	(0.1)	(0.1)

Net periodic expense	$6.9	$7.9	$0.9	$0.8

The Company made payments of $0.9 million related to its unfunded U.S. DBPPs and $0.1 million to its U.S. other retirement plans during the three months ended March 31, 2018. The Company anticipates making payments of $4.0 million and $0.9 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2018.

NOTE 15. INDEBTEDNESS

The following table summarizes total indebtedness:

	March 31, 2018
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$(5.6)	$(0.9)	$(1.0)	$492.5
4.50% 2012 Senior Notes, due 2022	500.0	(2.3)	(1.9)	(1.7)	494.1
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.8)	(2.3)	495.9
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(4.3)	(0.2)	(0.9)	444.6
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.6)	597.7
1.75% 2015 Senior Notes, due 2027	614.9	—	—	(3.5)	611.4
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.2)	(3.0)	495.8
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.3)	299.7
2.625% 2017 Notes, due 2023	500.0	—	(1.0)	(3.4)	495.6
3.25% 2017 Notes, due 2028	500.0	—	(5.1)	(3.9)	491.0
2017 Term Loan Facility, due 2020	500.0	—	—	(0.6)	499.4
Commercial Paper	90.0	—	(0.1)	—	89.9

Total debt	$5,554.9	$(12.2)	$(8.9)	$(26.2)	$5,507.6

Current portion					(389.6)

Total long-term debt					$5,118.0

	December 31, 2017
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$—	$(1.0)	$(1.2)	$497.8
4.50% 2012 Senior Notes, due 2022	500.0	(0.8)	(2.0)	(1.7)	495.5
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.8)	(2.4)	495.8
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(2.2)	(0.2)	(1.1)	446.5
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.7)	597.6
1.75% 2015 Senior Notes, due 2027	600.4	—	—	(3.6)	596.8
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.3)	(3.2)	495.5
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.5)	299.5
2.625% 2017 Notes, due 2023	500.0	—	(1.1)	(3.5)	495.4
3.25% 2017 Notes, due 2028	500.0	—	(5.2)	(3.9)	490.9
2017 Term Loan Facility, due 2020	500.0	—	—	(0.7)	499.3
Commercial Paper	130.0	—	(0.1)	—	129.9

Total debt	$5,580.4	$(3.0)	$(9.4)	$(27.5)	$5,540.5

Current portion					(429.4)

Total long-term debt					$5,111.1

(1)	The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes and the 2014 Senior Notes (5-Year) which are more fully discussed in Note 9 above.

Commercial Paper

As of March 31, 2018, the Company has CP borrowings outstanding of $90 million with a weighted average maturity date at the time of issuance of 31 days. At March 31, 2018, the weighted average remaining maturity and interest rate on CP outstanding was 7 days and 2.11% respectively.

At March 31, 2018, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2018, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	Term Loan Facility due 2020	2017 Floating Rate Senior Notes due 2018	2017 Senior Notes due 2021	2017 Notes due 2023	2017 Notes due 2028	Commercial Paper	Total
2018 (after March 31,)	$—	$—	$—	$—	$—	$—	$—	$300.0	$—	$—	$—	$90.0	$390.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	500.0	—	—	—	—	—	1,000.0
2021	—	—	—	—	—	—	—	—	500.0	—	—	—	500.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0
Thereafter	—	—	500.0	—	600.0	614.9	—	—	—	500.0	500.0	—	2,714.9

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$614.9	$500.0	$300.0	$500.0	$500.0	$500.0	$90.0	$5,554.9

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Income	$3.2	$4.1
Expense on borrowings	(51.3)	(44.7)
Expense on UTPs and other tax related liabilities	1.8	(2.1)
Net periodic pension costs - interest component (1)	(4.7)	(5.0)
Capitalized	0.3	0.3

Total Interest (expense) income, net	$(50.7)	$(47.4)

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in other non-operating income. The service cost component continues to be reported as an operating expense.

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2018	2017
Interest paid	$80.5	$74.7

The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes, the 2014 Senior Notes (5-Year) and the 2012 Senior Notes which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.

The fair value and carrying value of the Company’s debt (excluding Commercial Paper) as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2010 Senior Notes	$492.5	$527.8	$497.8	$537.9
2012 Senior Notes	494.1	521.9	495.5	535.6
2013 Senior Notes	495.9	531.1	495.8	547.8
2014 Senior Notes (5-Year)	444.6	448.9	446.5	452.8
2014 Senior Notes (30-Year)	597.7	692.2	597.6	722.4
2015 Senior Notes	611.4	630.5	596.8	617.7
2017 Senior Notes (5-Year)	495.8	490.4	495.5	500.0
2017 Floating Rate Senior Notes	299.7	300.2	299.5	300.2
2.65% 2017 Notes, due 2023	495.6	481.9	495.4	494.8
3.25% 2017 Notes, due 2028	491.0	475.3	490.9	493.6
2017 Term Loan Facility, due 2020	499.4	499.4	499.3	499.3

Total	$5,417.7	$5,599.6	$5,410.6	$5,702.1

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 16. CONTINGENCIES

Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, and Moody’s is subject to ongoing tax audits as addressed in Note 5 to the financial statements, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities.

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

NOTE 17 SEGMENT INFORMATION

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

In August 2017, a subsidiary of the Company acquired Yellow Maple I B.V., an indirect parent of Bureau van Dijk. Bureau van Dijk is part of the MA reportable segment and its revenue is included in the RD&A LOB. Refer to Note 8 for further discussion on the acquisition.

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

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 3 for further details on the components of the Company’s revenue.

	Three Months Ended March 31,
	2018				2017
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated*
Revenue	$749.7	$411.8	$(34.8)	$1,126.7	$694.2	$310.7	$(29.7)	$975.2
Operating, SG&A*	310.4	310.4	(34.8)	586.0	286.2	239.5	(29.7)	496.0

Adjusted Operating Income*	439.3	101.4	—	540.7	408.0	71.2	—	479.2

Less: Depreciation and amortization	16.8	32.3	—	49.1	18.9	13.6	—	32.5
Acquisition-Related Expenses	—	0.8	—	0.8	—	—	—	—

Operating income*	$422.5	$68.3	$—	$490.8	$389.1	$57.6	$—	$446.7

*	Pursuant to the adoption of a new accounting standard relating to pension accounting as more fully discussed in Note 1, only the service cost component of net periodic pension expense will be classified within operating and SG&A expenses with the remaining components being classified as non-operating expenses. Prior period segment results have been restated to reflect this reclassification. Accordingly, operating and SG&A expenses for MIS and MA were reduced by $2.1 million and $1.2 million, respectively, for the three months ended March 31, 2017.

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

	Three Months Ended March 31,
	2018	2017
Revenue:
U.S.	$597.7	$577.8
International:
EMEA	347.3	236.3
Asia-Pacific	120.2	99.4
Americas	61.5	61.7

Total International	529.0	397.4

Total	$1,126.7	$975.2

NOTE 18. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs to the codification pursuant to the SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for the 2017 income tax effects of the Tax Act. This ASU provides entities with a one year measurement period from the December 22, 2017 enactment date, in order to complete the accounting for the effects of the Tax Act. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

NOTE 19. SUBSEQUENT EVENT

On April 24, 2018, the Board approved the declaration of a quarterly dividend of $0.44 per share of Moody’s common stock, payable on June 11, 2018 to shareholders of record at the close of business on May 21, 2018.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2017, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than the update below to the critical accounting estimate disclosures relating to revenue recognition due to the adoption of the New Revenue Accounting Standard and goodwill and other acquired intangible assets pursuant to a reallocation of goodwill among certain of the Company’s reporting units as further discussed below.

Revenue recognition:

Refer to Note 2 of the condensed consolidated financial statements for a discussion of significant estimates relating to the recognition of revenue.

Goodwill and Other Acquired Intangible Assets

The following is an update to the Company’s critical accounting estimate disclosures relating to goodwill and other acquired intangible assets which were presented in Moody’s Form 10-K for the year ended December 31, 2017. This update should be read in conjunction with the disclosures made in the aforementioned Form 10-K, and relates to the Company’s allocation of goodwill among its reporting units. In the first quarter of 2018, the Company preliminarily estimated its allocation of goodwill acquired in the acquisition of Bureau van Dijk to the reporting units that are expected to benefit from the synergies anticipated to result from the business combination. In addition, due to a business realignment whereby a component of the RD&A reporting unit was transferred to the Bureau van Dijk reporting unit, a corresponding amount of goodwill was reassigned from the RD&A reporting unit to the Bureau van Dijk reporting unit.

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of March 31, 2018 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (July 31, 2017 for MAKS and ICRA; July 31, 2016 for the remaining reporting units excluding Bureau van Dijk).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$51.1	$—	$—	$—	$—
RD&A	360.6	—	—	—	—
ERS	643.1	—	—	—	—
FSTC	98.6	—	—	(14.4)	(34.6)
MAKS	184.2	—	—	(2.9)	(35.6)
ICRA	244.1	—	—	—	—
Bureau van Dijk*	2,249.8	N/A	N/A	N/A	N/A

Totals	$3,831.5	$—	$—	$(17.3)	$(70.2)

*	Bureau van Dijk was acquired subsequent to the Company’s annual goodwill impairment assessment as of July 31, 2017. Due to the close proximity of the Bureau van Dijk acquisition to March 31, 2018, the purchase price approximates the fair value of the reporting unit.

Reportable Segments

The Company is organized into two reportable segments at March 31, 2018: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets as well as serving as a provider of business intelligence and company information. The MA segment consists of three lines of business—RD&A, ERS and PS. The results of operations for MA and revenue for the RD&A LOB for the first quarter of 2018 include the financial results from Bureau van Dijk, which was acquired on August 10, 2017.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Executive Summary

•	Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 10, 2017.

•	Moody’s revenue in the first quarter of 2018 totaled $1,126.7 million, an increase of $151.5 million, or 16%, compared to 2017 reflecting growth in both segments.

•

MIS revenue was 8% higher compared to the prior year with the main driver of the growth reflecting increased structured credit activity, primarily in the CLO and CMBS asset classes. Additionally, the growth reflected benefits from changes in the mix of fee type and pricing increases coupled with favorable changes in FX rates.

•

MA revenue grew 33% compared to the prior year reflecting growth across all LOBs and included approximately $74 million in revenue (net of an approximate $10 million reduction relating to a deferred revenue required as part of acquisition accounting as further described in Note 8 to the financial statements), or approximately 24 percentage points of the growth, from Bureau van Dijk. Favorable changes in FX rates also contributed to the growth.

•

Total operating expenses excluding D&A increased $90.8 million, or 18% compared to 2017, primarily driven by approximately $43 million in Bureau Van Dijk operating expenses, or eight percentage points of the growth, $18 million due to higher salaries and employee benefit costs relating to headcount growth and annual compensation increases, as well as the unfavorable impact of foreign exchange and higher legal accruals.

•	D&A increased $16.6 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

•	Operating margin was 43.6% in the first quarter of 2018, compared to 45.8% in the prior year. Adjusted Operating Margin was 48.0% in the first quarter of 2018 compared to 49.1% in the prior year.

•	The change in total non-operating (expense) income net, compared to the prior year is primarily due to the $59.7 million CCXI Gain in 2017.

•

The ETR in the first quarter of 2018 was 14.6%, down from 23.4% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the ETR in 2018 includes an approximate $31 million benefit relating to Excess Tax Benefits on stock-based compensation compared to approximately $19 million in 2017, as well as net uncertain tax position benefits pursuant to statute of limitations lapses.

•

Diluted EPS of $1.92 increased $0.14 compared to 2017, which included the $0.31 CCXI Gain. Adjusted Diluted EPS of $2.02 in the first quarter of 2018 increased $0.52 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded from the derivation of Adjusted EPS).

Moody’s Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
United States	$597.7	$577.8	3%

International:
EMEA	347.3	236.3	47%
Asia-Pacific	120.2	99.4	21%
Americas	61.5	61.7	—

Total International	529.0	397.4	33%

Total	1,126.7	975.2	16%

Expenses:
Operating	314.9	275.3	(14%)
SG&A	271.1	220.7	(23%)
Depreciation and amortization	49.1	32.5	(51%)
Acquisition-Related Expenses	0.8	—	NM

Total	635.9	528.5	20%

Operating income	$490.8	$446.7	10%

Adjusted Operating Income (1)	$540.7	$479.2	13%

Interest expense, net	$(50.7)	$(47.4)	(7%)
Other non-operating (expense) income, net	$1.0	$(7.7)	113%
CCXI Gain	$—	$59.7	NM

Non-operating expense, net	$(49.7)	$4.6	NM

Net income attributable to Moody’s	$372.9	$345.6	8%
Diluted weighted average shares outstanding	194.5	194.3	—
Diluted EPS attributable to Moody’s common shareholders	$1.92	$1.78	8%
Adjusted Diluted EPS attributable to Moody’s common shareholders (1)	$2.02	$1.50	35%
Operating margin	43.6%	45.8%
Adjusted Operating Margin(1)	48.0%	49.1%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31			% Change
	2018		2017
United States	3,589		3,411	5%
International	8,445		7,247	17%

Total	12,034	*	10,658	13%

* Includes approximately 900 employees from the acquisition of Bureau van Dijk.

Global revenue of $1,126.7 million in the first quarter of 2018 increased $151.5 million, or 16%, compared to 2017 and reflected growth in both MIS and MA.

Transaction revenue accounted for 46% of global MCO revenue in the first quarter of 2018 compared to 51% in the prior year.

U.S. revenue of $597.7 million in the first quarter of 2018 increased $19.9 million over the prior year, reflecting growth in both reportable segments.

Non-U.S. revenue increased $131.6 million from 2017 reflecting growth in both reportable segments.

Operating expenses were $314.9 million in the first quarter of 2018, up $39.6 million from 2017, primarily due to approximately $25 million of Bureau van Dijk expenses and $8 million related to the negative impact of foreign exchange translation.

SG&A expenses of $271.1 million in the first quarter of 2018 increased $50.4 million from the prior year period primarily due to approximately $18 million of Bureau van Dijk expenses and an approximate $9 million increase in salaries and employee benefit expenses which includes the impact of annual compensation increases. Additionally, the increase reflected the unfavorable impact of foreign exchange translation and higher legal accruals.

D&A increased $16.6 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Operating income of $490.8 million in the first quarter of 2018 increased $44.1 million compared to 2017 and resulted in an operating margin of 43.6%, compared to 45.8% in the prior year. Adjusted Operating Income of $540.7 million in 2018 increased $61.5 million compared to 2017, resulting in an Adjusted Operating Margin of 48.0% compared to 49.1% in the prior year.

Interest (expense) income, net in the first quarter of 2018 was ($50.7) million, a $3.3 million increase in expense compared to 2017 primarily due to interest on the 2017 Notes Due 2023 and 2028 both issued in June 2017 coupled with interest on the 2017 Term Loan drawn down in August 2017, all of which were issued to fund the acquisition of Bureau van Dijk. This increase was partially offset by lower tax-related interest due to a statute of limitations lapse in the first quarter of 2018 relating to uncertain tax positions. Additionally, interest expense in the first quarter of 2017 included approximately $7 million due to the Make Whole Amount on the prepayment of the Series 2007-1 Notes.

Other non-operating income (expense), net was $1.0 million in the first quarter of 2018, an $8.7 million change compared to 2017 primarily reflecting higher FX losses in the prior year period.

The ETR of 14.6% in the first quarter of 2018 includes the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the first quarter 2018 ETR includes an approximate $31 million benefit relating to Excess Tax Benefits on stock-based compensation as well as net uncertain tax position benefits pursuant to statute of limitations lapses. The ETR in the first quarter of 2017 of 23.4% reflected the non-taxable CCXI Gain as well as approximately $19 million in Excess Tax Benefits on stock-based compensation.

Diluted EPS of $1.92 increased $0.14 compared to 2017, which included the $0.31 CCXI Gain. Excluding Acquisition-Related Amortization in both 2018 and 2017 and the CCXI Gain in 2017, Adjusted Diluted EPS of $2.02 in the first quarter of 2018 increased $0.52. Diluted EPS in 2018 and 2017 included $0.15 and $0.10, respectively, relating to Excess Tax Benefits on stock-based compensation.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Corporate finance (CFG)	$377.7	$352.8	7%
Structured finance (SFG)	129.7	100.2	29%
Financial institutions (FIG)	114.3	112.3	2%
Public, project and infrastructure finance (PPIF)	93.2	98.1	(5%)

Total ratings revenue	714.9	663.4	8%

MIS Other	5.0	4.8	4%

Total external revenue	719.9	668.2	8%

Intersegment royalty	29.8	26.0	15%

Total MIS Revenue	749.7	694.2	8%

Expenses:
Operating and SG&A (external)	305.4	282.5	(8%)
Operating and SG&A (intersegment)	5.0	3.7	(35%)

Adjusted Operating Income	439.3	408.0	8%

Depreciation and amortization	16.8	18.9	11%

Operating income	$422.5	$389.1	9%

Operating margin	56.4%	56.1%
Adjusted Operating Margin	58.6%	58.8%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $719.9 million in the first quarter of 2018 was up 8% compared to 2017, most notably from growth in the SFG and CFG LOBs. Also contributing to the growth was the favorable impact of changes in the mix of fee type and pricing increases in all LOBs. Favorable changes in FX rates contributed three percentage points to the MIS growth in the first quarter of 2018.

Transaction revenue for MIS was 64% in the first quarter of 2018 compared to 65% in the first quarter of 2017.

In the U.S., revenue was $433.4 million in the first quarter of 2018, an increase of $10.9 million or 3%, compared to 2017 primarily reflecting strong growth in SFG being partially offset by declines in PPIF.

Non-U.S. revenue was $286.5 million in the first quarter of 2018, an increase of $40.8 million or 17%, compared to 2017 reflecting growth across all LOBs.

Global CFG revenue of $377.7 million in the first quarter of 2018 was up 7% compared to 2017 reflecting higher bank loan revenue in EMEA resulting from favorable issuance mix and M&A activity coupled with benefits from changes in the mix of fee type and pricing increases across various other sectors within CFG. The growth also reflects higher investment-grade corporate debt revenue in the U.S. and Asia-Pacific reflecting M&A activity. These increases were partially offset by lower U.S. speculative-grade corporate debt and bank loan revenue. Additionally, the increase over the prior year reflects higher monitoring fees across all regions. Transaction revenue represented 73% and 74% of total CFG revenue in the first quarter of 2018 and 2017, respectively. In the U.S., revenue was $246.7 million, or 1% higher compared to the prior year. Internationally, revenue of $131.0 million increased 20% compared to the prior year. Favorable changes in FX rates contributed two percentage points to the CFG growth in the first quarter of 2018.

Global SFG revenue of $129.7 million in the first quarter of 2018 increased $29.5 million, or 29%, compared to 2017. In the U.S., revenue of $84.6 million increased $19.6 million or 30% over 2017 primarily due to continued strength in CLO issuance reflecting an increase in bank loan supply and favorable market conditions which enabled both new securitizations and refinancing activity. Additionally, the growth in the U.S. reflects higher CMBS activity compared to the first quarter of 2017 when issuance was suppressed by the introduction of risk-retention regulations. Non-U.S. revenue in the first quarter of 2018 of $45.1 million increased $9.9 million, or 28% compared to the prior year primarily reflecting growth across most asset classes in the EMEA region, most notably in structured credit. Transaction revenue was 64% of total SFG revenue in the first quarter of 2018 compared to 57% in the prior year. Favorable changes in FX rates contributed four percentage points to the SFG growth in the first quarter of 2018.

Global FIG revenue of $114.3 million in the first quarter of 2018 increased $2.0 million, or 2%, compared to 2017 primarily due to favorable changes in FX rates, benefits from changes in the mix of fee type, pricing increases and higher banking-related rated issuance volumes in EMEA. These increases were partially offset by lower banking revenue in the U.S. and Asia-Pacific following elevated issuance activity in the prior year. In the U.S., revenue of $48.5 million decreased $2.1 million compared to the prior year. Internationally, revenue was $65.8 million in the first quarter of 2018, up $4.1 million compared to 2017 due to favorable changes in FX rates. Transaction revenue was 44% of total FIG revenue in the first quarter of 2018 compared to 48% in the same period in 2017. Favorable changes in FX rates contributed four percentage points to the FIG growth in the first quarter of 2018.

Global PPIF revenue was $93.2 million in the first quarter of 2018 and decreased $4.9 million, or 5%, compared to 2017. In the U.S., first quarter 2018 revenue was $53.4 million, a decrease of $9.6 million compared to 2017 primarily due to lower PFG rated issuance volumes following the enactment of the Tax Act, which disallowed certain tax exemptions for advance refunding transactions. These decreases were partially offset by benefits from changes in the mix of fee type and pricing increases. Outside the U.S., PPIF revenue was $39.8 million and increased $4.7 million, or 13% compared to 2017 primarily reflecting a favorable issuance mix in EMEA infrastructure finance. Transaction revenue was 58% in the first quarter of 2018 compared to 60% of total PPIF revenue in first quarter of 2017. Favorable changes in FX rates contributed three percentage points to the PPIF growth in the first quarter of 2018.

Operating and SG&A expenses in the first quarter of 2018 increased $22.9 million compared to 2017 primarily due to $7 million of higher salaries and employee benefits costs reflecting headcount growth and annual compensation increases mostly offset by lower incentive compensation accruals. Additionally, the increase reflects the unfavorable impact of foreign currency translation and higher legal accruals.

Adjusted Operating Income and operating income in the first quarter of 2018, which includes intersegment royalty revenue and intersegment expenses, were $439.3 million and $422.5 million, respectively, and increased $31.3 million and $33.4 million, respectively, compared to 2017. Adjusted Operating Margin was 58.6% or in line with the prior year. Operating margin was 56.4% in the first quarter of 2018 compared to 56.1% in the prior year.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Research, data and analytics (RD&A)	$269.2	$175.4	53%
Enterprise risk solutions (ERS)	100.1	95.9	4%
Professional services (PS)	37.5	35.7	5%

Total external revenue	406.8	307.0	33%

Intersegment revenue	5.0	3.7	35%

Total MA Revenue	411.8	310.7	33%

Expenses:
Operating and SG&A (external)	280.6	213.5	(31%)
Operating and SG&A (intersegment)	29.8	26.0	(15%)

Adjusted Operating Income	101.4	71.2	42%

Depreciation and amortization	32.3	13.6	(138%)
Acquisition-Related Expenses	0.8	—	NM

Operating income	$68.3	$57.6	19%

Operating margin	16.6%	18.5%
Adjusted Operating Margin	24.6%	22.9%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $99.8 million, or 33%, compared to 2017 primarily due to growth in RD&A, which included approximately $74 million in revenue (net of an approximate $10 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements), or 24 percentage points of the growth, from the Bureau van Dijk acquisition. Additionally, the growth over the prior year reflects benefits from higher fees within MA’s recurring revenue base due to enhanced content and continued alignment of usage and licensing parameters. Recurring revenue comprised 85% and 79% of total MA revenue in the first quarter 2018 and 2017, respectively. Favorable changes in FX rates contributed three percentage points to MA revenue growth in the first quarter of 2018.

In the U.S., revenue of $164.3 million in the first quarter of 2018 increased $9.0 million, and reflected growth in RD&A.

Non-U.S. revenue of $242.5 million in the first quarter of 2018 was $90.8 million higher than in 2017 reflecting growth in RD&A, which included approximately $65 million in non-U.S. Bureau van Dijk revenue. Favorable changes in FX rates contributed six percentage points to international MA revenue growth in the first quarter of 2018.

Global RD&A revenue of $269.2 million, which comprised 66% and 57% of total external MA revenue in the first quarter of 2018 and 2017, respectively, increased $93.8 million, or 53%, over the prior year period. In the U.S., revenue of $112.6 million increased $11.2 million compared to 2017. Non-U.S. revenue of $156.6 million increased $82.6 million compared to the prior year. RD&A revenue in the first quarter of 2018 included approximately $74 million in revenue, or 41 percentage points of the growth, from the Bureau van Dijk acquisition (net of an approximate $10 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements). RD&A revenue growth also reflects strong results in the credit research and rating data feeds product lines, where enhanced content and continued alignment of usage and licensing parameters have generated higher fees. Favorable changes in FX rates contributed three percentage points to RD&A revenue growth in the first quarter of 2018.

Global ERS revenue of $100.1 million in the first quarter of 2018 increased $4.2 million, or 4%, over 2017 primarily due to favorable changes in FX rates which contributed four percentage points to the overall growth. The growth also reflected strength in software subscription revenues, partially offset by a revenue decline for one-time projects and perpetual software licenses. Additionally, the increase over the prior year reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $38.5 million decreased $1.7 million compared to the prior year. Non-U.S. revenue of $61.6 million increased $5.9 million compared to the prior year.

Global PS revenue of $37.5 million in the first quarter of 2018 increased $1.8 million compared to 2017 reflecting higher revenue from analytical and research services in EMEA. In the U.S., revenue in the first quarter of 2018 was $13.2 million, down slightly compared to 2017. International revenue was $24.3 million, up 10% compared to 2017 with roughly half of the growth due to favorable changes in FX rates.

Operating and SG&A expenses in the first quarter of 2018 increased $67.1 million compared to 2017. The expense growth includes approximately $43 million in Bureau van Dijk expenses coupled with higher compensation costs primarily reflecting annual salary increases and headcount growth.

Depreciation and amortization increased $18.7 million primarily due to the amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $101.4 million in the first quarter of 2018 and increased $30.2 million compared to the same period in 2017. Operating income of $68.3 million in the first quarter of 2018 increased $10.7 million compared to the same period in 2017. Adjusted Operating Margin in 2018 was 24.6%, up 170 BPS from 2017. Operating margin was 16.6% in 2018, down 190 BPS from the prior year reflecting the aforementioned higher D&A primarily relating to Bureau van Dijk’s intangible assets. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2018	2017
Net cash provided by (used by) operating activities	$391.5	$(512.4)	$903.9
Net cash (used in) provided by investing activities	$(18.5)	$18.6	$(37.1)
Net cash (used in) provided by financing activities	$(182.3)	$553.7	$(736.0)
Free Cash Flow*	$376.5	$(531.1)	$907.6

*	Free Cash Flow is an adjusted financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by (used in) operating activities

Net cash flows from operating activities increased $903.9 million compared to the prior year primarily due to the approximate $864 million payment for the Settlement Charge in 2017 and higher Adjusted Operating Income in the first quarter of 2018 partially offset by higher incentive compensation payouts in 2018 compared to 2017.

Net cash (used in) provided by investing activities

The $37.1 million increase in cash flows used in investing activities compared to 2017 primarily reflects higher net purchases of investments in the first quarter of 2018.

Net cash (used in) provided by financing activities

•

The $736.0 million increase in cash used by financing activities was primarily attributed to net debt issuance of $711.8 million in the first quarter of 2017 reflecting the issuance of the 2017 Floating Rate Senior Notes, the 2017 Senior Notes and net issuance under the CP Program partially offset by the repayment of the Series 2007-1 Notes.

Partially offset by:

•	net repayments of $40.0 million relating to the Company’s CP Program in the first quarter of 2018.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1,377.8 million at March 31, 2018 consisted of approximately $1.1 billion located outside of the U.S. Approximately 30% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Indebtedness

At March 31, 2018, Moody’s had $5.5 billion of outstanding debt and approximately $910 million of additional borrowing capacity available under the Company’s CP program, which is backstopped by the 2015 Facility as more fully discussed in Note 15 to the consolidated financial statements. At March 31, 2018, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At March 31, 2018, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at March 31, 2018 is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	Term Loan Facility due 2020	2017 Floating Rate Senior Notes due 2018	2017 Senior Notes due 2021	2017 Notes due 2023	2017 Notes due 2028	Commercial Paper	Total
2018 (after March 31,)	$—	$—	$—	$—	$—	$—	$—	$300.0	$—	$—	$—	$90.0	$390.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	500.0	—	—	—	—	—	1,000.0
2021	—	—	—	—	—	—	—	—	500.0	—	—	—	500.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0
Thereafter	—	—	500.0	—	600.0	614.9	—	—	—	500.0	500.0	—	2,714.9

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$614.9	$500.0	$300.0	$500.0	$500.0	$500.0	$90.0	$5,554.9

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

In April 2018, the Board of Directors of the Company declared a quarterly dividend of $0.44 per share of Moody’s common stock, payable June 11, 2018 to shareholders of record at the close of business on May 21, 2018. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $484 million at March 31, 2018. Full-year 2018 total share repurchases are expected to be approximately $200 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.

Off-Balance Sheet Arrangements

At March 31, 2018, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2018:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness(1)	$7,128.9	$577.2	$2,404.3	$1,689.2	$2,458.2
Operating lease obligations	706.7	108.3	172.7	151.8	273.9
Purchase obligations	134.2	75.6	52.2	4.2	2.2
Capital lease obligations	0.1	0.1	—	—	—
Pension obligations(2)	133.6	6.4	40.0	18.0	69.2

Total	$8,103.5	$767.6	$2,669.2	$1,863.2	$2,803.5

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 15 to the consolidated financial statements.
(2)	Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 14 to the consolidated financial statements.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization and Acquisition-Related Expenses. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses on an annual basis which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-Related Expenses from previous acquisitions were not material. Management believes that the exclusion of depreciation and amortization and Acquisition-Related Expenses, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended
	March 31,
	2018	2017
Operating income	$490.8	$446.7
Adjustments:
Depreciation and amortization	49.1	32.5
Acquisition-Related Expenses	0.8	—

Adjusted Operating Income	$540.7	$479.2

Operating margin	43.6%	45.8%
Adjusted Operating Margin	48.0%	49.1%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

Beginning in the third quarter of 2017, the Company modified this adjusted measure to exclude the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. The Company modified the adjusted measures to exclude amortization of acquired intangible assets to provide additional perspective when comparing net income and diluted EPS from period to period and across companies.

In addition to excluding acquisition-related amortization expense, adjusted net income and adjusted diluted earnings per share exclude the CCXI Gain and Acquisition-Related Expenses. The Company excludes these items to provide additional perspective on the Company’s operating results from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods. Additionally, the Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-Related Expenses from previous acquisitions were not material.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended March 31,
	2018		2017
Net income attributable to Moody’s common shareholders		$372.9		$345.6
CCXI Gain		—		(59.7)
Pre-Tax Acquisition-Related Expenses	$0.8		$—
Tax on Acquisition-Related Expenses	(0.2)		—

Acquisition-Related Expenses		0.6		—
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$25.7		$8.5
Tax on Acquisition-Related Intangible Amortization Expenses	(5.9)		(2.3)

Net Acquisition-Related Intangible Amortization Expenses		19.8		6.2

Adjusted Net Income		$393.3		$292.1

	Three Months Ended March 31,
	2018		2017
Earnings per share attributable to Moody’s common shareholders		$1.92		$1.78
CCXI Gain		—		(0.31)
Pre-Tax Acquisition-Related Expenses	$—		$—
Tax on Acquisition-Related Expenses	—		—

Acquisition-Related Expenses		—		—
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.13		$0.04
Tax on Acquisition-Related Intangible Amortization Expenses	(0.03)		(0.01)

Net Acquisition-Related Intangible Amortization Expenses		0.10		0.03

Adjusted Diluted EPS		$2.02		$1.50

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

	Three Months Ended March 31,
	2018	2017
Net cash flows provided by (used in) operating activities	$391.5	$(512.4)
Capital additions	(15.0)	(18.7)

Free Cash Flow	$376.5	$(531.1)

Net cash (used in) provided by investing activities	$(18.5)	$18.6
Net cash (used in) provided by financing activities	$(182.3)	$553.7

Recently Issued Accounting Standards

Refer to Note 18 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

Contingencies

Legal proceedings in which the company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - “Financial Statements”, Note 16 “Contingencies.”

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the Commission published a report concluding that no new European legislation was needed for the industry at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In addition, from time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation. Recently, two such reports have been published. The first report provides further guidance from ESMA regarding the endorsement mechanism that CRAs will need to employ for those ratings that are produced outside of the EU but are used inside the EU by EU-regulated entities. The second report discusses ESMA’s observations on CRAs fee practices. In March 2018, ESMA published a consultation report seeking feedback on the extent to which EU regulation should be applied to CRAs operating outside of the EU to make their ratings eligible for regulatory use in the EU. In the third quarter of 2018, ESMA is expected to publish final guidance on the applicability of EU regulation to endorsed ratings, with an expected effective date of January 1, 2019.

Separately, on June 23, 2016, the U.K. voted through a referendum to exit the EU. The UK officially launched the exit process by submitting its Article 50 letter to the EU, informing it of the UK’s intention to exit. The submission of this letter started the clock on the negotiation of the terms of exit which is expected to take up to two years.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2 “MD&A”, commencing on page 49 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s referendum vote whereby the U.K. citizens voted to withdraw from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. Other factors, risks and uncertainties relating to our acquisition of Bureau van Dijk could cause our actual results to differ, perhaps materially, from those indicated by these forward-looking statements, including risks relating to the integration of Bureau van Dijk’s operations, products and employees into Moody’s and the possibility that anticipated synergies and other benefits of the acquisition will not be realized in the amounts anticipated or will not be realized within the expected timeframe; risks that the acquisition could have an adverse effect on the business of Bureau van Dijk or its prospects, including, without limitation, on relationships with vendors, suppliers or customers; claims made, from time to time, by vendors, suppliers or customers; changes in the European or global marketplaces that have an adverse effect on the business of Bureau van Dijk. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2017, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and principal financial officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the period covered by the report.

During the fiscal year ended December 31, 2017, the Company acquired Bureau van Dijk, and during the quarter ended March 31, 2018 we further integrated the acquired entity into the Company’s financial reporting processes and procedures and internal control over financial reporting. Additionally, during the first quarter of 2018, the Company implemented internal controls relating to the New Revenue Accounting Standard which was adopted by Moody’s on January 1, 2018.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 16 “Contingencies” in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes since December 31, 2017 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2018

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
January 1 - 31	97,165	$155.50	97,165	$	511.9 million
February 1 - 28	82,879	$162.02	81,789	$	498.6 million
March 1 - 31	455,019	$166.27	90,576	$	483.5 million

Total	635,063	$161.10	269,530

(1)	Includes surrender to the Company of 1,090 and 363,443 shares of common stock in February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the first quarter of 2018, Moody’s issued 1.6 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of Moody’s Corporation dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 22, 2013.

.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101	XBRL

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/ S / Michael Crimmins
Michael Crimmins
Senior Vice President and Corporate Controller (principal financial and principal accounting officer)

Date: May 1, 2018