Form 10-Q
period 2018-06-30
MOODYS CORP /DE/
filed 2018-08-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at June 30, 2018
Common Stock, par value $0.01 per share	191.9 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page(s)
	Glossary of Terms and Abbreviations	3-9

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2018 and 2017	10
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2018 and 2017	11
	Consolidated Balance Sheets (Unaudited) at June 30, 2018 and December 31, 2017	12
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2018 and 2017	13
	Notes to Condensed Consolidated Financial Statements (Unaudited)	14-58
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	59
	Critical Accounting Estimates	59
	Reportable Segments	60
	Results of Operations	61-74
	Liquidity and Capital Resources	74-80
	Recently Issued Accounting Standards	80
	Contingencies	80
	Regulation	80-81
	Forward-Looking Statements	81-82
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	82-83
Item 4.	Controls and Procedures	83

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	84
Item 1A.	Risk Factors	84
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 5.	Other Information	84
Item 6.	Exhibits	85

SIGNATURES
Exhibits Filed Herewith
12	Statement of Computations of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASC 605	The U.S. GAAP authoritative guidance for revenue accounting prior to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V., a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk.

TERM	DEFINITION

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2015 facility.

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

D&A	Depreciation and amortization

DBPPs	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

TERM	DEFINITION

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; part of the PS LOB and a reporting unit within the MA reportable segment; consists of on-line and classroom-based training services and CSI Global Education, Inc.

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

IRS	Internal Revenue Service

TERM	DEFINITION

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes, 2017 Senior Notes and 2018 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New Revenue Accounting Standard	Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

TERM	DEFINITION

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and FSTC that provides research and analytical services as well as financial training and certification programs

Purchase Price Hedge	Foreign currency collar and forward contracts entered into by the Company to economically hedge the Bureau van Dijk euro denominated purchase price

Purchase Price Hedge Gain	Gain on foreign currency collars to economically hedge the Bureau van Dijk euro denominated purchase price

RD&A	Research, Data and Analytics; an LOB within MA that distributes research and data developed by MIS as part of the ratings process, including in-depth research on major debt issuers, industry studies and commentary on topical credit-related events. Also, produces economic research and data and analytical tools such as quantitative credit risk scores as well as business intelligence and company information products.

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

TERM	DEFINITION

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

TERM	DEFINITION

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Indenture	Collectively the Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Notes Due 2023 and 2028, and the supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Notes Due 2023 and 2028

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028

2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2017 Term Loan	$500 million, three-year term loan facility entered into on June 6, 2017 for which the Company drew down $500 million on August 8, 2017 to fund the acquisition of Bureau van Dijk

2018 Senior Notes	Principal amount of $300 million, 3.250% senior unsecured notes due June 7, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,175.1	$1,000.5	$2,301.8	$1,975.7

Expenses
Operating	320.2	284.8	635.1	560.1
Selling, general and administrative	270.5	216.1	541.6	436.8
Depreciation and amortization	48.4	32.9	97.5	65.4
Acquisition-Related Expenses	2.0	6.6	2.8	6.6

Total expenses	641.1	540.4	1,277.0	1,068.9

Operating income	534.0	460.1	1,024.8	906.8

Non-operating (expense) income, net
Interest expense, net	(53.4)	(49.7)	(104.1)	(97.1)
Other non-operating income, net	14.9	10.4	15.9	2.7
Purchase Price Hedge Gain	—	41.2	—	41.2
CCXI Gain	—	—	—	59.7

Total non-operating (expense) income, net	(38.5)	1.9	(88.2)	6.5

Income before provisions for income taxes	495.5	462.0	936.6	913.3
Provision for income taxes	117.6	148.4	181.9	253.8

Net income	377.9	313.6	754.7	659.5
Less: Net income attributable to noncontrolling interests	1.7	1.4	5.6	1.7

Net income attributable to Moody’s	$376.2	$312.2	$749.1	$657.8

Earnings per share attributable to Moody’s common shareholders
Basic	$1.96	$1.63	$3.91	$3.44

Diluted	$1.94	$1.61	$3.85	$3.39

Weighted average number of shares outstanding
Basic	191.9	191.0	191.6	191.1

Diluted	194.4	193.8	194.5	194.1

Dividends declared per share attributable to Moody’s common shareholders	$0.44	$0.38	$0.88	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$377.9			$313.6

Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(250.3)	$(9.2)	(259.5)	$35.1	$15.4	50.5
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	—	—	—	5.1	(1.9)	3.2
Reclassification of gains included in net income	(0.1)	—	(0.1)	(6.1)	2.8	(3.3)
Available for Sale Securities:
Net unrealized gains on available for sale securities	—	—	—	0.6	—	0.6
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.0	(0.3)	0.7	1.9	(0.8)	1.1
Net actuarial gains and prior service costs	1.6	(0.4)	1.2	7.9	(3.0)	4.9

Total Other Comprehensive (loss) income	$(247.8)	$(9.9)	(257.7)	$44.5	$12.5	57.0

Comprehensive income			120.2			370.6
Less: comprehensive (loss) income attributable to noncontrolling interests			(3.2)			10.8

Comprehensive Income Attributable to Moody’s			$123.4			$359.8

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$754.7			$659.5

Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(128.7)	$(5.6)	(134.3)	$49.5	$13.1	62.6
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	1.9	(0.4)	1.5	4.8	(1.8)	3.0
Reclassification of gains included in net income	(0.2)	—	(0.2)	(7.5)	3.3	(4.2)
Available for Sale Securities:
Net unrealized gains on available for sale securities	—	—	—	1.1	—	1.1
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.4	(0.7)	1.7	4.3	(1.7)	2.6
Net actuarial gains and prior service costs	1.6	(0.4)	1.2	7.9	(3.0)	4.9

Total other comprehensive (loss) income	$(123.0)	$(7.1)	(130.1)	$60.1	$9.9	70.0

Comprehensive income			624.6			729.5
Less: comprehensive income attributable to noncontrolling interests			5.7			16.5

Comprehensive Income Attributable to Moody’s			$618.9			$713.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,314.5	$1,071.5
Short-term investments	101.2	111.8
Accounts receivable, net of allowances of $36.3 in 2018 and $36.6 in 2017	1,137.1	1,147.2
Other current assets	286.9	250.1

Total current assets	2,839.7	2,580.6
Property and equipment, net of accumulated depreciation of $748.2 in 2018 and $706.0 in 2017	312.2	325.1
Goodwill	3,662.7	3,753.2
Intangible assets, net	1,541.4	1,631.6
Deferred tax assets, net	136.6	143.8
Other assets	259.0	159.9

Total assets	$8,751.6	$8,594.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$593.6	$750.3
Commercial paper	89.9	129.9
Current portion of long-term debt	299.9	299.5
Deferred revenue	860.5	883.6

Total current liabilities	1,843.9	2,063.3
Non-current portion of deferred revenue	126.0	140.0
Long-term debt	4,934.2	5,111.1
Deferred tax liabilities, net	363.2	341.6
Unrecognized tax benefits	398.3	389.1
Other liabilities	625.9	664.0

Total liabilities	8,291.5	8,709.1

Contingencies (Note 16)	—	—
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2018 and December 31, 2017, respectively.	3.4	3.4
Capital surplus	538.6	528.6
Retained earnings	8,204.6	7,465.4
Treasury stock, at cost; 151,012,009 and 151,932,157 shares of common stock at June 30, 2018 and December 31, 2017, respectively	(8,198.9)	(8,152.9)
Accumulated other comprehensive loss	(304.8)	(172.2)

Total Moody’s shareholders’ equity (deficit)	242.9	(327.7)
Noncontrolling interests	217.2	212.8

Total shareholders’ equity (deficit)	460.1	(114.9)

Total liabilities, noncontrolling interests and shareholders’ equity (deficit)	$8,751.6	$8,594.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30
	2018	2017
Cash flows from operating activities
Net income	$754.7	$659.5
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	97.5	65.4
Stock-based compensation	69.5	57.1
CCXI Gain	—	(59.7)
Purchase Price Hedge Gain	—	(41.2)
Deferred income taxes	(12.1)	193.5
Changes in assets and liabilities:
Accounts receivable	17.8	(16.5)
Other current assets	(10.2)	(91.0)
Other assets	(14.3)	8.9
Accounts payable and accrued liabilities	(163.2)	(877.4)
Deferred revenue	55.3	43.9
Unrecognized tax benefits and other non-current tax liabilities	(33.6)	8.4
Other liabilities	15.9	8.5

Net cash provided by (used in) operating activities	777.3	(40.6)

Cash flows from investing activities
Capital additions	(37.9)	(42.8)
Purchases of investments	(92.2)	(75.3)
Sales and maturities of investments	79.1	161.6
Cash paid for acquisitions, net of cash acquired	—	(5.0)
Receipts from settlements of net investment hedges	—	1.4
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	5.7	—

Net cash (used in) provided by investing activities	(45.3)	39.9

Cash flows from financing activities
Issuance of notes	299.6	1,791.9
Repayment of notes	(450.0)	(300.0)
Issuance of commercial paper	359.4	703.7
Repayment of commercial paper	(399.4)	(703.7)
Proceeds from stock-based compensation plans	36.9	39.1
Repurchase of shares related to stock-based compensation	(61.5)	(47.9)
Treasury shares	(81.0)	(134.5)
Dividends	(168.6)	(145.2)
Dividends to noncontrolling interests	(1.3)	(0.8)
Payment for noncontrolling interest	—	(6.2)
Debt issuance costs, extinguishment costs and related fees	(1.7)	(25.9)

Net cash (used in) provided by financing activities	(467.6)	1,170.5

Effect of exchange rate changes on cash and cash equivalents	(21.4)	59.6

Increase in cash and cash equivalents	243.0	1,229.4
Cash and cash equivalents, beginning of period	1,071.5	2,051.5

Cash and cash equivalents, end of period	$1,314.5	$3,280.9

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

The most significant impacts to the Company’s financial statements from adopting the New Revenue Accounting Standard are primarily related to: i) the accounting for certain installed software subscription revenue in MA whereby the license rights within the arrangement are recognized at the inception of the contract based on SSP with the remainder recognized over the subscription period (compared to ASC Topic 605 whereby all installed software subscription revenue was previously recognized over the subscription period); ii) the accounting for certain ERS and ESA revenue arrangements where VSOE was not available under ASC Topic 605 now results in the acceleration of revenue recognition (compared to ASC Topic 605 whereby revenue was deferred due to lack of VSOE until all elements without VSOE had been delivered); iii) sales commissions incurred in the MA segment will be capitalized and amortized over an extended period which is generally based upon the average economic life of products/services sold and incorporates anticipated subscription renewals (compared to previous accounting guidance whereby capitalized sales commissions were amortized over the committed subscription period only); iv) the immediate expensing of software implementation project costs to fulfill a contract for its ERS and ESA businesses which under previous accounting guidance were capitalized and expensed when related project revenue was recognized; v) the capitalization of work-in-process costs for in-progress MIS ratings at the end of each reporting period which under ASC Topic 605 were expensed as incurred; vi) the timing of when revenue for certain MIS ratings products is recognized; and vii) the estimation of variable consideration at contract inception whereas under ASC Topic 605 companies were not required to consider the amount of consideration for which it expected to be entitled.

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

(1)

Represents deferred revenue as of December 31, 2017 as well as amounts then unbilled that would have been recognized as revenue in 2017 or earlier if the New Revenue Accounting Standard was then in effect. These amounts will not be recognized as revenue in future statements of operations. Conversely, revenue will be recorded to the Company’s statement of operations in 2018 under the New Revenue Accounting Standard, which otherwise would have been recognized in periods subsequent to 2018 if accounted for under ASC Topic 605.

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

The table below presents the cumulative effect of the changes made to the Company’s consolidated balance sheet at January 1, 2018 for the adoption of the New Revenue Accounting Standard:

	As Reported December 31, 2017	Adjustment Due to New Revenue Accounting Standard	Balance at January 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,071.5	$—	$1,071.5
Short-term investments	111.8	—	111.8
Accounts receivable, net of allowances	1,147.2	16.8	1,164.0
Other current assets	250.1	32.9	283.0

Total current assets	2,580.6	49.7	2,630.3
Property and equipment, net	325.1	—	325.1
Goodwill	3,753.2	—	3,753.2
Intangible assets, net	1,631.6	—	1,631.6
Deferred tax assets, net	143.8	—	143.8
Other assets	159.9	71.3	231.2

Total assets	$8,594.2	$121.0	$8,715.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$750.3	$(0.8)	$749.5
Commercial paper	129.9	—	129.9
Current portion of long-term debt	299.5	—	299.5
Deferred revenue	883.6	(69.3)	814.3

Total current liabilities	2,063.3	(70.1)	1,993.2
Non-current portion of deferred revenue	140.0	(8.0)	132.0
Long-term debt	5,111.1	—	5,111.1
Deferred tax liabilities, net	341.6	42.7	384.3
Unrecognized tax benefits	389.1	—	389.1
Other liabilities	664.0	0.3	664.3

Total liabilities	8,709.1	(35.1)	8,674.0

Shareholders’ (deficit) equity:
Common stock	3.4	—	3.4
Capital surplus	528.6	—	528.6
Retained earnings	7,465.4	156.1	7,621.5
Treasury stock	(8,152.9)	—	(8,152.9)
Accumulated other comprehensive loss	(172.2)	—	(172.2)

Total Moody’s shareholders’ (deficit) equity	(327.7)	156.1	(171.6)
Noncontrolling interests	212.8	—	212.8

Total shareholders’ (deficit) equity	(114.9)	156.1	41.2

Total liabilities, noncontrolling interests and shareholders’ (deficit) equity	$8,594.2	$121.0	$8,715.2

The below table presents the impacts on the Company’s statement of operations for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	For the Three Months Ended June 30, 2018
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)
Revenue	$1,175.1	$1,169.9	$5.2

Expenses
Operating	320.2	320.7	(0.5)
Selling, general and administrative	270.5	272.5	(2.0)
Depreciation and amortization	48.4	48.4	—
Acquisition-related expenses	2.0	2.0	—

Total expenses	641.1	643.6	(2.5)

Operating income	534.0	526.3	7.7

Non-operating (expense) income, net
Interest expense, net	(53.4)	(53.4)	—
Other non-operating income, net	14.9	14.9	—

Total non-operating (expense) income, net	(38.5)	(38.5)	—

Income before provision for income taxes	495.5	487.8	7.7
Provision for income taxes	117.6	115.7	1.9

Net income	377.9	372.1	5.8
Less: Net income attributable to noncontrolling interests	1.7	1.7	—

Net income attributable to Moody’s	$376.2	$370.4	$5.8

Earnings per share
Basic	$1.96	$1.93	$0.03

Diluted	$1.94	$1.91	$0.03

Weighted average shares outstanding
Basic	191.9	191.9

Diluted	194.4	194.4

	For the Six Months Ended June 30, 2018
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)
Revenue	$2,301.8	$2,296.3	$5.5

Expenses
Operating	635.1	636.2	(1.1)
Selling, general and administrative	541.6	544.0	(2.4)
Depreciation and amortization	97.5	97.5	—
Acquisition-related expenses	2.8	2.8	—

Total expenses	1,277.0	1,280.5	(3.5)

Operating income	1,024.8	1,015.8	9.0

Non-operating (expense) income, net
Interest expense, net	(104.1)	(104.1)	—
Other non-operating income, net	15.9	15.9	—

Total non-operating (expense) income, net	(88.2)	(88.2)	—

Income before provision for income taxes	936.6	927.6	9.0
Provision for income taxes	181.9	179.2	2.7

Net income	754.7	748.4	6.3
Less: Net income attributable to noncontrolling interests	5.6	5.6	—

Net income attributable to Moody’s	$749.1	$742.8	$6.3

Earnings per share
Basic	$3.91	$3.88	$0.03

Diluted	$3.85	$3.82	$0.03

Weighted average shares outstanding
Basic	191.6	191.6

Diluted	194.5	194.5

The below table presents the impacts on the Company’s consolidated balance sheet at the end of the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	As Reported June 30, 2018	Under previous accounting guidance June 30, 2018	Effect of Change Higher/(Lower)
ASSETS
Current assets:
Cash and cash equivalents	$1,314.5	$1,314.5	$—
Short-term investments	101.2	101.2	—
Accounts receivable, net of allowances	1,137.1	1,122.9	14.2
Other current assets	286.9	264.2	22.7

Total current assets:	2,839.7	2,802.8	36.9
Property and equipment, net	312.2	312.2	—
Goodwill	3,662.7	3,662.7	—
Intangible assets, net	1,541.4	1,541.4	—
Deferred tax assets, net	136.6	136.5	0.1
Other assets	259.0	189.0	70.0

Total assets	$8,751.6	$8,644.6	$107.0

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$593.6	$593.4	$0.2
Commercial paper	89.9	89.9	—
Current portion of long-term debt	299.9	299.9	—
Deferred revenue	860.5	930.8	(70.3)

Total current liabilities	1,843.9	1,914.0	(70.1)
Non-current portion of deferred revenue	126.0	133.6	(7.6)
Long-term debt	4,934.2	4,934.2	—
Deferred tax liabilities, net	363.2	335.1	28.1
Unrecognized tax benefits	398.3	398.3	—
Other liabilities	625.9	625.6	0.3

Total liabilities	8,291.5	8,340.8	(49.3)

Shareholders’ equity:
Common stock	3.4	3.4	—
Capital surplus	538.6	538.6	—
Retained earnings	8,204.6	8,048.3	156.3
Treasury stock	(8,198.9)	(8,198.9)	—
Accumulated other comprehensive loss	(304.8)	(304.8)	—

Total Moody’s shareholders’ equity	242.9	86.6	156.3
Noncontrolling interests	217.2	217.2	—

Total shareholders’ equity	460.1	303.8	156.3

Total liabilities, noncontrolling interests and shareholders’ equity	$8,751.6	$8,644.6	$107.0

The below table presents the impacts on various line items within the operating cash flow within the Company’s statement of cash flows for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change.

	For the Six Months Ended June 30, 2018
	As Reported	Under previous accounting guidance	Effect of Change
Cash flows from operating activities
Net income	$754.7	$748.4	$6.3
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	97.5	97.5	—
Stock-based compensation	69.5	69.5	—
Deferred income taxes	(12.1)	2.0	(14.1)
Changes in assets and liabilities:
Accounts receivable	17.8	15.2	2.6
Other current assets	(10.2)	(20.4)	10.2
Other assets	(14.3)	(21.0)	6.7
Accounts payable and accrued liabilities	(163.2)	(158.1)	(5.1)
Deferred revenue	55.3	55.9	(0.6)
Unrecognized tax benefits and other non-current tax liabilities	(33.6)	(33.6)	—
Other liabilities	15.9	21.9	(6.0)

Net cash provided by operating activities	$777.3	$777.3	$—

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

On January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As required by this ASU, the components of net periodic pension costs were disaggregated in the statement of operations on a retrospective basis. The Company has continued to reflect the service cost component in either Operating or SG&A expenses in Moody’s statement of operations. The other components of net benefit cost are presented within non-operating (expense) income, net, within the statement of operations. The adoption of this ASU has no impact on Net Income in the Company’s statements of operations. The impact to the Company’s statements of operations for the three and six months ended June 30, 2018 and 2017 related to the adoption of this ASU are set forth in the table below:

	For the Three Months Ended June 30, 2018			For the Three Months Ended June 30, 2017
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)	As Adjusted	Under previous accounting guidance	Effect of Change Higher/(Lower)
Operating expenses	$320.2	$321.0	$(0.8)	$284.8	$285.8	$(1.0)
Selling, general and administrative expenses	270.5	271.7	(1.2)	216.1	217.7	(1.6)
Operating income	534.0	532.0	2.0	460.1	457.5	2.6
Interest expense, net	(53.4)	(48.5)	(4.9)	(49.7)	(45.0)	(4.7)
Other non-operating income (expense), net	14.9	12.0	2.9	10.4	8.3	2.1

	For the Six Months Ended June 30, 2018			For the Six Months Ended June 30, 2017
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)	As Adjusted	Under previous accounting guidance	Effect of Change Higher/(Lower)
Operating expenses	$635.1	$637.4	$(2.3)	$560.1	$563.2	$(3.1)
Selling, general and administrative expenses	541.6	543.7	(2.1)	436.8	439.6	(2.8)
Operating income	1,024.8	1,020.4	4.4	906.8	900.9	5.9
Interest expense, net	(104.1)	(94.5)	(9.6)	(97.1)	(87.4)	(9.7)
Other non-operating income (expense), net	15.9	10.7	5.2	2.7	(1.1)	3.8

On January 1, 2018, the Company adopted ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. Upon adoption, the Company recorded a $2.3 million cumulative adjustment to reclassify net unrealized gains on investments in equity securities previously classified as available-for-sale under the previous guidance from AOCI to retained earnings. Beginning in the first quarter of 2018, the Company will measure equity investments with readily determinable fair values (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. The adoption of this ASU did not have material impact on the Company’s financial statements for the three and six months ended June 30, 2018.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs to the codification pursuant to the SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for the 2017 income tax effects of the Tax Act. This ASU provides entities with a one year measurement period from the December 22, 2017 enactment date, in order to complete the accounting for the effects of the Tax Act. The Company has recorded a provisional estimate for the transition tax relating to the Tax Act which is more fully described in Note 5. This provisional estimate may be impacted by a number of additional considerations, including but not limited to the issuance of regulations and the Company’s ongoing analysis of the new law.

On January 1, 2018, the Company adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” on a retrospective basis. This ASU reduces diversity in practice in how certain transactions are reflected in the statement of cash flows. Pursuant to the adoption of this ASU, the Company reclassified $7.1 million in cash paid in the first half of 2017 relating to a Make-Whole provision upon the repayment of the Series 2007-1 Notes from cash flows used in operations to cash flows provided by financing activities.

During the second quarter of 2018, the Company early adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. This ASU fosters enhanced transparency relating to risk management activities and simplifies the application of hedge accounting in certain circumstances. The adoption of this ASU did not have an impact on the Company’s financial statements at the date of adoption. Refer to Note 9 for further discussion on the prospective impact of this ASU on the Company’s financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted the New Revenue Accounting Standard on January 1, 2018 using the modified retrospective transition method. Below are the Company’s revised accounting policies reflecting the provisions of the New Revenue Accounting Standard; ASU 2016-01 (as codified under ASC Topic 321) relating to the accounting for financial instruments; and the amendments to ASC Topic 815 as a result of the Company’s second quarter adoption of ASU 2017-12 relating to derivative instruments and hedging activities. The Company’s adoption of these ASUs is further discussed in Note 1. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2017 remain unchanged. Also, refer to Note 3 of the condensed consolidated financial statements for certain quantitative disclosures relating to the Company’s revenue from contracts with customers.

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

MIS arrangements generally have standard contractual terms for which the stated payments are due at conclusion of the ratings process for initial ratings and either upfront or in arrears for monitoring services; and are signed by customers either on a per issue basis or at the beginning of the relationship with the customer. However, customer fee arrangements may be adjusted for which the Company accounts for as variable consideration at inception using the expected value method based on analysis of similar contracts in the same line of business, which is constrained based on the Company’s assessment of the realization of the adjustment amount.

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

Revenue from professional services rendered within the PS LOB is generally recognized as the services are performed over time.

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

Costs to Obtain or Fulfill a Contract with a Customer:

Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. The Company had a balance of $92.2 million in such deferred costs as of June 30, 2018 and recognized $8.1 million and $16.7 million of related amortization during the three and six-month periods ended June 30, 2018, respectively, which is included within SG&A expenses in the consolidated statement of operations. Costs incurred to obtain customer contracts are only in the MA segment.

Costs incurred to fulfill customer contracts, are deferred and recorded within other current assets and other assets when such costs relate directly to a contract, generate or enhance resources of the Company that will be used in satisfying performance obligations in the future and the Company expects to recover those costs.

The Company capitalizes work-in-process costs for in-progress MIS ratings, which is recognized consistent with the rendering of the related services to the customers, as ratings are issued. The Company had a balance of $10.3 million in such deferred costs as of June 30, 2018 and recognized $10.1 million and $19.5 million of amortization of the costs during the three and six-month periods ended June 30, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.

In addition, within the MA segment, the Company capitalizes royalty costs related to third-party information data providers associated with hosted company information and business intelligence products. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. The Company had a balance of $28.2 million in such deferred costs as of June 30, 2018 and recognized $14.1 million and $28.3 million of related amortization during the three and six-month periods ended June 30, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.

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

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded in the same income statement line item in earnings in which the corresponding adjustment to the carrying value of the hedged item is presented. The entire change in the fair value of derivatives that qualify as cash flow hedges is recorded to OCI and such amounts are reclassified from AOCI to the same income statement line in earnings in the same period or periods during which the hedged transaction affects income. Effective with the Company’s early adoption of ASC 2017-12, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. The Company considers the spot-method an improved method of assessing hedge effectiveness, as spot rate changes relating to the hedging instrument’s notional amount perfectly offset the currency translation adjustment on the hedged net investment in the Company’s foreign subsidiaries. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded to OCI. Those changes in fair value attributable to components included in the assessment of hedge effectiveness in a net investment hedge are recorded in the currency translation adjustment component of OCI and remain in AOCI until the period in which the hedged item affects earnings. Those changes in fair value attributable to components excluded from the assessment of hedge effectiveness in a net investment hedge are recorded to OCI and amortized to earnings using a systematic and rational method over the duration of the hedge. Any changes in the fair value of derivatives that the Company does not designate as hedging instruments under Topic 815 of the ASC are recorded in the consolidated statements of operations in the period in which they occur. Refer to Note 9 for further information regarding the Company’s derivative financial instruments and hedging activities.

NOTE 3. REVENUES

Revenue by Category

The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
MIS:
Corporate finance (CFG)
Investment-grade	$67.3	$84.6	$148.4	$156.7
High-yield	58.6	62.7	116.5	126.9
Bank loans	117.9	90.3	226.0	191.7
Other accounts (2)	133.8	118.2	264.4	233.3

Total CFG	377.6	355.8	755.3	708.6

Structured finance (SFG)
Asset-backed securities	27.9	24.1	56.1	46.8
Residential mortgage backed securities	26.8	22.4	51.1	42.8
Commercial real estate finance	31.6	29.9	64.8	59.2
Structured credit	54.5	42.2	97.9	69.6
Other accounts	0.8	0.6	1.4	1.0

Total SFG	141.6	119.2	271.3	219.4

Financial institutions (FIG)
Banking	77.3	70.4	154.3	149.5
Insurance	32.9	23.4	61.2	48.5
Managed investments	7.2	5.9	12.9	11.0
Other accounts	3.2	2.7	6.5	5.7

Total FIG	120.6	102.4	234.9	214.7

Public, project and infrastructure finance (PPIF)
Public finance / sovereign	51.7	53.2	98.6	106.2
Project and infrastructure	56.4	51.5	102.7	96.6

Total PPIF	108.1	104.7	201.3	202.8

Total ratings revenue	747.9	682.1	1,462.8	1,345.5

MIS Other	4.4	4.6	9.4	9.4

Total external revenue	752.3	686.7	1,472.2	1,354.9

Intersegment royalty	30.6	27.0	60.4	53.0

Total MIS	782.9	713.7	1,532.6	1,407.9

MA:
Research, data and analytics (RD&A)	279.9	180.9	549.1	356.3
Enterprise risk solutions (ERS)	105.5	97.3	205.6	193.2
Professional services (PS)	37.4	35.6	74.9	71.3

Total external revenue	422.8	313.8	829.6	620.8

Intersegment revenue	2.4	3.8	7.4	7.5

Total MA	425.2	317.6	837.0	628.3

Eliminations	(33.0)	(30.8)	(67.8)	(60.5)

Total MCO	$1,175.1	$1,000.5	$2,301.8	$1,975.7

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.
(2)

Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017 (1)
	United States	International	Total	United States	International	Total
MIS:
Corporate finance (CFG)	$242.3	$135.3	$377.6	$220.8	$135.0	$355.8
Structured finance (SFG)	93.3	48.3	141.6	81.6	37.6	119.2
Financial institutions (FIG)	54.4	66.2	120.6	43.9	58.5	102.4
Public, project and infrastructure finance (PPIF)	61.1	47.0	108.1	66.0	38.7	104.7

Total ratings revenue	451.1	296.8	747.9	412.3	269.8	682.1

MIS Other	0.1	4.3	4.4	0.1	4.5	4.6

Total MIS	451.2	301.1	752.3	412.4	274.3	686.7

MA:
Research, data and analytics (RD&A)	118.2	161.7	279.9	101.7	79.2	180.9
Enterprise risk solutions (ERS)	42.6	62.9	105.5	40.4	56.9	97.3
Professional services (PS)	13.4	24.0	37.4	13.3	22.3	35.6

Total MA	174.2	248.6	422.8	155.4	158.4	313.8

Total MCO	$625.4	$549.7	$1,175.1	$567.8	$432.7	$1,000.5

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017 (1)
	United States	International	Total	United States	International	Total
MIS:
Corporate finance (CFG)	$489.0	$266.3	$755.3	$464.6	$244.0	$708.6
Structured finance (SFG)	177.9	93.4	271.3	146.6	72.8	219.4
Financial institutions (FIG)	102.9	132.0	234.9	94.5	120.2	214.7
Public, project and infrastructure finance (PPIF)	114.5	86.8	201.3	129.0	73.8	202.8

Total ratings revenue	884.3	578.5	1,462.8	834.7	510.8	1,345.5

MIS Other	0.3	9.1	9.4	0.2	9.2	9.4

Total MIS	884.6	587.6	1,472.2	834.9	520.0	1,354.9

MA:
Research, data and analytics (RD&A)	230.8	318.3	549.1	203.1	153.2	356.3
Enterprise risk solutions (ERS)	81.1	124.5	205.6	80.6	112.6	193.2
Professional services (PS)	26.6	48.3	74.9	27.0	44.3	71.3

Total MA	338.5	491.1	829.6	310.7	310.1	620.8

Total MCO	$1,223.1	$1,078.7	$2,301.8	$1,145.6	$830.1	$1,975.7

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

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

	Three Months Ended June 30,
	2018			2017 (2)
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$274.3	$103.3	$377.6	$262.5	$93.3	$355.8
	73%	27%	100%	74%	26%	100%
Structured Finance	$95.3	$46.3	$141.6	$75.2	$44.0	$119.2
	67%	33%	100%	63%	37%	100%
Financial Institutions	$56.2	$64.4	$120.6	$43.9	$58.5	$102.4
	47%	53%	100%	43%	57%	100%
Public, Project and Infrastructure Finance	$69.7	$38.4	$108.1	$67.2	$37.5	$104.7
	64%	36%	100%	64%	36%	100%
MIS Other	$0.4	$4.0	$4.4	$0.3	$4.3	$4.6
	9%	91%	100%	7%	93%	100%
Total MIS	$495.9	$256.4	$752.3	$449.1	$237.6	$686.7
	66%	34%	100%	65%	35%	100%
Moody’s Analytics	$66.5 (1)	$356.3	$422.8	$62.8	$251.0	$313.8
	16%	84%	100%	20%	80%	100%
Total Moody’s Corporation	$562.4	$612.7	$1,175.1	$511.9	$488.6	$1,000.5
	48%	52%	100%	51%	49%	100%

	Six Months Ended June 30,
	2018			2017 (2)
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$549.2	$206.1	$755.3	$523.1	$185.5	$708.6
	73%	27%	100%	74%	26%	100%
Structured Finance	$178.4	$92.9	$271.3	$132.7	$86.7	$219.4
	66%	34%	100%	60%	40%	100%
Financial Institutions	$106.2	$128.7	$234.9	$97.3	$117.4	$214.7
	45%	55%	100%	45%	55%	100%
Public, Project and Infrastructure Finance	$124.1	$77.2	$201.3	$126.4	$76.4	$202.8
	62%	38%	100%	62%	38%	100%
MIS Other	$1.0	$8.4	$9.4	$0.6	$8.8	$9.4
	11%	89%	100%	6%	94%	100%
Total MIS	$958.9	$513.3	$1,472.2	$880.1	$474.8	$1,354.9
	65%	35%	100%	65%	35%	100%
Moody’s Analytics	$127.3 (1)	$702.3	$829.6	$127.4	$493.4	$620.8
	15%	85%	100%	21%	79%	100%
Total Moody’s Corporation	$1,086.2	$1,215.6	$2,301.8	$1,007.5	$968.2	$1,975.7
	47%	53%	100%	51%	49%	100%

(1)

Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the table below).

(2)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

The following table presents the timing of revenue recognition:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018			2018
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$495.9	$14.0	$509.9	$958.9	$29.5	$988.4
Revenue recognized over time	256.4	408.8	665.2	513.3	800.1	1,313.4

Total	$752.3	$422.8	$1,175.1	$1,472.2	$829.6	$2,301.8

Unbilled receivables, Deferred revenue and Remaining performance obligations

Unbilled receivables

At June 30, 2018, accounts receivable included approximately $336.7 million of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided. Additionally, there are other instances in which the timing of when the Company has the unconditional right to consideration and recognizes revenue prior to invoicing the customer, for which an unbilled receivable is recorded.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at June 30, 2018, accounts receivable included approximately $34.1 million of unbilled receivables related to the MA segment.

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

Significant changes in the deferred revenue balances during the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018
	MIS	MA	Total
Balance at March 31, 2018	$397.5	$729.0	$1,126.5
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(127.2)	(230.0)	(357.2)
Increases due to amounts billable excluding amounts recognized as revenue during the period	112.6	132.1	244.7
Effect of exchange rate changes	(5.4)	(22.1)	(27.5)

Total changes in deferred revenue	(20.0)	(120.0)	(140.0)

Balance at June 30, 2018	$377.5	$609.0	$986.5

	Six Months Ended June 30, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(165.4)	(307.2)	(472.6)
Increases due to amounts billable excluding amounts recognized as revenue during the period	212.6	315.2	527.8
Effect of exchange rate changes	(4.4)	(10.6)	(15.0)

Total changes in deferred revenue	42.8	(2.6)	40.2

Balance at June 30, 2018	$377.5	$609.0	$986.5

Deferred revenue - current	$255.9	$604.6	$860.5
Deferred revenue - noncurrent	$121.6	$4.4	$126.0

For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2018 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2018 and are generally recognized over a one year period.

For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2018 was primarily due to the recognition of annual subscription and maintenance billings in December 2017 and January 2018. For the six months ended June 30, 2018, the impact of the high concentration of January 2018 billings on the deferred revenue balance was mostly offset by the recognition of revenues related to the aforementioned December 2017 and January 2018 billings.

Remaining performance obligations

The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of June 30, 2018:

MIS
Total	Less than 1 year	1 - 5 years	6 - 10 Years	11 - 15 years	16-20 years	Over 20 Years
$131.9	$6.2	$65.6	$41.7	$8.0	$4.3	$6.1

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

MA
Total	Less than 1 Year	1 -2 Years	Over 2 Years
$1,384.7	$1,050.1	$232.6	$102.0

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2018 as well as amounts not yet invoiced to customers as of June 30, 2018 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products.

NOTE 4. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation cost	$34.4	$28.7	$69.5	$57.1
Tax benefit	$7.3	$9.4	$14.5	$18.5

During the first six months of 2018, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $45.87 per share based on the Black-Scholes option-pricing model. The Company also granted 0.7 million shares of restricted stock in the first six months of 2018, which had a weighted average grant date fair value of $167.48 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $162.42 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2018:

Expected dividend yield	1.05%
Expected stock volatility	25.6%
Risk-free interest rate	2.81%
Expected holding period	6.2 years
Grant date fair value	$45.87

Unrecognized stock-based compensation expense at June 30, 2018 was $9.7 million and $191.4 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.4 years and 1.7 years, respectively. Additionally, there was $37.5 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended
	June 30,
Exercise of stock options:	2018	2017
Proceeds from stock option exercises	$31.9	$35.3
Aggregate intrinsic value	$84.4	$52.2
Tax benefit realized upon exercise	$20.6	$18.3
Number of shares exercised	0.7	0.8

	Six Months Ended
	June 30,
Vesting of restricted stock:	2018	2017
Fair value of shares vested	$148.7	$107.9
Tax benefit realized upon vesting	$34.3	$34.1
Number of shares vested	0.9	1.0

	Six Months Ended
	June 30,
Vesting of performance-based restricted stock:	2018	2017
Fair value of shares vested	$23.0	$19.5
Tax benefit realized upon vesting	$5.5	$6.9
Number of shares vested	0.1	0.2

NOTE 5. INCOME TAXES

Moody’s effective tax rate was 23.7% and 32.1% for the three months ended June 30, 2018 and 2017, respectively, and 19.4% and 27.8% for the six month periods ended June 30, 2018 and 2017, respectively. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the ETR in the first half of 2018 includes an approximate $36 million benefit relating to Excess Tax Benefits on stock-based compensation as well as a net uncertain tax position benefit pursuant to statute of limitation lapses. The ETR in the first half of 2017 reflected the non-taxable CCXI gain and approximately $28 million in Excess Tax Benefits on stock-based compensation partially offset by tax on the Purchase Price Hedge Gain which was taxed in a higher tax jurisdiction.

On December 22, 2017, the Tax Act was signed into law which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities of the Tax Act, the SEC issued guidance requiring that companies provide a reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, as of December 31, 2017, the Company recorded a provisional estimate for the transition tax of $247.3 million, a portion of which will be payable over eight years, starting in 2018, and will not accrue interest. The above provisional estimate may be impacted by a number of additional considerations, including but not limited to the issuance of regulations and our ongoing analysis of the new law.

As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company continues to evaluate which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided non-U.S. deferred taxes for those entities whose earnings are not considered permanently reinvested outside of the U.S.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $92.6 million ($92.3 million net of federal tax) during the second quarter of 2018 and a net increase in its UTPs during the first six months of 2018 of $9.2 million ($7.5 million net of federal tax). The movement in UTPs was primarily related to balance sheet classifications regarding the transition tax under U.S. tax reform.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2013 through 2016 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2016 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended
	June 30,
	2018	2017
Income taxes paid	$237.3	$83.9

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic	191.9	191.0	191.6	191.1
Dilutive effect of shares issuable under stock-based compensation plans	2.5	2.8	2.9	3.0

Diluted	194.4	193.8	194.5	194.1

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.7	0.7	1.0

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2018 and 2017.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2018
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$35.6	$—	$35.6	$35.6	$—	$—
Certificates of deposit and money market deposit accounts (1)	$421.9	$—	$421.9	$315.1	$101.2	$5.6
Fixed maturity and open ended mutual funds (2)	$37.3	$5.1	$42.4	$—	$—	$42.4

	As of December 31, 2017
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$42.2	$—	$42.2	$42.2	$—	$—
Certificates of deposit and money market deposit accounts (1)	$351.4	$—	$351.4	$238.6	$111.8	$1.0
Fixed maturity and open ended mutual funds (2)	$16.8	$4.3	$21.1	$—	$—	$21.1

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at both June 30, 2018 and December 31, 2017. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 42 months at June 30, 2018 and 15 to 48 months at December 31, 2017. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)

Consists of investments in fixed maturity mutual funds and open-ended mutual funds. The remaining contractual maturities for the fixed maturity instruments is one month at June 30, 2018 and range from six months to seven months at December 31, 2017.

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

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)
Current assets		$158.4
Property and equipment, net		4.2
Intangible assets:
Customer relationships (23 year weighted average life)	$998.7
Product technology (12 year weighted average life)	258.5
Trade name (18 year weighted average life)	82.3
Database (10 year weighted average life)	12.9

Total intangible assets (21 year weighted average life)		1,352.4
Goodwill		2,614.7
Other assets		5.9
Liabilities
Deferred revenue	$(101.1)
Accounts payable and accrued liabilities	(44.3)
Deferred tax liabilities, net	(329.8)
Other liabilities	(118.4)

Total liabilities		(593.6)

Net assets acquired		$3,542.0

The Company has substantially completed the valuation analysis of the fair market value of assets and liabilities of the Bureau van Dijk business. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including reserves for uncertain tax positions and deferred tax liabilities. The determination of estimated useful lives of acquired intangibles assets is also substantially complete. Current assets in the table above include acquired cash of $36.0 million. Additionally, current assets include accounts receivable of approximately $88.0 million (net of an allowance for uncollectible accounts of $3.7 million).

The acquired deferred revenue balance of approximately $154 million was reduced by $53 million as part of acquisition accounting to establish the fair value of deferred revenue. This will reduce reported revenue by $53 million over the remaining contractual period of in-progress customer arrangements assumed as of the acquisition date. This resulted in approximately $6 million and $16 million less in reported revenue for the three and six months ended June 30, 2018, respectively, with the remaining approximate $2 million to reduce revenue in subsequent quarterly periods during 2018. Amortization of acquired intangible assets was $18.0 million and $36.6 million for three months and six months ended June 30, 2018, respectively.

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

Other Liabilities Assumed

In connection with the acquisition, the Company assumed liabilities relating to UTPs as well as deferred tax liabilities which relate to acquired intangible assets. These items are included in other liabilities in the table above.

Supplementary Unaudited Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the six months ended June 30, 2017 as if the acquisition of Bureau van Dijk occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2016. The unaudited pro forma information includes amortization of acquired intangible assets based on the purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

(Amounts in millions)	For six months ended June 30, 2017
Pro forma Revenue	$2,115.3
Pro forma Net Income attributable to Moody’s	$656.9

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of June 30, 2018	As of December 31, 2017
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	$500.0	$ —	3-month LIBOR
2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$ 80.0	$ 80.0	3-month LIBOR

Refer to Note 15 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded
Interest expense, net		$(53.4)	$(49.7)	$(104.1)	$(97.1)

Descriptions	Location on Statement of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(0.4)	$1.8	$(0.5)	$4.2
Fair value changes on interest rate swaps	Interest expense, net	$(2.3)	$3.1	$(11.5)	$0.1
Fair value changes on hedged debt	Interest expense, net	$2.3	$(3.1)	$11.5	$(0.1)

Cash flow hedges

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The purpose of this cross-currency swap was to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that initially was not designated as a net investment hedge. Under the terms of the swap, the Company paid the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty paid the Company interest on the €100 million paid at 1.75% per annum. These interest payments were settled in March of each year, beginning in 2016, until early termination of the cross-currency swap in 2017 which was at the discretion of the Company. In March 2016, the Company designated these cross-currency swaps as cash flow hedges. Accordingly, changes in fair value subsequent to the date the swaps were designated as cash flow hedges were recognized in OCI. Gains and losses on the swaps initially recognized in OCI were reclassified to the statement of operations in the period in which changes in the underlying hedged item affects net income. On December 18, 2017, the Company terminated the cross-currency swap and designated the full €500 million principal of the 2015 Senior Notes as a net investment hedge as discussed below.

Net investment hedges

The Company has designated €500 million of the 2015 Senior Notes Due 2027 as a net investment hedge. This hedge is intended to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. This net investment hedge is designated as an accounting hedge under the applicable sections of Topic 815 of the ASC and will end upon the repayment of the notes in 2027 unless terminated earlier at the discretion of the Company.

In addition, during the second quarter of 2018 the Company entered into cross-currency swaps to exchange an aggregate amount of €490.1 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $580.0 million with corresponding interest based on the floating 3-month U.S. LIBOR, which were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. These hedges will expire and be settled in 2021 and 2022 for €422.5 million and €67.6 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

Beginning in 2018 with the Company’s initial application of ASU 2017-12, net periodic interest settlements and accruals on the cross currency swaps (which would include any cross-currency basis spread adjustment) are reported directly in interest expense, net. Changes in the fair value of the cross-currency swaps resulting from changes in the foreign exchange spot rate will continue to be recorded within the cumulative translation component of OCI.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)		2018 (c)	2017 (d)
Cross currency swaps	$4.0	$—	$—	$—		$2.1	$—
FX forwards	—	0.8	—	—		—	—
Long-term debt	23.4	(17.5)	—	—		—	—

Total net investment hedges	$27.4	$(16.7)	$—	$—		$2.1	$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$3.6	$0.1	$4.3	(b)	$—	$0.4
Interest rate contracts	—	(0.4)	—	(1.0)		—	—

Total cash flow hedges	$—	$3.2	$0.1	$3.3		$—	$0.4

Total	$27.4	$(13.5)	$0.1	$3.3		$2.1	$0.4

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)		2018(c)	2017(d)
Cross currency swaps	$4.0	$—	$	$—		$2.1	$—
FX forwards	—	0.8	—	—		—	—
Long-term debt	12.5	(21.1)	—	—		—	—

Total net investment hedges	$16.5	$(20.3)	$—	$—		$2.1	$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$1.5	$3.4	$0.2	$5.3	(b)	$—	$0.4
Interest rate contracts	—	(0.4)	—	(1.1)		—	—

Total cash flow hedges	$1.5	$3.0	$0.2	$4.2		$—	$0.4

Total	$18.0	$(17.3)	$0.2	$4.2		$2.1	$0.4

(a)	For the three and six months ended June 30, 2017, amount of gain or (loss) represents only the effective portion of the hedging relationship as this period was prior to the Company’s 2018 initial application of ASU 2017-12.
(b)	For the three and six months ended June 30, 2017, reflects $7.1 million and $8.6 million, respectively in gains recorded in other non-operating income (expense), net and $2.8 million and $3.3 million relating to the tax effect of the aforementioned item.
(c)	Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts recognized directly into Net Income during the three and six months ended June 30, 2018 related to its cross-currency swaps represent net periodic interest settlements and accruals which are recognized in interest expense, net.
(d)	For the three and six months ended June 30, 2017, amount of gain or (loss) recognized directly into income represents the ineffective portion of the hedging relationship. No hedging instruments for which ineffectiveness was recognized directly into Net Income in 2017 or in years prior were outstanding at the date of adoption of ASU 2017-12.

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2018	December 31, 2017
Net investment hedges
Cross currency swaps	$4.0	$—
FX forwards	23.5	23.5
Long-term debt	(12.2)	(24.7)

Total net investment hedges	$15.3	$(1.2)

Cash flow hedges
Interest rate contracts	$(0.4)	$(0.4)
Cross currency swap	2.6	1.3

Total cash flow hedges	2.2	0.9

Total net gain (loss) in AOCI	$17.5	$(0.3)

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through November 2018.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30,			December 31,
	2018			2017
	Sell	Buy		Sell	Buy
Notional amount of currency pair:
Contracts to sell USD for GBP	$707.7		£511.1	$484.7		£362.3
Contracts to sell USD for Japanese Yen	$25.5		¥2,700.0	$24.3		¥2,700.0
Contracts to sell USD for Canadian dollars	$69.2	C$	89.0	$51.7	C$	64.0
Contracts to sell USD for Singapore dollars	$8.1	S$	11.0	$39.2	S$	53.0
Contracts to sell USD for Euros	$75.2		€63.3	$465.2		€390.0

NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars

Foreign Exchange Options

The Company entered into a foreign currency collar in 2017 consisting of option contracts to economically hedge the Bureau van Dijk euro denominated purchase price (as discussed further in Note 8 of the financial statements). These option contracts were not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. The foreign currency option contracts consisted of separate put and call options each in the aggregate notional amount of €2.7 billion. This collar was settled at the end of July 2017, in advance of the August 10, 2017 closing of the Bureau van Dijk acquisition.

The following table summarizes the impact to the consolidated statements of operations relating to the net (losses) gains on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2018	2017	2018	2017
Foreign exchange forwards	Other non-operating income, net	$(44.9)	$7.1	$(17.3)	$4.8
FX collar relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	41.2	—	41.2

		$(44.9)	$48.3	$(17.3)	$46.0

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$5.4	$—
Interest rate swaps	Other assets	—	0.5

Total derivatives designated as accounting hedges		5.4	0.5

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.4	12.5

Total assets		$5.8	$13.0

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Other non-current liabilities	$14.5	$3.5

Total derivatives designated as accounting hedges		14.5	3.5

Non-derivative instrument designated as accounting hedge
Long-term debt designated as net investment hedge	Long-term debt	583.8	600.4
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	33.3	2.0

Total liabilities		$631.6	$605.9

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2
Additions/adjustments	—	—	—	(4.3)	—	(4.3)	(4.3)	—	(4.3)
Foreign currency translation adjustments	—	—	—	(86.2)	—	(86.2)	(86.2)	—	(86.2)

Ending balance	$285.2	$—	$285.2	$3,389.7	$(12.2)	$3,377.5	$3,674.9	$(12.2)	$3,662.7

	Year ended December 31, 2017
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6
Additions/adjustments	—	—	—	2,622.6	—	2,622.6	2,622.6	—	2,622.6
Foreign currency translation adjustments	8.2	—	8.2	98.8	—	98.8	107.0	—	107.0

Ending balance	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2

The 2018 additions/adjustments for the MA segment in the table above relate to certain adjustments relating to Bureau van Dijk’s acquired accounts payable and accrued liabilities as of the acquisition date.

The 2017 additions/adjustments for the MA segment in the table above relate to the acquisition of Bureau van Dijk and structured finance data and analytics business of SCDM.

Acquired intangible assets and related amortization consisted of:

	June 30,	December 31,
	2018	2017
Customer relationships	$1,312.7	$1,345.1
Accumulated amortization	(186.9)	(159.9)

Net customer relationships	1,125.8	1,185.2

Trade secrets	29.9	30.2
Accumulated amortization	(28.1)	(28.1)

Net trade secrets	1.8	2.1

Software/product technology	349.0	358.6
Accumulated amortization	(89.8)	(78.0)

Net software/product technology	259.2	280.6

Trade names	158.8	161.6
Accumulated amortization	(31.0)	(26.7)

Net trade names	127.8	134.9

Other (1)	56.8	57.4
Accumulated amortization	(30.0)	(28.6)

Net other	26.8	28.8

Total acquired intangible assets, net	$1,541.4	$1,631.6

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization expense	$25.1	$8.6	$50.8	$17.1

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2018 (after June 30)	$49.2
2019	94.8
2020	92.4
2021	92.2
2022	91.5
Thereafter	1,121.3

Total estimated future amortization	$1,541.4

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the six months ended June 30, 2018 and 2017.

NOTE 11. FAIR VALUE

The table below presents information about items that are carried at fair value at June 30, 2018 and December 31, 2017:

	Fair Value Measurement as of June 30, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (a)	$5.8	$—	$5.8
Money market mutual funds	35.6	35.6	—
Fixed maturity and open ended mutual funds	42.4	42.4	—

Total	$83.8	$78.0	$5.8

Liabilities:
Derivatives (a)	$47.8	$—	$47.8

Total	$47.8	$—	$47.8

	Fair Value Measurement as of December 31, 2017
Description	Balance	Level 1	Level 2
Assets:
Derivatives (a)	$13.0	$—	$13.0
Money market mutual funds	42.2	42.2	—
Fixed maturity and open ended mutual funds	21.1	21.1	—

Total	$76.3	$63.3	$13.0

Liabilities:
Derivatives (a)	$5.5	$—	$5.5

Total	$5.5	$—	$5.5

(a)	Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 9 to the condensed consolidated financial statements.

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

NOTE 12. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30,	December 31,
	2018	2017
Other current assets:
Prepaid taxes	$114.7	$94.9
Prepaid expenses	83.5	91.7
Capitalized costs to obtain and fulfill sales contracts (1)	38.0	15.9
Other	50.7	47.6

Total other current assets	$286.9	$250.1

	June 30,	December 31,
	2018	2017
Other assets:
Investments in joint ventures	$107.2	$99.1
Deposits for real-estate leases	11.9	12.3
Indemnification assets related to acquisitions	16.3	17.0
Mutual funds and fixed deposits	48.0	22.1
Costs to obtain sales contracts (1)	67.1	—
Other	8.5	9.4

Total other assets	$259.0	$159.9

(1)

The 2018 amount reflects capitalized costs to obtain sales contracts (sales commissions) pursuant to the adoption of the New Revenue Accounting Standard, which are amortized over an average 7 year period as well as costs incurred and capitalized for in process ratings (current assets only).

	June 30,	December 31,
	2018	2017
Accounts payable and accrued liabilities:
Salaries and benefits	$93.3	$129.6
Incentive compensation	95.2	246.7
Customer credits, advanced payments and advanced billings	23.2	22.2
Self-insurance reserves	11.7	8.1
Dividends	4.4	6.2
Professional service fees	62.8	47.1
Interest accrued on debt	66.0	73.9
Accounts payable	22.5	21.8
Income taxes	85.1	79.2
Pension and other retirement employee benefits (see Note 14)	5.9	5.9
Accrued royalties	13.8	26.4
Foreign exchange forwards on certain assets and liabilities	33.3	2.0
Other	76.4	81.2

Total accounts payable and accrued liabilities	$593.6	$750.3

	June 30,	December 31,
	2018	2017
Other liabilities:
Pension and other retirement employee benefits (see Note 14)	$260.4	$244.5
Deferred rent - non-current portion	98.6	103.1
Interest accrued on UTPs	55.4	54.7
Other tax matters	1.3	1.3
Income tax liability - non-current (2)	173.2	232.2
Interest rate swaps	14.5	3.5
Other	22.5	24.7

Total other liabilities	$625.9	$664.0

(2)	Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2017.

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Balance January 1,	$8.1	$11.1
Accruals (reversals), net	4.2	9.6
Payments	(0.6)	(12.6)

Balance	$11.7	$8.1

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
FX gain/(loss)	$6.2	$3.8	$0.3	$(5.8)
Net periodic pension costs - other components (1)	2.9	2.1	5.2	3.8
Joint venture income	4.6	4.0	5.9	5.0
Other	1.2	0.5	4.5	(0.3)

Total	$14.9	$10.4	$15.9	$2.7

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in other non-operating income. The service cost component continues to be reported as an operating expense.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

Noncontrolling Interests
Balance at December 31, 2016	$197.7
Net income	7.1
Dividends	(3.3)
Purchase of noncontrolling interest	(1.0)
Non-controlling interests portion of foreign currency translation adjustments	13.0
Net realized and unrealized gain on available for sale securities	(0.7)

Balance at December 31, 2017	$212.8
Net income	5.6
Dividends	(1.3)
Non-controlling interests portion of foreign currency translation adjustments	0.1

Balance at June 30, 2018	$217.2

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Affected line in the consolidated statement of operations
Gains on cash flow hedges
Cross-currency swap	$0.1	$0.2	Interest expense, net
Income tax effect of items above	—	—	Provision for income taxes

Total net gains on cash flow hedges	0.1	0.2

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.7)	(1.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.3)	(0.8)	SG&A expense

Total before income taxes	(1.0)	(2.4)

Income tax effect of item above	0.3	0.7	Provision for income taxes

Total pension and other retirement benefits	(0.7)	(1.7)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.6)	$(1.5)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Affected line in the consolidated statement of operations
Gains on cash flow hedges
Cross-currency swap	$7.1	$8.6	Other non-operating expense, net
Treasury rate lock	(1.0)	(1.1)	Interest expense, net net

Total before income taxes	6.1	7.5
Income tax effect of item above	(2.8)	(3.3)	Provision for income taxes

Total net gains on cash flow hedges	3.3	4.2

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.2)	(2.7)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.7)	(1.6)	SG&A expense

Total before income taxes	(1.9)	(4.3)

Income tax effect of item above	0.8	1.7	Provision for income taxes

Total pension and other retirement benefits	(1.1)	(2.6)

Total net gains included in Net Income attributable to reclassifications out of AOCI	$2.2	$1.6

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2018					June 30, 2017
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance March 31,	$(60.5)	$2.3	$6.3	$—	$(51.9)	$(78.0)	$0.6	$(283.3)	$3.4	$(357.3)
Other comprehensive income/(loss) before reclassifications	1.2	—	(254.7)	—	(253.5)	4.9	3.2	41.5	0.2	49.8
Amounts reclassified from AOCI	0.7	(0.1)	—	—	0.6	1.1	(3.3)	—	—	(2.2)

Other comprehensive income/(loss)	1.9	(0.1)	(254.7)	—	(252.9)	6.0	(0.1)	41.5	0.2	47.6

Balance June 30,	$(58.6)	$2.2	$(248.4)	$—	$(304.8)	$(72.0)	$0.5	$(241.8)	$3.6	$(309.7)

	Six Months Ended
	June 30, 2018					June 30, 2017
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$(61.5)	$0.9	$(113.9)	$2.3	$(172.2)	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)
Adoption of ASU 2016-01 (Refer to Note 1 and Note 2)	—	—	—	(2.3)	(2.3)	—	—	—	—	—
Other comprehensive income/(loss) before reclassifications	1.2	1.5	(134.5)	—	(131.8)	4.9	3.0	48.4	0.5	56.8
Amounts reclassified from AOCI	1.7	(0.2)	—	—	1.5	2.6	(4.2)	—	—	(1.6)

Other comprehensive income/(loss)	2.9	1.3	(134.5)	(2.3)	(132.6)	7.5	(1.2)	48.4	0.5	55.2

Balance June 30,	$(58.6)	$2.2	$(248.4)	$—	$(304.8)	$(72.0)	$0.5	$(241.8)	$3.6	$(309.7)

NOTE 14. PENSION AND OTHER RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The U.S. plans provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans”. The non-U.S. defined benefit pension plans are immaterial.

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan formulas.

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2018	2017	2018	2017
Components of net periodic expense
Service cost	$4.6	$4.3	$0.8	$0.6
Interest cost	4.4	4.5	0.2	0.3
Expected return on plan assets	(3.8)	(4.2)	—	—
Amortization of net actuarial loss from earlier periods	1.5	2.1	—	—
Amortization of net prior service costs from earlier periods	(0.1)	—	—	—

Net periodic expense	$6.6	$6.7	$1.0	$0.9

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2018	2017	2018	2017
Components of net periodic expense
Service cost	$9.4	$9.2	$1.5	$1.2
Interest cost	8.8	9.2	0.5	0.6
Expected return on plan assets	(7.6)	(8.3)	—	—
Amortization of net actuarial loss from earlier periods	3.1	4.5	—	—
Amortization of net prior service costs from earlier periods	(0.2)	—	(0.1)	(0.1)

Net periodic expense	$13.5	$14.6	$1.9	$1.7

The Company made payments of $2.2 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans during the six months ended June 30, 2018. The Company anticipates making a contribution of approximately $16 million to its funded pension plan in the second half of 2018. Additionally, the Company anticipates making payments of $3.1 million and $0.7 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2018.

NOTE 15. INDEBTEDNESS

The following table summarizes total indebtedness:

	June 30, 2018
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$(7.3)	$(0.8)	$(0.9)	$491.0
4.50% 2012 Senior Notes, due 2022	500.0	(2.8)	(1.8)	(1.6)	493.8
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.7)	(2.2)	496.1
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(4.4)	(0.2)	(0.7)	444.7
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.6)	597.7
1.75% 2015 Senior Notes, due 2027	583.8	—	—	(3.3)	580.5
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.1)	(2.9)	496.0
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.1)	299.9
2.625% 2017 Senior Notes, due 2023	500.0	—	(1.0)	(3.2)	495.8
3.25% 2017 Senior Notes, due 2028	500.0	—	(5.0)	(3.8)	491.2
3.25% 2018 Senior Notes, due 2021	300.0	—	(0.4)	(1.7)	297.9
2017 Term Loan Facility, due 2020	50.0	—	—	(0.5)	49.5
Commercial Paper	90.0	—	(0.1)	—	89.9

Total debt	$5,373.8	$(14.5)	$(8.8)	$(26.5)	$5,324.0

Current portion					(389.8)

Total long-term debt					$4,934.2

	December 31, 2017
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$—	$(1.0)	$(1.2)	$497.8
4.50% 2012 Senior Notes, due 2022	500.0	(0.8)	(2.0)	(1.7)	495.5
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.8)	(2.4)	495.8
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(2.2)	(0.2)	(1.1)	446.5
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.7)	597.6
1.75% 2015 Senior Notes, due 2027	600.4	—	—	(3.6)	596.8
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.3)	(3.2)	495.5
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.5)	299.5
2.625% 2017 Senior Notes, due 2023	500.0	—	(1.1)	(3.5)	495.4
3.25% 2017 Senior Notes, due 2028	500.0	—	(5.2)	(3.9)	490.9
2017 Term Loan Facility, due 2020	500.0	—	—	(0.7)	499.3
Commercial Paper	130.0	—	(0.1)	—	129.9

Total debt	$5,580.4	$(3.0)	$(9.4)	$(27.5)	$5,540.5

Current portion					(429.4)

Total long-term debt					$5,111.1

(1)

The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2014 Senior Notes (5-Year) and the 2017 Senior Notes due 2021 which are more fully discussed in Note 9 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Term Loan Facility

In the second quarter of 2018, the Company repaid $450 million of the 2017 Term Loan Facility. As of June 30, 2018, the Company has $50 million outstanding under the 2017 Term Loan Facility.

Commercial Paper

As of June 30, 2018, the Company has CP borrowings outstanding of $90 million with a weighted average maturity date at the time of issuance of 33 days. At June 30, 2018, the weighted average remaining maturity and interest rate on CP outstanding was 11 days and 2.35% respectively.

Notes Payable

On June 1, 2018, the Company issued $300 million aggregate principal amount of senior unsecured notes in a public offering. The 2018 Senior Notes bear interest at the annual fixed rate of 3.250% and mature on June 7, 2021. Interest on the notes will be due semi-annually on June 7 and December 7 of each year, commencing December 7, 2018. The Company may redeem, in whole or in part, the notes at any time, at a price equal to the greater of (i) 100% of the principal amount being prepaid, plus accrued and unpaid interest, and (ii) the make-whole redemption price set forth in the notes, plus accrued and unpaid interest. Notwithstanding the preceding sentence, the Company may redeem all or a portion of the notes at its option at any time on or after May 7, 2021 (one month prior to their maturity), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon the occurrence of a Change of Control Triggering Event (as defined in the Indenture) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any Indebtedness (as defined in the Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

At June 30, 2018, the Company was in compliance with all covenants contained within all of its debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2018, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Term Loan Facility due 2020	2017 Floating Rate Senior Notes due 2018	2017 Senior Notes due 2021	2017 Notes due 2023	2017 Notes due 2028	2018 Notes due 2021	Commercial Paper	Total
2018 (after June 30,)	$—	$—	$—	$—	$—	$—	$—	$300.0	$—	$—	$—	$—	$90.0	$390.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	50.0	—	—	—	—	—	—	550.0
2021	—	—	—	—	—	—	—	—	500.0	—	—	300.0	—	800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	—	500.0
Thereafter	—	—	500.0	—	600.0	583.8	—	—	—	500.0	500.0	—	—	2,683.8

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$583.8	$50.0	$300.0	$500.0	$500.0	$500.0	$300.0	$90.0	$5,373.8

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income	$3.4	$4.6	$6.6	$8.7
Expense on borrowings	(49.4)	(46.4)	(100.7)	(91.1)
UTPs and other tax related liabilities	(2.8)	(3.4)	(1.0)	(5.5)
Net periodic pension costs - interest component (1)	(4.9)	(4.7)	(9.6)	(9.7)
Capitalized	0.3	0.2	0.6	0.5

Total	$(53.4)	$(49.7)	$(104.1)	$(97.1)

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in other non-operating income. The service cost component continues to be reported as an operating expense.

The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2018	2017
Interest paid	$102.5	$88.5

The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes, the 2014 Senior Notes (5-Year), the 2012 Senior Notes and the 2017 Senior Notes due 2021 which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.

The fair value and carrying value of the Company’s debt (excluding Commercial Paper) as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2010 Senior Notes	$491.0	$522.9	$497.8	$537.9
2012 Senior Notes	493.8	516.8	495.5	535.6
2013 Senior Notes	496.1	525.6	495.8	547.8
2014 Senior Notes (5-Year)	444.7	448.9	446.5	452.8
2014 Senior Notes (30-Year)	597.7	675.5	597.6	722.4
2015 Senior Notes	580.5	601.9	596.8	617.7
2.75% 2017 Senior Notes, due 2021	496.0	488.6	495.5	500.0
2017 Floating Rate Senior Notes	299.9	300.1	299.5	300.2
2.65% 2017 Senior Notes, due 2023	495.8	478.7	495.4	494.8
3.25% 2017 Senior Notes, due 2028	491.2	472.2	490.9	493.6
2017 Term Loan Facility, due 2020	49.5	49.5	499.3	499.3
3.25% 2018 Senior Notes, due 2021	297.9	299.5	—	—

Total	$5,234.1	$5,380.2	$5,410.6	$5,702.1

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 16. CONTINGENCIES

Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 5 to the financial statements.

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

NOTE 17. SEGMENT INFORMATION

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

	Three Months Ended June 30,
	2018				2017
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated*
Revenue	$782.9	$425.2	$(33.0)	$1,175.1	$713.7	$317.6	$(30.8)	$1,000.5
Operating, SG&A	303.6	320.1	(33.0)	590.7	289.7	242.0	(30.8)	500.9

Adjusted Operating Income	479.3	105.1	—	584.4	424.0	75.6	—	499.6

Less:
Depreciation and amortization	16.7	31.7	—	48.4	18.9	14.0	—	32.9
Acquisition-Related Expenses	—	2.0	—	2.0	—	6.6	—	6.6

Operating income	$462.6	$71.4	$—	$534.0	$405.1	$55.0	$—	$460.1

	Six Months Ended June 30,
	2018				2017
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated*
Revenue	$1,532.6	$837.0	$(67.8)	$2,301.8	$1,407.9	$628.3	$(60.5)	$1,975.7
Operating, SG&A	614.0	630.5	(67.8)	1,176.7	575.9	481.5	(60.5)	996.9

Adjusted Operating Income	918.6	206.5	—	1,125.1	832.0	146.8	—	978.8

Less:
Depreciation and amortization	33.5	64.0	—	97.5	37.8	27.6	—	65.4
Acquisition-Related Expenses	—	2.8	—	2.8	—	6.6	—	6.6

Operating income	$885.1	$139.7	$—	$1,024.8	$794.2	$112.6	$—	$906.8

*	Pursuant to the adoption of a new accounting standard relating to pension accounting as more fully discussed in Note 1, only the service cost component of net periodic pension expense will be classified within operating and SG&A expenses with the remaining components being classified as non-operating expenses. Prior period segment results have been restated to reflect this reclassification. Accordingly, operating and SG&A expenses for MIS and MA for the three months ended June 30, 2017 were reduced by $1.7 million and $0.9 million. For the six months ended June 30, 2017 operating and SG&A expenses for MIS and MA were reduced by $3.8 million and $2.1 million, respectively.

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$625.4	$567.8	$1,223.1	$1,145.6
International:
EMEA	356.1	252.0	703.4	488.3
Asia-Pacific	123.7	118.0	243.9	217.4
Americas	69.9	62.7	131.4	124.4

Total International	549.7	432.7	1,078.7	830.1

Total	$1,175.1	$1,000.5	$2,301.8	$1,975.7

NOTE 18. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows will depend on classification as either a finance or operating lease. During July 2018, the FASB issued additional updates to the new lease accounting standard. ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” clarifies certain aspects of the new lease accounting standard. In addition, ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements” provides companies with the option to apply the provisions of the new lease accounting standard on the date of adoption (effective date of January 1, 2019 for Moody’s), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without adjusting the comparative periods presented as initially required. The Company is currently evaluating the impact of these ASUs on the Company’s financial statements and believes that the most notable impact to its financial statements upon the adoption of the new lease accounting standard will be the recognition of a material right-of-use asset and lease liability for its real estate leases.

At June 30, 2018, the Company is progressing in its assessment and documentation of key judgmental areas relating to the adoption of the new lease accounting standard and the accumulation and evaluation of all necessary information required to properly apply the new guidance. Additionally, the Company is in the process of implementing a software solution to support the accounting set forth in the new standard and is also in the process of assessing the impact that the new standard will have on its processes and internal controls.

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

In February 2018, FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current GAAP, adjustments to deferred tax assets and liabilities related to a change in tax laws or rates are included in income from continuing operations, even in situations where the related items were originally recognized in OCI (commonly referred to as a “stranded tax effect”). The provisions of this ASU permit the reclassification of the stranded tax effect related to the Tax Act from AOCI to retained earnings. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act were recognized. The Company is currently in the process of quantifying the amount of the reclassification from AOCI to retained earnings relating to the aforementioned stranded tax effect of the Tax Act.

In June 2018, the FASB issued ASU No. 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this ASU will have a significant impact on the Company’s consolidated financial statements.

NOTE 19. SUBSEQUENT EVENT

On July 9, 2018, the Board approved the declaration of a quarterly dividend of $0.44 per share of Moody’s common stock, payable on September 10, 2018 to shareholders of record at the close of business on August 20, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 81 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2017, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than certain updates reported in the Company’s Form 10-Q for the three months ended March 31, 2018 relating to the critical accounting estimate disclosures for revenue recognition due to the adoption of the New Revenue Accounting Standard and goodwill and other acquired intangible assets pursuant to a reallocation of goodwill among certain of the Company’s reporting units resulting from the Bureau van Dijk acquisition.

Reportable Segments

The Company is organized into two reportable segments at June 30, 2018: MIS and MA, which are more fully described in the section entitled “The Company” above.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Executive Summary

•	Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 10, 2017.

•	Moody’s revenue in the second quarter of 2018 totaled $1,175.1 million, an increase of $174.6 million, or 17%, compared to 2017 reflecting growth in both segments.

•

MIS revenue was 10% higher compared to the prior year with the main drivers of the growth reflecting strength in bank loan issuance coupled with continued strength in CLO issuance. Partially offsetting these increases were declines in non-U.S. investment-grade corporate debt revenue.

•

MA revenue grew 35% compared to the prior year reflecting growth across all LOBs and included approximately $80 million in revenue (net of an approximate $6 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements), or approximately 26 percentage points of the growth, from Bureau van Dijk.

•

Total operating expenses excluding D&A increased $85.2 million, or 17% compared to 2017, primarily driven by approximately $47 million in Bureau van Dijk operating expenses, or nine percentage points of the growth, $15 million due to higher salaries and employee benefit costs relating to annual compensation increases and headcount growth, as well as higher legal accruals and the unfavorable impact of foreign exchange.

•	D&A increased $15.5 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

•	Operating margin was 45.4% compared to 46.0% in the prior year. Adjusted Operating Margin was 49.7% compared to 49.9% in the prior year period.

•	The change in total non-operating (expense) income, net compared to the prior year is primarily due to the $41.2 million Purchase Price Hedge Gain in 2017.

•

The ETR in the second quarter of 2018 was 23.7%, down from 32.1% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the ETR in 2018 includes an approximate $5 million benefit relating to Excess Tax Benefits on stock-based compensation compared to approximately $9 million in 2017.

•

Diluted EPS of $1.94 increased $0.33 compared to 2017. Adjusted Diluted EPS of $2.04 increased $0.49 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted EPS).

Moody’s Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
United States	$625.4	$567.8	10%
International:
EMEA	356.1	252.0	41%
Asia-Pacific	123.7	118.0	5%
Americas	69.9	62.7	11%

Total International	549.7	432.7	27%

Total	1,175.1	1,000.5	17%

Expenses:
Operating	320.2	284.8	(12%)
SG&A	270.5	216.1	(25%)
Depreciation and amortization	48.4	32.9	(47%)
Acquisition-Related Expenses	2.0	6.6	70%

Total	641.1	540.4	(19%)

Operating income	$534.0	$460.1	16%

Adjusted Operating Income (1)	$584.4	$499.6	17%

Interest expense, net	$(53.4)	$(49.7)	(7%)
Other non-operating income, net	14.9	10.4	43%
Purchase Price Hedge Gain	—	41.2	NM

Non-operating (expense) income, net	(38.5)	1.9	NM

Net income attributable to Moody’s	$376.2	$312.2	20%
Diluted weighted average shares outstanding	194.4	193.8	—
Diluted EPS attributable to Moody’s common shareholders	$1.94	$1.61	20%
Adjusted Diluted EPS (1)	$2.04	$1.55	32%
Operating margin	45.4%	46.0%
Adjusted Operating Margin (1)	49.7%	49.9%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,			% Change
	2018		2017
United States	3,594		3,404	6%
International	8,682		7,214	20%

Total	12,276	*	10,618	16%

* Includes approximately 900 employees from the acquisition of Bureau van Djik

Global revenue of $1,175.1 million in the second quarter of 2018 increased $174.6 million, or 17%, compared to 2017 reflecting growth in both MIS and MA.

Transaction revenue accounted for 48% of global MCO revenue in the second quarter of 2018 compared to 51% in the prior year.

U.S. revenue of $625.4 million in the second quarter of 2018 increased $57.6 million compared to the prior year, reflecting growth in both MIS and MA.

Non-U.S. revenue of $549.7 million increased $117.0 million compared to the second quarter of 2017 reflecting growth across all regions in both reportable segments, and included approximately $70 million in revenue from Bureau van Dijk.

Operating expenses were $320.2 million in the second quarter of 2018, or 12% higher compared to 2017, primarily due to approximately $25 million of Bureau van Dijk expenses and approximately $10 million in higher salaries and employee benefit expense which includes the impact of annual compensation increases and headcount growth.

SG&A expenses of $270.5 million in the second quarter of 2018 increased $54.4 million from the prior year period reflecting approximately $22 million of Bureau van Dijk expenses and an approximate $10 million increase in salaries and employee benefit expenses which includes the impact of annual compensation increases. Additionally, the increase reflected the unfavorable impact of foreign exchange translation and higher legal accruals.

D&A increased $15.5 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Operating income of $534.0 million in the second quarter of 2018 increased $73.9 million compared to 2017, resulting in an operating margin of 45.4%, compared to 46.0% in the prior year. Adjusted Operating Income of $584.4 million in the second quarter of 2018 increased $84.8 million compared to 2017, resulting in an Adjusted Operating Margin of 49.7% compared to 49.9% in the prior year period.

Interest expense, net in the second quarter of 2018 was ($53.4) million, a $3.7 million increase in expense compared to 2017 due to interest and fees on additional debt issued in 2017 to fund the acquisition of Bureau van Dijk and the 2018 Senior Notes issued in the second quarter of 2018, all of which are more fully discussed in Note 15 to the condensed consolidated financial statements. Refer to the section entitled “Liquidity and Capital Resources” of this MD&A for further discussion regarding cash flows relating to the Company’s indebtedness. These increases were partially offset by benefits realized from cross-currency swaps executed in the second quarter of 2018, which are more fully discussed in Note 9 to the financial statements.

Other non-operating income, net was $14.9 million in the second quarter of 2018, a $4.5 million increase compared to 2017 which included FX gains of approximately $6 million in 2018 compared to FX gains of approximately $4 million in the prior year.

The Purchase Price Hedge Gain in 2017 for $41.2 million reflected unrealized gains on FX collars executed by the Company to economically hedge the euro denominated purchase price of the Bureau van Dijk acquisition.

The ETR of 23.7% in the second quarter of 2018 was 840BPS lower than the second quarter of 2017 reflecting a lower enacted corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the second quarter of 2018 ETR includes an approximate $5 million benefit relating to Excess Tax Benefits on stock-based compensation compared to approximately $9 million in the second quarter of 2017.

Diluted EPS of $1.94 in the second quarter of 2018 increased $0.33 from 2017. Excluding Acquisition-Related Amortization and Acquisition-Related Expenses in both 2018 and 2017 and the Purchase Price Hedge Gain in 2017, Adjusted Diluted EPS of $2.04 in 2018 increased $0.49. Diluted EPS in 2018 and 2017 included $0.02 and $0.05, respectively, relating to Excess Tax Benefits on stock-based compensation.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Corporate finance (CFG)	$377.6	$355.8	6%
Structured finance (SFG)	141.6	119.2	19%
Financial institutions (FIG)	120.6	102.4	18%
Public, project and infrastructure finance (PPIF)	108.1	104.7	3%

Total ratings revenue	747.9	682.1	10%

MIS Other	4.4	4.6	(4%)

Total external revenue	752.3	686.7	10%

Intersegment royalty	30.6	27.0	13%

Total	782.9	713.7	10%

Expenses:
Operating and SG&A (external)	301.2	285.9	(5%)
Operating and SG&A (intersegment)	2.4	3.8	37%

Adjusted Operating Income	479.3	424.0	13%

Depreciation and amortization	16.7	18.9	12%

Operating income	$462.6	$405.1	14%

Adjusted Operating Margin	61.2%	59.4%
Operating margin	59.1%	56.8%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $752.3 million in the second quarter of 2018 increased 10% compared to 2017, reflecting growth across all ratings LOBs. Also contributing to the growth was the favorable impact of changes in the mix of fee type and pricing increases in all LOBs.

Transaction revenue for MIS was 66% in the second quarter of 2018 compared to 65% in the second quarter of 2017.

In the U.S., revenue was $451.2 million in the second quarter of 2018, an increase of $38.8 million compared to 2017 reflecting growth in CFG, SFG and FIG, partially offset by declines in PPIF.

Non-U.S. revenue was $301.1 million in the second quarter of 2018, an increase of $26.8 million, or 10%, compared to 2017 reflecting strong growth in all ratings LOBs excluding CFG, where revenue was in line with the prior year.

Global CFG revenue of $377.6 million in the second quarter of 2018 increased 6% compared to 2017 reflecting higher bank loan revenue in the U.S. and EMEA resulting from increased M&A financing activity and strong investor demand for floating rate debt instruments. Additionally, the increase reflects growth in new ratings mandates, benefits from changes in the mix of fee type and pricing increases, as well as growth in recurring revenue resulting from an increase in monitored credits. These increases were partially offset by a decline in investment-grade revenue across all regions primarily due to rising benchmark interest rates in the U.S. and a less favorable issuance mix compared to the prior year in this sector. Transaction revenue represented 73% and 74% of total CFG revenue in the second quarter of 2018 and 2017, respectively. In the U.S., revenue was $242.3 million, $21.5 million higher than the prior year. Internationally, revenue of $135.3 million was flat compared to the prior year.

Global SFG revenue of $141.6 million in the second quarter of 2018 increased $22.4 million, or 19%, compared to 2017. Revenue in the U.S. of $93.3 million increased $11.7 million over 2017 primarily due to elevated new CLO formation associated with an increase in the supply of collateral and strong investor demand. Non-U.S. revenue in the second quarter of 2018 of $48.3 million increased $10.7 million compared to the prior year primarily reflecting growth across most asset classes in the EMEA region, most notably in structured credit which has benefited from increased bank loan issuance in the region. Transaction revenue was 67% of total SFG revenue in the second quarter of 2018 compared to 63% in the prior year.

Global FIG revenue of $120.6 million in the second quarter of 2018 increased 18% compared to 2017 primarily due to growth in the insurance sector reflecting refinancing activity and issuance to fund M&A activity coupled with benefits from changes in the mix of fee type and pricing increases. Additionally, the growth reflects higher banking revenue in the U.S. and Asia-Pacific. In the U.S., revenue was $54.4 million, $10.5 million higher compared to 2017. Internationally, revenue was $66.2 million, or $7.7 million higher compared to 2017. Transaction revenue was 47% of total FIG revenue in the second quarter of 2018 compared to 43% in the same period in 2017.

Global PPIF revenue was $108.1 million in the second quarter of 2018, an increase of $3.4 million, or 3%, compared to 2017. Non-U.S. PPIF revenue was $47.0 million and increased $8.3 million, or 21% compared to 2017 primarily reflecting a favorable issuance mix in EMEA public and infrastructure finance coupled with strong rated issuance volume growth in infrastructure finance in Latin America. PPIF revenue in the U.S. of $61.1 million was down $4.9 million compared to 2017 primarily due to lower PFG rated issuance volumes following the enactment of the Tax Act, which disallowed certain tax exemptions for advance refunding transactions. Transaction revenue was 64% in both second quarter of 2018 and 2017.

Operating and SG&A expenses in the second quarter of 2018 increased $15.3 million compared to 2017 primarily due to higher salaries and employee benefits costs reflecting annual compensation increases and headcount growth partially offset by lower incentive compensation accruals. Additionally, the increase reflects the unfavorable impact of foreign currency translation and higher legal accruals.

Adjusted Operating Income and operating income in the second quarter of 2018, which includes intersegment royalty revenue and intersegment expenses, were $479.3 million and $462.6 million, respectively, up 13% and 14%, respectively, compared to 2017. Adjusted Operating Margin was 61.2%, or 180BPS higher than 2017. Operating margin was 59.1%, or 230BPS higher compared to the second quarter of 2017.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended June 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Research, data and analytics (RD&A)	$279.9	$180.9	55%
Enterprise risk solutions (ERS)	105.5	97.3	8%
Professional services (PS)	37.4	35.6	5%

Total external revenue	422.8	313.8	35%

Intersegment revenue	2.4	3.8	(37%)

Total MA Revenue	425.2	317.6	34%

Expenses:
Operating and SG&A (external)	289.5	215.0	(35%)
Operating and SG&A (intersegment)	30.6	27.0	(13%)

Adjusted Operating Income	105.1	75.6	39%

Acquisition-Related Expenses	2.0	6.6	70%
Depreciation and amortization	31.7	14.0	(126%)

Operating income	$71.4	$55.0	30%

Adjusted Operating Margin	24.7%	23.8%
Operating margin	16.8%	17.3%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $109.0 million, or 35%, compared to the second quarter of 2017 reflecting growth in all LOBs. The most notable growth was in RD&A, which included approximately $80 million in revenue (net of an approximate $6 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements), or 26 percentage points of the growth, from the Bureau van Dijk acquisition. Additionally, the growth over the prior year reflects benefits from higher fees within MA’s recurring revenue base due to enhanced content and continued alignment of usage and licensing parameters. Recurring revenue comprised 84% and 80% of total MA revenue in the second quarter of 2018 and 2017, respectively. Favorable changes in FX rates contributed two percentage points to MA revenue growth in the second quarter of 2018.

In the U.S., revenue of $174.2 million in the second quarter of 2018 increased $18.8 million, and primarily reflected growth in RD&A.

Non-U.S. revenue of $248.6 million in the second quarter of 2018 was $90.2 million higher than in 2017 reflecting growth in RD&A (which includes approximately $70 million in non-U.S. revenue from Bureau van Dijk) coupled with growth in ERS.

Global RD&A revenue of $279.9 million, which comprised 66% of total external MA revenue in the second quarter of 2018, increased $99.0 million, or 55%, over the prior year period. U.S. revenue of $118.2 million and non-U.S. revenue of $161.7 million increased 16% and 104%, respectively, over the prior year, predominantly due to the impact of the aforementioned Bureau van Dijk acquisition. RD&A revenue included approximately $80 million in revenue, or 44 percentage points of the growth, from the Bureau van Dijk acquisition (net of an approximate $6 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements). RD&A revenue growth also reflects strong results in the credit research and rating data feeds product lines, where enhanced content and continued alignment of usage and licensing parameters have generated higher fees. Favorable changes in FX rates contributed two percentage points to RD&A revenue growth in the second quarter of 2018.

Global ERS revenue in the second quarter of 2018 of $105.5 million increased $8.2 million compared to 2017 driven by continued strong demand for subscription-based products, particularly in the risk analytics and insurance product verticals. These increases were partially offset by a revenue decline for perpetual software licenses. Additionally, the increase over prior year reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $42.6 million increased 5% compared to 2017. Non-U.S. revenue of $62.9 million increased 11% compared to the prior year.

Global PS revenue of $37.4 million in the second quarter of 2018 increased $1.8 million compared to 2017 primarily reflecting growth in the non-U.S. analytical and research services business which benefited from strong new sales and improved customer retention. In the U.S., revenue of $13.4 million was up 1% compared to the prior year. Non-U.S. revenue of $24.0 million increased 8% compared to the prior year.

Operating and SG&A expenses in the second quarter of 2018 increased $74.5 million compared to 2017. The expense growth includes approximately $47 million in Bureau van Dijk expenses coupled with higher compensation costs primarily reflecting annual salary increases and headcount growth.

Depreciation and amortization increased $17.7 million primarily due to amortization of Bureau van Dijk’s intangible assets.

Additionally, there were $2.0 million in Acquisition-Related Expenses relating to the Bureau van Dijk acquisition.

Adjusted Operating Income was $105.1 million in the second quarter of 2018 and increased $29.5 million compared to the same period in 2017. Operating income of $71.4 million in the second quarter of 2018 increased $16.4 million compared to the prior year. Adjusted Operating Margin for the second quarter of 2018 was 24.7%, compared to 23.8% in 2017. Operating margin was 16.8% compared to 17.3% in the prior year and included the aforementioned Acquisition-Related Expenses and amortization of Bureau van Dijk’s intangible assets. Adjusted Operating Income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Executive Summary

•	Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 10, 2017.

•	Moody’s revenue in the first six months of 2018 totaled $2,301.8 million, an increase of $326.1 million, or 17%, compared to 2017 reflecting growth in both segments.

•

MIS revenue was 9% higher compared to the prior year with the main driver of the increase reflecting strong growth in bank loans coupled with robust structured credit activity, primarily in the CLO asset class. Additionally, the growth reflected benefits from changes in the mix of fee type and pricing increases coupled with favorable changes in FX rates.

•

MA revenue grew 34% compared to the prior year reflecting growth across all LOBs and included approximately $154 million in revenue (net of an approximate $16 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements), or approximately 25 percentage points of the growth, from Bureau van Dijk. Favorable changes in FX rates also contributed to the growth.

•

Total operating expenses excluding D&A increased $176.0 million, or 18% compared to 2017, primarily driven by approximately $90 million in Bureau van Dijk operating expenses, or nine percentage points of the growth, approximately $27 million due to higher salaries and employee benefit costs relating to annual compensation increases and headcount growth, as well as the unfavorable impact of foreign exchange and higher legal accruals.

•	D&A increased $32.1 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

•	Operating margin was 44.5% in the first half of 2018, compared to 45.9% in the prior year. Adjusted Operating Margin was 48.9% in the first half of 2018 compared to 49.5% in the prior year.

•	The change in total non-operating (expense) income, net compared to the prior year is primarily due to the $59.7 million CCXI Gain and $41.2 million Purchase Price Hedge Gain in 2017.

•

The ETR in the first half of 2018 was 19.4%, down from 27.8% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act as well as net uncertain tax position benefits mainly resulting from statute of limitations lapses. Additionally, the ETR in 2018 includes an approximate $36 million benefit relating to Excess Tax Benefits on stock-based compensation compared to approximately $28 million in 2017.

•

Diluted EPS of $3.85 increased $0.46 compared to 2017, which included both the $0.31 CCXI Gain and the $0.13 Purchase Price Hedge Gain. Adjusted Diluted EPS of $4.06 in the first half of 2018 increased $1.01 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted EPS).

Moody’s Corporation

	Six months ended June 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
United States	$1,223.1	$1,145.6	7%

International:
EMEA	703.4	488.3	44%
Asia-Pacific	243.9	217.4	12%
Americas	131.4	124.4	6%

Total International	1,078.7	830.1	30%

Total	2,301.8	1,975.7	17%

Expenses:
Operating	635.1	560.1	(13%)
SG&A	541.6	436.8	(24%)
Depreciation and amortization	97.5	65.4	(49%)
Acquisition-Related Expenses	2.8	6.6	58%

Total	1,277.0	1,068.9	(19%)

Operating income	$1,024.8	$906.8	13%

Adjusted Operating Income (1)	$1,125.1	$978.8	15%

Interest expense, net	$(104.1)	$(97.1)	(7%)
Other non-operating income, net	15.9	2.7	NM
Purchase Price Hedge Gain	—	41.2	NM
CCXI Gain	—	59.7	NM

Non-operating (expense) income, net	$(88.2)	$6.5	NM

Net income attributable to Moody’s	$749.1	$657.8	14%
Diluted weighted average shares outstanding	194.5	194.1	—
Diluted EPS attributable to Moody’s common shareholders	$3.85	$3.39	14%
Adjusted Diluted EPS (1)	$4.06	$3.05	33%
Operating margin	44.5%	45.9%
Adjusted Operating Margin (1)	48.9%	49.5%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $2,301.8 million in the first half of 2018 increased $326.1 million, or 17%, compared to 2017 and reflected growth in both MIS and MA.

Transaction revenue accounted for 47% of global MCO revenue in the first half of 2018 compared to 51% in the prior year.

U.S. revenue of $1,223.1 million in 2018 increased $77.5 million over the prior year, reflecting growth in both reportable segments.

Non-U.S. revenue of $1,078.7 million increased $248.6 million from 2017 reflecting growth in both reportable segments, and included approximately $135 million of revenue from Bureau van Dijk.

Operating expenses were $635.1 million in the first six months of 2018, up $75.0 million from 2017, primarily due to approximately $50 million of Bureau van Dijk expenses and an approximate $18 million increase in salaries and employee benefits expenses which includes the impact of annual compensation increases and headcount growth. Additionally, the growth over the prior year includes the negative impact of foreign exchange translation.

SG&A expenses of $541.6 million in the first six months of 2018 increased $104.8 million from the prior year period primarily due to approximately $40 million of Bureau van Dijk expenses and an approximate $22 million increase in salaries and employee benefit expenses which includes the impact of annual compensation increases. Additionally, the increase reflected the unfavorable impact of foreign exchange translation and higher legal accruals.

D&A increased $32.1 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Operating income of $1,024.8 million in the first half of 2018 increased $118.0 million compared to 2017 and resulted in an operating margin of 44.5%, compared to 45.9% in the prior year. Adjusted Operating Income of $1,125.1 million in 2018 increased $146.3 million compared to 2017, resulting in an Adjusted Operating Margin of 48.9% compared to 49.5% in the prior year.

Interest expense, net in the first six months of 2018 was ($104.1) million, a $7.0 million increase in expense compared to 2017 primarily due to interest and fees on additional debt issued in 2017 to fund the acquisition of Bureau van Dijk and the issuance of the 2018 Senior Notes in the second quarter of 2018, both of which are more fully discussed in Note 15 to the condensed consolidated financial statements. Refer to the section entitled “Liquidity and Capital Resources” of this MD&A for further discussion regarding cash flows relating to the Company’s indebtedness. This increase was partially offset by lower tax-related interest due to a statute of limitations lapse in the first half of 2018 relating to an international tax matter coupled with benefits from cross-currency swaps executed in the first half of 2018, which are more fully discussed in Note 9 to the financial statements. Additionally, interest expense in 2017 included approximately $7 million due to the Make Whole Amount on the prepayment of the Series 2007-1 Notes.

Other non-operating income, net was $15.9 million in the first six months of 2018, a $13.2 million increase compared to 2017 primarily reflecting FX losses of approximately $6 million in 2017 compared to immaterial gains in 2018 coupled with a reversal of accrued penalties resulting from statute of limitations lapses relating to UTPs.

Additionally, Moody’s recognized the $59.7 million CCXI Gain and the $41.2 million Purchase Price Hedge Gain in the first half of 2017.

The ETR of 19.4% in the first half of 2018 includes the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the first half of 2018 ETR includes an approximate $36 million benefit relating to Excess Tax Benefits on stock-based compensation as well as net uncertain tax position benefits pursuant to statute of limitations lapses. The ETR in the first half of 2017 of 27.8% reflected the non-taxable CCXI Gain and approximately $28 million in Excess Tax Benefits on stock-based compensation, partially offset by tax on the Purchase Price Hedge Gain which was taxed in a higher tax jurisdiction.

Diluted EPS of $3.85 increased $0.46 compared to 2017, which included the $0.31 CCXI Gain and $0.13 Purchase Price Hedge Gain. Excluding Acquisition-Related Amortization and Acquisition-Related Expenses in both 2018 and 2017 and the CCXI Gain and Purchase Price Hedge Gain in 2017, Adjusted Diluted EPS of $4.06 in the first half of 2018 increased $1.01 compared to the prior year. Diluted EPS in 2018 and 2017 included $0.18 and $0.15, respectively, relating to Excess Tax Benefits on stock-based compensation.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Corporate finance (CFG)	$755.3	$708.6	7%
Structured finance (SFG)	271.3	219.4	24%
Financial institutions (FIG)	234.9	214.7	9%
Public, project and infrastructure finance (PPIF)	201.3	202.8	(1%)

Total ratings revenue	1,462.8	1,345.5	9%

MIS Other	9.4	9.4	—

Total external revenue	1,472.2	1,354.9	9%

Intersegment royalty	60.4	53.0	14%

Total	1,532.6	1,407.9	9%

Expenses:
Operating and SG&A (external)	606.6	568.4	(7%)
Operating and SG&A (intersegment)	7.4	7.5	1%

Adjusted Operating Income	918.6	832.0	10%

Depreciation and amortization	33.5	37.8	11%

Operating income	$885.1	$794.2	11%

Adjusted Operating Margin	59.9%	59.1%
Operating margin	57.8%	56.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $1,472.2 million in the first half of 2018 was up 9% compared to 2017, most notably from growth in the SFG and CFG LOBs. Also contributing to the growth was the favorable impact of changes in the mix of fee type and pricing increases in all LOBs. Favorable changes in FX rates contributed two percentage points to the MIS growth in the first half of 2018.

Transaction revenue for MIS was 65% in the first half of 2018, consistent with the first half of 2017.

In the U.S., revenue was $884.6 million in the first half of 2018, an increase of $49.7 million or 6%, compared to 2017 reflecting growth in SFG, CFG and FIG being partially offset by modest declines in PPIF.

Non-U.S. revenue was $587.6 million in the first half of 2018, an increase of $67.6 million or 13%, compared to 2017 reflecting growth across all ratings LOBs.

Global CFG revenue of $755.3 million in the first half of 2018 was up 7% compared to 2017 reflecting higher bank loan revenue in the U.S. and EMEA resulting from M&A financing activity, strong investor demand for floating rate debt instruments and a favorable issuance mix. Additionally, the growth reflects changes in the mix of fee type and pricing increases across various other sectors within CFG and growth in new ratings mandates as well as growth in monitoring fees in all regions. These increases were partially offset by lower U.S. speculative-grade corporate debt and investment-grade corporate debt revenue in EMEA due to rising benchmark interest rates in the U.S. and a broader widening of credit spreads as well as a less favorable issuance mix compared to the prior year. Transaction revenue represented 73% and 74% of total CFG revenue in the first half of 2018 and 2017, respectively. In the U.S., revenue was $489.0 million, or 5% higher compared to the prior year. Internationally, revenue of $266.3 million increased 9% compared to the prior year. Favorable changes in FX rates contributed two percentage points to the CFG growth in the first half of 2018.

Global SFG revenue of $271.3 million in the first half of 2018 increased $51.9 million, or 24%, compared to 2017. In the U.S., revenue of $177.9 million increased $31.3 million over 2017 primarily due to continued strength in CLO issuance reflecting an increase in the supply of collateral and favorable market conditions which facilitated both new securitizations and ongoing refinancing activity. Additionally, the growth in the U.S. reflects higher CMBS activity compared to the first half of 2017 when issuance was suppressed by the introduction of risk-retention regulations. Non-U.S. revenue in the first half of 2018 of $93.4 million increased $20.6 million compared to the prior year primarily reflecting growth across most asset classes in the EMEA region, most notably in structured credit which has benefited from increased bank loan issuance. Transaction revenue was 66% of total SFG revenue in the first half of 2018 compared to 60% in the prior year. Favorable changes in FX rates contributed three percentage points to the SFG growth in the first half of 2018.

Global FIG revenue of $234.9 million in the first half of 2018 increased $20.2 million, or 9%, compared to 2017 primarily due to growth in the insurance sector reflecting refinancing activity and issuance to fund M&A activity as well as benefits from changes in the mix of fee type and pricing increases. Additionally, the growth reflects higher banking rated issuance volumes in EMEA. In the U.S., revenue of $102.9 million increased 9% compared to the prior year. Internationally, revenue was $132.0 million in the first half of 2018, up 10% compared to 2017. Transaction revenue was 45% of total FIG revenue in the first half of 2018, consistent with the same period in 2017. Favorable changes in FX rates contributed three percentage points to the FIG growth in the first half of 2018.

Global PPIF revenue was $201.3 million in the first half of 2018 and decreased 1% compared to 2017. In the U.S., revenue in the first half of 2018 was $114.5 million, a decrease of $14.5 million compared to 2017 primarily due to lower PFG rated issuance volumes following the enactment of the Tax Act, which disallowed certain tax exemptions for advance refunding transactions. These decreases were partially offset by benefits from changes in the mix of fee type and pricing increases. Outside the U.S., PPIF revenue was $86.8 million and increased $13.0 million compared to 2017 primarily reflecting a favorable issuance mix in EMEA infrastructure and sovereign finance coupled with strong rated issuance volume growth in infrastructure finance in Latin America. Transaction revenue was 62% in the first half of 2018, consistent with the first half of 2017. Favorable changes in FX rates contributed two percentage points to the PPIF growth in the first half of 2018.

Operating and SG&A expenses in the first half of 2018 increased $38.2 million compared to 2017 primarily due to $24 million of higher salaries and employee benefits costs reflecting annual compensation increases and headcount growth partially offset by lower incentive compensation accruals. Additionally, the increase reflects the unfavorable impact of foreign currency translation and higher legal accruals.

Adjusted Operating Income and operating income in the first half of 2018, which includes intersegment royalty revenue and intersegment expenses, were $918.6 million and $885.1 million, respectively, and increased $86.6 million and $90.9 million, respectively, compared to 2017. Adjusted Operating Margin was 59.9% or 80BPS higher than the prior year. Operating margin was 57.8% in the first half of 2018 compared to 56.4% in the prior year.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Research, data and analytics (RD&A)	$549.1	$356.3	54%
Enterprise risk solutions (ERS)	205.6	193.2	6%
Professional services (PS)	74.9	71.3	5%

Total external revenue	829.6	620.8	34%

Intersegment revenue	7.4	7.5	(1%)

Total MA Revenue	837.0	628.3	33%

Expenses:
Operating and SG&A (external)	570.1	428.5	(33%)
Operating and SG&A (intersegment)	60.4	53.0	(14%)

Adjusted Operating Income	206.5	146.8	41%

Acquisition-Related Expenses	2.8	6.6	58%
Depreciation and amortization	64.0	27.6	(132%)

Operating income	$139.7	$112.6	24%

Adjusted Operating Margin	24.7%	23.4%
Operating margin	16.7%	17.9%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $208.8 million, or 34%, compared to the first half of 2017 primarily due to growth in RD&A which included approximately $154 million in revenue (net of an approximate $16 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements), or 25 percentage points of the growth, from the Bureau van Dijk acquisition. Additionally, the growth over the prior year reflects benefits from higher fees within MA’s recurring revenue base due to enhanced content and continued alignment of usage and licensing parameters. Recurring revenue comprised 85% and 79% of total MA revenue in the first half 2018 and 2017, respectively. Favorable changes in FX rates contributed three percentage points to MA revenue growth in the first half of 2018.

In the U.S., revenue of $338.5 million in the first half of 2018 increased $27.8 million, mainly reflecting growth in RD&A.

Non-U.S. revenue of $491.1 million in the first half of 2018 was $181.0 million higher than in 2017 primarily reflecting growth in RD&A, which included approximately $135 million in non-U.S. Bureau van Dijk revenue. Favorable changes in FX rates contributed six percentage points to international MA revenue growth in the first half of 2018.

Global RD&A revenue of $549.1 million, which comprised 66% and 57% of total external MA revenue in the first half of 2018 and 2017, respectively, increased $192.8 million, or 54%, over the prior year period. U.S. revenue of $230.8 million and non-U.S. revenue of $318.3 million increased 14% and 108%, respectively, compared to 2017, predominantly due to the impact of the aforementioned Bureau van Dijk acquisition. RD&A revenue in the first half of 2018 included approximately $154 million in revenue, or 43 percentage points of the growth, from the Bureau van Dijk acquisition (net of an approximate $16 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements). RD&A revenue growth also reflects strong results in the credit research and rating data feeds product lines, where enhanced content and continued alignment of usage and licensing parameters have generated higher fees. Favorable changes in FX rates contributed three percentage points to RD&A revenue growth in the first half of 2018.

Global ERS revenue of $205.6 million in the first half of 2018 increased $12.4 million, or 6%, over 2017 primarily reflecting continued strong demand for subscription-based products, particularly in the risk analytics and insurance product verticals. These increases were partially offset by a decline in perpetual software licenses. Additionally, the increase over the prior year reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $81.1 million increased 1% compared to the prior year. Non-U.S. revenue of $124.5 million increased 11% compared to the prior year. Favorable changes in FX rates contributed three percentage points to ERS revenue growth in the first half of 2018.

Global PS revenue of $74.9 million in the first half of 2018 increased $3.6 million compared to 2017 reflecting higher revenue from analytical and research services in EMEA, which benefited from strong new sales and improved customer retention. In the U.S., revenue in the first half of 2018 was $26.6 million, down 1% compared to 2017. International revenue was $48.3 million, up 9% compared to 2017 with roughly half of the growth due to favorable changes in FX rates.

Operating and SG&A expenses in the first half of 2018 increased $141.6 million compared to 2017. The expense growth includes approximately $90 million in Bureau van Dijk expenses coupled with higher compensation costs primarily reflecting annual salary increases and headcount growth.

Depreciation and amortization increased $36.4 million primarily due to the amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $206.5 million in the first half of 2018 and increased $59.7 million compared to the same period in 2017. Operating income of $139.7 million in the first half of 2018 increased $27.1 million compared to the same period in 2017. Adjusted Operating Margin in 2018 was 24.7%, up 130BPS from 2017. Operating margin was 16.7% in 2018, down 120BPS from the prior year reflecting the aforementioned higher D&A primarily relating to Bureau van Dijk’s intangible assets. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six months ended June 30,		$ Change Favorable (Unfavorable)
	2018	2017
Net cash provided by (used in) operating activities	$777.3	$(40.6)	$817.9
Net cash (used in) provided by investing activities	$(45.3)	$39.9	$(85.2)
Net cash (used in) provided by financing activities	$(467.6)	$1,170.5	$(1,638.1)
Free Cash Flow*	$739.4	$(83.4)	$822.8

*	Free Cash Flow is an adjusted financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by (used in) operating activities

Net cash flows from operating activities increased $817.9 million compared to the prior year primarily due to the approximate $864 million payment for the Settlement Charge in 2017 and higher operating income in the first half of 2018 partially offset by higher incentive compensation payouts in 2018 compared to 2017.

Net cash (used in) provided by investing activities

The $85.2 million increase in cash flows used in investing activities compared to 2017 primarily reflects higher net purchases of investments in the first half of 2018.

Net cash (used in) provided by financing activities

The $1,638.1 million increase in cash used in financing activities was primarily attributed to:

•

Proceeds of $1.0 billion from notes issued to fund the acquisition of Bureau van Dijk and $0.8 billion issued in the first half of 2017 to fund the Settlement Charge partially offset by the early repayment of the 2007-1 Notes in 2017;

•	net repayments of approximately $150 million in the first half of 2018 relating to the partial repayment of the Company’s 2017 Term Loan partially offset by the issuance of the 2018 Senior Notes;

•	net repayments of $40 million relating to the Company’s CP Program in the first half of 2018.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1,415.7 million at June 30, 2018 consisted of approximately $1.1 billion located outside of the U.S. Approximately 30% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Following the enactment of the Tax Act in the fourth quarter of 2017 and the recognition of the transition tax more fully described in Note 5 to the financial statements, the Company reversed its assertion relating to certain undistributed earnings which were previously deemed to be indefinitely reinvested in the Company’s non-U.S. operations for certain of its subsidiaries. Accordingly, the Company has commenced repatriating a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.

Indebtedness

At June 30, 2018, Moody’s had $5.3 billion of outstanding debt and approximately $910 million of additional borrowing capacity available under the Company’s CP program, which is backstopped by the 2015 Facility as more fully discussed in Note 15 to the consolidated financial statements. At June 30, 2018, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At June 30, 2018, there were no such cross defaults.

In the second quarter of 2018, the Company issued $300 million aggregate principal amount of senior unsecured rate notes in a public offering, the terms of which are more fully discussed in Note 15, and repaid $450 million on the 2017 Term Loan. The Company remains committed to deleveraging its balance sheet following additional financing obtained in 2017 to partially fund the acquisition of Bureau van Dijk.

The repayment schedule for the Company’s borrowings outstanding at June 30, 2018 is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	Term Loan Facility due 2020	2017 Floating Rate Senior Notes due 2018	2017 Senior Notes due 2021	2017 Notes due 2023	2017 Notes due 2028	2018 Notes due 2021	Commercial Paper	Total
2018 (after June 30,)	$—	$—	$—	$—	$—	$—	$—	$300.0	$—	$—	$—	$—	$90.0	$390.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	50.0	—	—	—	—	—	—	550.0
2021	—	—	—	—	—	—	—	—	500.0	—	—	300.0	—	800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	—	500.0
Thereafter	—	—	500.0	—	600.0	583.8	—	—	—	500.0	500.0	—	—	2,683.8

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$583.8	$50.0	$300.0	$500.0	$500.0	$500.0	$300.0	$90.0	$5,373.8

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying dividends, all in a manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred.

In July 2018, the Board of Directors of the Company declared a quarterly dividend of $0.44 per share of Moody’s common stock, payable September 10, 2018 to shareholders of record at the close of business on August 20, 2018. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $446 million at June 30, 2018. Full-year 2018 total share repurchases are expected to be approximately $200 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

The Company anticipates making approximately $16 million in contributions to its funded U.S. pension plan in the second half of 2018.

The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.

Off-Balance Sheet Arrangements

At June 30, 2018, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2018:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	Over 5 Years
Indebtedness(1)	$7,002.2	$564.8	$2,327.1	$1,685.0	$2,425.3
Operating lease obligations	681.9	104.2	172.7	150.3	254.7
Purchase obligations	130.7	77.6	52.7	0.4	—
Pension obligations(2)	133.3	5.1	39.9	18.0	70.3

Total(3)	$7,948.1	$751.7	$2,592.4	$1,853.7	$2,750.3

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 15 to the consolidated financial statements.
(2)	Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 14 to the consolidated financial statements.
(3)

The table above does not include the Company’s net long-term tax liabilities of $398.3 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $237 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating income	$534.0	$460.1	$1,024.8	$906.8
Adjustments:
Depreciation and amortization	48.4	32.9	97.5	65.4
Acquisition-Related Expenses	2.0	6.6	2.8	6.6

Adjusted Operating Income	$584.4	$499.6	$1,125.1	$978.8

Operating margin	45.4%	46.0%	44.5%	45.9%
Adjusted Operating Margin	49.7%	49.9%	48.9%	49.5%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

Beginning in the third quarter of 2017, the Company modified this adjusted measure to exclude the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and nonacquisitive peer companies.

In addition to excluding acquisition-related amortization expense, adjusted net income and adjusted diluted earnings per share exclude the CCXI Gain, the Purchase Price Hedge Gain and Acquisition-Related Expenses. The Company excludes these items to provide additional perspective on the Company’s operating results from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods. Additionally, the Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-Related Expenses from previous acquisitions were not material.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three months ended June 30,				Six months ended June 30,
Amounts in millions	2018		2017		2018		2017
Net income attributable to Moody’s common shareholders		$376.2		$312.2		$749.1		$657.8
CCXI Gain		—		—		—		(59.7)
Pre-Tax Purchase Price Hedge Gain	$—		$(41.2)		$—		$(41.2)
Tax on Purchase Price Hedge Gain	—		15.9		—		15.9

Net Purchase Price Hedge Gain		—		(25.3)		—		(25.3)
Pre-Tax Acquisition-Related Expenses	$2.0		$6.6		$2.8		$6.6
Tax on Acquisition-Related Expenses	(0.4)		—		(0.6)		—

Net Acquisition-Related Expenses (1)		1.6		6.6		2.2		6.6
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$25.1		$8.6		$50.8		$17.1
Tax on Acquisition-Related Intangible Amortization Expenses	(5.6)		(2.4)		(11.5)		(4.7)

Net Acquisition-Related Intangible Amortization Expenses		19.5		6.2		39.3		12.4

Adjusted Net Income		$397.3		$299.7		$790.6		$591.8

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Earnings per share attributable to Moody’s common shareholders		$1.94		$1.61		$3.85		$3.39
CCXI Gain		—		—		—		(0.31)
Pre-Tax Purchase Price Hedge Gain	$—		$(0.21)		$—		$(0.21)
Tax on Purchase Price Hedge Gain	—		0.08		—		0.08

Net Purchase Price Hedge Gain		—		(0.13)		—		(0.13)
Pre-Tax Acquisition-Related Expenses	$0.01		$0.03		$0.01		$0.04
Tax on Acquisition-Related Expenses	—		—		—		—

Net Acquisition-Related Expenses (1)		0.01		0.03		0.01		0.04
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.13		$0.04		$0.26		$0.09
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		—		(0.06)		(0.03)

Net Acquisition-Related Intangible Amortization Expenses		0.09		0.04		0.20		0.06

Adjusted Diluted EPS		$2.04		$1.55		$4.06		$3.05

(1)	Certain of these Acquisition-Related Expenses are not deductible for tax

Note: the tax impacts in the table above were calculated using tax rates in effect in the jurisdiction for which the item relates.

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

	Six Months Ended June 30,
	2018	2017
Net cash flows provided by (used in) operating activities	$777.3	$(40.6)
Capital additions	(37.9)	(42.8)

Free Cash Flow	$739.4	$(83.4)

Net cash flows (used in) provided by investing activities	$(45.3)	$39.9
Net cash flows (used in) provided by financing activities	$(467.6)	$1,170.5

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2 “MD&A”, commencing on page 59 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

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

The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2017:

Cross-currency swap designated as a net investment hedge:

During the second quarter of 2018 the Company entered into cross-currency swaps to exchange an aggregate amount of €490.1 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $580.0 million with corresponding interest based on the floating 3-month U.S. LIBOR, which were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $57 million unfavorable impact to the fair value of the cross-currency swap recognized in OCI which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.

Interest rate swaps designated as a fair value hedge:

Furthermore, in the second quarter of 2018, the Company entered into interest rate swaps with a notional amount of $500 million to convert the fixed rate of interest on the 2017 Senior Notes due 2021 to a floating interest rate based on the 3-month LIBOR. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $17 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.

Refer to Note 9 to the condensed consolidated financial statements in this Form 10-Q and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for further discussion on the Company’s derivative financial instruments.

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

During the fiscal year ended December 31, 2017, the Company acquired Bureau van Dijk, and during the six months ended June 30, 2018, we further integrated the acquired entity into the Company’s financial reporting processes and procedures and internal control over financial reporting. Additionally, during the first half of 2018, the Company implemented internal controls relating to the New Revenue Accounting Standard which was adopted by Moody’s on January 1, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended June 30, 2018

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	106,239	$162.40	103,438	$	466.7 million
May 1 - 31	69,280	$168.58	68,722	$	455.1 million
June 1 - 30	53,272	$174.16	52,808	$	445.9 million

Total	228,791	$167.05	224,968

(1)	Includes surrender to the Company of 2,801, 558 and 464 shares of common stock in April, May and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. There is no established expiration date for the remaining authorization.

During the second quarter of 2018, Moody’s issued 0.2 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of Moody’s Corporation dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 22, 2013.

.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

.1	Eighth Supplemental Indenture, dated as of June 7, 2018, between the Company and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 7, 2018).

.2	Form of 3.250% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 7, 2018)

12*	Statement of Computation of Ratios of Earnings to Fixed Charges

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101	XBRL

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/ S / David Hogan
David Hogan
Managing Director – Assistant Controller (principal accounting officer)

Date: August 1, 2018