Form 10-Q
period 2018-09-30
MOODYS CORP /DE/
filed 2018-10-31
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(212) 553-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit such files.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at September 30, 2018
Common Stock, par value $0.01 per share	191.6 million

MOODY’S CORPORATION

INDEX TO FORM 10-Q

		Page (s)
	Glossary of Terms and Abbreviations	3-9

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2018 and 2017	10
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2018 and 2017	11
	Consolidated Balance Sheets (Unaudited) at September 30, 2018 and December 31, 2017	12
	Consolidated Statements of Cash Flows (Unaudited) for the Nine months ended September 30, 2018 and 2017	13
	Notes to Condensed Consolidated Financial Statements (Unaudited)	14-53
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	The Company	54
	Critical Accounting Estimates	54-57
	Reportable Segments	57
	Results of Operations	58-70
	Liquidity and Capital Resources	70-76
	Recently Issued Accounting Standards	76
	Contingencies	76
	Regulation	76-77
	Forward-Looking Statements	77-78
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	78-79
Item 4.	Controls and Procedures	79

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	80
Item 1A.	Risk Factors	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 5.	Other Information	80-81
Item 6.	Exhibits	82

SIGNATURES		83
Exhibits Filed Herewith
10.1	Employment Offer Letter between Moody’s Corporation and Mark Kaye, dated July 18, 2018
12	Statement of Computations of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.DEF	XBRL Definitions Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASC 605	The U.S. GAAP authoritative guidance for revenue accounting prior to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS Bureau van Dijk

Basis points

Bureau van Dijk Electronic Publishing, B.V., a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk.

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

TERM	DEFINITION

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2015 facility.

CRAs	Credit rating agencies

CRA3	Regulation (EU) No 462/2013 of the European Parliament and of the Council, which updated the regulatory regimes imposing additional procedural requirements on CRAs

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

D&A	Depreciation and amortization

DBPPs	Defined benefit pension plans

Debt/EBITDA	Ratio of Total Debt to EBITDA

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

TERM	DEFINITION

EURIBOR	The Euro Interbank Offered Rate

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; now referred to as MALS

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

IASB	International Accounting Standards Board

IFRS	International Financial Reporting Standards

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

LIBOR	London Interbank Offered Rate

LOB	Line of business

TERM	DEFINITION

M&A	Mergers and acquisitions

MA	Moody’s Analytics – a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes, 2017 Senior Notes and 2018 Senior Notes which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services; formerly known as FSTC

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New Revenue Accounting Standard	Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC.

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

TERM	DEFINITION

Omega Performance	A leading provider of online credit training; acquired by the Company in August 2018.

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and MALS that provides offshore analytical and research services as well as learning solutions and certification programs

Purchase Price Hedge	Foreign currency collars and forward contracts entered into by the Company to economically hedge the Bureau van Dijk euro denominated purchase price

Purchase Price Hedge Gain	Gain on foreign currency collars and forward contracts to economically hedge the Bureau van Dijk euro denominated purchase price

RD&A	an LOB within MA that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Relationship Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

SaaS	Software-as-a-Service

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

TERM	DEFINITION

SG&A	Selling, general and administrative expenses

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

TERM	DEFINITION

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes issued March 9, 2015 and due in March 2027

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Indenture	Collectively the Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Notes Due 2023 and 2028, and the supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Notes Due 2023 and 2028

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028

2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2017 Term Loan	$500 million, three-year term loan facility entered into on June 6, 2017 for which the Company drew down $500 million on August 8, 2017 to fund the acquisition of Bureau van Dijk

2018 Senior Notes	Principal amount of $300 million, 3.250% senior unsecured notes due June 7, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$1,080.8	$1,062.9	$3,382.6	$3,038.6

Expenses
Operating	306.3	315.6	941.4	875.7
Selling, general and administrative	260.3	245.7	801.9	682.5
Depreciation and amortization	46.1	43.0	143.6	108.4
Acquisition-Related Expenses	1.3	10.1	4.1	16.7

Total expenses	614.0	614.4	1,891.0	1,683.3

Operating income	466.8	448.5	1,491.6	1,355.3

Non-operating (expense) income, net
Interest expense, net	(56.4)	(53.1)	(160.5)	(150.2)
Other non-operating income, net	2.4	0.5	18.3	3.2
Purchase Price Hedge Gain	—	69.9	—	111.1
CCXI Gain	—	—	—	59.7

Total non-operating (expense) income, net	(54.0)	17.3	(142.2)	23.8

Income before provisions for income taxes	412.8	465.8	1,349.4	1,379.1
Provision for income taxes	100.8	146.1	282.7	399.9

Net income	312.0	319.7	1,066.7	979.2
Less: Net income attributable to noncontrolling interests	1.8	2.4	7.4	4.1

Net income attributable to Moody’s	$310.2	$317.3	$1,059.3	$975.1

Earnings per share attributable to Moody’s common shareholders
Basic	$1.62	$1.66	$5.53	$5.10

Diluted	$1.59	$1.63	$5.45	$5.02

Weighted average number of shares outstanding
Basic	191.8	191.1	191.7	191.1

Diluted	194.5	194.1	194.4	194.1

Dividends declared per share attributable to Moody’s common shareholders	$0.44	$0.38	$1.32	$0.76

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$312.0			$319.7

Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(46.5)	$(1.8)	(48.3)	$45.4	$6.4	51.8
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	—	—	—	5.2	(2.0)	3.2
Reclassification of gains included in net income	(0.1)	—	(0.1)	(4.2)	1.6	(2.6)
Available for Sale Securities:
Net unrealized gains on available for sale securities	—	—	—	0.5	—	0.5
Reclassification of gains included in net income	—	—	—	(2.2)	—	(2.2)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.1	(0.3)	0.8	2.1	(0.8)	1.3

Total Other Comprehensive (loss) income	$(45.5)	$(2.1)	(47.6)	$46.8	$5.2	52.0

Comprehensive income			264.4			371.7
Less: comprehensive (loss) income attributable to noncontrolling interests			(8.4)			3.1

Comprehensive Income Attributable to Moody’s			$272.8			$368.6

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,066.7			$979.2

Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(175.2)	$(7.4)	(182.6)	$94.9	$19.5	114.4
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	1.9	(0.4)	1.5	10.0	(3.8)	6.2
Reclassification of gains included in net income	(0.3)	—	(0.3)	(11.7)	4.9	(6.8)
Available for Sale Securities:
Net unrealized gains on available for sale securities	—	—	—	1.6	—	1.6
Reclassification of gains included in net income	—	—	—	(2.2)	—	(2.2)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3.5	(1.0)	2.5	6.4	(2.5)	3.9
Net actuarial gains and prior service costs	1.6	(0.4)	1.2	7.9	(3.0)	4.9

Total other comprehensive (loss) income	$(168.5)	$(9.2)	(177.7)	$106.9	$15.1	122.0

Comprehensive income			889.0			1,101.2
Less: comprehensive (loss) income attributable to noncontrolling interests			(2.7)			19.6

Comprehensive Income Attributable to Moody’s			$891.7			$1,081.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,034.8	$1,071.5
Short-term investments	110.7	111.8
Accounts receivable, net of allowances of $36.9 in 2018 and $36.6 in 2017	1,131.8	1,147.2
Other current assets	238.9	250.1

Total current assets	2,516.2	2,580.6
Property and equipment, net of accumulated depreciation of $767.9 in 2018 and $706.0 in 2017	311.1	325.1
Goodwill	3,661.3	3,753.2
Intangible assets, net	1,517.6	1,631.6
Deferred tax assets, net	189.3	143.8
Other assets	243.6	159.9

Total assets	$8,439.1	$8,594.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$581.6	$750.3
Commercial paper	24.9	129.9
Current portion of long-term debt	445.6	299.5
Deferred revenue	771.5	883.6

Total current liabilities	1,823.6	2,063.3
Non-current portion of deferred revenue	123.9	140.0
Long-term debt	4,484.0	5,111.1
Deferred tax liabilities, net	354.8	341.6
Uncertain tax positions	471.8	389.1
Other liabilities	574.9	664.0

Total liabilities	7,833.0	8,709.1

Contingencies (Note 16)	—	—
Shareholders’ equity (deficit):
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2018 and December 31, 2017, respectively.	3.4	3.4
Capital surplus	569.7	528.6
Retained earnings	8,429.1	7,465.4
Treasury stock, at cost; 151,293,579 and 151,932,157 shares of common stock at September 30, 2018 and December 31, 2017, respectively	(8,260.1)	(8,152.9)
Accumulated other comprehensive loss	(342.0)	(172.2)

Total Moody’s shareholders’ equity (deficit)	400.1	(327.7)
Noncontrolling interests	206.0	212.8

Total shareholders’ equity (deficit)	606.1	(114.9)

Total liabilities, noncontrolling interests and shareholders’ equity (deficit)	$8,439.1	$8,594.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Nine Months Ended September 30
	2018	2017
Cash flows from operating activities
Net income	$1,066.7	$979.2
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	143.6	108.4
Stock-based compensation	100.0	88.9
CCXI Gain	—	(59.7)
Purchase Price Hedge Gain	—	(111.1)
Deferred income taxes	(75.3)	161.4
Changes in assets and liabilities:
Accounts receivable	22.5	(9.8)
Other current assets	36.6	(16.2)
Other assets	(7.4)	11.4
Accounts payable and accrued liabilities	(176.5)	(827.2)
Deferred revenue	(35.3)	(19.3)
Unrecognized tax benefits and other non-current tax liabilities	42.8	18.4
Other liabilities	(33.1)	25.4

Net cash provided by operating activities	1,084.6	349.8

Cash flows from investing activities
Capital additions	(62.9)	(69.4)
Purchases of investments	(142.5)	(124.0)
Sales and maturities of investments	120.9	183.8
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	5.7	—
Cash paid for acquisitions, net of cash acquired	(35.0)	(3,511.0)
Receipts from Purchase Price Hedge	—	111.1
Receipts from settlements of net investment hedges	—	2.1

Net cash used in investing activities	(113.8)	(3,407.4)

Cash flows from financing activities
Issuance of notes	299.6	2,291.9
Repayment of notes	(750.0)	(300.0)
Issuance of commercial paper	434.4	1,437.5
Repayment of commercial paper	(539.2)	(1,123.2)
Proceeds from stock-based compensation plans	42.9	49.3
Repurchase of shares related to stock-based compensation	(62.0)	(48.3)
Treasury shares	(147.2)	(163.6)
Dividends	(252.9)	(217.8)
Dividends to noncontrolling interests	(4.0)	(3.2)
Payment for noncontrolling interest	—	(6.2)
Debt issuance costs, extinguishment costs and related fees	(1.8)	(26.8)

Net cash (used in) provided by financing activities	(980.2)	1,889.6

Effect of exchange rate changes on cash and cash equivalents	(27.3)	79.3

Decrease in cash and cash equivalents	(36.7)	(1,088.7)
Cash and cash equivalents, beginning of period	1,071.5	2,051.5

Cash and cash equivalents, end of period	$1,034.8	$962.8

The accompanying notes are an integral part of the consolidated financial statements

MOODY’S CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(tabular dollar and share amounts in millions, except per share data)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Moody’s is a provider of (i) credit ratings; (ii) credit, capital markets and economic research, data and analytical tools; (iii) software solutions that support financial risk management activities; (iv) quantitatively derived credit scores; (v) learning solutions and certification services; (vi) offshore financial research and analytical services; and (vii) company information and business intelligence products. Moody’s reports in two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides offshore analytical and research services along with learning solutions and certification programs.

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

The below table presents the impacts on the Company’s statement of operations for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	For the Three Months Ended September 30, 2018
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)
Revenue	$1,080.8	$1,072.4	$8.4

Expenses
Operating	306.3	306.6	(0.3)
Selling, general and administrative	260.3	263.4	(3.1)
Depreciation and amortization	46.1	46.1	—
Acquisition-related expenses	1.3	1.3	—

Total expenses	614.0	617.4	(3.4)

Operating income	466.8	455.0	11.8

Non-operating (expense) income, net
Interest expense, net	(56.4)	(56.4)	—
Other non-operating income, net	2.4	2.4	—

Total non-operating (expense) income, net	(54.0)	(54.0)	—

Income before provision for income taxes	412.8	401.0	11.8
Provision for income taxes	100.8	98.4	2.4

Net income	312.0	302.6	9.4
Less: Net income attributable to noncontrolling interests	1.8	1.8	—

Net income attributable to Moody’s	$310.2	$300.8	$9.4

Earnings per share
Basic	$1.62	$1.57	$0.05

Diluted	$1.59	$1.55	$0.04

Weighted average shares outstanding
Basic	191.8	191.8

Diluted	194.5	194.5

	For the Nine Months Ended September 30, 2018
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)
Revenue	$3,382.6	$3,368.7	$13.9

Expenses
Operating	941.4	942.8	(1.4)
Selling, general and administrative	801.9	807.4	(5.5)
Depreciation and amortization	143.6	143.6	—
Acquisition-related expenses	4.1	4.1	—

Total expenses	1,891.0	1,897.9	(6.9)

Operating income	1,491.6	1,470.8	20.8

Non-operating (expense) income, net
Interest expense, net	(160.5)	(160.5)	—
Other non-operating income, net	18.3	18.3	—

Total non-operating (expense) income, net	(142.2)	(142.2)	—

Income before provision for income taxes	1,349.4	1,328.6	20.8
Provision for income taxes	282.7	277.6	5.1

Net income	1,066.7	1,051.0	15.7
Less: Net income attributable to noncontrolling interests	7.4	7.4	—

Net income attributable to Moody’s	$1,059.3	$1,043.6	$15.7

Earnings per share
Basic	$5.53	$5.44	$0.09

Diluted	$5.45	$5.37	$0.08

Weighted average shares outstanding
Basic	191.7	191.7

Diluted	194.4	194.4

The below table presents the impacts on the Company’s consolidated balance sheet at the end of the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	As Reported September 30, 2018	Under previous accounting guidance September 30, 2018	Effect of Change Higher/(Lower)
ASSETS
Current assets:
Cash and cash equivalents	$1,034.8	$1,034.8	$—
Short-term investments	110.7	110.7	—
Accounts receivable, net of allowances	1,131.8	1,093.4	38.4
Other current assets	238.9	222.5	16.4

Total current assets:	2,516.2	2,461.4	54.8
Property and equipment, net	311.1	311.1	—
Goodwill	3,661.3	3,661.3	—
Intangible assets, net	1,517.6	1,517.6	—
Deferred tax assets, net	189.3	189.3	—
Other assets	243.6	172.6	71.0

Total assets	$8,439.1	$8,313.3	$125.8

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$581.6	$581.4	$0.2
Commercial paper	24.9	24.9	—
Current portion of long-term debt	445.6	445.6	—
Deferred revenue	771.5	836.5	(65.0)

Total current liabilities	1,823.6	1,888.4	(64.8)
Non-current portion of deferred revenue	123.9	130.1	(6.2)
Long-term debt	4,484.0	4,484.0	—
Deferred tax liabilities, net	354.8	330.8	24.0
Unrecognized tax benefits	471.8	471.8	—
Other liabilities	574.9	574.8	0.1

Total liabilities	7,833.0	7,879.9	(46.9)

Shareholders’ equity:
Common stock	3.4	3.4	—
Capital surplus	569.7	569.7	—
Retained earnings	8,429.1	8,256.4	172.7
Treasury stock	(8,260.1)	(8,260.1)	—
Accumulated other comprehensive loss	(342.0)	(342.0)	—

Total Moody’s shareholders’ equity	400.1	227.4	172.7
Noncontrolling interests	206.0	206.0	—

Total shareholders’ equity	606.1	433.4	172.7

Total liabilities, noncontrolling interests and shareholders’ equity	$8,439.1	$8,313.3	$125.8

The below table presents the impacts on various line items within the operating cash flow within the Company’s statement of cash flows for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change.

	For the Nine Months Ended September 30, 2018
	As Reported	Under previous accounting guidance	Effect of Change
Cash flows from operating activities
Net income	$1,066.7	$1,051.0	$15.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	143.6	143.6	—
Stock-based compensation	100.0	100.0	—
Deferred income taxes	(75.3)	(59.3)	(16.0)
Changes in assets and liabilities:
Accounts receivable	22.5	44.1	(21.6)
Other current assets	36.6	20.1	16.5
Other assets	(7.4)	(7.8)	0.4
Accounts payable and accrued liabilities	(176.5)	(178.4)	1.9
Deferred revenue	(35.3)	(41.4)	6.1
Unrecognized tax benefits and other non-current tax liabilities	42.8	42.8	—
Other liabilities	(33.1)	(30.1)	(3.0)

Net cash provided by operating activities	$1,084.6	$1,084.6	$—

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

On January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As required by this ASU, the components of net periodic pension costs were disaggregated in the statement of operations on a retrospective basis. The Company has continued to reflect the service cost component in either Operating or SG&A expenses in Moody’s statement of operations. The other components of net benefit cost are presented within non-operating (expense) income, net, within the statement of operations. The adoption of this ASU has no impact on Net Income in the Company’s statements of operations. The impact to the Company’s statements of operations for the three and nine months ended September 30, 2018 and 2017 related to the adoption of this ASU are set forth in the table below

	For the Three Months Ended September 30, 2018			For the Three Months Ended September 30, 2017
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)	As Adjusted	Under previous accounting guidance	Effect of Change Higher/(Lower)
Operating expenses	$306.3	$307.5	$(1.2)	$315.6	$317.2	$(1.6)
Selling, general and administrative expenses	260.3	261.4	(1.1)	245.7	247.2	(1.5)
Operating income	466.8	464.5	2.3	448.5	445.4	3.1
Interest expense, net	(56.4)	(51.5)	(4.9)	(53.1)	(48.1)	(5.0)
Other non-operating income (expense), net	2.4	(0.2)	2.6	0.5	(1.4)	1.9

	For the Nine Months Ended September 30, 2018			For the Nine Months Ended September 30, 2017
	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)	As Adjusted	Under previous accounting guidance	Effect of Change Higher/(Lower)
Operating expenses	$941.4	$944.9	$(3.5)	$875.7	$880.4	$(4.7)
Selling, general and administrative expenses	801.9	805.1	(3.2)	682.5	686.8	(4.3)
Operating income	1,491.6	1,484.9	6.7	1,355.3	1,346.3	9.0
Interest expense, net	(160.5)	(146.0)	(14.5)	(150.2)	(135.5)	(14.7)
Other non-operating income (expense), net	18.3	10.5	7.8	3.2	(2.5)	5.7

On January 1, 2018, the Company adopted ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. Upon adoption, the Company recorded a $2.3 million cumulative adjustment to reclassify net unrealized gains on investments in equity securities previously classified as available-for-sale under the previous guidance from AOCI to retained earnings. Beginning in the first quarter of 2018, the Company will measure equity investments with readily determinable fair values (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. The adoption of this ASU did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2018.

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

On January 1, 2018, the Company adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” on a retrospective basis. This ASU reduces diversity in practice in how certain transactions are reflected in the statement of cash flows. Pursuant to the adoption of this ASU, the Company reclassified $7.1 million in cash paid in the first nine months of 2017 relating to a Make-Whole provision upon the repayment of the Series 2007-1 Notes from cash flows used in operations to cash flows provided by financing activities.

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

Costs to Obtain or Fulfill a Contract with a Customer:

Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. The Company had a balance of $93.3 million in such deferred costs as of September 30, 2018 and recognized $8.0 million and $24.7 million of related amortization during the three and nine-month periods ended September 30, 2018, respectively, which is included within SG&A expenses in the consolidated statement of operations. Costs incurred to obtain customer contracts are only in the MA segment.

Costs incurred to fulfill customer contracts, are deferred and recorded within other current assets and other assets when such costs relate directly to a contract, generate or enhance resources of the Company that will be used in satisfying performance obligations in the future and the Company expects to recover those costs.

The Company capitalizes work-in-process costs for in-progress MIS ratings, which is recognized consistent with the rendering of the related services to the customers, as ratings are issued. The Company had a balance of $10.6 million in such deferred costs as of September 30, 2018 and recognized $10.3 million and $29.8 million of amortization of the costs during the three and nine-month periods ended September 30, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.

In addition, within the MA segment, the Company capitalizes royalty costs related to third-party information data providers associated with hosted company information and business intelligence products. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. The Company had a balance of $24.8 million in such deferred costs as of September 30, 2018 and recognized $12.9 million and $41.2 million of related amortization during the three and nine-month periods ended September 30, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.

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

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values. The changes in the value of derivatives that qualify as fair value hedges are recorded in the same income statement line item in earnings in which the corresponding adjustment to the carrying value of the hedged item is presented. The entire change in the fair value of derivatives that qualify as cash flow hedges is recorded to OCI and such amounts are reclassified from AOCI to the same income statement line in earnings in the same period or periods during which the hedged transaction affects income. Effective with the Company early adoption of ASC 2017-12, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. The Company considers the spot-method an improved method of assessing hedge effectiveness, as spot rate changes relating to the hedging instrument’s notional amount perfectly offset the currency translation adjustment on the hedged net investment in the Company’s foreign subsidiaries. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded to OCI. Those changes in fair value attributable to components included in the assessment of hedge effectiveness in a net investment hedge are recorded in the currency translation adjustment component of OCI and remain in AOCI until the period in which the hedged item affects earnings. Those changes in fair value attributable to components excluded from the assessment of hedge effectiveness in a net investment hedge are recorded to OCI and amortized to earnings using a systematic and rational method over the duration of the hedge. Any changes in the fair value of derivatives that the Company does not designate as hedging instruments under Topic 815 of the ASC are recorded in the consolidated statements of operations in the period in which they occur. Refer to Note 9 for further information regarding the Company’s derivative financial instruments and hedging activities.

NOTE 3. REVENUES

Revenue by Category

The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
MIS:
Corporate finance (CFG)
Investment-grade	$51.0	$78.5	$199.4	$235.2
High-yield	38.3	62.9	154.8	189.8
Bank loans	75.9	82.4	301.9	274.1
Other accounts (2)	130.9	126.4	395.3	359.7

Total CFG	296.1	350.2	1,051.4	1,058.8

Structured finance (SFG)
Asset-backed securities	24.6	22.8	80.7	69.6
Residential mortgage backed securities	23.7	21.9	74.8	64.7
Commercial real estate finance	25.9	37.5	90.7	96.7
Structured credit	50.7	45.6	148.6	115.2
Other accounts	0.5	0.5	1.9	1.5

Total SFG	125.4	128.3	396.7	347.7

Financial institutions (FIG)
Banking	72.9	70.1	227.2	219.6
Insurance	37.7	23.9	98.9	72.4
Managed investments	5.5	4.6	18.4	15.6
Other accounts	3.4	3.5	9.9	9.2

Total FIG	119.5	102.1	354.4	316.8

Public, project and infrastructure finance (PPIF)
Public finance / sovereign	45.3	49.4	143.9	155.6
Project and infrastructure	53.7	59.8	156.4	156.4

Total PPIF	99.0	109.2	300.3	312.0

Total ratings revenue	640.0	689.8	2,102.8	2,035.3

MIS Other	4.8	4.4	14.2	13.8

Total external revenue	644.8	694.2	2,117.0	2,049.1

Intersegment royalty	31.6	29.0	92.0	82.0

Total MIS	676.4	723.2	2,209.0	2,131.1

MA:
Research, data and analytics (RD&A)	282.6	218.4	831.7	574.7
Enterprise risk solutions (ERS)	113.0	112.6	318.6	305.8
Professional services (PS)	40.4	37.7	115.3	109.0

Total external revenue	436.0	368.7	1,265.6	989.5

Intersegment revenue	2.6	4.1	10.0	11.6

Total MA	438.6	372.8	1,275.6	1,001.1

Eliminations	(34.2)	(33.1)	(102.0)	(93.6)

Total MCO	$1,080.8	$1,062.9	$3,382.6	$3,038.6

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.
(2)

Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017 (1)
	United States	International	Total	United States	International	Total
MIS:
Corporate finance (CFG)	$184.0	$112.1	$296.1	$234.0	$116.2	$350.2
Structured finance (SFG)	81.3	44.1	125.4	89.3	39.0	128.3
Financial institutions (FIG)	59.8	59.7	119.5	40.5	61.6	102.1
Public, project and infrastructure finance (PPIF)	59.4	39.6	99.0	63.8	45.4	109.2

Total ratings revenue	384.5	255.5	640.0	427.6	262.2	689.8

MIS Other	0.2	4.6	4.8	0.1	4.3	4.4

Total MIS	384.7	260.1	644.8	427.7	266.5	694.2

MA:
Research, data and analytics (RD&A)	116.7	165.9	282.6	107.5	110.9	218.4
Enterprise risk solutions (ERS)	43.0	70.0	113.0	39.5	73.1	112.6
Professional services (PS)	15.2	25.2	40.4	13.7	24.0	37.7

Total MA	174.9	261.1	436.0	160.7	208.0	368.7

Total MCO	$559.6	$521.2	$1,080.8	$588.4	$474.5	$1,062.9

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017 (1)
	United States	International	Total	United States	International	Total
MIS:
Corporate finance (CFG)	$673.0	$378.4	$1,051.4	$698.6	$360.2	$1,058.8
Structured finance (SFG)	259.2	137.5	396.7	235.9	111.8	347.7
Financial institutions (FIG)	162.7	191.7	354.4	135.0	181.8	316.8
Public, project and infrastructure finance (PPIF)	173.9	126.4	300.3	192.8	119.2	312.0

Total ratings revenue	1,268.8	834.0	2,102.8	1,262.3	773.0	2,035.3

MIS Other	0.5	13.7	14.2	0.3	13.5	13.8

Total MIS	1,269.3	847.7	2,117.0	1,262.6	786.5	2,049.1

MA:
Research, data and analytics (RD&A)	347.5	484.2	831.7	310.6	264.1	574.7
Enterprise risk solutions (ERS)	124.1	194.5	318.6	120.1	185.7	305.8
Professional services (PS)	41.8	73.5	115.3	40.7	68.3	109.0

Total MA	513.4	752.2	1,265.6	471.4	518.1	989.5

Total MCO	$1,782.7	$1,599.9	$3,382.6	$1,734.0	$1,304.6	$3,038.6

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

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

	Three Months Ended September 30,
	2018			2017 (2)
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$192.0	$104.1	$296.1	$254.3	$95.9	$350.2
	65%	35%	100%	73%	27%	100%
Structured Finance	$81.0	$44.4	$125.4	$84.1	$44.2	$128.3
	65%	35%	100%	66%	34%	100%
Financial Institutions	$56.2	$63.3	$119.5	$40.6	$61.5	$102.1
	47%	53%	100%	40%	60%	100%
Public, Project and Infrastructure Finance	$60.8	$38.2	$99.0	$71.1	$38.1	$109.2
	61%	39%	100%	65%	35%	100%
MIS Other	$0.5	$4.3	$4.8	$0.4	$4.0	$4.4
	10%	90%	100%	9%	91%	100%
Total MIS	$390.5	$254.3	$644.8	$450.5	$243.7	$694.2
	61%	39%	100%	65%	35%	100%
Moody’s Analytics	$71.0 (1)	$365.0	$436.0	$77.6 (1)	$291.1	$368.7
	16%	84%	100%	21%	79%	100%
Total Moody’s Corporation	$461.5	$619.3	$1,080.8	$528.1	$534.8	$1,062.9
	43%	57%	100%	50%	50%	100%

	Nine Months Ended September 30,
	2018			2017 (2)
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$741.2	$310.2	$1,051.4	$777.4	$281.4	$1,058.8
	70%	30%	100%	73%	27%	100%
Structured Finance	$259.4	$137.3	$396.7	$216.8	$130.9	$347.7
	65%	35%	100%	62%	38%	100%
Financial Institutions	$162.4	$192.0	$354.4	$137.9	$178.9	$316.8
	46%	54%	100%	44%	56%	100%
Public, Project and Infrastructure Finance	$184.9	$115.4	$300.3	$197.5	$114.5	$312.0
	62%	38%	100%	63%	37%	100%
MIS Other	$1.5	$12.7	$14.2	$1.0	$12.8	$13.8
	11%	89%	100%	7%	93%	100%
Total MIS	$1,349.4	$767.6	$2,117.0	$1,330.6	$718.5	$2,049.1
	64%	36%	100%	65%	35%	100%
Moody’s Analytics	$198.3 (1)	$1,067.3	$1,265.6	$205.0	$784.5	$989.5
	16%	84%	100%	21%	79%	100%
Total Moody’s Corporation	$1,547.7	$1,834.9	$3,382.6	$1,535.6	$1,503.0	$3,038.6
	46%	54%	100%	51%	49%	100%

(1)

Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the table below).

(2)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

The following table presents the timing of revenue recognition:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018			2018
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$390.5	$19.5	$410.0	$1,349.4	$49.0	$1,398.4
Revenue recognized over time	254.3	416.5	670.8	767.6	1,216.6	1,984.2

Total	$644.8	$436.0	$1,080.8	$2,117.0	$1,265.6	$3,382.6

Unbilled receivables, Deferred revenue and Remaining performance obligations

Unbilled receivables

At September 30, 2018, accounts receivable included approximately $349.4 million of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided. Additionally, there are other instances in which the timing of when the Company has the unconditional right to consideration and recognizes revenue prior to invoicing the customer, for which an unbilled receivable is recorded.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at September 30, 2018, accounts receivable included approximately $57.0 million of unbilled receivables related to the MA segment.

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

Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018
	MIS	MA	Total
Balance at June 30, 2018	$377.5	$609.0	$986.5

Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(127.4)	(241.8)	(369.2)
Increases due to amounts billable excluding amounts recognized as revenue during the period	101.6	176.6	278.2
Effect of exchange rate changes	1.1	(1.2)	(0.1)

Total changes in deferred revenue	(24.7)	(66.4)	(91.1)

Balance at September 30, 2018	$352.8	$542.6	$895.4

	Nine Months Ended September 30, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3

Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(196.2)	(417.1)	(613.3)
Increases due to amounts billable excluding amounts recognized as revenue during the period	217.6	359.9	577.5
Effect of exchange rate changes	(3.3)	(11.8)	(15.1)

Total changes in deferred revenue	18.1	(69.0)	(50.9)

Balance at September 30, 2018	$352.8	$542.6	$895.4

Deferred revenue - current	$233.9	$537.6	$771.5
Deferred revenue - noncurrent	$118.9	$5.0	$123.9

For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2018 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2018 and are generally recognized over a one year period.

For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2018 was primarily due to the recognition of annual subscription and maintenance billings from December 2017 and January 2018. For the nine months ended September 30, 2018, the decrease in the deferred revenue balance attributable to recognition of revenues related to the aforementioned December 2017 billings, was largely offset by the impact of the high concentration of January 2018 billings.

Remaining performance obligations

The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of September 30, 2018:

MIS
Total	Less than 1 year	1 - 5 years	6 - 10 Years	11 - 15 years	16-20 years	Over 20 Years
$151.3	$22.4	$68.0	$43.2	$7.5	$4.2	$6.0

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

MA
Total	Less than 1 Year	1 - 2 Years	Over 2 Years
$1,265.2	$930.1	$236.1	$99.0

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2018 as well as amounts not yet invoiced to customers as of September 30, 2018 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products.

NOTE 4. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock-based compensation cost	$30.5	$31.8	$100.0	$88.9
Tax benefit	$11.5	$10.3	$26.0	$28.8

During the first nine months of 2018, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $45.87 per share based on the Black-Scholes option-pricing model. The Company also granted 0.7 million shares of restricted stock in the first nine months of 2018, which had a weighted average grant date fair value of $167.48 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $162.42 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2018:

Expected dividend yield	1.05%
Expected stock volatility	25.6%
Risk-free interest rate	2.81%
Expected holding period	6.2 years
Grant date fair value	$45.87

Unrecognized stock-based compensation expense at September 30, 2018 was $7.5 million and $164.6 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 2.5 years, respectively. Additionally, there was $35.2 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.8 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine months ended
	September 30,
Exercise of stock options:	2018	2017
Proceeds from stock option exercises	$36.2	$44.0
Aggregate intrinsic value	$94.9	$75.7
Tax benefit realized upon exercise	$23.2	$26.9
Number of shares exercised	0.8	1.0

	Nine months ended September 30,
Vesting of restricted stock:	2018	2017
Fair value of shares vested	$150.0	$109.1
Tax benefit realized upon vesting	$34.7	$34.6
Number of shares vested	0.9	1.0

	Nine months ended September 30,
Vesting of performance-based restricted stock:	2018	2017
Fair value of shares vested	$23.0	$19.5
Tax benefit realized upon vesting	$5.6	$6.9
Number of shares vested	0.1	0.2

NOTE 5. INCOME TAXES

Moody’s effective tax rate was 24.4% and 31.4% for the three month periods ended September 30, 2018 and 2017, respectively and 21.0% and 29.0% for the nine month periods ended September 30, 2018 and 2017, respectively. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the ETR in 2018 includes a $37.5 million benefit relating to Excess Tax Benefits on stock-based compensation as well as a net uncertain tax position benefit pursuant to statute of limitation lapses. The ETR in 2017 reflected the non-taxable CCXI gain as well as $35.6 million in Excess Tax Benefits on stock-based compensation partially offset by tax on the Purchase Price Hedge Gain which was taxed in a higher tax jurisdiction.

On December 22, 2017, the Tax Act was signed into law which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities of the Tax Act, the SEC issued guidance requiring that companies provide a reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, as of December 31, 2017 the Company recorded a provisional estimate for the transition tax of $247.3 million. In September, 2018, the Company filed its 2017 federal income tax return and revised its estimate of the transition tax to $237.0 million, a reduction of $10.3 million from the estimate at December 31, 2017. The reduction is primarily due to Proposed Regulations issued by the Internal Revenue Service and the finalization of earnings and profits calculations. A portion of the transition tax will be payable over eight years, starting in 2018, and will not accrue interest. The above revised provisional estimate may be impacted by a number of additional considerations, including but not limited to the issuance of final regulations and our ongoing analysis of the new law.

As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company continues to evaluate which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered permanently reinvested outside of the U.S.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $73.5 million ($73.4 million net of federal tax) during the third quarter of 2018 and a net increase in its UTPs during the first nine months of 2018 of $82.7 million ($80.9 million net of federal tax). The movement in UTPs was primarily related to the additional reserves established for non-U.S. tax matters and an adjustment to the transition tax under U.S. tax reform. The Company has recorded a deferred tax asset in the amount of $54.4 million for potential transition tax benefits if certain non-U.S. UTPs are not sustained.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2013, 2015 through 2017 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2016 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Nine months ended
	September 30,
	2018	2017
Income taxes paid	$337.0	$194.7

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic	191.8	191.1	191.7	191.1
Dilutive effect of shares issuable under stock-based compensation plans	2.7	3.0	2.7	3.0

Diluted	194.5	194.1	194.4	194.1

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.5	0.4	0.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2018 and 2017.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2018
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$32.3	$—	$32.3	$32.3	$—	$—
Certificates of deposit and money market deposit accounts (1)	$324.0	$—	$324.0	$202.2	$110.7	$11.1
Open ended mutual funds	$31.1	$3.6	$34.7	$—	$—	$34.7

	As of December 31, 2017
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$42.2	$—	$42.2	$42.2	$—	$—
Certificates of deposit and money market deposit accounts (1)	$351.4	$—	$351.4	$238.6	$111.8	$1.0
Fixed maturity and open ended mutual funds (2)	$16.8	$4.3	$21.1	$—	$—	$21.1

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at both September 30, 2018 and December 31, 2017. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 39 months at September 30, 2018 and 15 to 48 months at December 31, 2017. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)	At December 31, 2017, the remaining contractual maturities for the fixed maturity instruments were six months to seven months.

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

Omega Performance

On August 16, 2018, the Company acquired 100% of Omega Performance, a provider of online credit training. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flows is not expected to be material. This business operates in the MA reportable segment and goodwill related to this acquisition has been allocated to the MALS reporting unit.

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

Shown below is the final purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

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

The Company has completed the valuation analysis of the fair market value of assets and liabilities of the Bureau van Dijk business. Current assets in the table above include acquired cash of $36.0 million. Additionally, current assets include accounts receivable of approximately $88.0 million (net of an allowance for uncollectible accounts of 3.7 million).

The acquired deferred revenue balance of approximately $154 million was reduced by $53 million as part of acquisition accounting to establish the fair value of deferred revenue. This will reduce reported revenue by $53 million over the remaining contractual period of in-progress customer arrangements assumed as of the acquisition date. This resulted in approximately $1 million and $17 million less in reported revenue for the three and nine months ended September 30, 2018, respectively, with the remaining approximate $1 million to reduce revenue in the fourth quarter of 2018. Amortization of acquired intangible assets was $17.6 million and $54.2 million for three months and nine months ended September 30, 2018, respectively, compared to $10.0 million in each of the same periods ended September 30, 2017.

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

Supplementary Unaudited Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the nine months ended September 30, 2017 as if the acquisition of Bureau van Dijk occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2016. The unaudited pro forma information includes amortization of acquired intangible assets based on the purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

(Amounts in millions)	For nine months ended September 30, 2017
Pro forma Revenue	$3,226.9
Pro forma Net Income attributable to Moody’s	$965.9

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of September 30, 2018	As of December 31, 2017
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	$500.0	$—	3-month LIBOR
2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$450.0	$450.0	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$80.0	$80.0	3-month LIBOR

Refer to Note 15 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded
Interest expense, net		$(56.4)	$(53.1)	$(160.5)	$(150.2)

Descriptions	Location on Statement of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(0.5)	$1.6	$(1.0)	$5.8
Fair value changes on interest rate swaps	Interest expense, net	$(3.3)	$(2.3)	$(14.8)	$(2.2)
Fair value changes on hedged debt	Interest expense, net	$3.3	$2.3	$14.8	$2.2

Cash flow hedges

In conjunction with the issuance of the 2015 Senior Notes, the Company entered into a cross-currency swap to exchange €100 million for U.S. dollars on the date of the settlement of the notes. The purpose of this cross-currency swap was to mitigate FX risk on the remaining principal balance on the 2015 Senior Notes that initially was not designated as a net investment hedge. Under the terms of the swap, the Company paid the counterparty interest on the $110.5 million received at 3.945% per annum and the counterparty paid the Company interest on the €100 million paid at 1.75% per annum. These interest payments were settled in March of each year, beginning in 2016, until early termination of the cross-currency swap in 2017 which was at the discretion of the Company. In March 2016, the Company designated these cross-currency swaps as cash flow hedges. Accordingly, changes in fair value subsequent to the date the swaps were designated as cash flow hedges were recognized in OCI. Gains and losses on the swaps initially recognized in OCI were reclassified to the statement of operations in the period in which changes in the underlying hedged item affects net income. On December 18, 2017, when the Company terminated the cross-currency swap, it designated the full €500 million principal of the 2015 Senior Notes as a net investment hedge as discussed below.

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

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)		2018 (c)	2017 (d)
Cross currency swaps	$1.8	$—	$—	$—		$4.1	$—
FX forwards	—	0.4	—	—		—	—
Long-term debt	2.2	(10.3)	—	—		—	—

Total net investment hedges	$4.0	$(9.9)	$—	$—		$4.1	$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$3.2	$0.1	$2.6	(b)	$—	$—
Interest rate contracts	—	—	—	—		—	—

Total cash flow hedges	$—	$3.2	$0.1	$2.6		$—	$—

Total	$4.0	$(6.7)	$0.1	$2.6		$4.1	$—

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Nine months ended September 30,		Nine months ended September 30,			Nine months ended September 30,
	2018	2017 (a)	2018	2017 (a)		2018 (c)	2017 (d)
Cross currency swaps	$5.8	$—	$	$—		$6.2	$—
FX forwards	—	1.2	—	—		—	—
Long-term debt	14.7	(31.4)	—	—		—	—

Total net investment hedges	$20.5	$(30.2)	$—	$—		$6.2	$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$1.5	$6.6	$0.3	$7.9	(b)	$—	$0.4
Interest rate contracts	—	(0.4)	—	(1.1)		—	—

Total cash flow hedges	$1.5	$6.2	$0.3	$6.8		$—	$0.4

Total	$22.0	$(24.0)	$0.3	$6.8		$6.2	$0.4

(a)

For the three and nine months ended September 30, 2017, amount of gain or (loss) represents only the effective portion of the hedging relationship as this period was prior to the Company’s 2018 initial application of ASU 2017-12.

(b)

For the three and nine months ended September 30, 2017, reflects $4.2 million and $12.8 million, respectively in gains recorded in other non-operating income (expense), net and $1.6 million and $4.9 million relating to the tax effect of the aforementioned item.

(c)

Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts recognized directly into Net Income during the three and nine months ended September 30, 2018 related to its cross-currency swaps represent net periodic interest settlements and accruals which are recognized in interest expense, net.

(d)

For the three and nine months ended September 30, 2017, amount of gain or (loss) recognized directly into income represents the ineffective portion of the hedging relationship. No hedging instruments for which ineffectiveness was recognized directly into Net Income in 2017 or in years prior were outstanding at the date of adoption of ASU 2017-12.

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2018	December 31, 2017
Net investment hedges
Cross currency swaps	$5.8	$—
FX forwards	23.5	23.5
Long-term debt	(10.0)	(24.7)

Total net investment hedges	$19.3	$(1.2)

Cash flow hedges
Interest rate contracts	$(0.4)	$(0.4)
Cross currency swap	2.5	1.3

Total cash flow hedges	2.1	0.9

Total net gain (loss) in AOCI	$21.4	$(0.3)

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through January 2019.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2018			December 31, 2017
	Sell	Buy		Sell	Buy
Notional amount of currency pair:
Contracts to sell USD for GBP	$556.8		£415.9	$484.7		£362.3
Contracts to sell USD for Japanese Yen	$25.5		¥2,700.0	$24.3		¥2,700.0
Contracts to sell USD for Canadian dollars	$85.0	C$	109.0	$51.7	C$	64.0
Contracts to sell USD for Singapore dollars	$—	S$	—	$39.2	S$	53.0
Contracts to sell USD for Euros	$200.8		€169.9	$465.2		€390.0

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

The Company entered into foreign exchange forwards to hedge the Bureau van Dijk purchase price for the period from the settlement of the aforementioned foreign currency collar until the closing date on August 10, 2017. These forward contracts were not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. The foreign exchange contracts were to sell $2.8 billion and buy € 2.4 billion and sell $41 million and buy £31 million.

The following table summarizes the impact to the consolidated statements of operations relating to the net (losses) gains on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as accounting hedges	Location on Statement of Operations	2018	2017	2018	2017
Foreign exchange forwards	Other non-operating income, net	$(11.8)	$9.2	$(29.1)	$14.0
FX collar relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	59.6	—	100.8
Foreign exchange forwards relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	10.3	—	10.3

		$(11.8)	$79.1	$(29.1)	$125.1

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other current assets	$7.8	$—
Interest rate swaps	Other assets	—	0.5

Total derivatives designated as accounting hedges		7.8	0.5

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	2.5	12.5

Total assets		$10.3	$13.0

Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps	Other current liabilities	$3.8	$—
Interest rate swaps	Other non-current liabilities	14.0	3.5

Total derivatives designated as accounting hedges		17.8	3.5

Non-derivative instrument designated as accounting hedge
Long-term debt designated as net investment hedge	Long-term debt	580.7	600.4
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	20.5	2.0

Total liabilities		$619.0	$605.9

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Nine months ended September 30, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2
Additions/adjustments	—	—	—	23.8	—	23.8	23.8	—	23.8
Foreign currency translation adjustments	(13.1)	—	(13.1)	(102.6)	—	(102.6)	(115.7)	—	(115.7)

Ending balance	$272.1	$—	$272.1	$3,401.4	$(12.2)	$3,389.2	$3,673.5	$(12.2)	$3,661.3

	Year ended December 31, 2017
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6
Additions/adjustments	—	—	—	2,622.6	—	2,622.6	2,622.6	—	2,622.6
Foreign currency translation adjustments	8.2	—	8.2	98.8	—	98.8	107.0	—	107.0

Ending balance	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2

The 2018 additions/adjustments for the MA segment in the table above relate to the acquisition of Omega Performance coupled with certain immaterial adjustments relating to Bureau van Dijk’s acquired accounts payable and accrued liabilities as of the acquisition date.

The 2017 additions/adjustments for the MA segment in the table above relate to the acquisition of Bureau van Dijk and structured finance data and analytics business of SCDM.

Acquired intangible assets and related amortization consisted of:

	September 30, 2018	December 31, 2017
Customer relationships	$1,312.3	$1,345.1
Accumulated amortization	(200.9)	(159.9)

Net customer relationships	1,111.4	1,185.2

Trade secrets	30.1	30.2
Accumulated amortization	(28.3)	(28.1)

Net trade secrets	1.8	2.1

Software/product technology	348.8	358.6
Accumulated amortization	(96.2)	(78.0)

Net software/product technology	252.6	280.6

Trade names	156.4	161.6
Accumulated amortization	(33.0)	(26.7)

Net trade names	123.4	134.9

Other (1)	58.9	57.4
Accumulated amortization	(30.5)	(28.6)

Net other	28.4	28.8

Total acquired intangible assets, net	$1,517.6	$1,631.6

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization expense	$24.6	$18.8	$75.4	$35.9

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2018 (after September 30)	$25.1
2019	95.5
2020	93.1
2021	92.9
2022	92.2
Thereafter	1,118.8

Total estimated future amortization	$1,517.6

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during the nine months ended September 30, 2018 and 2017.

NOTE 11. FAIR VALUE

The table below presents information about items that are carried at fair value at September 30, 2018 and December 31, 2017:

	Fair Value Measurement as of September 30, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (a)	$10.3	$—	$10.3
Money market mutual funds	32.3	32.3	—
Open ended mutual funds	34.7	34.7	—

Total	$77.3	$67.0	$10.3

Liabilities:
Derivatives (a)	$38.3	$—	$38.3

Total	$38.3	$—	$38.3

	Fair Value Measurement as of December 31, 2017
Description	Balance	Level 1	Level 2
Assets:
Derivatives (a)	$13.0	$—	$13.0
Money market mutual funds	42.2	42.2	—
Fixed maturity and open ended mutual funds	21.1	21.1	—

Total	$76.3	$63.3	$13.0

Liabilities:
Derivatives (a)	$5.5	$—	$5.5

Total	$5.5	$—	$5.5

(a)	Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 9 to the condensed consolidated financial statements.

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

NOTE 12. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30,	December 31,
	2018	2017
Other current assets:
Prepaid taxes	$77.1	$94.9
Prepaid expenses	78.9	91.7
Capitalized costs to obtain and fulfill sales contracts (1)	39.3	15.9
Other	43.6	47.6

Total other current assets	$238.9	$250.1

	September 30,	December 31,
	2018	2017
Other assets:
Investments in joint ventures	$98.3	$99.1
Deposits for real-estate leases	13.0	12.3
Indemnification assets related to acquisitions	15.8	17.0
Mutual funds and fixed deposits	45.8	22.1
Costs to obtain sales contracts (1)	68.0	—
Other	2.7	9.4

Total other assets	$243.6	$159.9

(1)

The 2018 amount reflects capitalized costs to obtain sales contracts (sales commissions) pursuant to the adoption of the New Revenue Accounting Standard, which are amortized over an average 7 year period as well as costs incurred and capitalized for in process ratings (current assets only).

	September 30,	December 31,
	2018	2017
Accounts payable and accrued liabilities:
Salaries and benefits	$91.9	$129.6
Incentive compensation	133.7	246.7
Customer credits, advanced payments and advanced billings	23.2	22.2
Self-insurance reserves	13.1	8.1
Dividends	5.6	6.2
Professional service fees	50.7	47.1
Interest accrued on debt	36.2	73.9
Accounts payable	16.2	21.8
Income taxes	79.9	79.2
Pension and other retirement employee benefits (see Note 14)	5.9	5.9
Accrued royalties	13.5	26.4
Foreign exchange forwards on certain assets and liabilities	20.5	2.0
Other	91.2	81.2

Total accounts payable and accrued liabilities	$581.6	$750.3

	September 30,	December 31,
	2018	2017
Other liabilities:
Pension and other retirement employee benefits (see Note 14)	$252.7	$244.5
Deferred rent - non-current portion	96.6	103.1
Interest accrued on UTPs	65.0	54.7
Other tax matters	1.3	1.3
Income tax liability - non-current (2)	122.6	232.2
Interest rate swaps	14.0	3.5
Other	22.7	24.7

Total other liabilities	$574.9	$664.0

(2)	Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2017.

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Nine months ended	Year Ended
	September 30, 2018	December 31, 2017
Balance January 1,	$8.1	$11.1
Accruals (reversals), net	4.9	9.6
Payments	0.1	(12.6)

Balance	$13.1	$8.1

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating income (expense):

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
FX loss	$(3.9)	$(6.7)	$(3.6)	$(12.5)
Net periodic pension costs - other components (1)	2.6	1.9	7.8	5.7
Joint venture income	3.3	2.7	9.2	7.7
Other	0.4	2.6	4.9	2.3

Total	$2.4	$0.5	18.3	$3.2

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in other non-operating income. The service cost component continues to be reported as an operating expense.

Noncontrolling Interests:

The following table summarizes the changes in the Company’s noncontrolling interests:

Non-Controlling Interests
Balance at December 31, 2016	$197.7
Net income	7.1
Dividends	(3.3)
Purchase of noncontrolling interest	(1.0)
Non-controlling interests portion of foreign currency translation adjustments	13.0
Net realized and unrealized gain on available for sale securities	(0.7)

Balance at December 31, 2017	$212.8

Net income	7.4
Dividends	(4.0)
Non-controlling interests portion of foreign currency translation adjustments	(10.2)

Balance at September 30, 2018	$206.0

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended September 30, 2018	Nine months ended September 30, 2018	Affected line in the consolidated statement of operations
Gains on cash flow hedges
Cross-currency swap	$0.1	$0.3	Interest expense, net
Income tax effect of items above	—	—	Provision for income taxes

Total net gains on cash flow hedges	0.1	0.3

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.6)	(2.2)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.5)	(1.3)	SG&A expense

Total before income taxes	(1.1)	(3.5)

Income tax effect of item above	0.3	1.0	Provision for income taxes

Total pension and other retirement benefits	(0.8)	(2.5)

Total losses included in Net Income attributable to reclassifications out of AOCI	$(0.7)	$(2.2)

	Three Months Ended September 30, 2017	Nine months ended September 30, 2017	Affected line in the consolidated statement of operations
Gains on cash flow hedges
Cross-currency swap	$3.5	$12.1	Other non-operating expense, net
Treasury rate lock	0.7	(0.4)	Interest expense, net

Total before income taxes	4.2	11.7
Income tax effect of item above	(1.6)	(4.9)	Provision for income taxes

Total net gains on cash flow hedges	2.6	6.8

Gains on available for sale securities:
Gains on available for sale securities	1.1	1.1	Other non-operating income (expense), net

Total gains on available for sale securities	1.1	1.1

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1.3)	(4.0)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.8)	(2.4)	SG&A expense

Total before income taxes	(2.1)	(6.4)

Income tax effect of item above	0.8	2.5	Provision for income taxes

Total pension and other retirement benefits	(1.3)	(3.9)

Total net gains included in Net Income attributable to reclassifications out of AOCI	$2.4	$4.0

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	September 30, 2018					September 30, 2017
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance June 30,	$(58.6)	$2.2	$(248.4)	$—	$(304.8)	$(72.0)	$0.5	$(241.8)	$3.6	$(309.7)
Other comprehensive income/(loss) before reclassifications	—	—	(37.9)	—	(37.9)	—	3.2	50.8	0.3	54.3
Amounts reclassified from AOCI	0.8	(0.1)	—	—	0.7	1.3	(2.6)	—	(1.1)	(2.4)

Other comprehensive income/(loss)	0.8	(0.1)	(37.9)	—	(37.2)	1.3	0.6	50.8	(0.8)	51.9

Balance September 30,	$(57.8)	$2.1	$(286.3)	$—	$(342.0)	$(70.7)	$1.1	$(191.0)	$2.8	$(257.8)

	Nine months ended
	September 30, 2018					September 30, 2017
Gains/(Losses)	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total
Balance December 31,	$(61.5)	$0.9	$(113.9)	$2.3	$(172.2)	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)
Adoption of ASU 2016-01 (Refer to Note 1 and Note 2)	—	—	—	(2.3)	(2.3)	—	—	—	—	—
Other comprehensive income/(loss) before reclassifications	1.2	1.5	(172.4)	—	(169.7)	4.9	6.2	99.2	0.8	111.1
Amounts reclassified from AOCI	2.5	(0.3)	—	—	2.2	3.9	(6.8)	—	(1.1)	(4.0)

Other comprehensive income/(loss)	3.7	1.2	(172.4)	(2.3)	(169.8)	8.8	(0.6)	99.2	(0.3)	107.1

Balance September 30,	$(57.8)	$2.1	$(286.3)	$—	$(342.0)	$(70.7)	$1.1	$(191.0)	$2.8	$(257.8)

NOTE 14. PENSION AND OTHER RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans. The U.S. plans provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans”. The non-U.S. defined benefit pension plan are immaterial.

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan formulas.

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2018	2017	2018	2017
Components of net periodic expense
Service cost	$4.6	$4.6	$0.7	$0.7
Interest cost	4.4	4.7	0.3	0.2
Expected return on plan assets	(3.8)	(4.1)	—	—
Amortization of net actuarial loss from earlier periods	1.5	2.1	—	0.1
Amortization of net prior service costs from earlier periods	—	—	(0.1)	(0.1)

Net periodic expense	$6.7	$7.3	$0.9	$0.9

	Nine months ended September 30,
	Pension Plans		Other Retirement Plans
	2018	2017	2018	2017
Components of net periodic expense
Service cost	$14.0	$13.8	$2.2	$1.9
Interest cost	13.2	13.9	0.8	0.8
Expected return on plan assets	(11.4)	(12.4)	—	—
Amortization of net actuarial loss from earlier periods	4.6	6.6	—	0.1
Amortization of net prior service costs from earlier periods	(0.2)	—	(0.2)	(0.2)

Net periodic expense	$20.2	$21.9	$2.8	$2.6

The Company made a contribution of $15.6 million to its funded pension plan as well as payments of $3.2 million related to its unfunded U.S. DBPPs and $0.4 million to its U.S. other retirement plans during the nine months ended September 30, 2018. Additionally, the Company anticipates making payments of $2.1 million and $0.5 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2018.

NOTE 15. INDEBTEDNESS

The following table summarizes total indebtedness:

	September 30, 2018
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$(8.3)	$(0.7)	$(0.8)	$490.2
4.50% 2012 Senior Notes, due 2022	500.0	(3.1)	(1.7)	(1.5)	493.7
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.6)	(2.1)	496.3
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(3.8)	(0.1)	(0.5)	445.6
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.5)	597.8
1.75% 2015 Senior Notes, due 2027	580.7	—	—	(3.2)	577.5
2.75% 2017 Senior Notes, due 2021	500.0	(2.6)	(1.1)	(2.6)	493.7
2.625% 2017 Senior Notes, due 2023	500.0	—	(0.9)	(3.1)	496.0
3.25% 2017 Senior Notes, due 2028	500.0	—	(4.9)	(3.8)	491.3
3.25% 2018 Senior Notes, due 2021	300.0	—	(0.4)	(1.6)	298.0
2017 Term Loan Facility, due 2020	50.0	—	—	(0.5)	49.5
Commercial Paper	25.0	—	(0.1)	—	24.9

Total debt	$5,005.7	$(17.8)	$(8.2)	$(25.2)	$4,954.5

Current portion					(470.5)

Total long-term debt					$4,484.0

	December 31, 2017
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$—	$(1.0)	$(1.2)	$497.8
4.50% 2012 Senior Notes, due 2022	500.0	(0.8)	(2.0)	(1.7)	495.5
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.8)	(2.4)	495.8
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(2.2)	(0.2)	(1.1)	446.5
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.7)	597.6
1.75% 2015 Senior Notes, due 2027	600.4	—	—	(3.6)	596.8
2.75% 2017 Senior Notes, due 2021	500.0	—	(1.3)	(3.2)	495.5
2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.5)	299.5
2.625% 2017 Senior Notes, due 2023	500.0	—	(1.1)	(3.5)	495.4
3.25% 2017 Senior Notes, due 2028	500.0	—	(5.2)	(3.9)	490.9
2017 Term Loan Facility, due 2020	500.0	—	—	(0.7)	499.3
Commercial Paper	130.0	—	(0.1)	—	129.9

Total debt	$5,580.4	$(3.0)	$(9.4)	$(27.5)	$5,540.5

Current portion					(429.4)

Total long-term debt					$5,111.1

(1)

The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2014 Senior Notes (5-Year) and the 2017 Senior Notes due 2021 which are more fully discussed in Note 9 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Term Loan Facility

In the second quarter of 2018, the Company repaid $450 million of the 2017 Term Loan Facility. As of September 30, 2018, the Company has $50 million outstanding under the 2017 Term Loan Facility.

Commercial Paper

As of September 30, 2018, the Company has CP borrowings outstanding of $25 million with a weighted average maturity date at the time of issuance of 11 days. At September 30, 2018, the weighted average remaining maturity and interest rate on CP outstanding was 5 days and 2.35% respectively.

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

In the third quarter of 2018, the Company repaid the 2017 Floating Rate Senior Notes of $300 million.

At September 30, 2018, the Company was in compliance with all covenants contained within all of its debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2018, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Term Loan Facility due 2020	2017 Senior Notes due 2021	2017 Notes due 2023	2017 Notes due 2028	2018 Notes due 2021	Commercial Paper	Total
2018 (after September 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$25.0	$25.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	50.0	—	—	—	—	—	550.0
2021	—	—	—	—	—	—	—	500.0	—	—	300.0	—	800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0
Thereafter	—	—	500.0	—	600.0	580.7	—	—	500.0	500.0	—	—	2,680.7

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$580.7	$50.0	$500.0	$500.0	$500.0	$300.0	$25.0	$5,005.7

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income	$4.1	$4.3	$10.7	$13.0
Expense on borrowings	(46.4)	(48.8)	(147.1)	(139.9)
UTPs and other tax related liabilities	(9.6)	(3.9)	(10.6)	(9.4)
Net periodic pension costs - interest component (1)	(4.9)	(5.0)	(14.5)	(14.7)
Capitalized	0.4	0.3	1.0	0.8

Total	$(56.4)	$(53.1)	$(160.5)	$(150.2)

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in other non-operating income. The service cost component continues to be reported as an operating expense.

The following table shows the cash paid for interest:

	Nine months ended September 30,
	2018	2017
Interest paid	$169.7	$136.2

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

The fair value and carrying value of the Company’s debt (excluding Commercial Paper) as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.50% 2010 Senior Notes, due 2020	$490.2	$519.7	$497.8	$537.9
4.50% 2012 Senior Notes, due 2022	493.7	514.8	495.5	535.6
4.875% 2013 Senior Notes, due 2024	496.3	522.2	495.8	547.8
2.75% 2014 Senior Notes (5-Year), due 2019	445.6	449.4	446.5	452.8
5.25% 2014 Senior Notes (30-Year), due 2044	597.8	667.1	597.6	722.4
1.75% 2015 Senior Notes, due 2027	577.5	594.8	596.8	617.7
2.75% 2017 Senior Notes, due 2021	493.7	488.6	495.5	500.0
2017 Floating Rate Senior Notes, due 2018	—	—	299.5	300.2
2.625% 2017 Senior Notes, due 2023	496.0	478.5	495.4	494.8
3.25% 2017 Senior Notes, due 2028	491.3	469.1	490.9	493.6
2017 Term Loan Facility, due 2020	49.5	49.5	499.3	499.3
3.25% 2018 Senior Notes, due 2021	298.0	298.7	—	—

Total	$4,929.6	$5,052.4	$5,410.6	$5,702.1

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

In May 2013, the Company and five subsidiaries (collectively, the “Company Defendants”) were served with a qui tam complaint filed by a former employee (“Plaintiff”) in New York Supreme Court (the “Court”) on behalf of New York State (the “State”) and New York City (the “City”) asserting purported claims under the New York False Claims Act (“NYFCA”). Both the State and the City were given an opportunity to intervene as plaintiffs in the action but declined to do so. In August 2013, Plaintiff filed an Amended Complaint adding Marsh & McLennan Companies, Inc. as a defendant. Plaintiff’s central allegation against the Company Defendants is that their treatment of the Company’s wholly-owned captive insurance subsidiary, Moody’s Assurance Company, Inc. (“MAC”), in their State and City tax filings between 2002 and 2014 was contrary to the State and City tax codes. Plaintiff also asserts a cause of action for retaliation under the NYFCA and alleges that his employment was improperly terminated after he reported his concerns regarding MAC’s tax treatment internally. Plaintiff alleges that the Company underpaid State and City taxes by more than $120 million (which the Company believes is unsupported as a matter of fact and law), and requests statutory damages of triple that amount, as well as unspecified damages related to the retaliation claim. In December 2016, the Court issued a decision largely denying the Company Defendants’ motion to dismiss. The Company Defendants appealed, and in August 2018, the Appellate Division of the New York Supreme Court upheld the Court’s decision. Discovery is ongoing and, absent earlier disposition, the Company expects the case to go to trial no earlier than late 2019. The Company is unable to estimate a range of loss, and is contesting Plaintiff’s claims, which it believes are meritless.

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

Revenue for MIS and expenses for MA include an intersegment royalty charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products and is generally based on comparable market transactions. Also, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to produce these products and services. Additionally, overhead costs and corporate expenses of the Company that exclusively benefit only one segment are fully charged to that segment. Overhead costs and corporate expenses of the Company that benefit both segments are allocated to each segment based on a revenue-split methodology. Accordingly, a reportable segment’s share of these costs will increase as its proportion of revenue relative to Moody’s total revenue increases. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and legal. “Eliminations” in the table below represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 3 for further details on the components of the Company’s revenue.

	Three Months Ended September 30,
	2018				2017
	MIS	MA	Eliminations	Consolidated	MIS*	MA*	Eliminations	Consolidated*
Revenue	$676.4	$438.6	$(34.2)	$1,080.8	$723.2	$372.8	$(33.1)	$1,062.9
Operating, SG&A	287.7	313.1	(34.2)	566.6	317.3	277.1	(33.1)	561.3

Adjusted Operating Income	388.7	125.5	—	514.2	405.9	95.7	—	501.6

Less:
Depreciation and amortization	15.8	30.3	—	46.1	18.6	24.4	—	43.0
Acquisition-Related Expenses	—	1.3	—	1.3	—	10.1	—	10.1

Operating income	$372.9	$93.9	$—	$466.8	$387.3	$61.2	$—	$448.5

	Nine Months Ended September 30,
	2018				2017
	MIS	MA	Eliminations	Consolidated	MIS*	MA*	Eliminations	Consolidated*
Revenue	$2,209.0	$1,275.6	$(102.0)	$3,382.6	$2,131.1	$1,001.1	$(93.6)	$3,038.6
Operating, SG&A	901.7	943.6	(102.0)	1,743.3	893.2	758.6	(93.6)	1,558.2

Adjusted Operating Income	1,307.3	332.0	—	1,639.3	1,237.9	242.5	—	1,480.4

Less:
Depreciation and amortization	49.3	94.3	—	143.6	56.4	52.0	—	108.4
Acquisition-Related Expenses	—	4.1	—	4.1	—	16.7	—	16.7

Operating income	$1,258.0	$233.6	$—	$1,491.6	$1,181.5	$173.8	$—	$1,355.3

*

Pursuant to the adoption of a new accounting standard relating to pension accounting as more fully discussed in Note 1, only the service cost component of net periodic pension expense will be classified within operating and SG&A expenses with the remaining components being classified as non-operating expenses. Prior period segment results have been restated to reflect this reclassification. Accordingly, operating and SG&A expenses for MIS and MA for the three months ended September 30, 2017 were reduced by $1.9 million and $1.2 million. For the nine months ended September 30, 2017, operating and SG&A expenses for MIS and MA were reduced by $5.7 million and $3.3 million, respectively.

CONSOLIDATED REVENUE INFORMATION BY GEOGRAPHIC AREA

Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	$559.6	$588.4	$1,782.7	$1,734.0
International:
EMEA	344.5	291.0	1,047.9	779.3
Asia-Pacific	123.0	118.6	366.9	336.0
Americas	53.7	64.9	185.1	189.3

Total International	521.2	474.5	1,599.9	1,304.6

Total	$1,080.8	$1,062.9	$3,382.6	$3,038.6

NOTE 18. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows will depend on classification as either a finance or operating lease. During July 2018, the FASB issued additional updates to the new lease accounting standard. ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” clarifies certain aspects of the new lease accounting standard. In addition, ASU No. 2018-11, “Leases (Topic 842), Targeted Improvements” provides companies with the option to apply the provisions of the new lease accounting standard on the date of adoption (effective date of January 1, 2019 for Moody’s), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without adjusting the comparative periods presented, as initially required.

The Company will adopt the new lease accounting standard as of January 1, 2019 and has elected to apply the provisions of the standard on the date of adoption. Accordingly, the Company will not restate prior year comparative periods for the impact of the new standard. The Company intends to elect the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which permits the Company not to reassess the following for any expired or existing contracts: i) whether any contracts contain leases; ii) lease classification (i.e. operating lease or finance/capital lease); and iii) initial direct costs.

At September 30, 2018, the Company continues to assess and document key changes to its accounting policies relating to the adoption of the new lease accounting standard. Additionally, the Company is assessing the impact that the standard will have on its processes and internal controls. Furthermore, the Company is in the process of implementing a software solution which supports the accounting under the new lease accounting standard.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”, which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and currently does not expect that it will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The ASU is effective for all entities for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to the currently permissible benchmark interest rates. This ASU will provide the Company the ability to utilize the OIS rate based on SOFR as the benchmark interest rate on certain hedges of interest rate risk. For entities, such as the Company, that have already adopted ASU 2017-12, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The ASU is to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

NOTE 19. SUBSEQUENT EVENTS

On October 22, 2018, the Board approved the declaration of a quarterly dividend of $0.44 per share of Moody’s common stock, payable on December 12, 2018 to shareholders of record at the close of business on November 21, 2018.

On October 15, 2018, the Company completed the acquisition of Reis, Inc., a provider of commercial real estate market information and analytical tools to real estate professionals for approximately $278 million. The acquisition further expands Moody’s Analytics’ network of data and analytics providers in the commercial real estate space. Due to the close proximity of the completion of the acquisition to the filing of this Form 10-Q, the Company is unable to provide a preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the transaction. The Company will disclose a preliminary purchase price allocation in its Form 10-K for the year ending December 31, 2018.

On October 26, 2018, the Company approved a restructuring program (the “Program”) that the Company estimates will result in annualized savings of approximately $30 to $40 million a year commencing in 2019. The Program is estimated to result in total pre-tax charges of $45 to $60 million, of which $30 to $40 million are expected to be recorded in the fourth quarter 2018. The Program is expected to be substantially completed by June 30, 2019.

The Program includes relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from recent acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space is anticipated to begin in the fourth quarter of 2018 and to entail approximately $20 to $25 million of the charges to either terminate or sublease the affected real estate leases.

The Program is anticipated also to represent approximately $25 to $35 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. The Company expects that a majority of the charge relating to severance and related costs will be recognized in the fourth quarter of 2018. Cash outlays associated with the Program are anticipated to be approximately $25 to $35 million, the majority of which will be paid in 2019.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 77 for a discussion of uncertainties, risks and other factors associated with these statements.

The Company

Moody’s is a provider of (i) credit ratings; (ii) credit, capital markets and economic research, data and analytical tools; (iii) software solutions that support financial risk management activities; (iv) quantitatively derived credit scores; (v) learning solutions and certification services; (vi) offshore financial research and analytical services; and (vii) company information and business intelligence products. Moody’s reports in two reportable segments: MIS and MA.

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

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides offshore analytical and research services along with learning solutions and certification programs.

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2017, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than certain updates reported in the Company’s Form 10-Q for the three months ended March 31, 2018 relating to the critical accounting estimate disclosures for revenue recognition due to the adoption of the New Revenue Accounting Standard. Additionally, the critical accounting estimate disclosures relating to goodwill and other acquired intangible assets are updated below to discuss the results of the Company’s annual impairment assessment as of July 31, 2018.

Goodwill and Other Acquired Intangible Assets

On July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment or one level below an operating segment.

The Company has seven primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: RD&A, ERS, MALS (formerly FSTC), MAKS and Bureau van Dijk. The RD&A reporting unit offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The MALS reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. The MAKS reporting unit provides offshore research and analytical services. The Bureau van Dijk reporting unit consists of the newly acquired Bureau van Dijk business, which was acquired on August 10, 2017, and primarily provides business intelligence and company information products.

The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be quantitatively determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company will record a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value in accordance with ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions or realignments. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.

At July 31, 2018 the Company performed quantitative assessments of the ERS, MALS, MAKS and ICRA reporting units and a qualitative assessment for the remaining reporting units. The quantitative assessments did not result in the carrying value of the reporting unit exceeding its fair value. The qualitative analyses resulted in the Company determining that it was not more likely than not that the fair value of this reporting unit was less than its carrying amount.

The Company quantitatively tested the ERS, MALS, MAKS and ICRA reporting units as of July 31, 2018 due to the factors outlined below:

ERS – this reporting unit was quantitatively assessed to update its valuation to reflect the current assumptions relating to the timing of a strategic shift in the business away from lower margin perpetual software sales and implementation services to higher margin SaaS sales. This migration to subscription-based revenue is expected to contribute to a more stable and more profitable base of recurring revenue over the medium to long-term. In 2018, the Company revised its projections for ERS to reflect a faster deterioration of the lower margin perpetual software and implementation services sales than was previously projected in 2017.

MALS and MAKS – these reporting units were quantitatively assessed at the discretion of the Company as they have historically been the reporting units with the lowest amount by which the fair value of a reporting unit exceeds its carrying value.

ICRA – this reporting unit was tested quantitatively due to it having a readily available fair value based on its stock price.

Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset involves the use of significant estimates and assumptions. These estimates and assumptions include projections of future operating results and cash flows of each reporting unit that are based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital, the effects of external factors and market conditions as well as appropriate comparable market metrics. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2018 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (July 31, 2018 for ERS, MALS, MAKS and ICRA; July 31, 2016 for MIS and RD&A).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$48.0	$—	$—	$—	$—
RD&A	345.2	—	—	—	—
ERS	618.1	—	—	(33.1)	(169.2)
MALS (1)	125.9	—	—	—	(2.9)
MAKS	180.8	—	—	—	(21.6)
ICRA	227.5	—	—	(1.2)	(59.6)
Bureau van Dijk (2)	2,115.8	N/A	N/A	N/A	N/A

Totals	$3,661.3	$—	$—	$(34.3)	$(253.3)

(1)	Omega Performance was acquired subsequent to the Company’s annual goodwill impairment assessment as of July 31, 2018. Goodwill related to this acquisition is reported within the MALS reporting unit.
(2)

Bureau van Dijk was acquired in August 2017 and has not yet been subject to a quantitative goodwill assessment. The purchase price approximates the fair value of the reporting unit at July 31, 2018, and accordingly, Bureau van Dijk was not subject to the sensitivity analysis above.

Methodologies and significant estimates utilized in determining of the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative assessment (July 31, 2018 for ERS, MALS, and MAKS and July 31, 2016 for MIS and RD&A). As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

The fair value of each reporting unit, excluding ICRA, was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The discounted cash flow analysis requires significant estimates, including projections of future operating results and cash flows of each reporting unit that are based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit that could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.

The sensitivity analyses on the future cash flows and WACC assumptions described below are as of each reporting unit’s last quantitative goodwill impairment assessment. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

•

Future cash flow assumptions — The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating budget and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond five years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For each reporting unit analyzed, a 10% decrease in the revenue growth rates used would not have resulted in its carrying value exceeding its estimated fair value.

•

WACC — The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 10.5% as of the date of the reporting unit’s most recent quantitative assessment. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of the date of the reporting unit’s last quantitative goodwill impairment assessment. For each reporting unit analyzed, an increase in the WACC of one percentage point would not result in its carrying value exceeding its fair value.

Reportable Segments

The Company is organized into two reportable segments at September 30, 2018: MIS and MA, which are more fully described in the section entitled “The Company” above.

The following is a discussion of the results of operations of the Company and its reportable segments. Total MIS revenue and total MA expenses include the intersegment royalty revenue for MIS and expense charged to MA for the rights to use and distribute content, data and products developed by MIS. The royalty rate charged by MIS approximates the fair value of the aforementioned content, data and products developed by MIS. Total MA revenue and total MIS expenses include intersegment fees charged to MIS from MA for the use of certain MA products and services in MIS’s ratings process. These fees charged by MA are generally equal to the costs incurred by MA to provide these products and services. Overhead charges and corporate expenses that exclusively benefit one segment are fully charged to that segment. Additionally, overhead costs and corporate expenses of the Company that benefit both segments are generally allocated to each segment based on a revenue-split methodology. Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and legal.

RESULTS OF OPERATIONS

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Executive Summary

•

Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 11, 2017. In the discussion below, reference to inorganic revenue growth refers to Bureau van Dijk’s operating results from July 1, 2018 through and including August 10, 2018.

•	Moody’s revenue in the third quarter of 2018 totaled $1,080.8 million, an increase of $17.9 million, or 2%, compared to 2017, reflecting growth in MA being partially offset by declines in MIS.

•	MIS external revenue was 7% lower compared to a strong prior year comparative period and primarily reflected broad declines in corporate debt issuance in the U.S., which reflected:

•	a return of a seasonal slowdown in the fixed income markets relative to unseasonably high issuance in the third quarter of 2017;

•	higher U.S. benchmark interest rates and widening non-U.S. credit spreads; and

•	an increase in U.S. corporate sector liquidity resulting from U.S. tax reform.

•	MA external revenue grew 18% compared to the prior year mainly reflecting:

•	growth in RD&A, which included approximately $37 million in inorganic revenue growth from Bureau van Dijk, or approximately 10 percentage points of the growth; and

•	continued strength in credit research and rating data feeds products.

•

Total operating expenses excluding D&A and Acquisition-Related Expenses were in line with 2017 and included approximately $19 million in inorganic expense growth from Bureau van Dijk and higher salaries and employee benefit costs relating to salary adjustments and hiring. These increases were offset by declines in incentive compensation accruals.

•	Operating margin was 43.2% compared to 42.2% in the prior year. Adjusted Operating Margin was 47.6% compared to 47.2% in the prior year period.

•	The change in total non-operating (expense) income, net compared to the prior year period is primarily due to the $69.9 million Purchase Price Hedge Gain in the third quarter of 2017.

•

The ETR in the third quarter of 2018 was 24.4%, down from 31.4% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act.

•

Diluted EPS of $1.59 decreased $0.04 compared to 2017, which included the $0.23 Purchase Price Hedge Gain. Adjusted Diluted EPS of $1.69 increased $0.17 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted EPS).

Moody’s Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
United States	$559.6	$588.4	(5%)
International:
EMEA	344.5	291.0	18%
Asia-Pacific	123.0	118.6	4%
Americas	53.7	64.9	(17%)

Total International	521.2	474.5	10%

Total	1,080.8	1,062.9	2%

Expenses:
Operating	306.3	315.6	3%
SG&A	260.3	245.7	(6%)
Depreciation and amortization	46.1	43.0	(7%)
Acquisition-Related Expenses	1.3	10.1	87%

Total	614.0	614.4	—

Operating income	$466.8	$448.5	4%

Adjusted Operating Income (1)	$514.2	$501.6	3%

Interest expense, net	$(56.4)	$(53.1)	(6%)
Other non-operating income , net	2.4	0.5	380%
Purchase Price Hedge Gain	—	69.9	NM

Non-operating (expense) income , net	(54.0)	17.3	NM

Net income attributable to Moody’s	$310.2	$317.3	(2%)
Diluted weighted average shares outstanding	194.5	194.1	—
Diluted EPS attributable to Moody’s common shareholders	$1.59	$1.63	(2%)
Adjusted Diluted EPS (1)	$1.69	$1.52	11%
Operating margin	43.2%	42.2%
Adjusted Operating Margin(1)	47.6%	47.2%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,		% Change
	2018	2017
United States	3,743	3,566	5%
International	8,878	8,182	9%

Total	12,621	11,748	7%

Global revenue of $1,080.8 million in the third quarter of 2018 increased $17.9 million, or 2%, compared to 2017 reflecting growth in MA partially offset by declines in MIS.

Transaction revenue accounted for 43% of global MCO revenue in the third quarter of 2018 compared to 50% in the prior year.

U.S. revenue of $559.6 million in the third quarter of 2018 decreased $28.8 million compared to the prior year, reflecting growth in MA partially offset by declines in MIS.

Non-U.S. revenue of $521.2 million increased $46.7 million compared to the third quarter of 2017 reflecting growth in MA, which included approximately $32 million in inorganic revenue growth from Bureau van Dijk, partially offset by declines in MIS.

Operating expenses were $306.3 million in the third quarter of 2018, or 3% lower compared to 2017 primarily due to lower compensation expenses of approximately $13 million partially offset by higher non-compensation expenses of approximately $4 million. The decline in compensation expenses reflects approximately $22 million in lower incentive compensation accruals reflecting lower projected achievement against full-year targeted results compared to the prior year, partially offset by higher salaries and employee benefits costs due to inorganic expense growth from Bureau van Dijk and the impact of salary adjustments and hiring. The increase in non-compensation costs includes inorganic expense growth from Bureau van Dijk.

SG&A expenses of $260.3 million in the third quarter of 2018 increased $14.6 million from the prior year period reflecting an approximate $17 million increase in non-compensation expenses, partially offset by modest declines in compensation costs. The increase in non-compensation costs reflects both costs to enhance the Company’s IT and operational infrastructure and inorganic expenses from Bureau van Dijk. The modest declines in compensation costs reflect lower incentive compensation accruals resulting from lower projected achievement against full-year targeted results compared to the prior year. This decrease was mostly offset by an increase in salaries and employee benefit expenses, which includes the impact of annual compensation increases and inorganic expenses from Bureau van Dijk.

Operating income of $466.8 million in the third quarter of 2018 increased $18.3 million compared to 2017, resulting in an operating margin of 43.2%, compared to 42.2% in the prior year. Adjusted Operating Income of $514.2 million in the third quarter of 2018 increased $12.6 million compared to 2017, resulting in an Adjusted Operating Margin of 47.6% compared to 47.2% in the prior year period.

Interest expense, net in the third quarter of 2018 was $56.4 million, a $3.3 million increase in expense compared to 2017 primarily due to higher tax-related interest expense resulting from increases in UTPs in the third quarter of 2018 pursuant to certain non-U.S. tax matters. These increases were partially offset by benefits realized from cross-currency swaps executed in the second quarter of 2018, which are more fully discussed in Note 9 to the financial statements.

The Purchase Price Hedge Gain in the third quarter of 2017 for $69.9 million reflected gains on FX collars executed by the Company to economically hedge the euro denominated purchase price of the Bureau van Dijk acquisition.

The ETR in the third quarter of 2018 was 24.4%, down from 31.4% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the 2018 ETR includes additional UTPs relating to certain non-U.S. matters offset by a decrease relating to the transition tax liability, each for approximately $65 million.

Diluted EPS of $1.59 in the third quarter of 2018 decreased $0.04 from 2017, which included $0.23 from the Purchase Price Hedge Gain. Adjusted Diluted EPS of $1.69 in 2018 increased $0.17 compared to 2017 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted EPS).

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Corporate finance (CFG)	$296.1	$350.2	(15%)
Structured finance (SFG)	125.4	128.3	(2%)
Financial institutions (FIG)	119.5	102.1	17%
Public, project and infrastructure finance (PPIF)	99.0	109.2	(9%)

Total ratings revenue	640.0	689.8	(7%)

MIS Other	4.8	4.4	9%

Total external revenue	644.8	694.2	(7%)

Intersegment royalty	31.6	29.0	9%

Total	676.4	723.2	(6%)

Expenses:
Operating and SG&A (external)	285.1	313.2	9%
Operating and SG&A (intersegment)	2.6	4.1	37%

Adjusted Operating Income	388.7	405.9	(4%)

Depreciation and amortization	15.8	18.6	15%

Operating income	$372.9	$387.3	(4%)

Adjusted Operating Margin	57.5%	56.1%
Operating margin	55.1%	53.6%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $644.8 million in the third quarter of 2018 decreased 7% compared to 2017, reflecting declines in all ratings LOBs excluding FIG.

Transaction revenue for MIS was 61% in the third quarter of 2018 compared to 65% in the third quarter of 2017.

In the U.S., revenue was $384.7 million in the third quarter of 2018, a decrease of $43.0 million compared to 2017, reflecting declines in CFG, SFG and PPIF, partially offset by growth in FIG.

Non-U.S. revenue was $260.1 million in the third quarter of 2018, a decrease of $6.4 million, or 2%, compared to 2017, reflecting declines in all ratings LOBs excluding SFG.

Global CFG revenue of $296.1 million in the third quarter of 2018 decreased 15% compared to a strong prior year comparative period. The decrease was primarily due to broad declines in corporate debt issuance in the U.S., which reflected:    i) a return of a seasonal slowdown in the fixed income markets relative to unseasonably high issuance in the third quarter of 2017; ii) higher U.S. benchmark interest rates and widening non-U.S. credit spreads; and iii) increased U.S. corporate sector liquidity subsequent to U.S. tax reform. These declines were partially offset by benefits from changes in the mix of fee type and pricing increases, as well as growth in recurring revenue resulting from an increase in monitored credits. Transaction revenue represented 65% and 73% of total CFG revenue in the third quarter of 2018 and 2017, respectively. In the U.S., revenue was $184.0 million, $50.0 million lower than the prior year. Internationally, revenue was $112.1 million, or $4.1 million lower than 2017.

Global SFG revenue of $125.4 million in the third quarter of 2018 decreased $2.9 million, or 2%, compared to 2017. The decrease reflects an unfavorable issuance mix in the U.S. CMBS asset class, partially offset by strength in CLO issuance in the U.S. and EMEA resulting from increased supply of collateral and high investor demand. These decreases were partially offset by benefits from changes in the mix of fee type and pricing increases. Revenue in the U.S. of $81.3 million decreased $8.0 million compared to 2017. Non-U.S. revenue in the third quarter of 2018 was $44.1 million and increased $5.1 million compared to the prior year. Transaction revenue was 65% of total SFG revenue in the third quarter of 2018 compared to 66% in the prior year.

Global FIG revenue of $119.5 million in the third quarter of 2018 increased 17% compared to 2017 and reflected growth in the insurance sector mainly resulting from M&A activity coupled with benefits from changes in the mix of fee type and pricing increases across all sectors. Additionally, the growth reflects higher banking revenue in the U.S. and Asia-Pacific. In the U.S., revenue was $59.8 million, $19.3 million higher compared to 2017. Internationally, revenue was $59.7 million, or $1.9 million lower compared to 2017. Transaction revenue was 47% of total FIG revenue in the third quarter of 2018 compared to 40% in the same period in 2017.

Global PPIF revenue was $99.0 million in the third quarter of 2018, a decrease of $10.2 million, or 9%, compared to 2017. Non-U.S. PPIF revenue was $39.6 million and decreased $5.8 million, or 13% compared to 2017 mainly due to declines in project and infrastructure finance revenue in Latin America resulting from a weaker macroeconomic environment and political uncertainties in the region. PPIF revenue in the U.S. of $59.4 million was down $4.4 million compared to 2017 primarily due to lower infrastructure and project finance revenue compared to the prior year. Both of the aforementioned declines the U.S. and internationally were partially offset by benefits from changes in the mix of fee type and pricing increases. Transaction revenue was 61% of total PPIF revenue in the third quarter of 2018 compared to 65% in the same period in 2017.

Operating and SG&A expenses in the third quarter of 2018 decreased $28.1 million compared to 2017 primarily due to lower incentive compensation accruals.

Adjusted Operating Income and operating income in the third quarter of 2018, which includes intersegment royalty revenue and intersegment expenses, were $388.7 million and $372.9 million, respectively, both down 4% compared to 2017. Adjusted Operating Margin was 57.5%, or 140BPS higher than 2017. Operating margin was 55.1%, or 150BPS higher compared to the third quarter of 2017.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three months ended September 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Research, data and analytics (RD&A)	$282.6	$218.4	29%
Enterprise risk solutions (ERS)	113.0	112.6	—
Professional services (PS)	40.4	37.7	7%

Total external revenue	436.0	368.7	18%

Intersegment revenue	2.6	4.1	(37%)

Total MA Revenue	438.6	372.8	18%

Expenses:
Operating and SG&A (external)	281.5	248.1	(13%)
Operating and SG&A (intersegment)	31.6	29.0	(9%)

Adjusted Operating Income	125.5	95.7	31%

Acquisition-Related Expenses	1.3	10.1	87%
Depreciation and amortization	30.3	24.4	(24%)

Operating income	$93.9	$61.2	53%

Adjusted Operating Margin	28.6%	25.7%
Operating margin	21.4%	16.4%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $67.3 million, or 18%, compared to the third quarter of 2017 primarily reflecting growth in RD&A, which included approximately $37 million of inorganic revenue growth from Bureau van Dijk, or 10 percentage points of the growth. The organic growth from Bureau van Dijk also reflects an approximate $14 million reduction in revenue in 2017 relating to a deferred revenue adjustment required as part of acquisition accounting. Additionally, the growth over the prior year reflects benefits from higher fees within MA’s recurring revenue base due to enhanced content and continued alignment of usage and licensing parameters. Recurring revenue comprised 84% and 79% of total MA revenue in the third quarter of 2018 and 2017, respectively.

In the U.S., revenue of $174.9 million in the third quarter of 2018 increased $14.2 million, and reflected growth across all LOBs.

Non-U.S. revenue of $261.1 million in the third quarter of 2018 was $53.1 million higher than in 2017 reflecting growth in RD&A (which includes approximately $32 million of inorganic revenue growth from Bureau van Dijk).

Global RD&A revenue of $282.6 million, which comprised 65% of total external MA revenue in the third quarter of 2018, increased $64.2 million, or 29%, over the prior year period. This growth included approximately $37 million of inorganic revenue growth from Bureau van Dijk, or 16 percentage points of the growth. Additionally, the revenue growth reflects strong results in the credit research and rating data feeds product lines, where enhanced content and continued alignment of usage and licensing parameters have generated higher fees. U.S. revenue of $116.7 million and non-U.S. revenue of $165.9 million increased 9% and 50%, respectively, over the prior year and included approximately $5 million and $32 million, respectively, of inorganic revenue growth from Bureau van Dijk.

Global ERS revenue in the third quarter of 2018 of $113.0 million was flat compared to 2017 and reflected strong growth in loan origination solutions and the timing of revenue recognition in accordance with the New Revenue Accounting Standard, as well as benefits from pricing increases within ERS’s recurring revenue base. These increases were offset by a revenue decline for perpetual software licenses and related implementation services as the business continues to transition to subscription products sold on a SaaS basis. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $43.0 million increased 9% compared to 2017. Non-U.S. revenue of $70.0 million declined 4% compared to the prior year.

Global PS revenue of $40.4 million in the third quarter of 2018 increased $2.7 million compared to 2017. The increase reflected growth in the analytical and research services business, which benefited from strong new sales and improved customer retention, coupled with growth from e-learning solutions in the MALS business. In the U.S., revenue of $15.2 million was up 11% compared to the prior year. Non-U.S. revenue of $25.2 million increased 5% compared to the prior year.

Operating and SG&A expenses in the third quarter of 2018 increased $33.4 million compared to 2017. The increase includes approximately $19 million of inorganic expense growth relating to Bureau van Dijk coupled with higher compensation costs primarily reflecting salary adjustments and hiring.

Depreciation and amortization increased $5.9 million primarily due to amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $125.5 million in the third quarter of 2018 and increased $29.8 million compared to the same period in 2017. Operating income of $93.9 million in the third quarter of 2018 increased $32.7 million compared to the prior year. Adjusted Operating Margin for the third quarter of 2018 was 28.6%, compared to 25.7% in 2017. Operating margin was 21.4% compared to 16.4% in the prior year. Adjusted Operating Income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Executive Summary

•

Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 11, 2017. In the discussion below, reference to inorganic revenue growth refers to Bureau van Dijk’s operating results from January 1, 2018 through and including August 10, 2018.

•	Moody’s revenue in the first nine months of 2018 totaled $3,382.6 million, an increase of $344.0 million, or 11%, compared to 2017 reflecting growth in both segments.

•	MIS external revenue was 3% higher compared to the prior year reflecting:

•	demand for floating rate instruments supporting bank loan issuance and an increase in new CLO formation;

•	an increase in new ratings mandates; and

•	benefits from a favorable issuance mix and pricing increases;

partially offset by broad declines in corporate debt issuance, reflecting:

•	a return of a seasonal slowdown in the fixed income markets in the third quarter of 2018 relative to unseasonably high issuance in the third quarter of 2017;

•	higher U.S. benchmark interest rates and widening non-U.S. credit spreads; and

•	an increase in U.S. corporate sector liquidity resulting from U.S. tax reform.

•

MA external revenue grew 28% compared to the prior year reflecting growth across all LOBs and included approximately $190 million of inorganic revenue growth from Bureau van Dijk, or approximately 19 percentage points of the growth. Favorable changes in FX rates also contributed two percentage points to the growth.

•

Total operating expenses excluding D&A and Acquisition-Related Expenses increased $185.1 million, or 12% compared to 2017, with the most notable drivers being approximately $109 million of inorganic expense growth from Bureau van Dijk and approximately $50 million in higher salaries and employee benefit costs.

•	D&A increased $35.2 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

•

Operating margin was 44.1% in the first nine months of 2018, compared to 44.6% in the prior year. Adjusted Operating Margin was 48.5% in the first nine months of 2018 compared to 48.7% in the prior year.

•	The change in total non-operating (expense) income, net compared to the prior year is primarily due to the $59.7 million CCXI Gain and $111.1 million Purchase Price Hedge Gain in 2017.

•

The ETR in the first nine months of 2018 was 21.0%, down from 29.0% for the prior-year period. The decline in the tax rate primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act.

•

Diluted EPS of $5.45 increased $0.43 compared to 2017, which included both the $0.31 CCXI Gain and the $0.36 Purchase Price Hedge Gain. Adjusted Diluted EPS of $5.76 in the first nine months of 2018 increased $1.19 compared to 2017 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted EPS).

Moody’s Corporation

	Nine months ended September 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
United States	$1,782.7	$1,734.0	3%

International:
EMEA	1,047.9	779.3	34%
Asia-Pacific	366.9	336.0	9%
Americas	185.1	189.3	(2%)

Total International	1,599.9	1,304.6	23%

Total	3,382.6	3,038.6	11%

Expenses:
Operating	941.4	875.7	(8%)
SG&A	801.9	682.5	(17%)
Depreciation and amortization	143.6	108.4	(32%)
Acquisition-Related Expenses	4.1	16.7	75%

Total	1,891.0	1,683.3	(12%)

Operating income	$1,491.6	$1,355.3	10%

Adjusted Operating Income (1)	$1,639.3	$1,480.4	11%

Interest expense, net	$(160.5)	$(150.2)	(7%)
Other non-operating income, net	18.3	3.2	NM
Purchase Price Hedge Gain	—	111.1	NM
CCXI Gain	—	59.7	NM

Non-operating (expense) income, net	$(142.2)	$23.8	NM

Net income attributable to Moody’s	$1,059.3	$975.1	9%
Diluted weighted average shares outstanding	194.4	194.1	—
Diluted EPS attributable to Moody’s common shareholders	$5.45	$5.02	9%
Adjusted Diluted EPS(1)	$5.76	$4.57	26%
Operating margin	44.1%	44.6%
Adjusted Operating Margin(1)	48.5%	48.7%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $3,382.6 million in the first nine months of 2018 increased $344.0 million, or 11%, compared to 2017 and reflected growth in both MIS and MA.

Transaction revenue accounted for 46% of global MCO revenue in the first nine months of 2018 compared to 51% in the prior year.

U.S. revenue of $1,782.7 million in 2018 increased $48.7 million over the prior year, mainly due to growth in MA.

Non-U.S. revenue of $1,599.9 million increased $295.3 million from 2017 reflecting growth in both reportable segments, and included approximately $167 million of inorganic revenue growth from Bureau van Dijk.

Operating expenses were $941.4 million in the first nine months of 2018, up $65.7 million from 2017, reflecting increases in non-compensation and compensation costs of approximately $43 million and $23 million, respectively. The increase in non-compensation costs is primarily due to inorganic expense growth related to Bureau van Dijk. The increase in compensation costs reflects an increase in salaries and employee benefits expenses, which includes the impact of salary adjustments and hiring, as well as inorganic expense growth related to Bureau van Dijk. These increases were partially offset by lower incentive compensation reflecting lower projected achievement against full-year targeted results compared to the prior year.

SG&A expenses of $801.9 million in the first nine months of 2018 increased $119.4 million from the prior year reflecting increases in non-compensation and compensation costs of approximately $69 million and $50 million, respectively. The increase in non-compensation costs reflects inorganic expense growth related to Bureau van Dijk and higher legal costs. The growth in compensation costs reflects an increase in salaries and employee benefits expenses, which includes the impact of salary adjustments and hiring, as well as inorganic expense growth related to Bureau van Dijk. These increases were partially offset by lower incentive compensation reflecting lower projected achievement against full-year targeted results compared to the prior year.

D&A increased $35.2 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Operating income of $1,491.6 million in the first nine months of 2018 increased $136.3 million compared to 2017 and resulted in an operating margin of 44.1%, compared to 44.6% in the prior year. Adjusted Operating Income of $1,639.3 million in 2018 increased $158.9 million compared to 2017, resulting in an Adjusted Operating Margin of 48.5% compared to 48.7% in the prior year.

Interest expense, net in the first nine months of 2018 was $160.5 million, a $10.3 million increase in expense compared to 2017, primarily due to interest and fees on additional debt issued in 2017 to fund the acquisition of Bureau van Dijk and the issuance of the 2018 Senior Notes in the second quarter of 2018, both of which are more fully discussed in Note 15 to the condensed consolidated financial statements. Refer to the section entitled “Liquidity and Capital Resources” of this MD&A for further discussion regarding cash flows relating to the Company’s indebtedness. This increase was partially offset by benefits from cross-currency swaps executed in the first half of 2018, which are more fully discussed in Note 9 to the condensed consolidated financial statements. Additionally, interest expense in 2017 included approximately $7 million due to the Make Whole Amount on the prepayment of the Series 2007-1 Notes.

Other non-operating income, net was $18.3 million in the first nine months of 2018, a $15.1 million increase compared to 2017 primarily reflecting lower FX losses of approximately $9 million coupled with a reversal of accrued penalties resulting from statute of limitations lapses relating to UTPs.

Additionally, Moody’s recognized the $59.7 million CCXI Gain and the $111.1 million Purchase Price Hedge Gain in 2017.

The reduction in the ETR to 21.0% in the first nine months of 2018 reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the 2018 ETR includes additional UTPs relating to certain non-U.S. matters offset by a decrease relating to the transition tax liability, each for approximately $65 million. Furthermore, the first nine months of 2018 ETR includes net UTP benefits pursuant to statute of limitations lapses. The ETR in the first nine months of 2017 was 29.0% and reflected the non-taxable CCXI Gain, partially offset by tax on the Purchase Price Hedge Gain which was taxed in a higher tax jurisdiction.

Diluted EPS of $5.45 increased $0.43 compared to 2017, which included the $0.31 CCXI Gain and the $0.36 Purchase Price Hedge Gain. Adjusted Diluted EPS of $5.76 in the first nine months of 2018 increased $1.19 compared to the prior year (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted EPS).

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Corporate finance (CFG)	$1,051.4	$1,058.8	(1%)
Structured finance (SFG)	396.7	347.7	14%
Financial institutions (FIG)	354.4	316.8	12%
Public, project and infrastructure finance (PPIF)	300.3	312.0	(4%)

Total ratings revenue	2,102.8	2,035.3	3%

MIS Other	14.2	13.8	3%

Total external revenue	2,117.0	2,049.1	3%

Intersegment royalty	92.0	82.0	12%

Total	2,209.0	2,131.1	4%

Expenses:
Operating and SG&A (external)	891.7	881.6	(1%)
Operating and SG&A (intersegment)	10.0	11.6	14%

Adjusted Operating Income	1,307.3	1,237.9	6%

Depreciation and amortization	49.3	56.4	13%

Operating income	$1,258.0	$1,181.5	6%

Adjusted Operating Margin	59.2%	58.1%
Operating margin	56.9%	55.4%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,117.0 million in the first nine months of 2018 was up 3% compared to 2017, reflecting growth in SFG and FIG, partially offset by declines in PPIF and CFG. The favorable impact of changes in the mix of fee type and pricing increases contributed to the growth for all LOBs.

Transaction revenue for MIS was 64% in the first nine months of 2018, compared to 65% in the first nine months of 2017.

In the U.S., revenue was $1,269.3 million in the first nine months of 2018, up modestly from 2017 reflecting growth in FIG and SFG being offset by declines in CFG and PPIF.

Non-U.S. revenue was $847.7 million in the first nine months of 2018, an increase of $61.2 million or 8%, compared to 2017 reflecting growth across all ratings LOBs.

Global CFG revenue of $1,051.4 million in the first nine months of 2018 declined modestly compared to 2017 and reflected lower corporate debt rated issuance volumes in the U.S. and EMEA due to: i) a return of a seasonal slowdown in the fixed income markets in the third quarter of 2018 relative to unseasonably high issuance in the third quarter of 2017; ii) higher U.S. benchmark interest rates and widening of non-U.S. credit spreads; and iii) an increase in U.S. corporate sector liquidity subsequent to U.S. tax reform. These declines were partially offset by changes in the mix of fee type and pricing increases coupled with growth in new ratings mandates which resulted in higher monitoring fees in all regions. Additionally, the declines compared to 2017 were partially offset by higher bank loan revenue in the U.S. and EMEA resulting from favorable changes in issuance mix, M&A financing activity and strong investor demand for floating rate debt instruments. Transaction revenue represented 70% and 73% of total CFG revenue in the first nine months of 2018 and 2017, respectively. In the U.S., revenue was $673.0 million, or 4% lower compared to the prior year. Internationally, revenue of $378.4 million increased 5% compared to the prior year.

Global SFG revenue of $396.7 million in the first nine months of 2018 increased $49.0 million, or 14%, compared to 2017. In the U.S., revenue of $259.2 million increased $23.3 million over 2017 and reflected continued strength in CLO issuance resulting from an increase in the supply of collateral and favorable market conditions which facilitated both new securitizations and ongoing refinancing activity. Non-U.S. revenue in the first nine months of 2018 of $137.5 million increased $25.7 million compared to the prior year primarily reflecting growth across most asset classes in the EMEA region, most notably in structured credit which has benefited from robust bank loan issuance amid favorable market conditions. Transaction revenue was 65% of total SFG revenue in the first nine months of 2018 compared to 62% in the prior year. Favorable changes in FX rates contributed two percentage points to the SFG growth in the first nine months of 2018.

Global FIG revenue of $354.4 million in the first nine months of 2018 increased $37.6 million, or 12%, compared to 2017 primarily due to growth in the insurance sector reflecting issuance to fund M&A activity and refinancing as well as benefits from changes in the mix of fee type and pricing increases. In the U.S., revenue of $162.7 million increased 21% compared to the prior year. Internationally, revenue was $191.7 million in the first nine months of 2018, up 5% compared to 2017. Transaction revenue was 46% of total FIG revenue in the first nine months of 2018, compared to 44% in the same period in 2017. Favorable changes in FX rates contributed two percentage points to the FIG growth in the first nine months of 2018.

Global PPIF revenue was $300.3 million in the first nine months of 2018 and decreased 4% compared to 2017. In the U.S., revenue in the first nine months of 2018 was $173.9 million, a decrease of $18.9 million compared to 2017, primarily due to lower U.S. public sector supply following the enactment of the Tax Act, which disallowed certain tax exemptions for advance refunding transactions. These decreases were partially offset by benefits from changes in the mix of fee type and pricing increases. Outside the U.S., PPIF revenue was $126.4 million and increased $7.2 million compared to 2017, primarily reflecting a favorable issuance mix in EMEA infrastructure and revenue from sovereign issuers. Transaction revenue was 62% in the first nine months of 2018, compared to 63% in the same period of 2017.

Operating and SG&A expenses in the first nine months of 2018 increased modestly compared to 2017 primarily due to approximately $21 million of higher salaries and employee benefits costs reflecting salary adjustments and hiring coupled with higher legal costs. These increases were offset by lower incentive compensation accruals reflecting lower projected achievement against full-year targeted results compared to the prior year.

Adjusted Operating Income and operating income in the first nine months of 2018, which includes intersegment royalty revenue and intersegment expenses, were $1,307.3 million and $1,258.0 million, respectively, and increased $69.4 million and $76.5 million, respectively, compared to 2017. Adjusted Operating Margin was 59.2%, or 110BPS higher than the prior year. Operating margin was 56.9% in the first nine months of 2018 compared to 55.4% in the prior year.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2018	2017
Revenue:
Research, data and analytics (RD&A)	$831.7	$574.7	45%
Enterprise risk solutions (ERS)	318.6	305.8	4%
Professional services (PS)	115.3	109.0	6%

Total external revenue	1,265.6	989.5	28%

Intersegment revenue	10.0	11.6	(14%)

Total MA Revenue	1,275.6	1,001.1	27%

Expenses:
Operating and SG&A (external)	851.6	676.6	(26%)
Operating and SG&A (intersegment)	92.0	82.0	(12%)

Adjusted Operating Income	332.0	242.5	37%

Acquisition-Related Expenses	4.1	16.7	75%
Depreciation and amortization	94.3	52.0	(81%)

Operating income	$233.6	$173.8	34%

Adjusted Operating Margin	26.0%	24.2%
Operating margin	18.3%	17.4%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $276.1 million, or 28%, compared to the first nine months of 2017, primarily due to growth in RD&A, which included approximately $190 million of inorganic revenue growth from Bureau van Dijk, or 19 percentage points of the growth. Additionally, the growth over the prior year reflects benefits from higher fees within MA’s recurring revenue base due to enhanced content and continued alignment of usage and licensing parameters. Recurring revenue comprised 84% and 79% of total MA revenue in the first nine months of 2018 and 2017, respectively. Favorable changes in FX rates contributed two percentage points to MA revenue growth in the first nine months of 2018.

In the U.S., revenue of $513.4 million in the first nine months of 2018 increased $42.0 million, mainly reflecting growth in RD&A.

Non-U.S. revenue of $752.2 million in the first nine months of 2018 was $234.1 million higher than in 2017 primarily reflecting growth in RD&A, which included approximately $167 million of inorganic growth from Bureau van Dijk. Favorable changes in FX rates contributed three percentage points to international MA revenue growth in the first nine months of 2018.

Global RD&A revenue of $831.7 million, which comprised 66% and 58% of total external MA revenue in the first nine months of 2018 and 2017, respectively, increased $257.0 million, or 45%, over the prior year period. RD&A revenue in the first nine months of 2018 included approximately $190 million of inorganic revenue growth, or 33 percentage points of the growth, from the Bureau van Dijk acquisition. RD&A revenue growth also reflects strong results in the credit research and rating data feeds product lines, where enhanced content and continued alignment of usage and licensing parameters have generated higher fees. U.S. revenue of $347.5 million and non-U.S. revenue of $484.2 million increased 12% and 83%, respectively, compared to 2017. Favorable changes in FX rates contributed two percentage points to RD&A revenue growth in the first nine months of 2018.

Global ERS revenue of $318.6 million in the first nine months of 2018 increased $12.8 million, or 4%, over 2017 primarily reflecting continued strong demand for subscription-based products, particularly in the risk analytics and insurance product verticals. These increases were partially offset by a decline in perpetual software licenses and related implementation services as the business continues to transition to subscription products sold on a SaaS basis. Additionally, the increase over the prior year reflects benefits from pricing increases within ERS’s recurring revenue base. Revenue in ERS is subject to quarterly volatility resulting from the variable nature of project timing and the concentration of software implementation and license revenue in a relatively small number of engagements. In the U.S., revenue of $124.1 million increased 3% compared to the prior year. Non-U.S. revenue of $194.5 million increased 5% compared to the prior year.

Global PS revenue of $115.3 million in the first nine months of 2018 increased $6.3 million compared to 2017 reflecting higher revenue from analytical and research services in EMEA, which benefited from strong new sales and improved customer retention coupled with growth in learning solutions revenue. In the U.S., revenue in the first nine months of 2018 was $41.8 million, up 3% compared to 2017. International revenue was $73.5 million, up 8% compared to 2017.

Operating and SG&A expenses in the first nine months of 2018 increased $175.0 million compared to 2017 primarily due to approximately $109 million of inorganic expense growth from Bureau van Dijk coupled with higher compensation costs primarily reflecting salary adjustments and hiring.

Depreciation and amortization increased $42.3 million primarily due to the amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $332.0 million in the first nine months of 2018 and increased $89.5 million compared to the same period in 2017. Operating income of $233.6 million in the first nine months of 2018 increased $59.8 million compared to the same period in 2017. Adjusted Operating Margin in the first nine months of 2018 was 26.0%, up 180BPS from 2017. Operating margin was 18.3% in the first nine months of 2018, up 90BPS from the prior year. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine months ended September 30,		$ Change Favorable (Unfavorable)
	2018	2017
Net cash provided by operating activities	$1,084.6	$349.8	$734.8
Net cash used in investing activities	$(113.8)	$(3,407.4)	$3,293.6
Net cash (used in) provided by financing activities	$(980.2)	$1,889.6	$(2,869.8)
Free Cash Flow*	$1,021.7	$280.4	$741.3

*	Free Cash Flow is an adjusted financial measure. Refer to the section “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

Net cash flows from operating activities increased $734.8 million compared to the prior year primarily due to the approximate $864 million payment for the Settlement Charge in 2017 and higher operating income in the first nine months of 2018 compared to the same period in 2017. These increases were partially offset by higher incentive compensation payouts in 2018 compared to 2017 and timing of tax payments.

Net cash used in investing activities

The $3,293.6 million decrease in cash flows used in investing activities compared to 2017 primarily reflects the acquisition of Bureau van Dijk for approximately $3.5 billion in 2017. This decrease was partially offset by cash received of $111.1 million relating to the Purchase Price Hedge in 2017 and higher net purchases of investments of approximately $81 million in 2018.

Net cash (used in) provided by financing activities

The $2,869.8 million increase in cash used in financing activities was primarily attributed to:

•

net proceeds of $2.3 billion in 2017 which included debt/commercial paper issued to fund the acquisition of Bureau van Dijk and the Settlement Charge, partially offset by the early repayment of the 2007-1 Notes and repayments of commercial paper in 2017; and

•

net repayments of approximately $555 million in the first nine months of 2018 relating to the partial repayment of the Company’s 2017 Term Loan and repayments of commercial paper, partially offset by the issuance of the 2018 Senior Notes in June 2018.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1,145.5 million at September 30, 2018 consisted of approximately $1.0 billion located outside of the U.S. Approximately 30% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

Following the enactment of the Tax Act in the fourth quarter of 2017 and the recognition of the transition tax more fully described in Note 5 to the financial statements, the Company revised its assertion relating to certain undistributed earnings, which were previously deemed to be indefinitely reinvested in the Company’s non-U.S. operations for certain of its subsidiaries. Accordingly, the Company has commenced repatriating a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.

Indebtedness

At September 30, 2018, Moody’s had $5.0 billion of outstanding debt and approximately $975 million of additional borrowing capacity available under the Company’s CP program, which is backstopped by the 2015 Facility. At September 30, 2018, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At September 30, 2018, there were no such cross defaults.

In the second quarter of 2018, the Company issued $300 million aggregate principal amount of senior unsecured rate notes in a public offering, the terms of which are more fully discussed in Note 15, and repaid $450 million on the 2017 Term Loan.

In the third quarter of 2018, the Company repaid the 2017 Floating Rate Senior Notes of $300 million.

The Company remains committed to deleveraging its balance sheet following additional financing obtained in 2017 to partially fund the acquisition of Bureau van Dijk.

The repayment schedule for the Company’s borrowings outstanding at September 30, 2018 is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5- year) due 2019	2014 Senior Notes (30- year) due 2044	2015 Senior Notes due 2027	2017 Term Loan Facility due 2020	2017 Senior Notes due 2021	2017 Notes due 2023	2017 Notes due 2028	2018 Notes due 2021	Commercial Paper	Total
2018 (after September 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$25.0	$25.0
2019	—	—	—	450.0	—	—	—	—	—	—	—	—	450.0
2020	500.0	—	—	—	—	—	50.0	—	—	—	—	—	550.0
2021	—	—	—	—	—	—	—	500.0	—	—	300.0	—	800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0
Thereafter	—	—	500.0	—	600.0	580.7	—	—	500.0	500.0	—	—	2,680.7

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$580.7	$50.0	$500.0	$500.0	$500.0	$300.0	$25.0	$5,005.7

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

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying dividends, all in a manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred. On October 22, 2018, the Board of Directors of the Company declared a quarterly dividend of $0.44 per share of Moody’s common stock, payable December 12, 2018 to shareholders of record at the close of business on November 21, 2018. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board. In December 2015, the Board authorized $1.0 billion of share repurchase authority, which had a remaining repurchase authority of approximately $380 million at September 30, 2018. Additionally, in October 2018, the Board authorized an additional $1.0 billion of share repurchase authority. Full-year 2018 total share repurchases are expected to be approximately $200 million, subject to available cash, market conditions and other ongoing capital allocation decisions.

On October 15, 2018, the Company completed its acquisition of Reis, Inc. which resulted in cash payment of approximately $278 million, as more fully discussed in Note 19 to the condensed consolidated financial statements.

As more fully discussed in Note 19 to the condensed consolidated financial statements, on October 26, 2018, the Company approved a restructuring program that is estimated to result in a total pre-tax charge of approximately $45-60 million, of which approximately $25-35 million is expected to result in future cash outlays. The Company expects that a majority of these cash outlays will occur in 2019.

The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.

Off-Balance Sheet Arrangements

At September 30, 2018, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of September 30, 2018:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 -3 Years	3 -5 Years	Over 5 Years
Indebtedness(1)	$6,578.9	$655.5	$2,366.2	$1,159.0	$2,398.2
Operating lease obligations	680.1	104.2	187.8	154.2	233.9
Purchase obligations	105.5	67.0	38.3	0.2	—
Acquisition of Reis, Inc.	278.0	278.0	—	—	—
Pension obligations(2)	132.5	3.2	39.9	18.0	71.4

Total(3)	$7,775.0	$1,107.9	$2,632.2	$1,331.4	$2,703.5

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 15 to the consolidated financial statements.
(2)	Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 14 to the consolidated financial statements.
(3)

The table above does not include the Company’s net long-term tax liabilities of $471.8 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $213 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization and Acquisition-Related Expenses. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses on an annual basis which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-Related Expenses from other acquisitions were not material. Management believes that the exclusion of depreciation and amortization and Acquisition-Related Expenses, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating income	$466.8	$448.5	$1,491.6	$1,355.3
Adjustments:
Depreciation and amortization	46.1	43.0	143.6	108.4
Acquisition-Related Expenses	1.3	10.1	4.1	16.7

Adjusted Operating Income	$514.2	$501.6	$1,639.3	$1,480.4

Operating margin	43.2%	42.2%	44.1%	44.6%
Adjusted Operating Margin	47.6%	47.2%	48.5%	48.7%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems this metric to be a useful measure to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of amortization of acquired intangible assets, Acquisition-Related Expenses, the Purchase Price Hedge Gain, the CCXI Gain, the effects of the Tax Act and certain adjustments relating to the Company’s non-U.S. UTPs.

The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. Additionally, the Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-Related Expenses from other acquisitions were not material.

The Company excludes the Purchase Price Hedge Gain and the CCXI Gain to provide additional perspective on the Company’s operating results from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

Furthermore, the Company excludes the impact of the transition tax pursuant to the Tax Act and certain adjustments relating to the Company’s non-U.S. UTPs, which resulted in significant adjustments to the provision for income taxes in 2018. The Company excludes these items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three months ended September 30,				Nine months ended September 30,
Amounts in millions	2018		2017		2018		2017
Net income attributable to Moody’s common shareholders		$310.2		$317.3		$1,059.3		$975.1
CCXI Gain		—		—		—		(59.7)
Pre-Tax Purchase Price Hedge Gain	$—		$(69.9)		$—		$(111.1)
Tax on Purchase Price Hedge Gain	—		25.5		—		41.4

Net Purchase Price Hedge Gain		—		(44.4)		—		(69.7)
Pre-Tax Acquisition-Related Expenses	$1.3		$10.1		$4.1		$16.7
Tax on Acquisition-Related Expenses	(0.4)		(1.6)		(1.0)		(1.6)

Net Acquisition-Related Expenses (1)		0.9		8.5		3.1		15.1
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$24.6		$18.8		$75.4		$35.9
Tax on Acquisition-Related Intangible Amortization Expenses	(5.5)		(5.0)		(17.0)		(9.9)

Net Acquisition-Related Intangible Amortization Expenses		19.1		13.8		58.4		26.0
Impact of U.S. Tax reform		(64.7)		—		(64.7)		—
Increase to non-U.S. UTPs		63.9		—		63.9		—

Adjusted Net Income		$329.4		$295.2		$1,120.0		$886.8

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Earnings per share attributable to Moody’s common shareholders		$1.59		$1.63		$5.45		$5.02
CCXI Gain		—		—		—		(0.31)
Pre-Tax Purchase Price Hedge Gain	$—		$(0.36)		$—		$(0.57)
Tax on Purchase Price Hedge Gain	—		0.13		—		0.21

Net Purchase Price Hedge Gain		—		(0.23)		—		(0.36)
Pre-Tax Acquisition-Related Expenses	$0.01		$0.05		$0.02		$0.09
Tax on Acquisition-Related Expenses	(0.01)		(0.01)		(0.01)		(0.01)

Net Acquisition-Related Expenses (1)		—		0.04		0.01		0.08
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.13		$0.10		$0.39		$0.18
Tax on Acquisition-Related Intangible Amortization Expenses	(0.03)		(0.02)		(0.09)		(0.04)

Net Acquisition-Related Intangible Amortization Expenses		0.10		0.08		0.30		0.14
Impact of U.S. Tax reform		(0.33)		—		(0.33)		—
Increase to non-U.S. UTPs		0.33		—		0.33		—

Adjusted Diluted EPS		$1.69		$1.52		$5.76		$4.57

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

	Nine Months Ended September 30,
	2018	2017
Net cash flows provided by operating activities	$1,084.6	$349.8
Capital additions	(62.9)	(69.4)

Free Cash Flow	$1,021.7	$280.4

Net cash flows used in investing activities	$(113.8)	$(3,407.4)
Net cash flows (used in) provided by financing activities	$(980.2)	$1,889.6

Recently Issued Accounting Standards

Refer to Note 18 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

As noted in further detail in Note 18 of the condensed consolidated financial statements, the Company will adopt the new lease accounting standard as of January 1, 2019. The Company will apply the provisions of the new standard on the date of adoption (January 1, 2019), and will not adjust prior year comparative periods.

The Company expects adoption of the standard will result in the recognition of right-of-use assets and lease liabilities of approximately $500 million at January 1, 2019, consisting primarily of operating leases relating to real estate. Pursuant to this transition adjustment, the Company also anticipates recognizing approximately $125 million in both additional deferred tax assets and liabilities. This estimate is based on the Company’s current lease portfolio and is subject to change as the Company finalizes its evaluation and adoption of the new standard. This estimate could also change due to updates in the Company’s lease portfolio in the time period from the filing of this Form 10-Q and the adoption date on January 1, 2019. The Company doesn’t currently anticipate that the new lease accounting standard will materially impact its statement of operations or statement of cash flows in periods subsequent to adoption.

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the Commission published a report concluding that no new European legislation was needed for the industry at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In addition, from time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation. Two such reports were published in the first half of 2018. The first report provided further guidance from ESMA regarding the endorsement mechanism that CRAs will need to employ for those ratings that are produced outside of the EU but are used inside the EU by EU-regulated entities. The second report discusses ESMA’s observations on CRAs fee practices. Further, in March 2018, ESMA published a consultation report seeking feedback on the extent to which EU regulation should be applied to CRAs operating outside of the EU to make their ratings eligible for regulatory use in the EU. In July 2018, ESMA published its final guidance on the applicability of EU regulation to endorsed ratings, with an expected effective date of January 1, 2019. In the final guidance, ESMA indicated that as long as the underlying principles of the EU rules were adhered to, ESMA did not expect that the EU’s CRA rules would need to be exported to non-EU jurisdictions for endorsement purposes.

Separately, on June 23, 2016, the U.K. voted through a referendum to exit the EU. The UK officially launched the exit process by submitting its Article 50 letter to the EU, informing it of the UK’s intention to exit. The submission of this letter started the clock on the negotiation of the terms of exit, which originally was expected to take up to two years, but may take longer.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2 “MD&A”, commencing on page 54 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies.

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

Interest rate swaps designated as a fair value hedge:

Furthermore, in the second quarter of 2018, the Company entered into interest rate swaps with a notional amount of $500 million to convert the fixed rate of interest on the 2017 Senior Notes due 2021 to a floating interest rate based on the 3-month LIBOR. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $15 million change to the fair value of the swap which would be offset by the change in fair value of the hedged item.

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

During the fiscal year ended December 31, 2017, the Company acquired Bureau van Dijk, and during the nine months ended September 30, 2018 we further integrated the acquired entity into the Company’s financial reporting processes and procedures and internal control over financial reporting. Additionally, during the first nine months of 2018, the Company implemented internal controls relating to the New Revenue Accounting Standard which was adopted by Moody’s on January 1, 2018.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended September 30, 2018

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1 - 31	54,831	$177.73	52,872	$	436.5 million
August 1 - 31	231,323	$172.37	230,200	$	396.8 million
September 1 - 30	96,510	$177.13	96,510	$	379.7 million

Total	382,664	$174.33	379,582

(1)

Includes surrender to the Company of 1,959 and 1,123 shares of common stock in July and August, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees

(2)

As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program, which at September 30, 2018 had approximately $380 million of remaining authority. Additionally, in October 2018, the Board authorized an additional $1.0 billion share repurchase program which may commence following the completion of the existing program. There is no established expiration date for the remaining authorizations.

During the third quarter of 2018, Moody’s issued 0.1 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Costs Associated with Exit or Disposal Activities.

On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “Program”) that the Company estimates will result in annualized savings of approximately $30 to $40 million a year commencing in 2019. The Program is estimated to result in total pre-tax charges of $45 to $60 million, of which $30 to $40 million are expected to be recorded in the fourth quarter 2018. The Program is expected to be substantially completed by June 30, 2019.

The Program includes relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from recent acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space is anticipated to begin in the fourth quarter of 2018 and to entail approximately $20 to $25 million of the charges to either terminate or sublease the affected real estate leases.

The Program is anticipated also to represent approximately $25 to $35 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. The Company expects that a majority of the charge relating to severance and related costs will be recognized in the fourth quarter of 2018. Cash outlays associated with the Program are anticipated to be approximately $25 to $35 million, the majority of which will be paid in 2019.

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

.1	Restated Certificate of Incorporation of Moody’s Corporation dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 22, 2013.

.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10	MATERIAL CONTRACTS

.1*	Employment Offer Letter between Moody’s Corporation and Mark Kaye, dated July 18, 2018.

12*	Statement of Computation of Ratios of Earnings to Fixed Charges.

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

101	XBRL

101.DEF*	XBRL Definitions Linkbase Document

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

By:	/ S / MARK KAYE
Mark Kaye
Senior Vice President and Chief Financial Officer (principal financial officer)

By:	/ S / DAVID HOGAN
David Hogan
Managing Director – Assistant Controller (principal accounting officer)

Date: October 31, 2018