Form 10-K
period 2018-12-31
MOODYS CORP /DE/
filed 2019-02-25
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2018 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $32.7 billion.

As of January 31, 2019, 191.0 million shares of Common Stock of Moody’s Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2019, are incorporated by reference into Part III of this Form 10-K.

The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.

*

Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.

MOODY’S 2018 10-K

MOODY’S CORPORATION

2	MOODY’S 2018 10-K

Exhibits filed Herewith

10.22	Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019

21	SUBSIDIARIES OF THE REGISTRANT

23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Definitions Linkbase Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

MOODY’S 2018 10-K	3

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

AI	Artificial Intelligence

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

AR	Accounts receivable

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

ASC 605	The U.S. GAAP authoritative guidance for revenue accounting prior to the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Basel III	A global regulatory standard on bank capital adequacy and liquidity agreed by the members of the Basel Committee on Banking Supervision. Basel III was developed in a response to the deficiencies in financial regulation revealed by the global financial crisis. Basel III strengthens bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage

Board	The board of directors of the Company

BPS	Basis points

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V.; a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk.

CCAR	Comprehensive Capital Analysis and Review; annual review by the Federal Reserve in the U.S. to ensure that financial institutions have sufficient capital in times of economic and financial stress and that they have robust, forward-looking capital-planning processes that account for their unique risks.

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

4	MOODY’S 2018 10-K

TERM	DEFINITION

CCXI Gain	In the first quarter of 2017 CCXI, as part of a strategic business realignment, issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $59.7 million non-cash, non-taxable gain.

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; part of the CREF asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Content	A reporting unit within the MA segment that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Council	Council of the European Union

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2018 Facility.

CRAs	Credit rating agencies

CREF	Commercial real estate finance which includes REITs, commercial real estate CDOs and mortgage-backed securities; part of SFG

D&A	Depreciation and amortization

D&B	Dun & Bradstreet

DBPPs	Defined benefit pension plans

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; an LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

MOODY’S 2018 10-K	5

TERM	DEFINITION

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; now referred to as MALS

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; a leading provider of credit ratings and research in India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to just over 50% through the acquisition of additional shares

ICRA Gain	Gain relating to the ICRA Acquisition; U.S. GAAP requires the remeasurement to fair value of the previously held non-controlling shares upon obtaining a controlling interest in a step-acquisition. This remeasurement of the Company’s equity investment in ICRA to fair value resulted in a pre-tax gain of $102.8 million ($78.5 million after tax) in the second quarter of 2014

ICR Chile	A leading provider of domestic credit ratings in Chile

IASB	International Accounting Standards Board

IFRS	International Financial Reporting Standards

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

Legacy Tax Matters	Exposures to certain potential tax liabilities assumed in connection with the Company’s spin-off from Dun & Bradstreet in 2000

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics—a reportable segment of MCO; provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs—RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to the Series 2007-1 Notes, 2010 Senior Notes, 2012 Senior Notes, 2013 Senior Notes, 2014 Senior Notes (5-year), 2014 Senior Notes (30-year), 2015 Senior Notes, 2017 Senior Notes and 2018 Senior Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

6	MOODY’S 2018 10-K

TERM	DEFINITION

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services; formerly known as FSTC

MCO	Moody’s; Moody’s Corporation and its subsidiaries; the Company

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service—a reportable segment of MCO; consists of five LOBs—SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New D&B	The New D&B Corporation—comprises the D&B business after September 30, 2000

New Revenue Accounting Standard	Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

N/A	Not applicable

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC.

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Omega Performance	A leading provider of online credit training, acquired by the Company in August 2018

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and MALS that provides offshore analytical and research services as well as learning solutions and certification programs

Purchase Price Hedge	Foreign currency collars and forward contracts entered into by the Company to economically hedge the Bureau van Dijk euro denominated purchase price

MOODY’S 2018 10-K	7

TERM	DEFINITION

Purchase Price Hedge Gain	Gain on foreign currency collars and forward contracts to economically hedge the Bureau van Dijk euro denominated purchase price

RD&A	Research, Data and Analytics; an LOB within MA that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Reis, Inc. (Reis)	A leading provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018.

Relationship Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

SaaS	Software-as-a-Service

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Series 2007-1 Notes	Principal amount of $300 million, 6.06% senior unsecured notes due in September 2017 pursuant to the 2007 Agreement; prepaid in March 2017

Settlement Charge	Charge of $863.8 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

VSOE	Vendor specific objective evidence; as defined in the ASC, evidence of selling price limited to either of the following: the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management having the relevant authority

8	MOODY’S 2018 10-K

TERM	DEFINITION

WACC	Weighted Average Cost of Capital

2007 Agreement	Note purchase agreement dated September 7, 2007, relating to the Series 2007-1 Notes

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes issued March 9, 2015; repaid in 2018

2017 Bridge Credit Facility	Bridge Credit Agreement entered into in May 2017 pursuant to the definitive agreement to acquire Bureau van Dijk; this facility was terminated in June 2017 upon issuance of the 2017 Private Placement Notes Due 2023 and 2028

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018

2017 Indenture	Collectively the Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Notes Due 2023 and 2028, and the supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Notes Due 2023 and 2028

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.25% senior unsecured notes due January 15, 2028

2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2017 Term Loan	$500 million, three-year term loan facility entered into on June 6, 2017 for which the Company drew down $500 million on August 8, 2017 to fund the acquisition of Bureau van Dijk; amounts under the 2017 Term Loan were repaid in 2018

2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaced the 2015 Facility; backstops CP issued under the CP Program

2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes due June 7, 2021

2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

MOODY’S 2018 10-K	9

PART I

ITEM	1. BUSINESS

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

MIS publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 130 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the internet and real-time information systems widely used by securities traders and investors. As of December 31, 2018, MIS had the following ratings relationships:

»	Approximately 4,800 rated non-financial corporate issuers;

»	Approximately 4,100 rated financial institutions issuers;

»	Approximately 17,600 rated public finance issuers (including sovereign, sub-sovereign and supranational issuers);

»	Approximately 9,600 rated structured finance transactions; and

»	Approximately 1,000 rated infrastructure and project finance issuers.

Additionally, MIS earns revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA non-rating operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets. Within its RD&A business, MA offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools. Within its ERS business, MA provides software solutions as well as related risk management services. The PS business provides offshore analytical and research services along with learning solutions and certification programs. MA customers represent more than 11,100 institutions worldwide operating in over 150 countries. During 2018, Moody’s research website was accessed by over 281,000 individuals including 38,000 customer users.

PROSPECTS FOR GROWTH

Over recent decades, global fixed-income markets have grown significantly both in terms of the amount and types of securities or other obligations outstanding. Beginning in mid-2007, there was a severe market disruption and associated financial crisis both in the devel-

10	MOODY’S 2018 10-K

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

Strong secular trends should continue to provide long-term growth opportunities. For MIS, key growth drivers include debt market issuance driven by global GDP growth, continued disintermediation of fixed-income markets in both developed and emerging economies driving issuance and demand for new ratings products and services. Growth in MA is likely to be driven by deeper and broader penetration of the customer base as data demands, regulatory compliance and other analytical requirements drive demand for MA’s products and expertise. Moreover, pricing opportunities aligned with customer value creation and advances in information technology present growth opportunities for Moody’s.

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

An ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Moody’s believes that issuer use of global debt capital markets offer advantages in capacity and efficiency compared to traditional banking systems and that the trend of increased disintermediation will continue. Further, disintermediation has continued because of the historically low interest rate environment and bank deleveraging, which has encouraged a number of corporations and other entities to seek alternative funding in the bond markets.

MOODY’S 2018 10-K	11

Moody’s also observes disintermediation in key emerging markets where economic growth may outpace internal banking system capacity. Thus, disintermediation is expected to continue over the longer-term, with Moody’s targeting investment and resources to those markets where disintermediation and bond issuance is expected to remain robust.

In the aftermath of the global financial crisis, banking, insurance and capital markets authorities promulgated a wide range of new regulations to restore stability and confidence in financial institutions under their oversight. Programs such as Basel III, Solvency II, and CCAR — among many others — prompted banks, insurers, securities dealers, and asset managers to invest in more robust risk management practices and systems. Many of these investments drew on expertise and tools offered by MA, resulting in strong revenue growth in the post-crisis period. As banking and capital markets continue to stabilize, and with financial institutions better capitalized, regulatory-driven demand for MA products has moderated. Nonetheless, we expect that MA products and services that enable compliance with financial regulation and accounting standards will continue to be adopted by institutions worldwide, prompted by periodic revisions to regulatory frameworks such as the Basel capital adequacy protocols. Moreover, having responded to regulatory imperatives, financial institutions are increasingly seeking to leverage investments in regulatory compliance systems to gain business insights and front-office efficiencies; MA is well positioned to realize revenue growth by assisting in these efforts to apply back-office analytics in support of front-line business decisions. Finally, in order to respond to other sources of demand and drive growth, MA is actively investing in new products, including enhanced data sets and improved delivery methods (e.g., software-as-a-service). These efforts should support broader distribution of MA’s capabilities, deepen relationships with existing customers and facilitate more new customer acquisition.

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

In addition to S&P, MIS’s competitors in the U.S. include Fitch Ratings, Dominion Bond Rating Service (DBRS), A.M. Best Company, Kroll Bond Rating Agency Inc., and Morningstar Inc. In Europe, there are approximately 45 companies currently registered with ESMA, which include both purely domestic European CRAs and International CRAs such as S&P, Fitch and DBRS. There are additional competitors in other regions and countries, some of which are global entities and compete across regions and asset classes, while others focus on particular asset classes and regions.

MA competes broadly in the financial information industry against diversified competitors such as Refinitiv, Bloomberg, S&P Global Market Intelligence, Fitch Solutions, D&B, IBM, Wolters Kluwer, Fidelity National Information Services, SAS, Fiserv, MSCI and IHS Markit among others. MA’s main competitors within RD&A include S&P Global Market Intelligence, CreditSights, Refinitiv, Intex, IHS Markit, BlackRock Solutions, FactSet and other providers of fixed income analytics, valuations, economic data and research. In ERS, MA faces competition from both large software providers such as IBM Algorithmics, Fidelity National Information Services, SAS, Oracle, Misys, Oliver Wyman, Verisk Analytics and various other vendors and in-house solutions. Within Professional Services, MA competes with a host of financial training and education firms and providers of offshore research and analytical services such as Evalueserve and CRISIL Global Research & Analytics.

MOODY’S STRATEGY

Moody’s corporate mission is to be the world’s most respected authority serving financial risk-sensitive markets. The key aspects to implement this strategy are to:

»	Defend and enhance the core ratings and research business of MIS;

12	MOODY’S 2018 10-K

»	Build MA’s position as a leading provider of data, analytics and risk management solutions to financial institutions, corporations, and governmental authorities; and

»	Invest in strategic growth opportunities.

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

During 2018, Moody’s continued to invest in and acquire complementary businesses in MIS and MA. In May 2018, Moody’s acquired a minority stake in QuantCube Technology, an innovative provider of real-time, AI-based predictive analytics for corporate customers, financial institutions and investment managers. The investment complements a series of initiatives across the company to harness innovative and emerging technologies. In August 2018, Moody’s acquired Omega Performance, a leading provider of online credit training. The acquisition adds to MA’s suite of industry-leading learning solutions and reinforces MA as a market standard in credit proficiency for financial institutions worldwide. In October 2018, Moody’s invested in Team8 Partners II, L.P., the second vehicle raised by Team8, a leading think tank and company creation platform specializing in cybersecurity and data resilience. The investment builds on Moody’s investments and initiatives in cybersecurity and emerging technologies. Also in October 2018, Moody’s completed the acquisition of Reis, Inc., a leading provider of U.S. commercial real estate (CRE) data. The acquisition further expands MA’s network of data and analytics providers in the CRE space, including investments in start-ups that apply innovative approaches and new technologies to source data and deliver tools to the market. In November 2018, Moody’s announced it had entered an agreement to acquire a minority stake in ICR Chile, a leading provider of domestic credit ratings in Chile. The transaction adds to Moody’s growing presence across Latin America.

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional

MOODY’S 2018 10-K	13

or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the Commission published a report concluding that no new European legislation was needed for the industry at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In addition, from time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation. Two such reports were published in the first half of 2018. The first report provided further guidance from ESMA regarding the endorsement mechanism that CRAs will need to employ for those ratings that are produced outside of the EU but are used inside the EU by EU-regulated entities. The second report discussed ESMA’s observations on CRA’s fee practices. Further, in March 2018, ESMA published a consultation report seeking feedback on the extent to which EU regulation should be applied to CRAs operating outside of the EU to make their ratings eligible for regulatory use in the EU. In July 2018, ESMA published its final guidance on the applicability of EU regulation to endorsed ratings, with an effective date of January 1, 2019. In the final guidance, ESMA indicated that as long as the underlying principles of the EU rules were adhered to, ESMA did not expect that the EU’s CRA rules would need to be exported to non-EU jurisdictions for endorsement purposes.

Separately, on June 23, 2016, the U.K. voted through a referendum to exit the EU. The U.K. officially launched the exit process by submitting its Article 50 letter to the EU, informing it of the U.K.’s intention to exit. The submission of this letter started the clock on the negotiation of the terms of exit, which originally was expected to take up to two years, but may take longer.

The longer-term impacts of the decision to leave the EU on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the EU in the future. In the interim, however, the U.K.’s markets regulator (the Financial Conduct Authority) has indicated that all EU financial regulations will stay in place and that firms must continue to abide by their existing obligations. As a consequence, at this point in time, there is no change to the regulatory framework under which MIS operates and ESMA remains MIS’s regulator both in the EU and in the U.K.

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

In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, these regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and/or interpretation of existing regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based rating agencies. For example, governments may from time to time establish official rating agencies or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of rating agencies has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

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

In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. Specifically, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data,

14	MOODY’S 2018 10-K

default data, and security identifiers) as well as software development tools and libraries. In addition, the Company’s Bureau van Dijk business obtains from third party information providers certain financial, credit risk, compliance, management, ownership and other data on companies worldwide, which Bureau van Dijk distributes through its company information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open source software and libraries for internal use and also, subject to appropriately permissive open source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and certain company financial data in selected geographic markets sourced by Bureau van Dijk) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.

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

EMPLOYEES

As of December 31, 2018 the number of full-time equivalent employees of Moody’s was approximately 13,000.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, Age and Position	Biographical Data

Mark E. Almeida, 59 President, Moody’s Analytics	Mr. Almeida has served as President of Moody’s Analytics since January 2008. Prior to this position, Mr. Almeida was Senior Vice President of Moody’s Corporation from August 2007 to January 2008, Senior Managing Director of the Investor Services Group (ISG) at Moody’s Investors Service, Inc. from December 2004 to January 2008 and was Group Managing Director of ISG from June 2000 to December 2004. Mr. Almeida joined Moody’s Investors Service, Inc. in April 1988 and has held a variety of positions with the company in both the U.S. and overseas.

Richard Cantor, 61 Chief Risk Officer	Mr. Cantor has served as the Company’s Chief Risk Officer since December 2008 and as Chief Credit Officer of Moody’s Investors Service, Inc. since November 2008. From July 2008 to November 2008, Mr. Cantor served as Acting Chief Credit Officer. Prior thereto, Mr. Cantor was Managing Director of Moody’s Credit Policy Research Group from June 2001 to July 2008, after serving as Senior Vice President in the Financial Guarantors Rating Group. Mr. Cantor joined Moody’s in 1997 from the Federal Reserve Bank of New York, where he served as Assistant Vice President in the Research Group and was Staff Director at the Discount Window. Prior to the Federal Reserve, Mr. Cantor taught Economics at UCLA and Ohio State and has taught on an adjunct basis at the business schools of Columbia University and New York University.

MOODY’S 2018 10-K	15

Name, Age and Position	Biographical Data

Robert Fauber, 48 President, Moody’s Investors Service	Mr. Fauber has served as President—Moody’s Investors Service, Inc. since June 1, 2016. He served as Senior Vice President—Corporate & Commercial Development of Moody’s Corporation from April 2014 to May 31, 2016 and was Head of the MIS Commercial Group from January 2013 to May 31, 2016. From April 2009 through April 2014, he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President—Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup and its investment banking subsidiary Salomon Smith Barney from 1999 to 2005. From 1992 to 1996, Mr. Fauber worked at NationsBank (now Bank of America) in the middle market commercial banking group.

John J. Goggins, 58 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel.

Melanie Hughes, 56 Senior Vice President and Chief Human Resources Officer	Ms. Hughes has served as the Company’s Senior Vice President—Chief Human Resources Officer since September 2017. Prior to joining the Company, Ms. Hughes was Chief Human Resource Officer and Executive Vice President, Human Resources at American Eagle Outfitters from July 2016 to September 2017 and served as Executive Vice President, Human Resources at Tribune Media from May 2013 to June 2016. She has held several senior management roles for many different companies such as Coach, Gilt Group, DoubleClick and UBS Warburg.

Mark Kaye, 39 Senior Vice President and Chief Financial Officer	Mr. Kaye has served as the Company’s Senior Vice President—Chief Financial Officer since August 2018. Prior to joining the Company, Mr. Kaye was Senior Vice President and Head of Financial Planning and Analysis at Massachusetts Mutual Life Insurance Company (MassMutual) since February 2016, and Chief Financial Officer of MassMutual U.S. since July 2015. Prior to that, Mr. Kaye served as Chief Financial Officer and Senior Vice President, Retirement Solutions, at Voya Financial from 2011 to 2015. Mr. Kaye previously held various senior financial and risk reporting positions at ING U.S. and ING Group, and was in the investment banking division of Credit Suisse First Boston.

Raymond W. McDaniel, Jr., 61 President and Chief Executive Officer	Mr. McDaniel has served as the Company’s President and Chief Executive Officer since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the Executive Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chief Executive Officer of Moody’s Investors Service, Inc. since October 2007. He held the additional titles of President from November 2001 to August 2007 and December 2008 to November 2010 and Chairman from October 2007 until June 2015. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a director of John Wiley & Sons, Inc. and a member of the Board of Trustees of Muhlenberg College.

Caroline Sullivan, 50 Senior Vice President and Corporate Controller	Ms. Sullivan has served as the Company’s Senior Vice President—Corporate Controller since December 2018. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions including Controller and was Chief Financial Officer for the Latin America region from 2014 to 2015. From 2011 to 2013, she served as the Legal Entity Controller for the bank’s main broker dealer and other Merrill Lynch entities. Ms. Sullivan previously held various senior positions at several banks and a major accounting firm, and is a member of the American Institute of Certified Public Accountants.

16	MOODY’S 2018 10-K

ITEM 1A.	RISK FACTORS

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

U.S. Laws and Regulations Affecting the Credit Rating Industry and Moody’s Customers May Negatively Impact the Nature and Economics of the Company’s Business.

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

In addition, MA derives a significant amount of its sales in the ERS and Professional Services segments from banks and other financial services providers who are subject to regulatory oversight. U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Board, as well as many state agencies have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance may continue to revise their third-party risk management policies and processes and the terms on which they do business with MA, which may delay or reduce sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.

Financial Reforms Outside the U.S. Affecting the Credit Rating Industry and Moody’s Customers May Negatively Impact the Nature and Economics of the Company’s Business.

In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to increase regulation of rating agencies and the markets for ratings. In particular, the EU has adopted a common regulatory framework

MOODY’S 2018 10-K	17

for rating agencies operating in the EU. As a result, ESMA has direct supervisory authority for CRAs in the EU and has the power to take enforcement action against non-compliant CRAs, including through the issuance of public notices, withdrawal of registration and, in some cases, the imposition of fines. Although the Commission published a report in 2016 concluding that no new European legislation was needed for the industry at that time, the report also stated that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. For example, in 2018, ESMA published final guidance on the applicability of EU regulation to endorsed ratings which became effective on January 1, 2019. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information.

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

In addition, regulators in Europe and other foreign markets in which MA is active have issued guidance similar to that issued in the U.S. relating to financial institutions’ assessment and management of risks associated with third-party relationships. Such guidelines include the Committee of European Banking Supervisors Guidelines on Outsourcing and the European Banking Authority Recommendations on Outsourcing to Cloud Providers (each of which is expected to be superseded by the European Banking Authority’s Guidelines on Outsourcing, currently under development and expected to be issued in early 2019). In light of this, MA’s existing or potential bank and financial services customers subject to this guidance may continue to revise their third-party risk management policies and processes and the terms on which they do business with MA, which may delay or reduce sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.

The EU and other jurisdictions engage in rulemaking on an ongoing basis that could significantly impact operations or the markets for Moody’s products and services, including regulations extending to products and services not currently regulated and regulations affecting the need for debt securities to be rated, expansion of supervisory remit to include non-EU ratings used for regulatory purposes, increasing the level of competition in the market for credit ratings, establishing criteria for credit ratings or limiting the entities authorized to provide credit ratings, and laws and regulations related to collection, use, accuracy, correction and sharing of personal information by CRAs. Additionally, as of the date of the filing of this annual report on Form 10-K, there remains uncertainty regarding the impact that Brexit will have on the credit rating industry within the U.K., the EU and other jurisdictions. Although Moody’s will monitor these developments, Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.

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

18	MOODY’S 2018 10-K

Additionally, as litigation or the process to resolve pending matters progresses, Moody’s will continue to review the latest information available and may change its accounting estimates, which could require Moody’s to record liabilities in the consolidated financial statements in future periods. See Note 20 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that could have a material adverse effect on its business, operating results and financial condition.

The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.

Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates may have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere, including in Latin America, could affect the number of securities offerings undertaken within those particular areas. In addition, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:

»	exposure to exchange rate movements between foreign currencies and USD;

»	restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;

»

U.S. laws affecting overseas operations, including domestic and foreign export and import restrictions, tariffs and other trade barriers and restrictions, such as those related to the U.S.’s relationship with China;

»	differing and potentially conflicting legal or civil liability, compliance and regulatory standards, including as a result of the U.K.’s referendum vote to withdraw from the EU, Brexit;

»	an extension or delay of the U.K.’s withdrawal from the EU, or the U.K. leaving the EU with no agreement in place (“hard Brexit”);

»	current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;

»

uncertain and evolving laws and regulations, including those applicable to the financial services industries, such as the European Union’s implementation of the Markets in Financial Instruments Directive II, MiFID II, in January 2018, and to the protection of intellectual property;

»	the transition away from LIBOR to the Secured Overnight Financing Rate, SOFR, as a benchmark reference for short-term interests;

»	economic, political and geopolitical market conditions;

»	the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;

»	competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;

»	uncertainties of obtaining data and creating products and services relevant to particular geographic markets;

»	reduced protection for intellectual property rights;

»	longer payment cycles and possible problems in collecting receivables;

»	differing accounting principles and standards;

»	difficulties in staffing and managing foreign operations, including the expected relocation and/or restaffing of employees due to Brexit;

»	difficulties and delays in translating documentation into foreign languages; and

»	potentially adverse tax consequences.

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

MOODY’S 2018 10-K	19

Moody’s Operations and Infrastructure May Malfunction or Fail.

Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, major cities worldwide in which Moody’s has offices, and locations in China used for certain Moody’s back office work. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and, although the Company has instituted extensive controls to reduce the risk of error inherent in our operations, such risk cannot be completely eliminated. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, war or otherwise, may impair the Company’s ability to deliver its products and services.

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

The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.

The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third party vendors. The cyber risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business, employees or customers), as well as sensitive personally identifiable information (PII), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses. All of these evolving

20	MOODY’S 2018 10-K

compliance and operational requirements have required changes to certain business practices, thereby increasing costs, may result in negative publicity or increased operating costs, require significant management time and attention, and subject the Company to remedies that may harm its business, including fines or demands or orders that we modify or cease existing business practices, and expose it to litigation, regulatory actions, sanctions or other statutory penalties.

The Company has invested and continues to invest in risk management and information security measures in order to protect its systems and data, including employee training, disaster plans, and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from data breaches and system disruptions. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could cause the Company to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. Any of the foregoing may have a material adverse effect on Moody’s business, operating results and financial condition.

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

Moody’s business is impacted by general economic conditions and volatility in the U.S. and world financial markets. Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Market disruptions and economic slowdown and uncertainty have in the past, and may in the future, negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. The Tax Act, in addition to other changes to U.S. tax laws and policy, could negatively affect the volume of debt securities issued in the U.S. For example, the Tax Act limits deductibility on interest payments and significantly reduce the tax cost associated with the repatriation of cash held outside the U.S., both of which could negatively affect the volume of debt securities issued. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.

Economic and government factors such as a long-term continuation of difficult economic conditions, a re-emergence of the sovereign debt crisis in Europe, the ultimate Brexit outcome and current uncertainty in various other jurisdictions, may have an adverse impact on the Company’s business. Future debt issuances also could be negatively affected by increases in interest rates, widening credit spreads, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results and financial condition.

MOODY’S 2018 10-K	21

Moody’s initiatives to reduce costs to counteract a decline in its business may not be sufficient and cost reductions may be difficult or impossible to obtain in the short term, due in part to rent, technology, compliance and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, cost-reduction initiatives, including those under-taken to date, could make it difficult for the Company to rapidly expand operations in order to accommodate any unexpected increase in the demand for ratings. Volatility in the financial markets, including changes in the volumes of debt securities and changes in interest rates, may have a material adverse effect on the business, operating results and financial condition, which the Company may not be able to successfully offset with cost reductions.

The Company Faces Increased Pricing Pressure from Competitors and/or Customers.

There is price competition in the credit rating, research, credit risk management markets, research and analytical services and financial training and certification services. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, a challenging business environment and consolidation among customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Weak economic growth intensifies competitive pricing pressures and can result in customers’ use of free or lower-cost information that is available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it may lose market share if its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services could have a material adverse impact on its business, operating results and financial condition.

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

The Introduction of Competing Products or Technologies by Other Companies May Negatively Impact the Nature and Economics of the Company’s Business.

The markets for credit ratings, research, credit risk management services, research and analytical services and financial training and certification services are highly competitive and characterized by rapid technological change, changes in customer demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which it does business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody to compete successfully may have a material adverse effect on its business, operating results and financial condition.

22	MOODY’S 2018 10-K

Possible Loss of Key Employees and Related Compensation Cost Pressures May Negatively Impact the Company.

Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced financial analysts and other professionals. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that could adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Additionally, relocation and/or restaffing of employees due to Brexit could adversely affect our ability to attract and retain talent for our European operations. There is a risk that even if the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed.

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

Moody’s has entered into and expects to continue to enter into acquisition, disposition or other strategic transactions and expects to make various investments to strengthen its business and grow the Company. Such transactions as well as internal technology investments present significant challenges and risks. The market for acquisition targets, dispositions and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions and complete such transactions on favorable terms. If Moody’s is unsuccessful in completing such transactions on favorable terms or if opportunities for expansion do not arise, its business, operating results and financial condition could be materially adversely affected. Additionally, the Company makes significant investments in technology including software developed for internal-use which is time-intensive and complex to implement. Such investments may not be successful or may not result in the anticipated benefits resulting in asset write-offs.

In August 2017, Moody’s acquired Bureau van Dijk for $3,542.0 million. The anticipated growth, synergies and other strategic objectives of the Bureau van Dijk acquisition, as well as other completed transactions, may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. Any strategic transaction can involve a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; future developments that impair the value of purchased goodwill or intangible assets; diversion of management’s focus from other business operations; failure to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies; challenges retaining the customers of the acquired business; coordination of product, sales, marketing and program and systems management functions; integration of employees from the acquired business into Moody’s organization; integration of the acquired business’s accounting, information technology, human resources, legal and other administrative systems with Moody’s; and for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries. The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.

At December 31, 2018, Moody’s had $3,781.3 million of goodwill and $1,566.1 million of intangible assets on its balance sheet, both of which increased significantly due to the acquisition of Bureau van Dijk in 2017. Approximately 94% of the goodwill and intangible assets reside in the MA business, including those related to Bureau van Dijk, and are allocated to the six reporting units within MA: Content; ERS; MALS; MAKS; Bureau van Dijk; and Reis. The remaining 6% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.

MOODY’S 2018 10-K	23

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

Unauthorized third parties may also try to obtain and use technology or other information that the Company regards as proprietary. It is also possible that Moody’s competitors or other entities could obtain patents related to the types of products and services that Moody’s offers, and attempt to require Moody’s to stop developing or marketing the products or services, to modify or redesign the products or services to avoid infringing, or to obtain licenses from the holders of the patents in order to continue developing and marketing the products and services. Even if Moody’s attempts to assert or protect its intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that the Company will be successful. The Company’s ability to establish, maintain and protect its intellectual property and proprietary rights against theft, misappropriation or infringement could be materially and adversely affected by insufficient and/or changing proprietary rights and intellectual property legal protections in some jurisdictions and markets. These risks, and the cost, time and resources needed to address them, may increase as the Company’s business grows and its profile rises in countries with intellectual property regimes that are less protective than the rules and regulations applied in the United States.

Changes in Tax Rates or Tax Rules Could Affect Future Results.

As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the pre-tax income and applicable tax rates in the various jurisdictions in which the Company operates. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where Moody’s faces higher tax rates, losses incurred in jurisdictions for which Moody’s is not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting initiative being conducted by the Organization for Economic Co-operation and Development, which requires companies to disclose more information to tax authorities on operations around the world, and the European Union’s state aid rulings, could have a material adverse effect on the Company’s effective tax rate, results of operations and financial condition and may lead to greater audit scrutiny of profits earned in various countries.

For example, the Tax Act made significant changes to the U.S. federal tax laws. Many aspects of the new legislation are currently uncertain or unclear and may not be clarified for some time. As additional regulatory guidance is issued interpreting or clarifying the Tax Act or if the tax accounting rules are modified, there may be adjustments or changes to the Company’s determination of its mandatory one-time deemed repatriation tax liability (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries recorded in 2017. Additional regulatory guidance may also affect the Company’s expected future effective tax rates and tax assets and liabilities, which could have a material adverse effect on Moody’s business, results of operations, cash flows and financial condition. Furthermore, the Tax Act may impact the volume of debt securities issued as discussed in the Risk Factor, Changes in the Volume of

24	MOODY’S 2018 10-K

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

Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2018, Moody’s operations were conducted from 21 U.S. offices and 105 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, see Part II, Item 8 –“Financial Statements”, Note 20 “Contingencies” in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

MOODY’S 2018 10-K	25

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this Item is set forth under the captions below.

MOODY’S PURCHASES OF EQUITY SECURITIES

For the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)

October 1 – 31	140,682	$159.08	140,235	$1,357.4 million

November 1 – 30	127,843	$149.80	127,488	$1,338.3 million

December 1 – 31	94,524	$149.03	93,920	$1,324.3 million

Total	363,049	$153.20	361,643

(1)

Includes surrender to the Company of 447, 355 and 604 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)

As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program, which at December 31, 2018 had approximately $324 million of remaining authority. On October 22, 2018, the Board approved an additional $1 billion for the share repurchase program, which may commence following the completion of the existing program. There is no established expiration date for the remaining authorization.

During the fourth quarter of 2018, Moody’s issued a net 57 thousand shares under employee stock-based compensation plans.

COMMON STOCK INFORMATION

The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2019 was 1,902. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.

26	MOODY’S 2018 10-K

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth, as of December 31, 2018, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	5,446,379	(1)	$69.86	19,187,078	(3)

Equity compensation plans not approved by security holders	—		$—	—

Total	5,446,379		$69.86	19,187,078

(1)

Includes 4,299,113 options and unvested restricted shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan and 9,145 unvested restricted shares outstanding under the 1998 Non-Employee Directors’ Stock Incentive Plan. This number also includes a maximum of 1,138,121 performance shares outstanding under the Company’s 2001 Key Employees’ Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 225% of the target award for performance shares granted in 2016 and 2017 and the maximum payout of 200% of the target award for performance shares granted in 2018. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 520,534.

(2)	Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.

(3)

Includes 15,500,780 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 9,183,720 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 903,463 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 2,782,835 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY’S 2018 10-K	27

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

The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2013. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 90% during the performance period as compared with a total return during the same period of 101% for the Russell 3000 Financial Services Index and 50% for the S&P 500 Composite Index.

Comparison of Cumulative Total Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moody’s Corporation, the S&P 500 Index

and the Russell 3000 Financial Services Index

	Year Ended December 31,

	2013	2014	2015	2016	2017	2018

Moody’s Corporation	$100.00	$123.67	$131.20	$125.17	$198.42	$190.28

S&P 500 Composite Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33

Russell 3000—Financial Services Index	$100.00	$114.05	$114.62	$183.03	$219.54	$201.21

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.

28	MOODY’S 2018 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,

amounts in millions, except per share data	2018	2017	2016	2015	2014

Results of operations

Revenue	$4,442.7	$4,204.1	$3,604.2	$3,484.5	$3,334.3

Expenses

Operating and SG&A Expenses (1)	2,325.6	2,202.5	1,950.8	1,880.3	1,788.9

Restructuring	48.7	—	12.0	—	—

Depreciation and amortization	191.9	158.3	126.7	113.5	95.6

Acquisition-Related Expenses	8.3	22.5	—	—	—

Settlement Charge	—	—	863.8	—	—

Total Expenses	2,574.5	2,383.3	2,953.3	1,993.8	1,884.5

Operating income(2)	1,868.2	1,820.8	650.9	1,490.7	1,449.8

Non-operating (expense) income, net (3)(1)	(197.2)	(34.0)	(92.9)	(111.1)	11.2

Income before provision for income taxes (2)	1,671.0	1,786.8	558.0	1,379.6	1,461.0

Provision for income taxes (4)	351.6	779.1	282.2	430.0	455.0

Net income (2)	1,319.4	1,007.7	275.8	949.6	1,006.0

Less: Net income attributable to noncontrolling interests	9.8	7.1	9.2	8.3	17.3

Net income attributable to Moody’s (2)(5)	$1,309.6	$1,000.6	$266.6	$941.3	$988.7

Earnings per share

Basic (2)	$6.84	$5.24	$1.38	$4.70	$4.69

Diluted (2)	$6.74	$5.15	$1.36	$4.63	$4.61

Weighted average shares outstanding

Basic	191.6	191.1	192.7	200.1	210.7

Diluted	194.4	194.2	195.4	203.4	214.7

Dividends declared per share	$1.76	$1.14	$1.49	$1.39	$1.18

Operating margin (2)	42.1%	43.3%	18.1%	42.8%	43.5%

Operating Cash Flow (6)	$1,461.1	$754.6	$1,259.2	$1,198.1	$1,077.3

	December 31,
	2018	2017	2016	2015	2014

Balance sheet data

Total assets	$9,526.2	$8,594.2	$5,327.3	$5,103.0	$4,653.8

Long-term debt	$5,226.1	$5,111.1	$3,063.0	$3,380.6	$2,532.1

Total shareholders’ equity (deficit)	$656.5	$(114.9)	$(1,027.3)	$(333.0)	$42.9

(1)

Pursuant to the adoption of a new accounting standard relating to pension accounting as more fully discussed in Note 1, only the service cost component of net periodic expense is classified within operating and SG&A expenses with the remaining components being classified as non-operating (expenses) income. Prior period results have been restated to reflect this classification.

(2)	The significant decrease in 2016 is primarily driven by the 2016 $863.8 million Settlement Charge ($700.7 million, net of tax, or $3.59 per diluted share).

(3)

The 2017 amount includes a $111.1 million Purchase Price Hedge Gain as well as the $59.7 million CCXI Gain. The 2016 amount includes a $34.8 million FX gain relating to the substantial liquidation of a subsidiary. The 2015 and 2014 amounts include benefits of $7.1 million each, related to the favorable resolution of certain Legacy Tax Matters. The 2014 amount also includes the ICRA Gain of $102.8 million.

(4)

Provision for income taxes in the year ended December 31, 2018 includes a charge of $63.9 million relating to an increase in non-U.S. UTPs, partially offset by a $59.0 million benefit from potential realization of foreign tax credits and other adjustments to previous estimates relating to the Tax Act. Provision for income taxes in the year ended December 31, 2017 includes a net charge of $245.6 million related to the impact of U.S. tax reform and a statutory tax rate reduction in Belgium as more fully discussed in Note 16 to the consolidated financial statements in Item 8 of this Form 10-K.

MOODY’S 2018 10-K	29

(5)

The 2018 amount includes: i) a $59.0 million ($0.30 per share) benefit related to the impact of U.S. tax reform, ii) a $63.9 million ($0.33 per share) charge related to an increase to non-U.S UTPs; and iii) $36.8 million ($0.19 per share) net restructuring charge. The 2017 amount includes: i) a $245.6 million ($1.27 per share) charge related to the impact of U.S. tax reform and a statutory tax rate reduction in Belgium; ii) a $72.3 million ($0.37 per share) Purchase Price Hedge Gain; and iii) the $59.7 million ($0.31 per share) CCXI Gain. The 2016 amount includes: i) a $700.7 million ($3.59 per share) Settlement Charge; ii) an $8.1 million ($0.04 per share) restructuring charge; and iii) a $34.8 million ($0.18 per share) FX gain relating to the substantial liquidation of a subsidiary. The 2015 and 2014 amounts include benefits of $6.4 million ($0.03 per share) each related to the resolution of certain Legacy Tax Matters. Also, the 2014 amount includes the ICRA Gain of $78.5 million ($0.37 per share).

(6)

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

30	MOODY’S 2018 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

This MD&A contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 57 and Item  1A. “Risk Factors” commencing on page 17 for a discussion of uncertainties, risks and other factors associated with these statements.

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

MIS, the credit rating agency, publishes credit ratings on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of financial instrument pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

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

CRITICAL ACCOUNTING ESTIMATES

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.

Goodwill and Other Acquired Intangible Assets

On July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment).

The Company has eight primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and six reporting units within MA: Content, ERS, MALS (formerly FSTC), MAKS, Bureau van Dijk and Reis. The Content reporting unit offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and credit analytical tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The MALS reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. The MAKS reporting unit provides offshore research and analytical services. The Bureau van Dijk reporting unit consists of the Bureau van Dijk business, which was acquired on August 10, 2017, and primarily provides business intelligence and company information products. The Reis reporting unit, consists of the newly acquired Reis business, and provides commercial real estate market information and analytical tools.

MOODY’S 2018 10-K	31

The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be quantitatively determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company will record a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value in accordance with ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions, realignments or if there are indicators of potential impairment. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.

At July 31, 2018, the Company performed quantitative assessments of the ERS, MALS, MAKS and ICRA reporting units and a qualitative assessment for the remaining reporting units. No quantitative assessment resulted in the carrying value of the reporting unit exceeding its fair value. Each qualitative analysis resulted in the Company determining that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.

The Company quantitatively tested the ERS, MALS, MAKS and ICRA reporting units as of July 31, 2018 due to the factors outlined below:

»

ERS – this reporting unit was quantitatively assessed to update its valuation to reflect the current assumptions relating to the timing of a strategic shift in the business away from lower margin sales of highly customized software solutions to higher margin SaaS sales. This migration to SaaS sales is expected to contribute to a more stable and more profitable base of recurring revenue over the medium to long-term. In 2018, the Company revised its projections for ERS to reflect a faster deterioration of the lower margin sales of highly customized software solutions than was previously projected in 2017.

»

MALS and MAKS – these reporting units were quantitatively assessed at the discretion of the Company as they have historically been the reporting units with the lowest amount by which the fair value of a reporting unit exceeds its carrying value.

»	ICRA – this reporting unit was tested quantitatively due to it having a readily available fair value based on its stock price.

Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset (including its estimated useful life) involves the use of significant estimates and assumptions. These estimates and assumptions include projections of future operating results and cash flows of each reporting unit that are based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital, the effects of external factors and market conditions as well as appropriate comparable market metrics. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates and the time frame of such changes may be rapid. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.

Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

32	MOODY’S 2018 10-K

Sensitivity Analyses and Key Assumptions for Deriving the Fair Value of a Reporting Unit

The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2018 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (July 31, 2018 for ERS, MALS, MAKS and ICRA; July 31, 2016 for MIS and Content).

		Sensitivity Analysis

		Deficit Caused by a Hypothetical Reduction to Fair Value

	Goodwill	10%	20%	30%	40%

MIS	$45.9	$—	$—	$—	$—

Content	342.9	—	—	—	—

ERS	609.1	—	—	(33.1)	(169.2)

MALS (1)	120.7	—	—	—	(2.9)

MAKS	181.4	—	—	—	(21.6)

ICRA	215.2	—	—	(1.2)	(59.6)

Bureau van Dijk (2)	2,080.1	N/A	N/A	N/A	N/A

Reis (3)	186.0	N/A	N/A	N/A	N/A

Totals	$3,781.3	$—	$—	$(34.3)	$(253.3)

(1)	Omega Performance was acquired subsequent to the Company’s annual goodwill impairment assessment as of July 31, 2018. Goodwill related to this acquisition is reported within the MALS reporting unit.

(2)

Bureau van Dijk was acquired in August 2017 and has not yet been subject to a quantitative goodwill assessment. The purchase price approximates the fair value of the reporting unit at July 31, 2018, and accordingly, Bureau van Dijk was not subject to the sensitivity analysis above.

(3)

Reis was acquired in October 2018, subsequent to the Company’s annual goodwill impairment assessment as of July 31, 2018. Due to the close proximity of the Reis acquisition to December 31, 2018, the purchase price approximates the fair value of the reporting unit.

Methodologies and significant estimates utilized in determining the fair value of reporting units:

The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative assessment (July 31, 2018 for ERS, MALS, and MAKS and July 31, 2016 for MIS and Content). As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.

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

MOODY’S 2018 10-K	33

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

On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities involved in applying the provisions of the Tax Act, in 2017 the Company recorded a provisional estimate of $247.3 million related to the transition tax in 2017. In 2018, the IRS issued notices clarifying certain aspects of the transition tax. As a result, the Company reduced its provision for the transition tax by $10.9 million. The IRS may issue additional regulations or notices in future periods to clarify or amend provisions of the Tax Act and such guidance could result in revisions in future periods to the amounts recorded for the existing provisions and interpretations of the Tax Act. In addition, in 2018 the Company recorded a deferred tax asset of $48.1 million related to potential foreign tax credits which could be realized if certain UTPs resulted in tax assessments. The transition tax liability reported on the Company’s 2017 tax return is payable over eight years starting in 2018 and will not accrue interest. Due to the reduction in U.S. corporate income tax rates beginning in 2018, a decrease of $56.2 million was recorded to net deferred tax assets in 2017. The above amounts may be impacted by a number of additional considerations, including but not limited to the issuance of regulations and the Company’s ongoing analysis of the new law.

Pursuant to the Tax Act being signed into law, all previously undistributed foreign earnings became subject to U.S. tax. In light of U.S tax reform, the Company has reassessed its capital allocation strategy, including reevaluating its global cash position and revising its plans for repatriating or reinvesting foreign earnings. The Company regularly evaluates in which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided non-U.S. deferred taxes for those entities whose earnings are not considered indefinitely reinvested outside of the U.S.

Revenue Recognition and Costs to Obtain a Contract with a Customer

Revenue is recognized when control of promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The discussion below outlines areas of the Company’s revenue recognition process that require significant management judgment and estimates. Refer to Note 2 of the consolidated financial statements for a comprehensive discussion regarding the Company’s accounting policies relating to the recognition of revenue and costs to obtain a contract with a customer.

34	MOODY’S 2018 10-K

Determination of performance obligations:

When contracts with customers contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct.

In the Company’s MIS segment, revenue arrangements with multiple elements are generally comprised of two distinct performance obligations, initial rating fees and the related monitoring services. Revenue attributed to initial ratings of issued securities is generally recognized when the rating is delivered to the issuer, whereas revenue from monitoring related to MIS’s ratings is recognized ratably over the period in which the monitoring is performed.

In the MA segment, contracts with customers often include promises to transfer multiple products and services to a customer. When arrangements for software, content or SaaS licenses also include related implementation services, the Company may be required to exercise significant judgment in determining the level of integration and interdependency between the promise to grant the software license and the promise to deliver the related implementation services. This determination influences whether the software license is considered distinct and accounted for separately (with revenue generally being recognized at the time the product master or first copy is delivered or transferred to the customer), or not distinct and accounted for together with the implementation services (with revenue being recognized on a percentage-of-completion basis as implementation services are performed).

Allocating consideration to performance obligations:

Management judgment is also required in the determination of the SSP, which is utilized to allocate the consideration from a contract with a customer to each distinct performance obligation.

In the MIS segment, the Company allocates the transaction price within arrangements that include multiple elements based upon the relative SSP of each service at contract inception. The SSP for monitoring fees in these arrangements is generally based upon directly observable selling prices where the monitoring service is sold separately. The Company generally utilizes management’s best estimate of SSP for initial rating fees and considers all available data points. MIS generally provides initial ratings only in transactions with customers that include monitoring services related to the rating.

In the MA segment, revenue is generally allocated to all performance obligations based upon the relative SSP at contract inception. For performance obligations where an observable price exists, such as PCS, the observable price is utilized. If an observable price does not currently exist, the Company will utilize management’s best estimate of SSP for that good or service using estimation methods that maximize the use of observable data points.

The SSP in both segments is usually apportioned along the lines of class of customer, nature of product/services, and other attributes related to those products and services. Once SSP is determined for each performance obligation, the transaction price, including any discount, is allocated based on the relative SSP of the separate performance obligations.

Costs to Obtain a Contract with a Customer:

Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. Depending on the line of business to which the contract relates, this amortization period may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes/product enhancements.

Contingencies

Accounting for contingencies, including those matters described in Note 20 to the consolidated financial statements, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

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

MOODY’S 2018 10-K	35

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

The Company’s wholly-owned insurance subsidiary insures the Company against certain risks including, but not limited to, deductibles for worker’s compensation, employment practices litigation, employee medical claims and terrorism, for which the claims are not material to the Company. In addition, for claim years 2008 and 2009, the insurance subsidiary insured the Company for defense costs related to professional liability claims. For matters insured by the Company’s insurance subsidiary, Moody’s records liabilities based on the estimated total claims expected to be paid and total projected costs to defend a claim through its anticipated conclusion. The Company determines liabilities based on an assessment of management’s best estimate of claims to be paid and legal defense costs as well as actuarially determined estimates. Defense costs for matters not self-insured by the Company’s wholly-owned insurance subsidiary are expensed as services are provided.

Accounts Receivable Allowances and Contract Assets

Moody’s records variable consideration in respect of estimated future adjustments to customer billings as an adjustment to revenue, using the expected value method based on analysis of similar contracts in the same line of business. Such amounts are reflected as additions to the accounts receivable allowance, or to contract assets. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments are recorded against the allowance, or contract asset, depending on the nature of the adjustment. Actual uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts, could impact the Company’s consolidated results of operations.

Pension and Other Retirement Benefits

The expenses, assets and liabilities that Moody’s reports for its Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These significant assumptions include the following:

»	future compensation increases based on the Company’s long-term actual experience and future outlook;

»

long-term expected return on pension plan assets based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments); and

»	discount rates based on current yields on high-grade corporate long-term bonds.

The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2018 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.

Moody’s major assumptions vary by plan and assumptions used are set forth in Note 14 to the consolidated financial statements. In determining these assumptions, the Company consults with third-party actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2018 to accompany the RP-2014 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual

36	MOODY’S 2018 10-K

pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2018 that have not been recognized in annual expense are $83.5 million, and Moody’s expects to recognize a net periodic expense of $3.6 million in 2019 related to the amortization of actuarial losses.

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the impact of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2018, the Company has an unrecognized asset loss of $12.5 million, of which $4.3 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2020 expense.

The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2019 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2019 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumption Used for 2019	Estimated Impact on 2019 Income before Provision for Income Taxes (Decrease)/Increase

Weighted Average Discount Rates (1)	4.07%/4.10%	$(8.2)

Weighted Average Assumed Compensation Growth Rate	3.69%	$1.4

Assumed Long-Term Rate of Return on Pension Assets	5.65%	$(3.6)

(1)	Weighted average discount rates of 4.07% and 4.10% for pension plans and Other Retirement Plans, respectively.

A one percentage-point increase in assumed healthcare cost trend rates will not affect 2019 projected expenses. Based on current projections, the Company estimates that expenses related to Retirement Plans will be approximately $24 million in 2019, a decrease compared to the $30.7 million recognized in 2018.

Restructuring

The Company has engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee benefit costs, contract termination costs and asset impairments. If the actual amounts differ from these estimates, the amount of the restructuring charge could be impacted. For a full description of Moody’s restructuring actions, refer to Note 10 to the consolidated financial statements.

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

REPORTABLE SEGMENTS

The Company is organized into two reportable segments at December 31, 2018: MIS and MA.

The MIS segment is comprised primarily of all of the Company’s ratings operations consisting of five LOBs – CFG, SFG, FIG, PPIF and MIS Other. The ratings LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB consists of certain non-ratings operations managed by MIS, which consists of non-rating revenue from ICRA and fixed income pricing service operations in the Asia-Pacific region.

The MA segment develops a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets as well as serving as provider of business intelligence and company information. The MA segment consists of three lines of business – RD&A, ERS and PS. The results of operations for MA for the year ended December 31, 2018 include the financial results from Omega Performance and Reis, which were acquired in August 2018 and October 2018, respectively. Revenue for the PS LOB includes financial results from Omega Performance and revenue for RD&A LOB includes financial results from Reis.

MOODY’S 2018 10-K	37

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

RESULTS OF OPERATIONS

Year ended December 31, 2018 compared with year ended December 31, 2017

Executive Summary

»

Moody’s completed the acquisition of Bureau van Dijk on August 10, 2017. Moody’s results of operations include Bureau van Dijk’s operating results beginning as of August 11, 2017. Additionally, Moody’s completed the acquisitions of Omega Performance and Reis on August 16, 2018 and October 15, 2018, respectively. In the discussion below, reference to inorganic revenue growth refers to Bureau van Dijk’s operating results from January 1, 2018 through and including August 10, 2018 as well as Reis and Omega Performance revenue from their respective acquisitions dates through December 31, 2018.

»	Moody’s revenue in 2018 totaled $4,442.7 million, an increase of $238.6 million, or 6%, compared to 2017, reflecting growth in MA being partially offset by declines in MIS.

»	MIS external revenue was 2% lower compared to the prior year reflecting:

»	lower non-financial corporate and infrastructure rated issuance volumes reflecting the confluence of unfavorable market factors, with the impact most notable in the fourth quarter of 2018;

»	a decline in U.S. public finance issuance resulting from certain provisions of the Tax Act;

partially offset by:

»	benefits from a favorable product mix and pricing increases;

»	an increase in new ratings mandates; and

»	demand for floating rate instruments (most notably in the first half of 2018), which resulted in strong CLO formation.

»	MA external revenue grew 21% compared to the prior year primarily reflecting:

»	approximately $202 million of inorganic revenue growth from the acquisitions of Bureau van Dijk, Reis and Omega, or approximately 14 percentage points of the growth; and

»	strong growth in the credit research and rating data feeds product lines within RD&A.

»

Total operating and SG&A expenses increased $123.1 million, or 6% compared to 2017, with the most notable driver being approximately $120 million of inorganic expense growth from the aforementioned acquisitions.

»	The restructuring charge in 2018 relates to a restructuring program approved in the fourth quarter of 2018, which is more fully discussed in Note 10 to the consolidated financial statements.

»	D&A increased $33.6 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

»

Operating income of $1,868.2 million in 2018 increased $47.4 million compared to 2017 and resulted in an operating margin of 42.1%, compared to 43.3% in the prior year. Adjusted Operating Income of $2,117.1 million in 2018 increased $115.5 million compared to 2017, resulting in an Adjusted Operating Margin of 47.7% compared to 47.6% in the prior year.

»	The change in total non-operating (expense) income, net compared to the prior year is primarily due to the $59.7 million CCXI Gain and $111.1 million Purchase Price Hedge Gain in 2017.

»

The ETR in 2018 was 21.0%, down from 43.6% for the prior-year period. The ETR in 2018 benefitted from the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act and lower non-U.S. effective tax rates. The ETR in 2017 included a net charge of approximately $246 million related to the impacts of tax reform in the U.S. and Belgium partially offset by the non-taxable CCXI Gain.

38	MOODY’S 2018 10-K

»

Diluted EPS and Adjusted Diluted EPS in 2018 of $6.74 and $7.39, respectively, increased 31%, and 22%, respectively, compared to 2017, with approximately 10 percentage points of the growth due to the favorable impact of the Tax Act on the ETR. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2018	2017

Revenue:

United States	$2,329.6	$2,348.4	(1%)

Non-U.S.:

EMEA	1,377.0	1,131.7	22%

Asia-Pacific	493.2	471.4	5%

Americas	242.9	252.6	(4%)

Total Non-U.S.	2,113.1	1,855.7	14%

Total	4,442.7	4,204.1	6%

Expenses:

Operating	1,245.5	1,216.6	(2%)

SG&A	1,080.1	985.9	(10%)

Restructuring	48.7	—	NM

Depreciation and amortization	191.9	158.3	(21%)

Acquisition-Related Expenses	8.3	22.5	63%

Total	2,574.5	2,383.3	(8%)

Operating income	$1,868.2	$1,820.8	3%

Adjusted Operating Income (1)	$2,117.1	$2,001.6	6%

Interest expense, net	$(216.0)	$(208.5)	(4%)
Other non-operating income, net	18.8	3.7	NM
Purchase Price Hedge Gain	—	111.1	NM
CCXI Gain	—	59.7	NM

Non-operating (expense) income, net	$(197.2)	$(34.0)	NM

Net income attributable to Moody’s	$1,309.6	$1,000.6	31%
Diluted weighted average shares outstanding	194.4	194.2	—
Diluted EPS attributable to Moody’s common shareholders	$6.74	$5.15	31%
Adjusted Diluted EPS (1)	$7.39	$6.07	22%
Operating margin	42.1%	43.3%
Adjusted Operating Margin (1)	47.7%	47.6%
Effective tax rate	21.0%	43.6%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,			% Change
	2018		2017
United States	4,008		3,591	12%
Non-U.S.	9,049		8,305	9%

Total	13,057	(1)	11,896	10%

(1)	Includes approximately 275 employees from the acquisition of Reis and Omega Performance

Global revenue of $4,442.7 million in 2018 increased $238.6 million, or 6%, compared to 2017 reflecting growth in MA partially offset by declines in MIS. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

MOODY’S 2018 10-K	39

Transaction Revenue accounted for 44% of global MCO revenue in 2018 compared to 50% in 2017.

U.S. revenue of $2,329.6 million in 2018 decreased $18.8 million over the prior year reflecting declines in MIS being partially offset by growth in MA.

Non-U.S. revenue of $2,113.1 million increased $257.4 million from 2017 reflecting growth in both reportable segments, and included approximately $167 million of inorganic revenue growth from Bureau van Dijk.

Operating expenses were $1,245.5 million in 2018, up $28.9 million from 2017, reflecting increases in non-compensation of approximately $38 million, partially offset by a decline in compensation cost of approximately $9 million. The increase in non-compensation costs is primarily due to inorganic expense growth related to the acquisitions of Bureau van Dijk, Reis and Omega. The decline in compensation costs reflects lower incentive compensation resulting from lower achievement against full-year targeted results compared to the prior year, partially offset by higher salaries and employee benefits expenses, which includes the impact of salary adjustments and hiring as well as inorganic expense growth related to the aforementioned acquisitions.

SG&A expenses of $1,080.1 million in 2018 increased $94.2 million from the prior year reflecting increases in non-compensation and compensation costs of approximately $65 million and $30 million, respectively. The increase in non-compensation costs primarily reflects inorganic expense growth related to the acquisition of Bureau van Dijk and higher legal costs. The increase in compensation costs reflects an increase in salaries and employee benefits expenses, which includes the impact of salary adjustments and hiring as well as inorganic expense growth related to the Bureau van Dijk, Reis and Omega Performance acquisitions. These increases were partially offset by lower incentive compensation reflecting lower achievement against full-year targeted results compared to the prior year.

The restructuring charge of $48.7 million relates to a restructuring program approved in the fourth quarter of 2018, which is more fully discussed in Note 10 to the consolidated financial statements.

D&A increased $33.6 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Operating income of $1,868.2 million in 2018 increased $47.4 million compared to 2017 and resulted in an operating margin of 42.1%, compared to 43.3% in the prior year. Adjusted Operating Income of $2,117.1 million in 2018 increased $115.5 million compared to 2017, resulting in an Adjusted Operating Margin of 47.7% compared to 47.6% in the prior year.

Interest expense, net in 2018 was $216.0 million, a $7.5 million increase in expense compared to 2017, primarily due to interest and fees on additional debt issued in 2017 to fund the acquisition of Bureau van Dijk and the issuance of additional notes issued in the second and fourth quarter of 2018, all of which are more fully discussed in Note 17 to the consolidated financial statements. Refer to the section entitled “Liquidity and Capital Resources” of this MD&A for further discussion regarding cash flows relating to the Company’s indebtedness. This increase was partially offset by benefits from cross-currency swaps executed in 2018, which are more fully discussed in Note 6 to the consolidated financial statements. Additionally, interest expense in 2017 included approximately $7 million due to the Make Whole Amount on the prepayment of the Series 2007-1 Notes.

Other non-operating income, net was $18.8 million in 2018, a $15.1 million increase compared to 2017 primarily reflecting lower FX losses of approximately $5 million coupled with gains on the Company’s investments in certain mutual funds.

Additionally, Moody’s recognized the $59.7 million CCXI Gain and the $111.1 million Purchase Price Hedge Gain in 2017.

The reduction in the ETR to 21.0% in 2018 primarily reflects the impact of an enacted lower corporate tax rate in the U.S. pursuant to the Tax Act. Additionally, the 2018 ETR includes additional UTPs of approximately $64 million relating to certain non-U.S. matters partially offset by a decrease relating to the transition tax liability of approximately $59 million. Furthermore, the 2018 ETR includes the benefit from lower non-U.S. effective tax rates. The ETR in 2017 was 43.6% and included a net charge of approximately $246 million related to the impacts of tax reform in the U.S. and Belgium and tax on the Purchase Price Hedge Gain, which was taxed in a higher tax jurisdiction. These items were partially offset by the non-taxable CCXI Gain in 2017.

Diluted EPS in 2018 of $6.74, which included a $0.19 restructuring charge, increased $1.59, or 31%, compared to 2017, which included both the $0.31 CCXI Gain and the $0.37 Purchase Price Hedge Gain. Adjusted Diluted EPS of $7.39 in 2018 increased $1.32, or 22%, compared to 2017 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). The favorable impact of the Tax Act on the ETR contributed approximately 10 percentage points of the growth for both Diluted EPS and Adjusted Diluted EPS.

40	MOODY’S 2018 10-K

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2018	2017

Revenue:

Corporate finance (CFG)	$1,334.1	$1,392.7	(4%)

Structured finance (SFG)	526.5	495.5	6%

Financial institutions (FIG)	441.7	435.8	1%

Public, project and infrastructure finance (PPIF)	391.1	431.3	(9%)

Total ratings revenue	2,693.4	2,755.3	(2%)

MIS Other	19.0	18.5	3%

Total external revenue	2,712.4	2,773.8	(2%)

Intersegment royalty	124.0	111.7	11%

Total	2,836.4	2,885.5	(2%)

Expenses:

Operating and SG&A (external)	1,166.7	1,223.3	5%

Operating and SG&A (intersegment)	12.3	16.0	23%

Adjusted Operating Income	1,657.4	1,646.2	1%

Restructuring	32.2	—	NM

Depreciation and amortization	64.9	74.7	13%

Operating income	$1,560.3	$1,571.5	(1%)

Adjusted Operating Margin	58.4%	57.1%
Operating margin	55.0%	54.5%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,712.4 million in 2018 was down 2% compared to 2017, reflecting declines in CFG and PPIF being partially offset by growth in SFG and FIG and the favorable impact of changes in product mix and pricing increases.

Transaction Revenue for MIS was 62% in 2018, compared to 65% in 2017.

In the U.S., revenue was $1,619.2 million in 2018, down $83.6 million from 2017 reflecting declines in CFG and PPIF.

Non-U.S. revenue was $1,093.2 million in 2018, an increase of $22.2 million or 2%, compared to 2017, primarily reflecting strength in non-U.S. SFG revenue.

Global CFG revenue of $1,334.1 million in 2018 declined 4% compared to 2017 and reflected lower corporate debt issuance (both investment-grade and speculative-grade) resulting from a confluence of unfavorable cyclical market factors which included: i) higher U.S. benchmark interest rates; ii) increased capital market volatility; iii) widening of credit spreads; and iv) an increase in U.S. corporate sector liquidity subsequent to U.S. tax reform. These declines were partially offset by changes in product mix and pricing increases coupled with growth in new ratings mandates, which resulted in higher monitoring fees in all regions. Additionally, the decline compared to 2017 was partially offset by higher bank loan revenue in the first half of 2018 in the U.S. and EMEA resulting from favorable changes in product mix, M&A financing activity and investor demand for floating rate debt instruments earlier in the year. Transaction Revenue represented 69% and 73% of total CFG revenue in 2018 and 2017, respectively. In the U.S., revenue was $852.3 million, or 6% lower compared to the prior year. Non-U.S. revenue of $481.8 million was approximately flat compared to the prior year.

Global SFG revenue of $526.5 million in 2018 increased $31.0 million, or 6%, compared to 2017. In the U.S., revenue of $342.9 million increased $2.8 million over 2017 and reflected strength in CLO formation resulting from an increase in the supply of collateral and favorable market conditions in the first half of 2018, which facilitated both new securitizations and ongoing refinancing activity. These increases were partially offset by declines in REIT issuance compared to record issuance in 2017 coupled with lower CMBS issuance. Non-U.S. revenue in 2018 of $183.6 million increased $28.2 million compared to the prior year. This growth primarily reflects increases across most asset classes in the EMEA region, most notably in structured credit which has benefited from increased availability of loan

MOODY’S 2018 10-K	41

collateral resulting from strength in leveraged loan issuance late in 2017 into early 2018. Transaction Revenue was 65% of total SFG revenue in both 2018 and 2017.

Global FIG revenue of $441.7 million in 2018 increased $5.9 million, or 1%, compared to 2017 primarily due to growth in the insurance sector reflecting issuance to fund M&A and refinancing activity as well as benefits from changes in product mix and pricing increases. These increases were partially offset by lower banking-related revenue in Asia-Pacific reflecting a decline in issuance from Chinese financial institutions. In the U.S., revenue of $194.6 million increased 5% compared to the prior year. Non-U.S. revenue was $247.1 million in 2018, down 1% compared to 2017. Transaction revenue was 42% of total FIG revenue in 2018, compared to 45% in the same period in 2017.

Global PPIF revenue was $391.1 million in 2018 and decreased 9% compared to 2017. In the U.S., revenue in 2018 was $228.8 million, a decrease of $37.6 million compared to 2017, primarily due to lower U.S. public sector supply following the enactment of the Tax Act, which disallowed certain tax exemptions for advance refunding transactions. Additionally, the decline reflects lower infrastructure finance rated issuance volumes. These decreases were partially offset by benefits from changes in product mix and pricing increases. Outside the U.S., PPIF revenue was $162.3 million and declined modestly compared to 2017. Transaction Revenue was 61% in 2018, compared to 65% in the same period of 2017.

Operating and SG&A expenses in 2018 decreased $56.6 million compared to 2017 primarily due to approximately $98 million in lower incentive compensation accruals reflecting lower achievement against full-year targeted results compared to the prior year. This decrease was partially offset by higher salaries and employee benefits costs reflecting salary adjustments and hiring coupled with higher legal costs.

The restructuring charge relates to a restructuring program approved in the fourth quarter of 2018, which is more fully discussed in Note 10 to the consolidated financial statements.

Adjusted Operating Income and operating income in 2018, which includes intersegment royalty revenue and intersegment expenses, were $1,657.4 million and $1,560.3 million, respectively, and were generally in line with the prior year. Operating income in 2018 included a $32.2 million restructuring charge. Adjusted Operating Margin was 58.4%, or 130BPS higher than the prior year. Operating margin was 55.0% in 2018 compared to 54.5% in the prior year.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2018	2017

Revenue:

Research, data and analytics (RD&A)	$1,134.1	$832.7	36%

Enterprise risk solutions (ERS)	437.4	448.6	(2%)

Professional services (PS)	158.8	149.0	7%

Total external revenue	1,730.3	1,430.3	21%

Intersegment revenue	12.3	16.0	(23%)

Total MA Revenue	1,742.6	1,446.3	20%

Expenses:

Operating and SG&A (external)	1,158.9	979.2	(18%)

Operating and SG&A (intersegment)	124.0	111.7	(11%)

Adjusted Operating Income	459.7	355.4	29%

Restructuring	16.5	—	NM

Acquisition-Related Expenses	8.3	22.5	63%

Depreciation and amortization	127.0	83.6	(52%)

Operating income	$307.9	$249.3	24%

Adjusted Operating Margin	26.4%	24.6%
Operating margin	17.7%	17.2%

The following is a discussion of external MA revenue and operating expenses:

Global MA revenue increased $300.0 million, or 21%, compared to 2017, primarily due to growth in RD&A, which included approximately $202 million of inorganic revenue growth from the acquisitions of Bureau van Dijk, Reis and Omega Performance, or 14

42	MOODY’S 2018 10-K

percentage points of the growth. Additionally, the growth over the prior year reflects benefits from higher fees within MA’s recurring revenue base due to enhanced content and continued alignment of usage and licensing parameters. Recurring revenue comprised 84% and 78% of total MA revenue in 2018 and 2017, respectively.

In the U.S., revenue of $710.4 million in 2018 increased $64.8 million, mainly reflecting growth in RD&A.

Non-U.S. revenue of $1,019.9 million in 2018 was $235.2 million higher than in 2017 primarily reflecting growth in RD&A, which included approximately $167 million of inorganic growth from Bureau van Dijk.

Global RD&A revenue of $1,134.1 million, which comprised 66% and 58% of total external MA revenue in 2018 and 2017, respectively, increased $301.4 million, or 36%, over the prior year period. RD&A revenue in 2018 included approximately $198 million of inorganic revenue growth, or 24 percentage points of the growth, from the Bureau van Dijk and Reis acquisitions. RD&A revenue growth also reflects strong results in the credit research and rating data feeds product lines, where enhanced content and continued alignment of usage and licensing parameters have generated higher fees, coupled with strong organic growth from Bureau van Dijk. U.S. revenue of $480.4 million and non-U.S. revenue of $653.7 million increased 13% and 60%, respectively, compared to 2017.

Global ERS revenue of $437.4 million in 2018 decreased $11.2 million, or 2%, compared to 2017. This decrease primarily reflects a decline in perpetual software license sales and related implementation services as the business continues to transition to SaaS products sold on a subscription basis. These decreases were partially offset by continued strong demand for subscription-based products and benefits from pricing increases within ERS’s recurring revenue base. In the U.S., revenue of $170.0 million increased 2% compared to the prior year. Non-U.S. revenue of $267.4 million decreased 5% compared to the prior year.

Global PS revenue of $158.8 million in 2018 increased $9.8 million compared to 2017 reflecting higher revenue from analytical and research services in EMEA, which benefited from strong new sales and improved customer retention, coupled with growth in U.S. learning solutions revenue mainly due to the acquisition of Omega Performance. In the U.S., revenue in 2018 was $60.0 million, up 10% compared to 2017. Non-U.S. revenue was $98.8 million, up 5% compared to 2017.

Operating and SG&A expenses in 2018 increased $179.7 million compared to 2017 primarily due to approximately $120 million of inorganic expense growth from the Bureau van Dijk, Reis and Omega Performance acquisitions. Additionally, the increase reflects higher compensation costs primarily resulting from salary adjustments and hiring as well as higher incentive compensation reflecting higher achievement against full-year targeted results compared to the prior year.

The restructuring charge relates to a restructuring program approved in the fourth quarter of 2018, which is more fully discussed in Note 10 to the consolidated financial statements.

Depreciation and amortization increased $43.4 million primarily due to the amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $459.7 million in 2018 and increased $104.3 million compared to the same period in 2017. Operating income of $307.9 million in 2018, which included a $16.5 million restructuring charge, increased $58.6 million compared to the same period in 2017. Adjusted Operating Margin in 2018 was 26.4%, up 180BPS from 2017. Operating margin was 17.7% in 2018, up 50BPS from the prior year, with the margin expansion being suppressed by the restructuring charge in 2018. Adjusted Operating Income and operating income both include intersegment revenue and expense.

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

»

MA revenue grew 16% compared to the prior year reflecting growth across all LOBs. The most notable growth was in the RD&A LOB, which reflected increases in credit research subscriptions and licensing of credit data as well as an approximate $92 million contribution from Bureau van Dijk (net of an approximate $36 million reduction relating to a deferred revenue adjustment required as part of acquisition accounting as further described in Note 8 to the financial statements, providing approximately seven additional percentage points to growth).

MOODY’S 2018 10-K	43

»

Total operating expenses excluding D&A decreased $601.6 million, or 21% compared to 2016 reflecting the $863.8 million Settlement Charge in 2016. This decrease is partially offset by higher compensation costs in 2017, which reflects growth in performance-based compensation resulting from strong financial performance in 2017 coupled with annual merit increases. Additionally, there was approximately $64 million in Bureau van Dijk operating expenses and $22.5 million in Acquisition-Related Expenses in 2017.

»	D&A increased $31.6 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

»

Operating income of $1,820.8 million in 2017 increased $1,169.9 million compared to 2016 and resulted in an operating margin of 43.3%, compared to 18.1% in the prior year. Operating income and operating margin in 2016 were suppressed by the $863.8 million Settlement Charge. Adjusted Operating Income of $2,001.6 million in 2017 increased $348.2 million compared to 2016, resulting in an Adjusted Operating Margin of 47.6% compared to 45.9% in the prior year.

»	The decrease in non-operating expense, net, compared to the prior year is primarily due to:

»	the $59.7 million CCXI Gain in 2017;

»	the $111.1 million Purchase Price Hedge Gain in 2017;

Partially offset by:

»

higher interest expense of $51.2 million primarily reflecting additional financing in 2017 utilized to fund the payment of the 2016 Settlement Charge, repay the Series 2007-1 Notes and fund the Bureau van Dijk acquisition; and

»

FX losses of approximately $17 million in the 2017 compared to FX gains of approximately $50 million in the prior year. The FX gains in 2016 included approximately $35 million related to the liquidation of a non-U.S. subsidiary.

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

»

Full year 2017 Diluted EPS of $5.15 was up from $1.36 in 2016. Adjusted Diluted EPS of $6.07 was up 23% from $4.94 in 2016. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for a full list of items excluded in the derivation of Adjusted Diluted EPS.

44	MOODY’S 2018 10-K

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2017	2016

Revenue:

United States	$2,348.4	$2,105.5	12%

Non-U.S.:

EMEA	1,131.7	904.4	25%

Asia-Pacific	471.4	373.2	26%

Americas	252.6	221.1	14%

Total Non-U.S.	1,855.7	1,498.7	24%

Total	4,204.1	3,604.2	17%

Expenses:

Operating	1,216.6	1,019.6	(19%)

SG&A	985.9	931.2	(6%)

Restructuring	—	12.0	NM

Depreciation and amortization	158.3	126.7	(25%)

Acquisition-Related Expenses	22.5	—	NM

Settlement Charge	—	863.8	NM

Total	2,383.3	2,953.3	19%

Operating income	$1,820.8	$650.9	180%

Adjusted Operating Income (1)	$2,001.6	$1,653.4	21%

Interest expense, net	$(208.5)	$(157.3)	(33%)
Other non-operating income, net	3.7	64.4	NM
Purchase Price Hedge Gain	111.1	—	NM
CCXI Gain	59.7	—	NM

Non-operating (expense) income, net	$(34.0)	$(92.9)	63%

Net income attributable to Moody’s	$1,000.6	$266.6	275%
Diluted weighted average shares outstanding	194.2	195.4	1%
Diluted EPS attributable to Moody’s common shareholders	$5.15	$1.36	279%
Adjusted Diluted EPS (1)	$6.07	$4.94	23%
Operating margin	43.3%	18.1%
Adjusted Operating Margin (1)	47.6%	45.9%
Effective tax rate	43.6%	50.6%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	December 31,			% Change
	2017		2016
United States	3,591		3,386	6%
Non-U.S.	8,305		7,231	15%

Total	11,896	(1)	10,617	12%

(1)	Includes 874 employees from the acquisition of Bureau van Dijk

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

MOODY’S 2018 10-K	45

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

Transaction revenue accounted for 50% of global MCO revenue in 2017 compared to 49% in 2016.

U.S. revenue of $2,348.4 million in 2017 increased $242.9 million over the prior year, reflecting growth in both reportable segments.

Non-U.S. revenue increased $357.0 million from 2016 reflecting growth in both reportable segments.

Operating expenses were $1,216.6 million in 2017, up $197.0 million from 2016, primarily due to an increase in performance-based expenses (including annual bonuses, a profit sharing contribution and performance-based equity compensation), which is correlated with the strong financial performance of the Company in 2017. This increase also reflects higher salaries and employee benefit expenses resulting from the impact of annual compensation increases and increases in headcount coupled with Bureau van Dijk expenses.

SG&A expenses of $985.9 million in 2017 increased $54.7 million from the prior year period primarily due to higher performance-based correlated costs (including annual bonuses, a profit sharing contribution and performance-based equity compensation), which is consistent with the strong financial performance of the Company in 2017 coupled with Bureau van Dijk expenses. These increases were partially offset by the impact of cost management initiatives implemented in 2016 that have benefited 2017 as well as lower legal costs.

D&A increased $31.6 million primarily due to amortization of intangible assets acquired as part of the Bureau van Dijk acquisition.

Acquisition-Related Expenses represent expenses incurred to complete and integrate the acquisition of Bureau van Dijk.

Operating income of $1,820.8 million increased $1,169.9 million from 2016. Operating margin was 43.3% compared to 18.1% in 2016. Operating income and operating margin in 2016 were suppressed by the $863.8 million Settlement Charge. Adjusted Operating Income was $2,001.6 million in 2017, an increase of $348.2 million compared to 2016. Adjusted Operating Margin of 47.6% increased 170 BPS compared to the prior year.

Interest (expense) income, net in 2017 was $(208.5) million, a $51.2 million increase in expense compared to 2016 primarily due to: i) interest on the 2017 Senior Notes and 2017 Floating Rate Senior Notes which were issued in the first quarter of 2017 to fund the payment of the 2016 Settlement Charge and repayment of the Series 2007-1 Notes; ii) interest on the 2017 Private Placement Notes Due 2023 and 2028 both issued in June 2017 coupled with interest on the 2017 Term Loan drawn down in August 2017, all of which were issued to fund the acquisition of Bureau van Dijk; and iii) fees on the undrawn 2017 Bridge Credit Facility also related to the acquisition of Bureau van Dijk.

Other non-operating (expense) income, net was $3.7 million in 2017, a $60.7 million change compared to 2016 primarily reflecting approximately $17 million in FX losses in 2017 compared to approximately $50 million in FX gains in the prior year. The FX gains in 2016 included an approximate $35 million gain related to the liquidation of a non-U.S. subsidiary.

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

Full year 2017 Diluted EPS of $5.15 was up from $1.36 in 2016. Adjusted Diluted EPS of $6.07 was up 23% from $4.94 in 2016. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for a full list of items excluded in the derivation of Adjusted Diluted EPS.

46	MOODY’S 2018 10-K

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2017	2016

Revenue:

Corporate finance (CFG)	$1,392.7	$1,122.3	24%

Structured finance (SFG)	495.5	436.8	13%

Financial institutions (FIG)	435.8	368.9	18%

Public, project and infrastructure finance (PPIF)	431.3	412.2	5%

Total ratings revenue	2,755.3	2,340.2	18%

MIS Other	18.5	30.6	(40%)

Total external revenue	2,773.8	2,370.8	17%

Intersegment royalty	111.7	100.2	11%

Total	2,885.5	2,471.0	17%

Expenses:

Operating and SG&A (external)	1,223.3	1,094.3	(12%)

Operating and SG&A (intersegment)	16.0	13.5	(19%)

Adjusted Operating Income	1,646.2	1,363.2	21%

Restructuring	—	10.2	NM

Depreciation and amortization	74.7	73.8	(1%)

Settlement Charge	—	863.8	NM

Operating income	$1,571.5	$415.4	278%

Adjusted Operating Margin	57.1%	55.2%
Operating margin	54.5%	16.8%

The following is a discussion of external MIS revenue and operating expenses:

Global MIS revenue of $2,773.8 million in 2017 was up 17% compared to 2016, most notably from strong leveraged finance rated issuance volumes within CFG coupled with strong growth in banking-related revenue in FIG and increases across most asset classes in SFG. Also contributing to the growth was the favorable impact of changes in product mix, new fee initiatives and pricing increases.

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

Global CFG revenue of $1,392.7 million in 2017 was up 24% compared to 2016 primarily due to strength in leveraged finance issuance in the U.S., EMEA and Asia-Pacific as issuers took advantage of favorable market conditions to refinance obligations and fund M&A activity. The growth in leveraged finance revenue also reflects benefits from a favorable product mix in 2017 compared to the prior year where issuance volumes included a greater number of lower-yielding jumbo deals. The increase over the prior year also reflects higher investment-grade corporate debt revenue in the U.S. reflecting continued favorable market conditions and benefits from changes in product mix, new fee initiatives and pricing increases as well as growth in monitoring fees across all regions. Transaction revenue represented 73% of total CFG revenue in 2017, compared to 68% in the prior year period. In the U.S., revenue was $909.7 million, or 19% higher compared to the prior year. Non-U.S. revenue of $483.0 million increased 34% compared to the prior year.

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

MOODY’S 2018 10-K	47

Global FIG revenue of $435.8 million in 2017 increased $66.9 million, or 18%, compared to 2016. In the U.S., revenue of $186.1 million increased $26.0 million compared to the prior year primarily reflecting higher issuance in the banking sector and benefits from changes in product mix, new fee initiatives and price increases. Non-U.S. revenue was $249.7 million in 2017, up $40.9 million compared to 2016 primarily due to higher banking revenue in EMEA from opportunistic issuance amidst current favorable market conditions as well as benefits from changes in product mix, new fee initiatives and pricing increases. The non-U.S. growth also reflects strength in banking revenue in the Asia-Pacific region reflecting higher cross-border issuance from Chinese banks and the non-bank financial sector. Transaction revenue was 45% of total FIG revenue in 2017 compared to 37% in 2016.

Global PPIF revenue was $431.3 million in 2017 and increased $19.1 million, or 5%, compared to 2016. In the U.S., revenue in 2017 was $266.4 million and decreased $9.8 million compared to 2016 primarily due to strong PFG refunding volumes in 2016. These decreases were partially offset by growth in infrastructure finance revenue coupled with benefits from changes in product mix, new fee initiatives and pricing increases. Outside the U.S., PPIF revenue was $164.9 million and increased $28.9 million compared to 2016 reflecting strong growth in infrastructure finance revenue in the Asia-Pacific region and growth in public finance revenue in EMEA. Transaction revenue was 65% of total PPIF revenue in 2017 compared to 63% in the prior year.

Operating and SG&A expenses in 2017 increased $129.0 million compared to 2016 primarily due to growth in performance-based compensation resulting from strong financial performance in 2017 coupled with increased headcount and higher salaries and employee benefits costs reflecting annual compensation increases. These increases were partially offset by lower legal fees and continued cost control initiatives.

Adjusted Operating Income and operating income in 2017, which includes intersegment royalty revenue and intersegment expenses, were $1,646.2 million and $1,571.5 million, respectively, and increased $283.0 million and $1,156.1 million, respectively, compared to 2016. Adjusted Operating Margin was 57.1% or 190 BPS higher than the prior year. Operating margin was 54.5% in 2017 compared to 16.8% in the prior year. Operating income and operating margin in 2016 were suppressed due to the Settlement Charge.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2017	2016

Revenue:

Research, data and analytics (RD&A)	$832.7	$667.6	25%

Enterprise risk solutions (ERS)	448.6	418.8	7%

Professional services (PS)	149.0	147.0	1%

Total external revenue	1,430.3	1,233.4	16%

Intersegment revenue	16.0	13.5	19%

Total MA Revenue	1,446.3	1,246.9	16%

Expenses:

Operating and SG&A (external)	979.2	856.5	(14%)

Operating and SG&A (intersegment)	111.7	100.2	(11%)

Adjusted Operating Income	355.4	290.2	22%

Restructuring	—	1.8	NM

Acquisition-Related Expenses	22.5	—	NM

Depreciation and amortization	83.6	52.9	(58%)

Operating income	$249.3	$235.5	6%

Adjusted Operating Margin	24.6%	23.3%

Operating margin	17.2%	18.9%

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

48	MOODY’S 2018 10-K

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

Global PS revenue of $149.0 million in 2017 increased 1% compared to 2016 reflecting higher revenue from analytical and research services in the U.S. mostly offset by lower revenue from these services internationally. In the U.S., revenue in 2017 was $54.6 million, up 6% compared to 2016. Non-U.S. revenue was $94.4 million, down 1% compared to 2016.

Operating and SG&A expenses in 2017 increased $122.7 million compared to 2016. The expense growth includes an approximate $74 million increase in compensation costs reflecting $32 million in Bureau van Dijk compensation costs coupled with annual salary increases, higher performance-based compensation and higher severance costs partially offset by the impact of cost control initiatives. Non-compensation costs increased approximately $49 million primarily due to Bureau van Dijk expenses.

There were $22.5 million in Acquisition-Related Expenses incurred to complete and integrate the acquisition of Bureau van Dijk.

Depreciation and amortization increased $30.7 million primarily due to the amortization of Bureau van Dijk’s intangible assets.

Adjusted Operating Income was $355.4 million in 2017 and increased $65.2 million compared to the same period in 2016. Operating income of $249.3 million in 2017 increased $13.8 million compared to the same period in 2016. Adjusted Operating Margin in 2017 was 24.6%, up 130BPS from 2016. Operating margin was 17.2% in 2017, down 170BPS from the prior year reflecting the aforementioned $22.5 million in Bureau van Dijk Acquisition-Related Expenses coupled with approximately $31 million of higher D&A primarily relating to Bureau van Dijk’s intangible assets. Adjusted Operating Income and operating income both include intersegment revenue and expense.

MARKET RISK

Foreign exchange risk:

Moody’s maintains a presence in 42 countries. In 2018, approximately 43% of both the Company’s revenue and expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2018, approximately 71% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.

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

Foreign Currency Forwards (1)		Impact on fair value of contract if foreign currency strengthened by 10%
Sell	Buy
U.S. dollar	British pound	$31 million unfavorable impact
U.S. dollar	Canadian dollar	$11 million unfavorable impact
U.S. dollar	Euro	$21 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact

(1)	Refer to Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for further detail on the forward contracts.

MOODY’S 2018 10-K	49

The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency.

Euro-denominated debt and cross-currency swaps designated as net investment hedges:

The Company has designated €500 million of the 2015 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $57 million unfavorable adjustment to OCI related to this net investment hedge. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

During 2018, the Company entered into cross-currency swaps to exchange an aggregate amount of €710.2 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $830.0 million with corresponding interest based on the floating 3-month U.S. LIBOR, which were designated as net investment hedges under ASC Topic 815, Derivatives and Hedging. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $81 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.

Credit and Interest rate risk:

Interest rate swaps designated as a fair value hedge:

The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $36 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.

Additional information on these interest rate swaps is disclosed in Note 6 to the consolidated financial statements located in Item 8 of this Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,			Year Ended December 31,

	2018	2017	$ Change Favorable (unfavorable)	2017	2016	$ Change Favorable (unfavorable)

Net cash provided by operating activities	$1,461.1	$754.6	$706.5	$754.6	$1,259.2	$(504.6)

Net cash (used in) provided by investing activities	$(406.4)	$(3,420.0)	$3,013.6	$(3,420.0)	$102.0	$(3,522.0)

Net cash (used in) provided by financing activities	$(411.5)	$1,600.1	$(2,011.6)	$1,600.1	$(1,042.9)	$2,643.0

Free Cash Flow (1)	$1,370.7	$664.0	$706.7	$664.0	$1,144.0	$(480.0)

(1)

Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

50	MOODY’S 2018 10-K

Net cash provided by operating activities

Year ended December 31, 2018 compared to the year ended December 31, 2017:

Net cash flows from operating activities increased $706.5 million compared to the prior year primarily due to the approximate $864 million payment for the Settlement Charge in 2017. This increase was partially offset by higher incentive compensation payments of approximately $90 million in 2018 compared to the prior year and a decrease of approximately $30 million due to timing of tax payments.

Year ended December 31, 2017 compared to the year ended December 31, 2016:

Net cash flows from operating activities decreased $504.6 million compared to the prior year primarily due to the approximate $864 million payment for the Settlement Charge in 2017. This was partially offset by an increase in cash flows primarily relating to the Company’s strong earnings growth in 2017.

Net cash (used in) provided by investing activities

Year ended December 31, 2018 compared to the year ended December 31, 2017:

The $3,013.6 million decrease in cash flows used in investing activities compared to 2017 primarily reflects:

»

a net $3.2 billion decrease in cash paid for acquisitions compared to the prior year primarily reflecting the acquisition of Bureau van Dijk for approximately $3.5 billion in 2017, partially offset by approximately $289 million paid in 2018 for the acquisitions of Reis and Omega Performance;

Partially offset by:

»	$111.1 million of cash received in 2017 relating to the Purchase Price Hedge; and

»	higher net purchases of investments of $100.8 million in 2018.

Year ended December 31, 2017 compared to the year ended December 31, 2016:

The $3,522.0 million increase in cash flows used in investing activities compared to 2016 primarily reflects:

»	a $3.4 billion increase in cash paid for acquisitions compared to the prior year primarily reflecting the acquisition of Bureau van Dijk in the third quarter of 2017;

»	lower net maturities of investments of $251.2 million in 2017;

Partially offset by:

»	cash received of $111.1 million relating to the Purchase Price Hedge in 2017.

Net cash (used in) provided by financing activities

Year ended December 31, 2018 compared to the year ended December 31, 2017:

The $2,011.6 million increase in cash used in financing activities was primarily attributed to:

»

net proceeds of $158.6 million in 2018 relating to the issuance of the 2018 Senior Notes in June and December 2018, partially offset by repayment of the 2017 Term Loan, the 2017 Floating Rate Senior Notes and net repayments of CP; and

»

net proceeds of $2.1 billion in 2017, which included debt and commercial paper issued to fund the acquisition of Bureau van Dijk and the payment of the Settlement Charge, partially offset by the early repayment of the 2007-1 Notes and repayments of CP in 2017.

Year ended December 31, 2017 compared to the year ended December 31, 2016:

The $2,643.0 million increase in cash provided by financing activities was primarily attributed to:

»

proceeds of $1.5 billion from notes and a term loan issued as well as $0.1 billion in net proceeds from commercial paper to fund the acquisition of Bureau van Dijk. Additionally, reflects $0.8 billion of notes issued in the first quarter of 2017 to fund the payment of the 2016 Settlement Charge and the early repayment of the Series 2007-1 Notes;

»	treasury shares repurchased of $199.7 million in 2017 compared to $738.8 million in 2016;

partially offset by:

»	repayment of the $300 million Series 2007-1 Notes in 2017.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1.8 billion at December 31, 2018 included approximately $0.9 billion located outside of the U.S. Approximately 21% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

MOODY’S 2018 10-K	51

As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company continues to evaluate which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested. Accordingly, the Company has commenced repatriating a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.

Other Material Future Cash Requirements

The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2019. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.

The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in a manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred.

Dividends and Share Repurchases

On February 12, 2019, the Board approved the declaration of a quarterly dividend of $0.50 per share for Moody’s common stock, payable March 18, 2019 to shareholders of record at the close of business on February 25, 2019. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

On December 15, 2015, the Board authorized a $1.0 billion share repurchase program, which at December 31, 2018 had a remaining authority of approximately $324 million. Additionally, in October 2018, the Board authorized an additional $1.0 billion share repurchase program, which may commence following the completion of the existing program.

On February 20, 2019, the Company entered into an accelerated share repurchase agreement (ASR) with a financial institution counterparty to repurchase $500 million of its outstanding common stock. The final settlement of the transaction under the ASR agreement is expected to be completed no later than April 2019. The ASR was entered into pursuant to the Company’s existing share repurchase program, as further discussed in Note 18 of the Company’s financial statements.

Full-year 2019 total share repurchases (including shares repurchased via the aforementioned ASR) are expected to be approximately $1 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

Restructuring

On October 26, 2018, the Company approved a restructuring program that is estimated to result in an annualized savings of approximately $40 to $50 million a year, a portion of which will benefit 2019. This restructuring program is estimated to result in total pre-tax charges of approximately $70 to $80 million, of which approximately $35 to $40 million is estimated to result from personnel-related activities. A majority of the cash outlays for these personnel-related activities will be paid in the year ended December 31, 2019. This restructuring program is more fully discussed in Note 10 to the consolidated financial statements.

Other cash requirements

The Company has future cash requirements, including operating leases and debt service and payments, as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.

Indebtedness

At December 31, 2018, Moody’s had $5.7 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility as more fully discussed in Note 17 to the consolidated financial statements. At December 31, 2018, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At December 31, 2018, there were no such cross defaults.

During 2018, the Company issued $1.1 billion in unsecured senior notes via public offerings, the terms of which are more fully discussed in Note 17. Additionally, the Company repaid the 2017 Term Loan of $500 million and the 2017 Floating Rate Senior Notes of $300 million. Furthermore, in January 2019, the Company also repaid the 2014 Senior Note (5-year) of $450 million.

The Company has fulfilled its commitment to delever its balance sheet following additional financing obtained in 2017 to partially fund the acquisition of Bureau van Dijk.

52	MOODY’S 2018 10-K

The repayment schedule for the Company’s borrowings outstanding at December 31, 2018 is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019 (1)	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	Total

2019	$—	$—	$—	$450.0	$—	$—	$—	$—	$—	$—	$—	$—	$450.0

2020	500.0	—	—	—	—	—	—	—	—	—	—	—	500.0

2021	—	—	—	—	—	—	500.0	—	—	300.0	—	—	800.0

2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0

2023	—	—	—	—	—	—	—	500.0	—	—	—	—	500.0

Thereafter	—	—	500.0	—	600.0	571.6	—	—	500.0	—	400.0	400.0	2,971.6

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$571.6	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$5,721.6

(1)	In January 2019, the Company repaid the 2014 Senior Notes (5-year) of $450 million.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements

At December 31, 2018, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of December 31, 2018:

		Payments Due by Period

(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years

Indebtedness (1)	$7,943.2	$662.8	$1,670.8	$1,270.1	$4,339.5

Operating lease obligations	715.7	105.9	197.9	165.4	246.5

Purchase obligations	193.8	104.8	89.0	—	—

Pension obligations (2)	139.0	6.9	42.7	25.5	63.9

Total (3)	$8,991.7	$880.4	$2,000.4	$1,461.0	$4,649.9

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 17 to the consolidated financial statements.

(2)	Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 14 to the consolidated financial statements.

(3)

The table above does not include the Company’s net long-term tax liabilities of $494.6 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $198 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization, restructuring, and Acquisition-

MOODY’S 2018 10-K	53

Related Expenses. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses on an annual basis, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-Related Expenses from other acquisitions were not material. Management believes that the exclusion of depreciation and amortization, restructuring charges, and Acquisition-Related Expenses, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Year Ended December 31,

	2018	2017	2016

Operating income	$1,868.2	$1,820.8	$650.9

Adjustments:

Restructuring	48.7	—	12.0

Depreciation and amortization	191.9	158.3	126.7

Acquisition-Related Expenses	8.3	22.5	—

Settlement Charge	—	—	863.8

Adjusted Operating Income	$2,117.1	$2,001.6	$1,653.4

Operating margin	42.1%	43.3%	18.1%

Adjusted Operating Margin	47.7%	47.6%	45.9%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of amortization of acquired intangible assets, Acquisition-Related Expenses, restructuring charges, the Purchase Price Hedge Gain, the CCXI Gain, the effects of U.S. tax reform and certain adjustments relating to the Company’s non-U.S. UTPs.

The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. Additionally Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-Related Expenses from other acquisitions were not material.

The Company excludes the Purchase Price Hedge Gain, the CCXI Gain and restructuring charges to provide additional perspective on the Company’s operating results from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

Furthermore, U.S. tax reform as well as changes in tax laws in Europe were both enacted in the fourth quarter of 2017, resulting in significant adjustments to the provision for income taxes. The Company excludes these adjustments as well as the impact of 2018 adjustments pursuant to U.S. tax reform and certain adjustments relating to the Company’s non-U.S. UTPs, which resulted in significant adjustments to the provision for income taxes in 2018. The Company excludes these items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

54	MOODY’S 2018 10-K

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Year ended December 31,

Amounts in millions	2018		2017		2016

Net income attributable to Moody’s common shareholders		$1,309.6		$1,000.6		$266.6

CCXI Gain		—		(59.7)		—

Pre-Tax Purchase Price Hedge Gain	$—		$(111.1)		$—

Tax on Purchase Price Hedge Gain	—		38.8		—

Net Purchase Price Hedge Gain		—		(72.3)		—

Pre-Tax Acquisition-Related Expenses	$8.3		$22.5		$—

Tax on Acquisition-Related Expenses	(2.1)		(3.6)		—

Net Acquisition-Related Expenses (1)		6.2		18.9		—

Pre-Tax Acquisition-Related Intangible Amortization Expenses	$101.7		$61.4		$34.2

Tax on Acquisition-Related Intangible Amortization Expenses	(23.0)		(16.2)		(9.8)

Net Acquisition-Related Intangible Amortization Expenses		78.7		45.2		24.4

Net Impact of U.S. tax reform		(59.0)		247.3		—

Net impact of U.S. tax reform/ Belgium statutory tax rate change on deferred taxes		—		(1.7)		—

Increase to non-U.S. UTPs		63.9		—		—

Pre-Tax Restructuring	$48.7		$—		$12.0

Tax on Restructuring	(11.9)		—		(3.9)

Net Restructuring		36.8		—		8.1

Pre-tax Settlement Charge	$—		$—		$863.8

Tax on Settlement Charge	—		—		(163.1)

Net Settlement Charge		—		—		700.7

FX gain on liquidation of a subsidiary		—		—		(34.8)

Adjusted Net Income		$1,436.2		$1,178.3		$965.0

(1)	Certain of these Acquisition-Related Expenses are not deductible for tax.

The tax impacts in the table above were calculated using tax rates in effect in the jurisdiction for which the item relates.

MOODY’S 2018 10-K	55

	Year ended December 31,

	2018		2017		2016

Earnings per share attributable to Moody’s common shareholders		$6.74		$5.15		$1.36

CCXI Gain		—		(0.31)		—

Pre-Tax Purchase Price Hedge Gain	$—		$(0.57)		$—

Tax on Purchase Price Hedge Gain	—		0.20		—

Net Purchase Price Hedge Gain		—		(0.37)		—

Pre-Tax Acquisition-Related Expenses	$0.04		$0.12		$—

Tax on Acquisition-Related Expenses	(0.01)		(0.02)		—

Net Acquisition-Related Expenses (1)		0.03		0.10		—

Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.52		$0.32		$0.18

Tax on Acquisition-Related Intangible Amortization Expenses	(0.12)		(0.09)		(0.05)

Net Acquisition-Related Intangible Amortization Expenses		0.40		0.23		0.13

Net Impact of U.S. tax reform		(0.30)		1.28		—

Net impact of U.S. tax reform/ Belgium statutory tax rate change on deferred taxes		—		(0.01)		—

Increase to non-U.S. UTPs		0.33		—		—

Pre-Tax Restructuring	$0.25		$—		$0.06

Tax on Restructuring	(0.06)		—		(0.02)

Net Restructuring		0.19		—		0.04

Pre-tax Settlement Charge	$—		$—		$4.42

Tax on Settlement Charge	—		—		(0.83)

Net Settlement Charge		—		—		3.59

FX gain on liquidation of a subsidiary		—		—		(0.18)

Adjusted Diluted EPS		$7.39		$6.07		$4.94

(1)	Certain of these Acquisition-Related Expenses are not deductible for tax

The tax impacts in the table above were calculated using tax rates in effect in the jurisdiction for which the item relates.

56	MOODY’S 2018 10-K

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

	Year Ended December 31,

	2018	2017	2016

Net cash provided by operating activities	$1,461.1	$754.6	$1,259.2

Capital additions	(90.4)	(90.6)	(115.2)

Free Cash Flow	$1,370.7	$664.0	$1,144.0

Net cash (used in) provided by investing activities	$(406.4)	$(3,420.0)	$102.0

Net cash (used in) provided by financing activities	$(411.5)	$1,600.1	$(1,042.9)

Recently Issued Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements located in Part II, Item 8 on this Form 10-K for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

CONTINGENCIES

For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 20 “Contingencies” in this Form 10-K.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 31 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by law. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s planned withdrawal from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory

MOODY’S 2018 10-K	57

remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2018, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information in response to this item is set forth under the caption “Market Risk” in Part II, item 7 on page 49 of this annual report on Form 10-K.

58	MOODY’S 2018 10-K

ITEM 8.	FINANCIAL STATEMENTS

Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.

MOODY’S 2018 10-K	59

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

Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

/s/ MARK KAYE

Mark Kaye

Senior Vice President and Chief Financial Officer

February 22, 2019

60	MOODY’S 2018 10-K

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Moody’s Corporation:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Moody’s Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standard Update (ASU) 2014-019 and all related amendments, which established the Accounting Standard Codification (ASC) Topic 606, Revenue—Revenue from Contracts with Customers.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

MOODY’S 2018 10-K	61

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

New York, New York

February 22, 2019

62	MOODY’S 2018 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

	Year Ended December 31,

	2018	2017	2016

Revenue	$4,442.7	$4,204.1	$3,604.2

Expenses

Operating	1,245.5	1,216.6	1,019.6

Selling, general and administrative	1,080.1	985.9	931.2

Restructuring	48.7	—	12.0

Depreciation and amortization	191.9	158.3	126.7

Acquisition-Related Expenses	8.3	22.5	—

Settlement Charge	—	—	863.8

Total expenses	2,574.5	2,383.3	2,953.3

Operating income	1,868.2	1,820.8	650.9

Non-operating (expense) income, net

Interest expense, net	(216.0)	(208.5)	(157.3)

Other non-operating income, net	18.8	3.7	64.4

Purchase Price Hedge Gain	—	111.1	—

CCXI Gain	—	59.7	—

Non-operating (expense) income, net	(197.2)	(34.0)	(92.9)

Income before provision for income taxes	1,671.0	1,786.8	558.0

Provision for income taxes	351.6	779.1	282.2

Net income	1,319.4	1,007.7	275.8

Less: Net income attributable to noncontrolling interests	9.8	7.1	9.2

Net income attributable to Moody’s	$1,309.6	$1,000.6	$266.6

Earnings per share

Basic	$6.84	$5.24	$1.38

Diluted	$6.74	$5.15	$1.36

Weighted average shares outstanding

Basic	191.6	191.1	192.7

Diluted	194.4	194.2	195.4

The accompanying notes are an integral part of the consolidated financial statements

MOODY’S 2018 10-K	63

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts

Net Income			$1,319.4			$1,007.7			$275.8

Other Comprehensive Income (Loss):

Foreign Currency Adjustments:

Foreign currency translation adjustments, net	$(274.0)	$(7.2)	(281.2)	$166.2	$23.1	189.3	$(22.2)	$(5.4)	(27.6)

Reclassification of losses (gains) included in net income	0.2	—	0.2	—	—	—	(36.6)	—	(36.6)

Cash Flow Hedges:

Net realized and unrealized (losses) gains on cash flow hedges	(0.9)	0.3	(0.6)	9.6	(3.7)	5.9	(1.4)	0.5	(0.9)

Reclassification of (gains) losses included in net income	(0.4)	0.2	(0.2)	(11.5)	4.8	(6.7)	6.0	(2.3)	3.7

Available for Sale Securities:

Net unrealized gains on available for sale securities	—	—	—	2.0	—	2.0	2.6	—	2.6

Reclassification of gains included in net income	—	—	—	(3.5)	—	(3.5)	—	—	—

Pension and Other Retirement Benefits:

Amortization of actuarial losses and prior service costs included in net income	5.6	(1.4)	4.2	8.7	(3.3)	5.4	9.7	(3.7)	6.0

Net actuarial gains and prior service costs	5.7	(1.5)	4.2	20.9	(8.3)	12.6	0.3	(0.1)	0.2

Total Other Comprehensive (Loss) Income	$(263.8)	$(9.6)	$(273.4)	$192.4	$12.6	$205.0	$(41.6)	$(11.0)	$(52.6)

Comprehensive Income			1,046.0			1,212.7			223.2

Less: comprehensive (loss) income attributable to noncontrolling interests			(11.8)			19.4			(18.0)

Comprehensive Income Attributable to Moody’s			$1,057.8			$1,193.3			$241.2

The accompanying notes are an integral part of the consolidated financial statements.

64	MOODY’S 2018 10-K

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share data)

	December 31,
	2018	2017

ASSETS

Current assets:

Cash and cash equivalents	$1,685.0	$1,071.5

Short-term investments	132.5	111.8

Accounts receivable, net of allowances of $43.5 in 2018 and $36.6 in 2017	1,287.1	1,147.2

Other current assets	282.3	250.1

Total current assets	3,386.9	2,580.6

Property and equipment, net	320.4	325.1

Goodwill	3,781.3	3,753.2

Intangible assets, net	1,566.1	1,631.6

Deferred tax assets, net	197.2	143.8

Other assets	274.3	159.9

Total assets	$9,526.2	$8,594.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued liabilities	$695.2	$750.3

Commercial paper	—	129.9

Current portion of long-term debt	449.9	299.5

Deferred revenue	953.4	883.6

Total current liabilities	2,098.5	2,063.3

Non-current portion of deferred revenue	122.3	140.0

Long-term debt	5,226.1	5,111.1

Deferred tax liabilities, net	351.7	341.6

Uncertain tax positions	494.6	389.1

Other liabilities	576.5	664.0

Total liabilities	8,869.7	8,709.1

Contingencies (Note 20)

Shareholders’ equity (deficit):

Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2018 and December 31, 2017, respectively.	3.4	3.4

Capital surplus	600.9	528.6

Retained earnings	8,594.4	7,465.4

Treasury stock, at cost; 151,598,695 and 151,932,157 shares of common stock at December 31, 2018 and December 31, 2017, respectively	(8,312.5)	(8,152.9)

Accumulated other comprehensive loss	(426.3)	(172.2)

Total Moody’s shareholders’ equity (deficit)	459.9	(327.7)

Noncontrolling interests	196.6	212.8

Total shareholders’ equity (deficit)	656.5	(114.9)

Total liabilities, noncontrolling interests and shareholders’ equity	$9,526.2	$8,594.2

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2018 10-K	65

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

	Year Ended December 31,

	2018	2017	2016

Cash flows from operating activities

Net income	$1,319.4	$1,007.7	$275.8

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	191.9	158.3	126.7

Stock-based compensation	130.3	122.9	98.1

CCXI Gain	—	(59.7)	—

Purchase Price Hedge Gain	—	(111.1)	—

FX gain relating to liquidation and sale of subsidiaries	—	—	(36.6)

Deferred income taxes	(98.9)	88.3	(153.1)

Legacy Tax Matters	—	—	(1.6)

Changes in assets and liabilities:

Accounts receivable	(136.1)	(148.1)	(104.8)

Other current assets	(8.4)	(70.3)	37.0

Other assets	(16.6)	12.1	6.6

Accounts payable and accrued liabilities	(134.0)	(638.4)	902.4

Restructuring liability	41.9	(5.9)	6.3

Deferred revenue	138.9	72.9	74.9

Uncertain tax positions and other non-current tax liabilities	58.6	63.0	2.2

Other liabilities	(25.9)	262.9	25.3

Net cash provided by operating activities	1,461.1	754.6	1,259.2

Cash flows from investing activities

Capital additions	(90.4)	(90.6)	(115.2)

Purchases of investments	(193.0)	(170.1)	(379.9)

Sales and maturities of investments	160.6	238.5	699.5

Receipts from Purchase Price Hedge	—	111.1	—

Cash paid for acquisitions, net of cash acquired	(289.3)	(3,511.0)	(80.8)

Receipts from settlements of net investment hedges	—	2.1	3.8

Payments for settlements of net investment hedges	—	—	(26.9)

Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	5.7	—	1.5

Net cash (used in) provided by investing activities	(406.4)	(3,420.0)	102.0

Cash flows from financing activities

Issuance of notes	1,089.9	2,291.9	—

Repayment of notes	(800.0)	(300.0)	—

Issuance of commercial paper	988.7	1,837.1	—

Repayment of commercial paper	(1,120.0)	(1,707.2)	—

Proceeds from stock-based compensation plans	46.9	55.6	77.8

Repurchase of shares related to stock-based compensation	(62.2)	(48.8)	(44.4)

Treasury shares	(202.6)	(199.7)	(738.8)

Dividends	(337.2)	(290.4)	(285.1)

Dividends to noncontrolling interests	(4.4)	(3.2)	(6.7)

Payment for noncontrolling interest	—	(8.5)	(45.4)

Contingent consideration	—	—	(0.2)

Debt issuance costs, extinguishment costs and related fees	(10.6)	(26.7)	(0.1)

Net cash (used in) provided by financing activities	(411.5)	1,600.1	(1,042.9)

Effect of exchange rate changes on cash and cash equivalents	(29.7)	85.3	(24.2)

Increase (decrease) in cash and cash equivalents	613.5	(980.0)	294.1

Cash and cash equivalents, beginning of period	1,071.5	2,051.5	1,757.4

Cash and cash equivalents, end of period	$1,685.0	$1,071.5	$2,051.5

The accompanying notes are an integral part of the consolidated financial statements

66	MOODY’S 2018 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Deficit	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount

Balance at December 31, 2015	342.9	$3.4	451.3	$6,709.0	(146.8)	$(7,389.2)	$(339.5)	$(565.0)	$232.0	$(333.0)

Net income				266.6				266.6	9.2	275.8

Dividends				(286.7)				(286.7)	(6.7)	(293.4)

Stock-based compensation			98.4					98.4		98.4

Shares issued for stock-based compensation plans at average cost, net			(65.0)		2.3	98.4		33.4		33.4

Net excess tax benefits upon settlement of stock-based compensation awards			32.0					32.0		32.0

Purchase of noncontrolling interest			(39.5)					(39.5)	(9.6)	(49.1)

Treasury shares repurchased					(7.7)	(738.8)		(738.8)		(738.8)

Currency translation adjustment (net of tax of $5.4 million)							(34.2)	(34.2)	(30.0)	(64.2)

Net actuarial gains and prior service cost (net of tax of $0.1 million)							0.2	0.2		0.2

Amortization of prior service costs and actuarial losses, (net of tax of $3.7 million)							6.0	6.0		6.0

Net unrealized gain on available for sale securities							(0.2)	(0.2)	2.8	2.6

Net realized and unrealized gain on cash flow hedges (net of tax of $1.8 million)							2.8	2.8		2.8

Balance at December 31, 2016	342.9	$3.4	477.2	$6,688.9	(152.2)	$(8,029.6)	$(364.9)	$(1,225.0)	$197.7	$(1,027.3)

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

MOODY’S 2018 10-K	67

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Deficit	Non- Controlling Interests	Total Shareholders’ Deficit

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount

Balance at December 31, 2016	342.9	$3.4	$477.2	$6,688.9	(152.2)	$(8,029.6)	$(364.9)	$(1,225.0)	$197.7	$(1,027.3)

Net income				1,000.6				1,000.6	7.1	1,007.7

Dividends				(219.5)				(219.5)	(3.3)	(222.8)

Adoption of ASU 2016-16 (See Note 1)				(4.6)				(4.6)		(4.6)

Stock-based compensation			123.2					123.2		123.2

Shares issued for stock-based compensation plans at average cost, net			(67.1)		1.9	76.4		9.3		9.3

Purchase of noncontrolling interest			(4.7)					(4.7)	(1.0)	(5.7)

Treasury shares repurchased					(1.6)	(199.7)		(199.7)		(199.7)

Currency translation adjustment (net of tax of $23.1 million)							176.3	176.3	13.0	189.3

Net actuarial gains and prior service cost (net of tax of $8.3 million)							12.6	12.6		12.6

Amortization of prior service costs and actuarial losses, (net of tax of $3.3 million)							5.4	5.4		5.4

Net unrealized gain on available for sale securities							(0.8)	(0.8)	(0.7)	(1.5)

Net realized and unrealized gain on cash flow hedges (net of tax of $1.1 million)							(0.8)	(0.8)		(0.8)

Balance at December 31, 2017	342.9	$3.4	$528.6	$7,465.4	(151.9)	$(8,152.9)	$(172.2)	$(327.7)	$212.8	$(114.9)

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)

68	MOODY’S 2018 10-K

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued

(Amounts in millions)

	Shareholders’ of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ (Deficit) Equity	Non- Controlling Interests	Total Shareholders’ (Deficit) Equity

	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount

Balance at December 31, 2017	342.9	$3.4	$528.6	$7,465.4	(151.9)	$(8,152.9)	$(172.2)	$(327.7)	$212.8	$(114.9)

Net income				1,309.6				1,309.6	9.8	1,319.4

Dividends				(339.0)				(339.0)	(4.4)	(343.4)

Adoption of ASU 2014-09 (See Note 1)				156.1				156.1		156.1

Adoption of ASU 2016-01 (See Note 1)				2.3			(2.3)	—		—

Stock-based compensation			130.7					130.7		130.7

Shares issued for stock-based compensation plans at average cost, net			(58.4)		1.5	43.0		(15.4)		(15.4)

Treasury shares repurchased					(1.2)	(202.6)		(202.6)		(202.6)

Currency translation adjustment (net of tax of $7.2 million)							(259.4)	(259.4)	(21.6)	(281.0)

Net actuarial gains and prior service cost (net of tax of $1.5 million)							4.2	4.2		4.2

Amortization of prior service costs and actuarial losses, (net of tax of $1.4 million)							4.2	4.2		4.2

Net realized gain on cash flow hedges (net of tax of $0.5 million)							(0.8)	(0.8)		(0.8)

Balance at December 31, 2018	342.9	$3.4	$600.9	$8,594.4	(151.6)	$(8,312.5)	$(426.3)	$459.9	$196.6	$656.5

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S 2018 10-K	69

MOODY’S CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar and share amounts in millions, except per share data)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Adoption of New Accounting Standards

In the first quarter of 2017, the Company adopted ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory.” Under previous guidance, the tax effects of intra-entity asset transfers (intercompany sales) were deferred until the transferred asset was sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. Upon adoption, a cumulative-effect adjustment is recorded in retained earnings as of the beginning of the period of adoption. The net impact upon adoption is a reduction to retained earnings of $4.6 million. The Company does not expect any material impact on its future operations as a result of the adoption of this guidance.

In the first quarter of 2017, the Company adopted ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. As required by ASU No. 2016-09, Excess Tax Benefits or shortfalls recognized on stock-based compensation are reflected in the consolidated statement of operations as a component of the provision for income taxes on a prospective basis. Prior to the adoption of this ASU, Excess Tax Benefits and shortfalls were recorded to capital surplus within shareholders’ equity (deficit). The impact of this adoption was a $38.1 million and a $39.5 million benefit to the provision for income taxes for the years end December 31, 2018 and December 31, 2017, respectively.

Additionally, in accordance with this ASU, Excess Tax Benefits or shortfalls recognized on stock-based compensation are classified as operating cash flows in the consolidated statement of cash flows, and the Company has applied this provision on a retrospective basis. Under previous accounting guidance, the Excess Tax Benefits or shortfalls were shown as a reduction to operating activity and an increase to financing activity. Furthermore, the Company has elected to continue to estimate the number of stock-based awards expected to vest, rather than accounting for award forfeitures as they occur, to determine the amount of stock-based compensation cost recognized in each period. As a result of the change, net cash provided by operating activities was higher and net cash used in financing activities was lower by $38.1 million and $39.5 million for the years ended December 31, 2018 and December 31, 2017, respectively, than would have been reported under the previous guidance. The impact to the Company’s statement of cash flows for the year prior to the adoption of this provision of the ASU is set forth in the table below:

	As Reported December 31, 2016	Reclassification	December 31, 2016 As Adjusted

Net cash provided by operating activities	$1,226.1	$33.1	$1,259.2

Net cash used in financing activities	$(1,009.8)	$(33.1)	$(1,042.9)

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” using the modified retrospective approach, which Moody’s has elected to apply only to those contracts which were not completed as of

70	MOODY’S 2018 10-K

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

The most significant impacts to the Company’s financial statements from adopting the New Revenue Accounting Standard are primarily related to: i) the accounting for certain installed software subscription revenue in MA whereby the license rights within the arrangement are recognized at the inception of the contract based on SSP with the remainder recognized over the subscription period (compared to ASC Topic 605 whereby all installed software subscription revenue was previously recognized over the subscription period); ii) the accounting for certain ERS and ESA revenue arrangements where VSOE was not available under ASC Topic 605 now results in the acceleration of revenue recognition (compared to ASC Topic 605 whereby revenue was deferred due to lack of VSOE until all elements without VSOE had been delivered); iii) sales commissions incurred in the MA segment will be capitalized and amortized over an extended period which is generally based upon the average economic life of products/services sold and incorporates anticipated subscription renewals (compared to previous accounting guidance whereby capitalized sales commissions were amortized over the committed subscription period only); iv) the immediate expensing of software implementation project costs to fulfill a contract for its ERS and ESA businesses, which under previous accounting guidance were capitalized and expensed when related project revenue was recognized; v) the capitalization of work-in-process costs for in-progress MIS ratings at the end of each reporting period, which under ASC Topic 605 were expensed as incurred; vi) the timing of when revenue for certain MIS ratings products is recognized; and vii) the estimation of variable consideration at contract inception whereas under ASC Topic 605 companies were not required to consider the amount of consideration for which it expected to be entitled.

The table below provides detail relating to the adjustment to the Company’s retained earnings balance upon adoption of the New Revenue Accounting Standard:

Transition adjustment	Benefit to / (reduction of) January 1, 2018 Retained Earnings	Corresponding Balance Sheet Line Item
Recognition of MA deferred revenue / increase in MA unbilled receivables (1)	$108	Deferred revenue, Non-current portion of deferred revenue, Accounts receivable, Other assets
Increase to capitalized MA sales commissions (2)	$78	Other current assets, Other assets, Accounts payable and accrued liabilities
Capitalization of work-in-process for in-progress ratings	$9	Other current assets
Net impact of all other adjustments	$4	Various
Net increase in tax liability on the above	($43)	Deferred tax liabilities, net
Total post-tax adjustment	$156

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

MOODY’S 2018 10-K	71

The table below presents the cumulative effect of the changes made to the Company’s consolidated balance sheet at January 1, 2018 for the adoption of the New Revenue Accounting Standard:

	As Reported December 31, 2017	Adjustment Due to New Revenue Accounting Standard	Balance at January 1, 2018

ASSETS

Current assets:

Cash and cash equivalents	$1,071.5	$—	$1,071.5

Short-term investments	111.8	—	111.8

Accounts receivable, net of allowances	1,147.2	16.8	1,164.0

Other current assets	250.1	32.9	283.0

Total current assets	2,580.6	49.7	2,630.3

Property and equipment, net	325.1	—	325.1

Goodwill	3,753.2	—	3,753.2

Intangible assets, net	1,631.6	—	1,631.6

Deferred tax assets, net	143.8	—	143.8

Other assets	159.9	71.3	231.2

Total assets	$8,594.2	$121.0	$8,715.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ (DEFICIT)/EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$750.3	$(0.8)	$749.5

Commercial paper	129.9	—	129.9

Current portion of long-term debt	299.5	—	299.5

Deferred revenue	883.6	(69.3)	814.3

Total current liabilities	2,063.3	(70.1)	1,993.2

Non-current portion of deferred revenue	140.0	(8.0)	132.0

Long-term debt	5,111.1	—	5,111.1

Deferred tax liabilities, net	341.6	42.7	384.3

Unrecognized tax benefits	389.1	—	389.1

Other liabilities	664.0	0.3	664.3

Total liabilities	8,709.1	(35.1)	8,674.0

Shareholders’ (deficit) equity:

Common stock	3.4	—	3.4

Capital surplus	528.6	—	528.6

Retained earnings	7,465.4	156.1	7,621.5

Treasury stock	(8,152.9)	—	(8,152.9)

Accumulated other comprehensive loss	(172.2)	—	(172.2)

Total Moody’s shareholders’ (deficit) equity	(327.7)	156.1	(171.6)

Noncontrolling interests	212.8	—	212.8

Total shareholders’ (deficit) equity	(114.9)	156.1	41.2

Total liabilities, noncontrolling interests and shareholders’ (deficit) equity	$8,594.2	$121.0	$8,715.2

72	MOODY’S 2018 10-K

The below table presents the impacts on the Company’s statement of operations for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	For the Year Ended December 31, 2018

	As Reported	Under previous accounting guidance	Effect of Change Higher/(Lower)

Revenue	$4,442.7	$4,429.3	$13.4

Expenses

Operating	1,245.5	1,247.0	(1.5)

Selling, general and administrative	1,080.1	1,088.9	(8.8)

Restructuring	48.7	48.7	—

Depreciation and amortization	191.9	191.9	—

Acquisition-Related Expenses	8.3	8.3	—

Total expenses	2,574.5	2,584.8	(10.3)

Operating income	1,868.2	1,844.5	23.7

Non-operating (expense) income, net

Interest expense, net	(216.0)	(216.0)	—

Other non-operating income, net	18.8	18.8	—

Total non-operating (expense) income, net	(197.2)	(197.2)	—

Income before provision for income taxes	1,671.0	1,647.3	23.7

Provision for income taxes	351.6	346.7	4.9

Net income	1,319.4	1,300.6	18.8

Less: Net income attributable to noncontrolling interests	9.8	9.8	—

Net income attributable to Moody’s	$1,309.6	$1,290.8	$18.8

Earnings per share

Basic	$6.84	$6.74	$0.10

Diluted	$6.74	$6.64	$0.10

Weighted average shares outstanding

Basic	191.6	191.6

Diluted	194.4	194.4

MOODY’S 2018 10-K	73

The below table presents the impacts on the Company’s consolidated balance sheet at the end of the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change:

	As Reported December 31, 2018	Under previous accounting guidance December 31, 2018	Effect of Change Higher/(Lower)

ASSETS

Current assets:

Cash and cash equivalents	$1,685.0	$1,685.0	$—

Short-term investments	132.5	132.5	—

Accounts receivable, net of allowances	1,287.1	1,243.2	43.9

Other current assets	282.3	282.0	0.3

Total current assets:	3,386.9	3,342.7	44.2

Property and equipment, net	320.4	320.4	—

Goodwill	3,781.3	3,781.3	—

Intangible assets, net	1,566.1	1,566.1	—

Deferred tax assets, net	197.2	197.2	—

Other assets	274.3	191.4	82.9

Total assets	$9,526.2	$9,399.1	$127.1

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$695.2	$694.5	$0.7

Current portion of long-term debt	449.9	449.9	—

Deferred revenue	953.4	1,012.7	(59.3)

Total current liabilities	2,098.5	2,157.1	(58.6)

Non-current portion of deferred revenue	122.3	127.7	(5.4)

Long-term debt	5,226.1	5,226.1	—

Deferred tax liabilities, net	351.7	333.0	18.7

Unrecognized tax benefits	494.6	494.6	—

Other liabilities	576.5	576.4	0.1

Total liabilities	8,869.7	8,914.9	(45.2)

Shareholders’ equity:

Common stock	3.4	3.4	—

Capital surplus	600.9	600.9	—

Retained earnings	8,594.4	8,422.1	172.3

Treasury stock	(8,312.5)	(8,312.5)	—

Accumulated other comprehensive loss	(426.3)	(426.3)	—

Total Moody’s shareholders’ equity	459.9	287.6	172.3

Noncontrolling interests	196.6	196.6	—

Total shareholders’ equity	656.5	484.2	172.3

Total liabilities, noncontrolling interests and shareholders’ equity	$9,526.2	$9,399.1	$127.1

74	MOODY’S 2018 10-K

The below table presents the impacts on various line items within the operating cash flow within the Company’s statement of cash flows for the current reporting period from applying the provisions of the New Revenue Accounting Standard compared to the accounting standard in effect before the change.

	Year Ended December 31, 2018

	As Reported	Under previous accounting guidance	Effect of Change

Cash flows from operating activities

Net income	$1,319.4	$1,300.6	$18.8

Reconciliation of net income to net cash provided by operating activities:

Depreciation and amortization	191.9	191.9	—

Stock-based compensation	130.3	130.3	—

Deferred income taxes	(98.9)	(76.7)	(22.2)

Changes in assets and liabilities:

Accounts receivable	(136.1)	(109.0)	(27.1)

Other current assets	(8.4)	(41.0)	32.6

Other assets	(16.6)	(5.0)	(11.6)

Accounts payable and accrued liabilities	(134.0)	(132.9)	(1.1)

Restructuring liability	41.9	41.9	—

Deferred revenue	138.9	126.3	12.6

Unrecognized tax benefits and other non-current tax liabilities	58.6	58.6	—

Other liabilities	(25.9)	(23.9)	(2.0)

Net cash provided by operating activities	$1,461.1	$1,461.1	$—

The New Revenue Accounting Standard did not have any impact on individual line items within investing or financing cash flows in the Company’s consolidated statement of cash flows.

MOODY’S 2018 10-K	75

On January 1, 2018, the Company adopted ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As required by this ASU, the components of net periodic pension costs were disaggregated in the statement of operations on a retrospective basis. The Company has continued to reflect the service cost component in either Operating or SG&A expenses in Moody’s statements of operations. The other components of net benefit cost are presented within non-operating (expense) income, net, within the statements of operations. The adoption of this ASU has no impact on Net Income in the Company’s statements of operations. The impact to the Company’s statements of operations for the years ended December 31, 2018, 2017 and 2016 related to the adoption of this ASU are set forth in the table below:

	Year Ended December 31, 2018			Year Ended December 31, 2017

	As Reported	Under previous accounting guidance	Effect of Change	As Adjusted	Under previous accounting guidance	Effect of Change

Operating expenses	$1,245.5	$1,250.3	$(4.8)	$1,216.6	$1,222.8	$(6.2)

Selling, general and administrative expenses	1,080.1	1,084.3	(4.2)	985.9	991.4	(5.5)

Operating income	1,868.2	1,859.2	9.0	1,820.8	1,809.1	11.7

Interest expense, net	(216.0)	(196.7)	(19.3)	(208.5)	(188.4)	(20.1)

Other non-operating income (expense), net	18.8	8.5	10.3	3.7	(4.7)	8.4

				Year Ended December 31, 2016

				As Adjusted	Under previous accounting guidance	Effect of Change

Operating expenses				$1,019.6	$1,026.6	$(7.0)

Selling, general and administrative expenses				931.2	936.4	(5.2)

Operating income				650.9	638.7	12.2

Interest expense, net				(157.3)	(137.8)	(19.5)

Other non-operating income (expense), net				64.4	57.1	7.3

On January 1, 2018, the Company adopted ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this ASU update various aspects of recognition, measurement, presentation and disclosures relating to financial instruments. Upon adoption, the Company recorded a $2.3 million cumulative adjustment to reclassify net unrealized gains on investments in equity securities previously classified as available-for-sale under the previous guidance from AOCI to retained earnings. Beginning on January 1, 2018, the Company will measure equity investments with readily determinable fair values (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. The adoption of this ASU did not have a material impact on the Company’s financial statements for the year ended December 31, 2018.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU adds SEC paragraphs to the codification pursuant to the SEC Staff Accounting Bulletin No. 118, which address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to finalize the calculations for the 2017 income tax effects of the Tax Act. This ASU provided entities with a one year measurement period from the December 22, 2017 enactment date, in order to complete the accounting for the effects of the Tax Act. The Company recorded a provisional estimate for the transition tax relating to the Tax Act in its financial statements for the year ended December 31, 2017, and subsequently refined its determination of the transition tax during the measurement period in 2018. The impact of the Company’s accounting for the Tax Act is more fully described in Note 16.

On January 1, 2018, the Company adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” on a retrospective basis. This ASU reduces diversity in practice in how certain transactions are reflected in the statement of cash flows. Pursuant to the adoption of this ASU, the Company reclassified $7.1 million in cash paid in 2017 relating to a Make-Whole provision upon the repayment of the Series 2007-1 Notes from cash flows used in operations to cash flows provided by financing activities.

During the second quarter of 2018, the Company early adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. This ASU fosters enhanced transparency relating to risk management activities

76	MOODY’S 2018 10-K

and simplifies the application of hedge accounting in certain circumstances. The adoption of this ASU did not have an impact on the Company’s financial statements at the date of adoption. Refer to Note 6 for further discussion on the prospective impact of this ASU on the Company’s financial statements.

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

Research and development costs were $51.1 million, $42.0 million, and $40.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in operating expenses within the Company’s consolidated statements of operations. These costs generally consist of professional services provided by third parties and compensation costs of employees.

Costs for internally developed computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These costs primarily relate to the development or enhancement of products in the ERS business and generally consist of professional services provided by third parties and compensation costs of employees that develop the software. Judgment is required in determining when technological feasibility of a product is established and the Company believes that technological feasibility for its software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers. Accordingly, costs for internally developed computer software that will be sold, leased or otherwise marketed that were eligible for capitalization under Topic 985 of the ASC were immaterial for the years ended December 31, 2018, 2017 and 2016.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment), annually as of July 31 or more frequently if impairment indicators arise in accordance with ASC Topic 350.

MOODY’S 2018 10-K	77

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

For purposes of assessing the recoverability of goodwill, the Company has eight primary reporting units at December 31, 2018: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and six reporting units within MA: Content, ERS, MALS, MAKS, Bureau van Dijk, and Reis.

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Rent Expense

The Company records rent expense on a straight-line basis over the life of the lease. In cases where there is a free rent period or future fixed rent escalations the Company will record a deferred rent liability. Additionally, the receipt of any lease incentives will be recorded as a deferred rent liability, which will be amortized over the lease term as a reduction of rent expense.

Stock-Based Compensation

The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under stock option and restricted stock plans.

Derivative Instruments and Hedging Activities

Based on the Company’s risk management policy, from time to time the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values on a gross basis. The changes in the value of derivatives that qualify as fair value hedges are recorded in the same income statement line item in earnings in which the corresponding adjustment to the carrying value of the hedged item is presented. The entire change in the fair value of derivatives that qualify as cash flow hedges is recorded to OCI and such amounts are reclassified from AOCI to the same income statement line in earnings in the same period or periods during which the hedged transaction affects income. Effective with the Company’s early adoption of ASC 2017-12, the Company changed the method by which it assesses effectiveness for net investment hedges from the forward-method to the spot-method. The Company considers the spot-method an improved method of assessing hedge effectiveness, as spot rate changes relating to the hedging instrument’s notional amount perfectly offset the currency translation adjustment on the hedged net investment in the Company’s foreign subsidiaries. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded to OCI. Those changes in fair value attributable to components included in the assessment of hedge effectiveness in a net investment hedge are recorded in the currency translation adjustment component of OCI and remain in AOCI until the period in which the hedged item affects earnings. Those changes in fair value attributable to components excluded from the assessment of hedge effectiveness in a net investment hedge are recorded to OCI and amortized to earnings using a systematic and rational method over the duration of the hedge. Any changes in the fair value of derivatives that the Company does not designate as hedging instruments under Topic 815 of the ASC are recorded in the consolidated statements of operations in the period in which they occur.

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

78	MOODY’S 2018 10-K

estimate of SSP for goods or services not sold separately using estimation techniques that maximize observable data points, including: internal factors relevant to its pricing practices such as costs and margin objectives; standalone sales prices of similar products; pricing policies; percentage of the fee charged for a primary product or service relative to a related product or service; and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends.

Sales, usage-based, value added and other taxes are excluded from revenues.

MIS Revenue

In the MIS segment, revenue arrangements with multiple elements are generally comprised of two distinct performance obligations, an initial rating and the related monitoring service. Revenue attributed to initial ratings of issued securities is generally recognized when the rating is delivered to the issuer. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of certain structured finance products, primarily CMBS, issuers can elect to pay all of the annual monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities.

MIS arrangements generally have standard contractual terms for which the stated payments are due at conclusion of the ratings process for initial ratings and either upfront or in arrears for monitoring services; and are signed by customers either on a per issue basis or at the beginning of the relationship with the customer. In situations when customer fees for an arrangement may be variable, the Company estimates the variable consideration at inception using the expected value method based on analysis of similar contracts in the same line of business, which is constrained based on the Company’s assessment of the realization of the adjustment amount.

The Company allocates the transaction price within arrangements that include multiple elements based upon the relative SSP of each service. The Company generally uses management’s best estimate of SSP for its initial ratings and considers all available data points. The Company generally provides initial ratings only in transactions that include monitoring services. The SSP for monitoring fees in these arrangements are generally based upon directly observable selling prices where the monitoring service is sold separately.

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

MOODY’S 2018 10-K	79

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

Costs to Obtain or Fulfill a Contract with a Customer:

Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. The Company had a balance of $109.6 million in such deferred costs as of December 31, 2018 and recognized $38.0 million of related amortization during the year ended December 31, 2018, which is included within SG&A expenses in the consolidated statement of operations. Costs incurred to obtain customer contracts are only in the MA segment.

Costs incurred to fulfill customer contracts, are deferred and recorded within other current assets and other assets when such costs relate directly to a contract, generate or enhance resources of the Company that will be used in satisfying performance obligations in the future and the Company expects to recover those costs.

The Company capitalizes work-in-process costs for in-progress MIS ratings, which is recognized consistent with the rendering of the related services to the customers, as ratings are issued. The Company had a balance of $10.6 million in such deferred costs as of December 31, 2018 and recognized $40.4 million of amortization of the costs during the year ended December 31, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.

In addition, within the MA segment, the Company capitalizes royalty costs related to third-party information data providers associated with hosted company information and business intelligence products. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. The Company had a balance of $35.0 million in such deferred costs as of December 31, 2018 and recognized $54.0 million of related amortization during the year ended December 31, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.

Accounts Receivable Allowances and Contract Assets

Moody’s records variable consideration in respect of estimated future adjustments to customer billings as an adjustment to revenue using the expected value method based on analysis of similar contracts in the same line of business. Such amounts are reflected as additions to the accounts receivable allowance or to contract assets. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments are recorded against the allowance or the contract asset, depending on the nature of the adjustment. Actual uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances.

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

80	MOODY’S 2018 10-K

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

Operating Expenses

Operating expenses include costs associated with the development and production of the Company’s products and services and their delivery to customers. These expenses principally include employee compensation and benefits and travel costs that are incurred in connection with these activities. Operating expenses are charged to income as incurred, except for certain costs related to software implementation services, which may be deferred until related revenue is recognized. Additionally, certain costs incurred to develop internal use software are capitalized and depreciated over their estimated useful life.

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

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial losses and net prior service costs related to pension and other retirement plans, gains and losses on derivative instruments designated as net investment hedges or cash flow hedges and unrealized gains and losses on securities designated as ‘available-for-sale’ under ASC Topic 320 (for periods prior to January 1, 2018). Comprehensive income items, including cumulative translation adjustments of entities that are less-than-wholly-owned subsidiaries, will be reclassified to noncontrolling interests and thereby, adjusting accumulated other comprehensive income proportionately in accordance with the percentage of ownership interest of the NCI shareholder.

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

MOODY’S 2018 10-K	81

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

On December 22, 2017, the Tax Act was signed into law, resulting in all previously undistributed foreign earnings being subject to U.S. tax. The Company has provided non-U.S. deferred taxes for those entities whose earnings are not considered indefinitely reinvested.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, and certain short-term investments consisting primarily of certificates of deposit, all of which are short-term in nature and, accordingly, approximate fair value.

The Company also has certain investments in mutual funds in India, which are accounted for as equity securities with readily determinable fair values under ASC Topic 321. Beginning in the first quarter of 2018, the Company will measure these investments at fair value with both realized gains and losses and unrealized holding gains and losses for these investments included in net income.

Prior to January 1, 2018, the investments in mutual funds in India were designated as ‘available for sale’ under Topic 320 of the ASC. Accordingly, unrealized gains and losses on these investments were recorded to other comprehensive income and were reclassified out of accumulated other comprehensive income to the statement of operations when the investment matured or was sold using a specific identification method.

Also, the Company uses derivative instruments to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets.

Fair value is defined by the ASC 820 as the price that would be received from selling an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The determination of this fair value is based on the principal or most advantageous market in which the Company could commence transactions and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.

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

The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposits and high-grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2018 and 2017. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2018 or 2017.

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

82	MOODY’S 2018 10-K

concerning the outcome of future events and circumstances. These assumptions represent the Company’s best estimates and may vary by plan. The differences between the assumptions for the expected long-term rate of return on plan assets and actual experience is spread over a five-year period to the market-related value of plan assets, which is used in determining the expected return on assets component of annual pension expense. All other actuarial gains and losses are generally deferred and amortized over the estimated average future working life of active plan participants.

The Company recognizes as an asset or liability in its consolidated balance sheet the funded status of its defined benefit retirement plans, measured on a plan-by-plan basis. Changes in the funded status due to actuarial gains/losses are recorded as part of other comprehensive income during the period the changes occur.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates are used for, but not limited to, revenue recognition, accounts receivable allowances, income taxes, contingencies, valuation and useful lives of long-lived and intangible assets, goodwill, pension and other retirement benefits, stock-based compensation, restructuring and depreciable lives for property and equipment and computer software.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” requiring lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows will depend on classification as either a finance or operating lease. During July 2018, the FASB issued additional updates to the new lease accounting standard. ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” clarifies certain aspects of the new lease accounting standard. In addition, ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” provides companies with the option to apply the provisions of the new lease accounting standard on the date of adoption (effective date of January 1, 2019 for Moody’s), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, without adjusting the comparative periods presented, as initially required.

The Company will adopt the new lease accounting standard as of January 1, 2019 and has elected to apply the provisions of the standard on the date of adoption. Accordingly, the Company will not restate prior year comparative periods for the impact of the new lease accounting standard. The Company will elect the package of practical expedients permitted under the transition guidance within the new lease accounting standard, which permits the Company not to reassess the following for any expired or existing contracts: i) whether any contracts contain leases; ii) lease classification (i.e. operating lease or finance/capital lease); and iii) initial direct costs.

The Company is in the process of finalizing the implementation of a software solution, which will support the accounting under the new lease accounting standard.

The Company anticipates that the adoption of the new lease accounting standard will result in the recognition of right-of-use assets and lease liabilities of approximately $520 million and $625 million, respectively, at January 1, 2019, consisting primarily of operating leases relating to real estate. Pursuant to this transition adjustment, the Company also anticipates recognizing approximately $150 million and approximately $125 million in additional deferred tax assets and liabilities, respectively. The Company does not anticipate that the new lease accounting standard will materially impact its statement of operations or statement of cash flows in periods subsequent to adoption. The aforementioned estimates related to the adoption of the new lease accounting standard are based on the Company’s assessment and best estimates to date.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU require the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost, which will require entities to estimate expected credit losses over the lifetime of the instrument. This may result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, an allowance for credit losses will be recognized as a contra account to the amortized cost carrying value of the asset rather than a direct reduction to the carrying value, with changes in the allowance impacting earnings. In November 2018, the FASB issued ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, but instead should be accounted for in accordance with Topic 842, Leases.

ASU No. 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this ASU on its financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of the adequacy of its allowance for doubtful accounts on accounts receivable.

In February 2018, FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current GAAP, adjustments to deferred tax assets and liabilities related to a change in tax laws or rates are included in

MOODY’S 2018 10-K	83

income from continuing operations, even in situations where the related items were originally recognized in OCI (commonly referred to as a “stranded tax effect”). The provisions of this ASU permit the reclassification of the stranded tax effect related to the Tax Act from AOCI to retained earnings. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act were recognized. The Company expects to make adjustments to its opening retained earnings and AOCI balances as of January 1, 2019, to reclassify approximately $20 million of tax benefits from AOCI to retained earnings relating to the aforementioned stranded tax effect of the Tax Act.

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

84	MOODY’S 2018 10-K

NOTE 3	REVENUES

Revenue by Category

The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,

	2018	2017 (1)	2016 (1)

MIS:

Corporate finance (CFG)

Investment-grade	$253.3	$301.0	$262.3

High-yield	175.4	254.0	181.3

Bank loans	371.7	349.3	246.2

Other accounts (2)	533.7	488.4	432.5

Total CFG	1,334.1	1,392.7	1,122.3

Structured finance (SFG)

Asset-backed securities	106.3	96.6	94.3

Residential mortgage backed securities	98.0	89.5	85.0

Commercial real estate finance	123.5	142.7	133.3

Structured credit	196.4	164.7	121.9

Other accounts	2.3	2.0	2.3

Total SFG	526.5	495.5	436.8

Financial institutions (FIG)

Banking	290.4	299.5	239.5

Insurance	114.1	102.1	102.4

Managed investments	24.1	21.6	16.7

Other accounts	13.1	12.6	10.3

Total FIG	441.7	435.8	368.9

Public, project and infrastructure finance (PPIF)

Public finance / sovereign	184.8	218.0	224.6

Project and infrastructure	206.3	213.3	187.6

Total PPIF	391.1	431.3	412.2

Total ratings revenue	2,693.4	2,755.3	2,340.2

MIS Other	19.0	18.5	30.6

Total external revenue	2,712.4	2,773.8	2,370.8

Intersegment royalty	124.0	111.7	100.2

Total MIS	2,836.4	2,885.5	2,471.0

MA:

Research, data and analytics (RD&A)	1,134.1	832.7	667.6

Enterprise risk solutions (ERS)	437.4	448.6	418.8

Professional services (PS)	158.8	149.0	147.0

Total external revenue	1,730.3	1,430.3	1,233.4

Intersegment revenue	12.3	16.0	13.5

Total MA	1,742.6	1,446.3	1,246.9

Eliminations	(136.3)	(127.7)	(113.7)

Total MCO	$4,442.7	$4,204.1	$3,604.2

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

(2)

Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

MOODY’S 2018 10-K	85

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2018			Year Ended December 31, 2017 (1)

	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

MIS:

Corporate finance (CFG)	$852.3	$481.8	$1,334.1	$909.7	$483.0	$1,392.7

Structured finance (SFG)	342.9	183.6	526.5	340.1	155.4	495.5

Financial institutions (FIG)	194.6	247.1	441.7	186.1	249.7	435.8

Public, project and infrastructure finance (PPIF)	228.8	162.3	391.1	266.4	164.9	431.3

Total ratings revenue	1,618.6	1,074.8	2,693.4	1,702.3	1,053.0	2,755.3

MIS Other	0.6	18.4	19.0	0.5	18.0	18.5

Total MIS	1,619.2	1,093.2	2,712.4	1,702.8	1,071.0	2,773.8

MA:

Research, data and analytics (RD&A)	480.4	653.7	1,134.1	424.4	408.3	832.7

Enterprise risk solutions (ERS)	170.0	267.4	437.4	166.6	282.0	448.6

Professional services (PS)	60.0	98.8	158.8	54.6	94.4	149.0

Total MA	710.4	1,019.9	1,730.3	645.6	784.7	1,430.3

Total MCO	$2,329.6	$2,113.1	$4,442.7	$2,348.4	$1,855.7	$4,204.1

				Year Ended December 31, 2016 (1)

				U.S.	Non-U.S.	Total

MIS:

Corporate finance (CFG)				$762.9	$359.4	$1,122.3

Structured finance (SFG)				293.3	143.5	436.8

Financial institutions (FIG)				160.1	208.8	368.9

Public, project and infrastructure finance (PPIF)				276.2	136.0	412.2

Total ratings revenue				1,492.5	847.7	2,340.2

MIS Other				9.4	21.2	30.6

Total MIS				1,501.9	868.9	2,370.8

MA:

Research, data and analytics (RD&A)				389.3	278.3	667.6

Enterprise risk solutions (ERS)				162.9	255.9	418.8

Professional services (PS)				51.4	95.6	147.0

Total MA				603.6	629.8	1,233.4

Total MCO				$2,105.5	$1,498.7	$3,604.2

(1)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

86	MOODY’S 2018 10-K

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

	Year Ended December 31,

	2018			2017 (2)

	Transaction	Relationship	Total	Transaction	Relationship	Total

Corporate Finance	$918.1	$416.0	$1,334.1	$1,012.0	$380.7	$1,392.7

	69%	31%	100%	73%	27%	100%

Structured Finance	$341.0	$185.5	$526.5	$320.2	$175.3	$495.5

	65%	35%	100%	65%	35%	100%

Financial Institutions	$187.2	$254.5	$441.7	$194.7	$241.1	$435.8

	42%	58%	100%	45%	55%	100%

Public, Project and Infrastructure Finance	$237.6	$153.5	$391.1	$278.4	$152.9	$431.3

	61%	39%	100%	65%	35%	100%

MIS Other	$2.2	$16.8	$19.0	$2.5	$16.0	$18.5

	12%	88%	100%	14%	86%	100%

Total MIS	$1,686.1	$1,026.3	$2,712.4	$1,807.8	$966.0	$2,773.8

	62%	38%	100%	65%	35%	100%

Moody’s Analytics	$275.2 (1)	$1,455.1	$1,730.3	$312.7	$1,117.6	$1,430.3

	16%	84%	100%	22%	78%	100%

Total Moody’s Corporation	$1,961.3	$2,481.4	$4,442.7	$2,120.5	$2,083.6	$4,204.1

	44%	56%	100%	50%	50%	100%

				Year Ended December 31,
				2016 (2)

				Transaction	Relationship	Total

Corporate Finance				$765.5	$356.8	$1,122.3

				68%	32%	100%

Structured Finance				$269.4	$167.4	$436.8

				62%	38%	100%

Financial Institutions				$137.3	$231.6	$368.9

				37%	63%	100%

Public, Project and Infrastructure Finance				$257.9	$154.3	$412.2

				63%	37%	100%

MIS Other				$10.9	$19.7	$30.6

				36%	64%	100%

Total MIS				$1,441.0	$929.8	$2,370.8

				61%	39%	100%

Moody’s Analytics				$314.0	$919.4	$1,233.4

				25%	75%	100%

Total Moody’s Corporation				$1,755.0	$1,849.2	$3,604.2

				49%	51%	100%

(1)

Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the table below).

(2)	Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.

MOODY’S 2018 10-K	87

The following table presents the timing of revenue recognition:

	Year Ended December 31, 2018

	MIS	MA	Total

Revenue recognized at a point in time	$1,686.1	$98.9	$1,785.0

Revenue recognized over time	1,026.3	1,631.4	2,657.7

Total	$2,712.4	$1,730.3	$4,442.7

Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations

Unbilled receivables

At December 31, 2018, accounts receivable included approximately $311.8 million of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services and rating fees, requiring revenue to be accrued as an unbilled receivable as such services are provided.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at December 31, 2018, accounts receivable included approximately $59.5 million of unbilled receivables related to the MA segment.

Deferred revenue

The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.

Significant changes in the deferred revenue balances during the year ended December 31, 2018 are as follows:

	Year Ended December 31, 2018

	MIS	MA	Total

Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3

Changes in deferred revenue

Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(218.1)	(589.6)	(807.7)

Increases due to amounts billable excluding amounts recognized as revenue during the period	215.7	730.1	945.8

Increases due to Reis and Omega acquisitions during the period	—	16.4	16.4

Effect of exchange rate changes	(6.9)	(18.2)	(25.1)

Total changes in deferred revenue	(9.3)	138.7	129.4

Balance at December 31, 2018	$325.4	$750.3	$1,075.7

Deferred revenue—current	$207.2	$746.2	$953.4

Deferred revenue—noncurrent	$118.2	$4.1	$122.3

For the MA segment, for the year ended December 31, 2018, the increase in the deferred revenue balance was primarily due to organic growth and the Reis acquisition in the fourth quarter of 2018.

Remaining performance obligations

The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of December 31, 2018:

MIS

Total	Less than 1 year	1—5 years	6—10 Years	11—15 years	16-20 years	Over 20 Years
$149.6	$23.2	$68.6	$41.3	$6.8	$4.1	$5.6

The balances in the MIS table above largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. With respect to the

88	MOODY’S 2018 10-K

remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the table above for unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

MA

Total	Less than 1 Year	1—2 Years	Over 2 Years
$1,776.6	$1,353.5	$300.0	$123.1

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of December 31, 2018 as well as amounts not yet invoiced to customers as of December 31, 2018 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products.

NOTE 4	RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,

	2018	2017	2016

Basic	191.6	191.1	192.7

Dilutive effect of shares issuable under stock-based compensation plans	2.8	3.1	2.7

Diluted	194.4	194.2	195.4

Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.6	0.6

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2018, 2017 and 2016. The assumed proceeds in 2018 and in 2017 do not include Excess Tax Benefits pursuant to the prospective adoption of ASU 2016-09 in the first quarter of 2017. The assumed proceeds in 2016 include Excess Tax Benefits.

NOTE 5	CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets

Money market mutual funds	$15.2	$—	$15.2	$15.2	$—	$—

Certificates of deposit and money market deposit accounts (1)	$1,022.4	$—	$1,022.4	$904.3	$115.8	$2.3

Open ended mutual funds	$29.5	$3.8	$33.3	$—	$16.7	$16.6

	As of December 31, 2017
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets

Money market mutual funds	$42.2	$—	$42.2	$42.2	$—	$—

Certificates of deposit and money market deposit accounts (1)	$351.4	$—	$351.4	$238.6	$111.8	$1.0

Fixed maturity and open ended mutual funds (2)	$16.8	$4.3	$21.1	$—	$—	$21.1

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at December 31, 2018 and at December 31, 2017. The remaining contractual maturities for the certificates of deposits classified in other assets are 14 to 36 months at December 31, 2018 and 15 to 48 months at December 31, 2017. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

(2)	At December 31, 2017, the remaining contractual maturities for the fixed maturity instruments were six months to seven months.

MOODY’S 2018 10-K	89

As a result of the adoption of ASU 2016-01, as further discussed in Note 1 and Note 2, the money market mutual funds and the fixed maturity and open-ended mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in ASC 820.

NOTE 6	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Swaps Designated as Fair Value Hedges

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	Notional Amount As of December 31,		Floating Interest Rate
Hedged Item		2018	2017

2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month LIBOR

2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330.0	$80.0	3-month LIBOR

2014 Senior Notes due 2019	Pay Floating/Receive Fixed	$—	$450.0	3-month LIBOR

2017 Senior Notes due 2021	Pay Floating/Receive Fixed	$500.0	$—	3-month LIBOR

In the fourth quarter of 2018, the Company terminated the interest rate swaps associated with the 2014 Senior Notes Due 2019 in advance of the early repayment of the notes in January 2019.

Refer to Note 17 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of Income Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2018	2017	2016

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded

Interest expense, net		$(216.0)	$(208.5)	$(157.3)

Descriptions	Location on Statement of Operations

Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(2.4)	$6.7	$11.2

Fair value changes on interest rate swaps	Interest expense, net	2.2	(9.2)	(5.5)

Fair value changes on hedged debt	Interest expense, net	$(2.2)	$9.2	$5.5

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

90	MOODY’S 2018 10-K

beginning in 2016, until early termination of the cross-currency swap in 2017, which was at the discretion of the Company. In March 2016, the Company designated these cross-currency swaps as cash flow hedges. Accordingly, changes in fair value subsequent to the date the swaps were designated as cash flow hedges were recognized in OCI. Gains and losses on the swaps initially recognized in OCI were reclassified to the statement of operations in the period in which changes in the underlying hedged item affected net income. On December 18, 2017, when the Company terminated the cross-currency swap, it designated the full €500 million principal of the 2015 Senior Notes as a net investment hedge as discussed below.

In the fourth quarter of 2018, the Company entered into and settled $250 million notional amount treasury rate locks, which were designated as cash flow hedges and used to manage the Company’s interest rate risk associated with the anticipated issuance of the 2018 Senior Notes Due 2029, which are more fully discussed in Note 17. The Company settled these treasury rate locks in December 2018 in connection with the issuance of the 2018 Senior Notes Due 2029. The loss on these treasury rate locks was recorded in comprehensive income (see tables below relating to gains and losses on cash flow and net investment hedges) and will be amortized to interest expense over the term of the 2018 Senior Notes Due 2029.

Net Investment Hedges

The Company has entered into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates.

The Company has designated €500 million of the 2015 Senior Notes Due 2027 as a net investment hedge. This hedge is designated as an accounting hedge under the applicable sections of ASC Topic 815 and will end upon the repayment of the notes in 2027, unless terminated early at the discretion of the Company.

In 2018, the Company entered into cross-currency swaps to exchange an aggregate amount of €710.2 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $830.0 million with corresponding interest based on the floating 3-month U.S. LIBOR. These hedges were designated as net investment hedges under ASC Topic 815 and the purpose of these hedges is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. These hedges will expire and be settled in 2021 and 2022 for €422.5 million and €287.7 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

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

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income, net of tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivatives and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018	2017 (1)	2016 (1)	2018	2017 (1)	2016 (1)	2018 (2)	2017 (3)	2016 (3)

Cross currency swaps	$12.3	$—	$—	$—	$—	$—	$11.0	$—	$—

FX forwards	—	1.2	(12.0)	—	—	—	—	—	—

Long-term debt	21.6	(37.2)	7.8	—	—	—	—	—	—

Total net investment hedges	$33.9	$(36.0)	$(4.2)	$—	$—	$—	$11.0	$—	$—

Derivatives in Cash Flow Hedging Relationships

Cross currency swap	$1.5	$6.3	$(0.9)	$0.3	$7.8	$(3.7)	$—	$—	$—

Interest rate contracts	(2.1)	(0.4)	—	(0.1)	(1.1)	—	—	—	—

Total cash flow hedges	(0.6)	5.9	(0.9)	0.2	6.7	(3.7)	—	—	—

Total	$33.3	$(30.1)	$(5.1)	$0.2	$6.7	$(3.7)	$11.0	$—	$—

(1)

For the years ended December 31, 2017 and 2016, amount of gain or (loss) represents only the effective portion of the hedging relationship as this period was prior to the Company’s 2018 initial application of ASU 2017-12.

(2)

Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts recognized directly into Net Income during the year ended December 31, 2018 related to its cross-currency swaps represent net periodic interest settlements and accruals, which are recognized in interest expense, net.

(3)

For the year ended December 31, 2017 and 2016, amount of gain or (loss) recognized directly into income represents the ineffective portion of the hedging relationship. No hedging instruments for which ineffectiveness was recognized directly into Net Income in 2017 or in years prior were outstanding at the date of adoption of ASU 2017-12.

MOODY’S 2018 10-K	91

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax

	December 31, 2018	December 31, 2017

Net investment hedges

Cross currency swaps	$12.3	$—

FX forwards	23.5	23.5

Long-term debt	(3.1)	(24.7)

Total net investment hedges	$32.7	$(1.2)

Cash flow hedges

Interest rate contracts	$(2.4)	$(0.4)

Cross currency swap	2.5	1.3

Total cash flow hedges	0.1	0.9

Total net gain (loss) in AOCI	$32.8	$(0.3)

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through April 2019.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2018			December 31, 2017
Notional Amount of Currency Pair:	Sell	Buy		Sell	Buy

Contracts to sell USD for GBP	$310.3		£241.2	$484.7		£362.3

Contracts to sell USD for Japanese yen	$14.3		¥1,600.0	$24.3		¥2,700.0

Contracts to sell USD for Canadian dollars	$99.0	C$	130.0	$51.7	C$	64.0

Contracts to sell USD for Singapore dollars	$—	S$	—	$39.2	S$	53.0

Contracts to sell USD for EUR	$212.8		€184.6	$465.2		€390.0

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

92	MOODY’S 2018 10-K

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2018	2017	2016

Foreign exchange forwards	Other non-operating income, net	$(52.3)	$21.5	$(7.2)

FX collar relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	100.8	—

Foreign exchange forwards relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	10.3	—

		$(52.3)	$132.6	$(7.2)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments

	Balance Sheet Location	December 31, 2018	December 31, 2017

Assets:

Derivatives designated as accounting hedges:

Cross-currency swaps designated as net investment hedges	Other assets	$19.4	$—

Interest rate swaps	Other assets	7.5	0.5

Total derivatives designated as accounting hedges		26.9	0.5

Derivatives not designated as accounting hedges:

FX forwards on certain assets and liabilities	Other current assets	1.4	12.5

Total assets		$28.3	$13.0

Liabilities:

Derivatives designated as accounting hedges:

Cross-currency swaps designated as net investment hedges	Other liabilities	$2.9	—

Interest rate swaps	Other liabilities	5.3	$3.5

Total derivatives designated as accounting hedges		8.2	3.5

Non-derivative instrument designated as accounting hedge:

Long-term debt designated as net investment hedge	Long-term debt	571.6	600.4

Derivatives not designated as accounting hedges:

FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	8.2	2.0

Total liabilities		$588.0	$605.9

NOTE 7	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,

	2018	2017

Office and computer equipment (3 – 10 year estimated useful life)	$242.0	$219.5

Office furniture and fixtures (3 – 10 year estimated useful life)	52.6	50.5

Internal-use computer software (1 – 10 year estimated useful life)	573.6	520.3

Leasehold improvements and building (1 – 25 year estimated useful life)	242.4	240.8

Total property and equipment, at cost	1,110.6	1,031.1

Less: accumulated depreciation and amortization	(790.2)	(706.0)

Total property and equipment, net	$320.4	$325.1

MOODY’S 2018 10-K	93

Depreciation and amortization expense related to the above assets was $90.2 million, $96.9 million, and $92.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 8	ACQUISITIONS

The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not qualify for separate recognition. For all acquisitions excluding Bureau van Dijk, the Company has not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material. Additionally, for all acquisitions excluding Bureau van Dijk, the impact to the Company’s operations from the acquisition date through the end of the fiscal year in which each acquisition was completed was not material.

Reis

On October 15, 2018, a subsidiary of the Company acquired 100% of Reis, Inc., a provider of commercial real estate market information and analytical tools to real estate professionals. The cash payment of $278.0 million was funded with cash on hand. The acquisition further expands Moody’s Analytics’ network of data and analytics providers in the commercial real estate space.

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)

Current assets		$31.6

Property and equipment		3.7

Intangible assets:

Customer relationships (14 year weighted average life)	$77.1

Database (5 year weighted average life)	12.6

Product technology (7 year weighted average life)	10.3

Trade name (10 year weighted average life)	3.5

Total intangible assets (12 year weighted average life)		103.5

Goodwill		186.0

Deferred tax assets		11.5

Other assets		0.1

Liabilities:

Deferred revenue	$(14.3)

Accounts payable and accrued liabilities	(19.5)

Deferred tax liabilities	(24.6)

Total liabilities		(58.4)

Net assets acquired		$278.0

The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the Reis business. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including deferred tax liabilities. The estimated useful lives of acquired intangibles assets are also preliminary.

Current assets in the table above include acquired cash of $23.9 million. Additionally, current assets include accounts receivable of approximately $6 million.

Goodwill

The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and Reis, which is expected to extend the Company’s reach to new and evolving market segments as well as cost savings synergies, expected new customer acquisitions and products.

Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.

Reis will be a separate reporting unit for the purposes of the Company’s annual goodwill impairment assessment.

94	MOODY’S 2018 10-K

Transaction costs

Transaction costs directly related to the Reis acquisition were not material.

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

Shown below is the final purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)

Current assets		$158.4

Property and equipment		4.2

Intangible assets:

Customer relationships (23 year weighted average life)	$998.7

Product technology (12 year weighted average life)	258.5

Trade name (18 year weighted average life)	82.3

Database (10 year weighted average life)	12.9

Total intangible assets (21 year weighted average life)		1,352.4

Goodwill		2,614.7

Other assets		5.9

Liabilities:

Deferred revenue	$(101.1)

Accounts payable and accrued liabilities	(44.3)

Deferred tax liabilities, net	(329.8)

Other liabilities	(118.4)

Total liabilities		(593.6)

Net assets acquired		$3,542.0

The Company completed the valuation analysis of the fair market value of assets and liabilities of the Bureau van Dijk business. Current assets in the table above include acquired cash of $36.0 million. Additionally, current assets include accounts receivable of approximately $88.0 million (net of an allowance for uncollectible accounts of $3.7 million).

The acquired deferred revenue balance of approximately $154 million was reduced by $53 million as part of acquisition accounting to establish the fair value of deferred revenue. This reduced reported revenue by $53 million over the remaining contractual period of in-progress customer arrangements assumed as of the acquisition date, and resulted in approximately $17 million and $36 million less in reported revenue in the years ended December 31, 2018 and 2017, respectively. Amortization of acquired intangible assets was $71.4 million and $28.0 million for the year ended December 31, 2018 and 2017, respectively.

Goodwill

The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and Bureau van Dijk, which is expected to extend the Company’s reach to new and evolving market segments as well as cost savings synergies, expected new customer acquisitions and products.

Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.

Bureau van Dijk is a separate reporting unit for purposes of the Company’s annual goodwill impairment assessment.

MOODY’S 2018 10-K	95

Other Liabilities Assumed

In connection with the acquisition, the Company assumed liabilities relating to UTPs as well as deferred tax liabilities which relate to acquired intangible assets. UTPs are included in other liabilities in the table above.

Supplementary Unaudited Pro Forma Information

Supplemental information on an unaudited pro forma basis is presented below for the years ended December 31, 2017 and 2016 as if the acquisition of Bureau van Dijk occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2016. The unaudited pro forma information includes amortization of acquired intangible assets based on the purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

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

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$83.4

Additional consideration paid to sellers in the third quarter 2016(1)	3.1

Total consideration	$86.5

(1)	Represents additional consideration paid to the sellers for amounts withheld at closing pending the completion of certain administrative matters

96	MOODY’S 2018 10-K

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$11.7

Property and equipment		2.0

Indemnification assets		1.5

Intangible assets:

Software (7 year weighted average life)	$16.6

Customer relationships (21 year weighted average life)	13.8

Trade name (19 year weighted average life)	3.7

Total intangible assets (14 year weighted average life)		34.1

Goodwill		59.4

Liabilities		(22.2)

Net assets acquired		$86.5

Current assets in the table above include acquired cash of $7.5 million. Additionally, current assets include accounts receivable of $2.9 million. Goodwill, which has been assigned to the MA segment, is not deductible for tax.

In connection with the acquisition, the Company assumed liabilities relating to UTPs and certain other tax exposures which are included in the liabilities assumed in the table above. The sellers have contractually indemnified the Company against any potential payments that may have to be made regarding these amounts. Accordingly, the Company carries an indemnification asset on its consolidated balance sheet at December 31, 2018 and December 31, 2017.

GGY is part of the ERS reporting unit for purposes of the Company’s annual goodwill impairment assessment.

NOTE 9	GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill:

	Year Ended December 31, 2018
	MIS			MA			Consolidated

	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill

Balance at beginning of year	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2

Additions/adjustments	—	—	—	211.5	—	211.5	211.5	—	211.5

Foreign currency translation adjustments	(27.4)	—	(27.4)	(156.0)	—	(156.0)	(183.4)	—	(183.4)

Ending balance	$257.8	$—	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3

	Year Ended December 31, 2017
	MIS			MA			Consolidated

	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill

Balance at beginning of year	$277.0	$—	$277.0	$758.8	$(12.2)	$746.6	$1,035.8	$(12.2)	$1,023.6

Additions/adjustments	—	—	—	2,622.6	—	2,622.6	2,622.6	—	2,622.6

Foreign currency translation adjustments	8.2	—	8.2	98.8	—	98.8	107.0	—	107.0

Ending balance	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2

MOODY’S 2018 10-K	97

The 2018 additions/adjustments for the MA segment in the table above primarily relate to the acquisitions of Omega Performance and Reis.

The 2017 additions/adjustments for the MA segment in the table above relate to the acquisition of Bureau van Dijk and the structured finance data and analytics business of SCDM.

Acquired intangible assets and related amortization consisted of:

	December 31,

	2018	2017

Customer relationships	$1,367.5	$1,345.1

Accumulated amortization	(214.2)	(159.9)

Net customer relationships	1,153.3	1,185.2

Trade secrets	29.8	30.2

Accumulated amortization	(28.2)	(28.1)

Net trade secrets	1.6	2.1

Software/product technology	353.3	358.6

Accumulated amortization	(101.8)	(78.0)

Net software/product technology	251.5	280.6

Trade names	155.1	161.6

Accumulated amortization	(34.1)	(26.7)

Net trade names	121.0	134.9

Other(1)	70.4	57.4

Accumulated amortization	(31.7)	(28.6)

Net other	38.7	28.8

Total	$1,566.1	$1,631.6

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,

	2018	2017	2016

Amortization expense	$101.7	$61.4	$34.2

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,

2019	$103.3

2020	101.0

2021	100.8

2022	100.8

2023	97.9

Thereafter	1,062.3

Total estimated future amortization	$1,566.1

Amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the estimated undiscounted future cash flows are lower than the carrying amount of the related asset, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. There were no impairments to intangible assets during 2018, 2017 or 2016.

NOTE 10	RESTRUCTURING

On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company estimates will result in annualized savings of approximately $40 to $50 million a year, a portion of which will benefit

98	MOODY’S 2018 10-K

2019. The 2018 Restructuring Program is estimated to result in total pre-tax charges of $70 to $80 million, of which approximately $49 million was recorded in the fourth quarter 2018. The Program is expected to be substantially completed by June 30, 2019. The 2018 Restructuring Program includes relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from recent acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and will entail approximately $35 to $40 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program is anticipated also to represent approximately $35 to $40 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program are anticipated to be approximately $35 to $40 million, the majority of which will be paid in 2019.

In September 2016, the Company approved a restructuring program (the “2016 Restructuring Program”) relating to cost management initiatives in the MIS segment as well as in certain corporate overhead functions. This restructuring program consisted solely of headcount reductions. Actions under these plans were substantially complete at September 30, 2016.

Total expenses included in the accompanying consolidated statements of operations relating to each of the aforementioned restructuring plans are as follows:

	Year Ended December 31,

	2018	2017	2016

2016 Restructuring Program	$—	$—	$12.0

2018 Restructuring Program	$48.7	$—	$—

Changes to the restructuring liability were as follows:

	Employee Termination Costs	Contract Termination Costs		Total Restructuring Liability

Balance as of December 31, 2015	$—	$—		$—

2016 Restructuring Program:

Cost incurred and adjustments	12.0	—		12.0

Cash payments and adjustments	(5.7)	—		(5.7)

Balance as of December 31, 2016	$6.3	$—		$6.3

2016 Restructuring Program:

Cost incurred and adjustments	—	—		—

Cash payments and adjustments	(5.9)	—		(5.9)

Balance as of December 31, 2017	$0.4	$—		$0.4

2016 Restructuring Program:

Cost incurred and adjustments	—	—		—

Cash payments and adjustments	(0.4)	—		(0.4)

2018 Restructuring Program:

Cost incurred and adjustments	32.8	12.4	(1)	45.2 (1)

Cash payments and adjustments	(2.9)	—		(2.9)

Balance as of December 31, 2018	$29.9	$12.4		$42.3

2016 Restructuring Program:

Cumulative expense incurred to date	$12.0	$—

2018 Restructuring Program:

Cumulative expense incurred to date	$32.8	$15.9

(1)	Excludes $3.5 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases.

As of December 31, 2018, majority of the remaining $42 million restructuring liability is expected to be paid out during the year ending December 31, 2019.

MOODY’S 2018 10-K	99

NOTE 11	FAIR VALUE

The table below presents information about items which are carried at fair value on a recurring basis at December 31, 2018 and December 31, 2017:

		Fair Value Measurement as of December 31, 2018

	Description	Balance	Level 1	Level 2

Assets:

	Derivatives (1)	$28.3	$—	$28.3

	Money market mutual funds	15.2	15.2	—

	Open ended mutual funds	33.3	33.3	—

	Total	$76.8	$48.5	$28.3

Liabilities:

	Derivatives (1)	$16.4	$—	$16.4

	Total	$16.4	$—	$16.4

		Fair Value Measurement as of December 31, 2017

	Description	Balance	Level 1	Level 2

Assets:

	Derivatives (1)	$13.0	$—	$13.0

	Money market mutual funds	42.2	42.2	—

	Fixed maturity and open ended mutual funds	21.1	21.1	—

	Total	$76.3	$63.3	$13.0

Liabilities:

	Derivatives (1)	$5.5	$—	$5.5

	Total	$5.5	$—	$5.5

(1)	Information on the Company’s derivative instruments is more fully described in Note 6 to the consolidated financial statements.

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

100	MOODY’S 2018 10-K

NOTE 12	OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	December 31,

	2018	2017

Other current assets:

Prepaid taxes	$100.1	$94.9

Prepaid expenses	102.0	91.7

Capitalized costs to obtain and fulfill sales contracts (1)	77.2	50.5

Other	3.0	13.0

Total other current assets	$282.3	$250.1

	December 31,

	2018	2017

Other assets:

Investments in non-consolidated affiliates	$104.6	$99.1

Deposits for real-estate leases	13.5	12.3

Indemnification assets related to acquisitions	16.1	17.0

Mutual funds and fixed deposits	18.9	22.1

Costs to obtain sales contracts (1)	78.0	—

Other	43.2	9.4

Total other assets	$274.3	$159.9

(1)

The 2018 amount reflects capitalized costs to obtain sales contracts (sales commissions) pursuant to the adoption of the New Revenue Accounting Standard, which are amortized over an average 7 year period as well as costs incurred and capitalized for in process ratings (current assets only).

MOODY’S 2018 10-K	101

	December 31,

	2018	2017

Accounts payable and accrued liabilities:

Salaries and benefits	$112.5	$129.6

Incentive compensation	154.5	246.7

Customer credits, advanced payments and advanced billings	20.4	22.2

Self-insurance reserves	10.6	8.1

Dividends	6.5	6.2

Professional service fees	47.7	47.1

Interest accrued on debt	70.5	73.9

Accounts payable	30.1	21.8

Income taxes	71.4	79.2

Pension and other retirement employee benefits	6.4	5.9

Accrued royalties	25.1	26.4

Foreign exchange forwards on certain assets and liabilities	8.2	2.0

Restructuring liability	35.5	0.4

Other	95.8	80.8

Total accounts payable and accrued liabilities	$695.2	$750.3

	December 31,

	2018	2017

Other liabilities:

Pension and other retirement employee benefits	$249.2	$244.5

Deferred rent-non-current portion	94.3	103.1

Interest accrued on UTPs	69.6	54.7

Other tax matters	1.3	1.3

Income tax liability – non-current (2)	125.3	232.2

Interest rate swaps	5.3	3.5

Restructuring liability	6.8	—

Other	24.7	24.7

Total other liabilities	$576.5	$664.0

(2)	Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2017.

Changes in the Company’s self-insurance reserves for claims insured by the Company’s wholly-owned insurance subsidiary, which primarily relate to legal defense costs for claims from prior years, are as follows:

	Year Ended December 31,

	2018	2017	2016

Balance January 1,	$8.1	$11.1	$19.7

Accruals (reversals), net	7.2	9.6	12.1

Payments	(4.7)	(12.6)	(20.7)

Balance December 31,	$10.6	$8.1	$11.1

102	MOODY’S 2018 10-K

NOTE 13.	COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31,			Location in the consolidated statement of operations
	2018	2017	2016

(Losses) Gains on currency translation adjustments

Liquidation/sale of foreign subsidiary	$(0.2)	$—	$36.6	Other non-operating income (expense), net

Total (losses) gains on currency translation adjustments	(0.2)	—	36.6

Gains (losses) on cash flow hedges

Cross-currency swap	0.5	12.6	(6.0)	Other non-operating income (expense), net

Interest rate contract	(0.1)	(1.1)	—	Interest expense, net

Total before income taxes	0.4	11.5	(6.0)

Income tax effect of item above	(0.2)	(4.8)	2.3	Provision for income taxes

Total net gains (losses) on cash flow hedges	0.2	6.7	(3.7)

Gains on available for sale securities:

Gains on available for sale securities	—	1.8	—	Other non-operating income (expense), net

Income tax effect of item above	—	—	—	Provision for income taxes

Total gains on available for sale securities	—	1.8	—

Pension and other retirement benefits

Amortization of actuarial losses and prior service costs included in net income	(3.7)	(5.5)	(5.8)	Operating expense

Amortization of actuarial losses and prior service costs included in net income	(1.9)	(3.2)	(3.9)	SG&A expense

Total before income taxes	(5.6)	(8.7)	(9.7)

Income tax effect of item above	1.4	3.3	3.7	Provision for income taxes

Total pension and other retirement benefits	(4.2)	(5.4)	(6.0)

Total (losses) gains included in Net Income attributable to reclassifications out of AOCI	$(4.2)	$3.1	$26.9

MOODY’S 2018 10-K	103

The following table shows changes in AOCI by component (net of tax):

	Year Ended December 31, 2018

	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Gains on Available for Sale Securities	Total

Balance December 31, 2017	$(61.5)	$0.9	$(113.9)	$2.3	$(172.2)

Adoption of ASU 2016-01 (Refer to Note 1 and Note 2)	—	—	—	(2.3)	(2.3)

Other comprehensive income/(loss) before reclassifications	4.2	(0.6)	(259.4)	—	(255.8)

Amounts reclassified from AOCI	4.2	(0.2)	—	—	4.0

Other comprehensive income/(loss)	8.4	(0.8)	(259.4)	(2.3)	(254.1)

Balance December 31, 2018	$(53.1)	$0.1	$(373.3)	$—	$(426.3)

	Year Ended December 31, 2017

Balance December 31, 2016	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)

Other comprehensive income/(loss) before reclassifications	12.6	5.9	176.3	1.0	195.8

Amounts reclassified from AOCI	5.4	(6.7)	—	(1.8)	(3.1)

Other comprehensive income/(loss)	18.0	(0.8)	176.3	(0.8)	192.7

Balance December 31, 2017	$(61.5)	$0.9	$(113.9)	$2.3	$(172.2)

	Year Ended December 31, 2016

Balance December 31, 2015	$(85.7)	$(1.1)	$(256.0)	$3.3	$(339.5)

Other comprehensive income/(loss) before reclassifications	0.2	(0.9)	2.4	(0.2)	1.5

Amounts reclassified from AOCI	6.0	3.7	(36.6)	—	(26.9)

Other comprehensive income/(loss)	6.2	2.8	(34.2)	(0.2)	(25.4)

Balance December 31, 2016	$(79.5)	$1.7	$(290.2)	$3.1	$(364.9)

NOTE 14	PENSION AND OTHER RETIREMENT BENEFITS

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

104	MOODY’S 2018 10-K

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans

	2018	2017	2018	2017

Change in benefit obligation:

Benefit obligation, beginning of the period	$(518.1)	$(489.5)	$(31.2)	$(29.5)

Service cost	(18.7)	(18.4)	(3.0)	(2.5)

Interest cost	(17.6)	(18.5)	(1.1)	(1.1)

Plan participants’ contributions	—	—	(0.5)	(0.4)

Benefits paid	11.4	15.0	1.0	1.4

Actuarial gain (loss)	0.4	7.4	(0.1)	(0.1)

Assumption changes	35.0	(14.1)	3.1	1.0

Benefit obligation, end of the period	$(507.6)	$(518.1)	$(31.8)	$(31.2)

Change in plan assets:

Fair value of plan assets, beginning of the period	$357.4	$297.1	$—	$—

Actual return on plan assets	(18.0)	44.3	—	—

Benefits paid	(11.4)	(15.0)	(1.0)	(1.4)

Employer contributions	20.2	31.0	0.5	1.0

Plan participants’ contributions	—	—	0.5	0.4

Fair value of plan assets, end of the period	$348.2	$357.4	$—	$—

Funded Status of the plans	$(159.4)	$(160.7)	$(31.8)	$(31.2)

Amounts recorded on the consolidated balance sheets:

Pension and retirement benefits liability – current	$(5.4)	$(4.9)	$(1.0)	$(1.0)

Pension and retirement benefits liability – non current	(154.0)	(155.8)	(30.8)	(30.2)

Net amount recognized	$(159.4)	$(160.7)	$(31.8)	$(31.2)

Accumulated benefit obligation, end of the period	$(457.8)	$(461.5)

The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2018	2017

Aggregate projected benefit obligation	$507.6	$518.1

Aggregate accumulated benefit obligation	$457.8	$461.5

Aggregate fair value of plan assets	$348.2	$357.4

The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans

	2018	2017	2018	2017

Net actuarial losses	$(95.7)	$(104.0)	$—	$(3.0)

Net prior service costs	4.2	4.5	0.3	0.6

Total recognized in AOCI – pretax	$(91.5)	$(99.5)	$0.3	$(2.4)

MOODY’S 2018 10-K	105

The following table summarizes the estimated pre-tax net actuarial losses and prior service cost for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans

Net actuarial losses	$3.6	$—

Net prior service costs	(0.4)	(0.3)

Total to be recognized as components of net periodic expense	$3.2	$(0.3)

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans

	2018	2017	2016	2018	2017	2016

Components of net periodic expense

Service cost	$18.7	$18.4	$20.1	$3.0	$2.5	$2.2

Interest cost	17.6	18.5	18.2	1.1	1.1	1.0

Expected return on plan assets	(15.2)	(16.5)	(17.0)	—	—	—

Amortization of net actuarial loss from earlier periods	6.1	8.8	9.8	—	0.1	0.2

Amortization of net prior service costs from earlier periods	(0.3)	—	0.1	(0.3)	(0.3)	(0.3)

Net periodic expense	$26.9	$29.2	$31.2	$3.8	$3.4	$3.1

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2018	2017	2016	2018	2017	2016

Amortization of net actuarial losses	$6.1	$8.8	$9.8	$—	$0.1	$0.2

Amortization of prior service costs	(0.3)	—	0.1	(0.3)	(0.3)	(0.3)

Net actuarial gain arising during the period	2.2	21.1	0.8	3.0	0.9	0.2

Total recognized in OCI – pre-tax	$8.0	$29.9	$10.7	$2.7	$0.7	$0.1

ADDITIONAL INFORMATION:

Assumptions—Retirement Plans

Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans

	2018	2017	2018	2017

Discount rate	4.07%	3.46%	4.10%	3.45%

Rate of compensation increase	3.69%	3.71%	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2018	2017	2016	2018	2017	2016

Discount rate	3.46%	3.89%	4.04%	3.45%	3.85%	4.00%

Expected return on plan assets	4.50%	5.40%	6.10%	—	—	—

Rate of compensation increase	3.71%	3.72%	3.74%	—	—	—

The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major

106	MOODY’S 2018 10-K

asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2018, the expected rate of return used in calculating the net periodic benefit costs was 4.50%. For 2019, the Company’s expected rate of return assumption is 5.65% to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2018 to accompany the RP-2014 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries. Additionally, the assumed healthcare cost trend rate assumption is not material to the valuation of the other retirement plans.

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

The Company’s investment policy uses risk-controlled investment strategies by increasing the plan’s asset allocation to fixed income securities and specifying ranges of acceptable target allocation by asset class based on different levels of the plan’s accounting funded status. In addition, the investment policy also requires the investment-grade fixed income assets be rebalanced between shorter and longer duration bonds as the interest rate environment changes. This investment policy is designed to help protect the plan’s funded status and to limit volatility of the Company’s contributions. Based on the policy, the Company’s current target asset allocation is approximately 49% (range of 44% to 54%) in equity securities, 45% (range of 40% to 50%) in fixed income securities and 6% (range of 3% to 9%) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds, which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. The plan also invests in other fixed income investments such as debts rated below investment grade, emerging market debt, and convertible securities. The plan’s other investment, which is made through a private real estate debt fund, is expected to provide additional diversification benefits and absolute return enhancement to the plan assets.

MOODY’S 2018 10-K	107

Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2018 and 2017 are as follows:

	Fair Value Measurement as of December 31, 2018

Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets

Cash and cash equivalent	$0.8	$—	$0.8	$—	0%

Common/collective trust funds—equity securities

U.S. large-cap	122.0	—	122.0	—	35%

U.S. small and mid-cap	16.3	—	16.3	—	5%

Emerging markets	22.8	—	22.8	—	7%

Total equity investments	161.1	—	161.1	—	47%

Emerging markets bond fund	13.1	—	—	13.1	4%

Common/collective trust funds—fixed income securities

Intermediate-term investment grade U.S. government/ corporate bonds	109.5	—	109.5	—	31%

Mutual fund—U.S. Treasury Inflation-Protected Securities (TIPs)	21.0	21.0	—	—	6%

Private investment fund—convertible securities	10.7	—	—	10.7	3%

Private investment fund—high yield securities	10.6	—	—	10.6	3%

Total fixed-income investments	164.9	21.0	109.5	34.4	47%

Other investment—private real estate fund	21.4	—	—	21.4	6%

Total Assets	$348.2	$21.0	$271.4	$55.8	100%

	Fair Value Measurement as of December 31, 2017

Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets

Cash and cash equivalent	$16.5	$—	$16.5	$—	4%

Common/collective trust funds—equity securities

U.S. large-cap	140.3	—	140.3	—	39%

U.S. small and mid-cap	23.3	—	23.3	—	7%

Emerging markets	28.1	—	28.1	—	8%

Total equity investments	191.7	—	191.7	—	54%

Emerging markets bond fund	12.1	12.1	—	—	3%

Common/collective trust funds—fixed income securities

Intermediate-term investment grade U.S. government/ corporate bonds	83.7	—	83.7	—	23%

U.S. Treasury Inflation-Protected Securities (TIPs)	13.4	—	13.4	—	4%

Private investment fund—convertible securities	9.9	—	—	9.9	3%

Private investment fund—high yield securities	9.7	—	—	9.7	3%

Total fixed-income investments	128.8	12.1	97.1	19.6	36%

Other investment—private real estate debt fund	20.4	—	—	20.4	6%

Total Assets	$357.4	$12.1	$305.3	$40.0	100%

(1)

Investments are measured using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit a reconciliation of the fair value hierarchy to the value of the total plan assets.

108	MOODY’S 2018 10-K

Cash and cash equivalents are primarily comprised of investments in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust funds are valued using the net asset value (NAV) per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds are categorized in Level 2 to the extent that they are considered to have a readily determinable fair value. Investments for which fair value is estimated by using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy.

Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.

Cash Flows

The Company contributed $15.6 million and $25.9 million to its U.S. funded pension plan during the years ended December 31, 2018 and 2017, respectively. The Company made payments of $4.6 million and $5.1 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2018 and 2017, respectively. The Company made payments of $0.5 million and $1.0 million to its Other Retirement Plans during the years ended December 31, 2018 and 2017, respectively. The Company is currently evaluating whether to make a contribution to its funded pension plan in 2019, and anticipates making payments of $5.4 million related to its unfunded U.S. pension plans and $1.0 million related to its Other Retirement Plans during the year ended December 31, 2019.

Estimated Future Benefits Payable

Estimated future benefits payments for the Retirement Plans are as follows as of year ended December 31, 2018:

Year Ending December 31,	Pension Plans	Other Retirement Plans

2019	$13.3	$1.0

2020	15.7	1.1

2021	43.9	1.3

2022	19.6	1.4

2023	27.1	1.6

2024 – 2028	$141.2	$11.3

Defined Contribution Plans

Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS (i.e. profit sharing contribution). The Company did not make this profit sharing contribution in 2018. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $26.9 million, $43.3 million and $28.3 million in 2018, 2017, and 2016, respectively. The full year 2018 expense included an accrued profit sharing contribution.

Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $0.7 million during each of the years ended December 31, 2018, 2017 and 2016, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 435,500 and 457,000 shares of Moody’s common stock at December 31, 2018 and 2017, respectively.

Non-U.S. Plans

Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. The Company did not make this profit sharing contribution in 2018. Expenses related to these defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were $26.0 million, $23.9 million and $24.5 million, respectively.

MOODY’S 2018 10-K	109

NOTE 15	STOCK-BASED COMPENSATION PLANS

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

Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,

	2018	2017		2016

Stock-based compensation expense	$130.3	$122.9		$98.1

Tax benefit	$31.9	$13.3	(1)	$31.9

(1)	Amount includes a decrease in deferred tax assets resulting from a future reduction in the U.S. federal corporate income tax rate in accordance with the Tax Act, more fully described in Note 16.

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

The following weighted average assumptions were used for options granted:

	Year Ended December 31,

	2018	2017	2016

Expected dividend yield	1.05%	1.34%	1.83%

Expected stock volatility	26%	27%	32%

Risk-free interest rate	2.82%	2.19%	1.60%

Expected holding period -in years	6.2	6.5	6.8

Grant date fair value	$45.73	$30.00	$22.98

110	MOODY’S 2018 10-K

A summary of option activity as of December 31, 2018 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	2.9	$57.48

Granted	0.2	$167.12

Exercised	(0.9)	$45.79

Outstanding, December 31, 2018	2.2	$69.86	4.7 years	$160.2

Vested and expected to vest, December 31, 2018	2.2	$69.30	4.7 years	$159.2

Exercisable, December 31, 2018	1.6	$51.81	3.5 years	$137.8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2018 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2018. This amount varies based on the fair value of Moody’s stock. As of December 31, 2018 there was $5.8 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,

	2018	2017	2016
Proceeds from stock option exercises	$38.3	$48.8	$71.8
Aggregate intrinsic value	$98.9	$88.3	$71.3
Tax benefit realized upon exercise	$24.2	$31.2	$24.3

A summary of nonvested restricted stock activity for the year ended December 31, 2018 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2017	2.3	$97.17

Granted	0.8	$167.18

Vested	(0.9)	$93.83

Forfeited	(0.1)	$96.36

Balance, December 31, 2018	2.1	$123.13

As of December 31, 2018, there was $140.0 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,

	2018	2017	2016
Fair value of shares vested	$150.6	$110.5	$92.9
Tax benefit realized upon vesting	$34.6	$34.9	$29.4

A summary of performance-based restricted stock activity for the year ended December 31, 2018 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2017	0.7	$94.30

Granted	0.1	$162.09

Vested	(0.1)	$94.01

Balance, December 31, 2018	0.7	$103.74

MOODY’S 2018 10-K	111

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,

	2018	2017	2016
Fair value of shares vested	$23.0	$19.5	$23.6
Tax benefit realized upon vesting	$5.5	$6.9	$8.4

As of December 31, 2018, there was $27.3 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 1.6 years.

The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.

In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2018, 2017 and 2016 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2018, 2017, and 2016. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.

NOTE 16	INCOME TAXES

Components of the Company’s income tax provision are as follows:

	Year Ended December 31,

	2018	2017	2016

Current:

Federal	$167.7	$453.8	$292.9

State and Local	49.8	30.0	39.5

Non-U.S.	233.0	207.0	102.9

Total current	450.5	690.8	435.3

Deferred:

Federal	(59.1)	155.5	(125.8)

State and Local	(1.8)	17.5	(20.3)

Non-U.S.	(38.0)	(84.7)	(7.0)

Total deferred	(98.9)	88.3	(153.1)

Total provision for income taxes	$351.6	$779.1	$282.2

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,

	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.2	1.9	2.2
Benefit of foreign operations	1.8	(9.9)	(13.3)
Settlement Charge	—	—	27.4
Legacy tax items	—	—	(0.1)
U.S. Tax Act impact	(2.8)	17.0	—
Other	(1.2)	(0.4)	(0.6)

Effective tax rate	21.0%	43.6%	50.6%

Income tax paid	$442.1	$366.4	$355.7

112	MOODY’S 2018 10-K

The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016

U.S.	$935.5	$1,098.5	$37.2

Non-U.S.	735.5	688.3	520.8

Income before provision for income taxes	$1,671.0	$1,786.8	$558.0

The components of deferred tax assets and liabilities are as follows:

	December 31,

	2018	2017

Deferred tax assets:

Account receivable allowances	$6.0	$6.0

Accumulated depreciation and amortization	1.1	1.2

Stock-based compensation	45.8	39.6

Accrued compensation and benefits	75.3	79.2

Deferred rent and construction allowance	22.6	21.2

Deferred revenue	40.6	41.9

Net operating loss	32.9	13.3

Restructuring	4.8	0.2

Uncertain tax positions	81.5	28.6

Self-insured related reserves	7.9	7.5

Capitalized cost	3.9	4.3

Other	9.7	20.2

Total deferred tax assets	$332.1	$263.2

Deferred tax liabilities:

Accumulated depreciation and amortization of intangible assets and capitalized software	$(394.6)	$(408.8)

Capital gains	(23.7)	(25.6)

Self-insured related income	(7.9)	(7.5)

Stock based compensation	(2.2)	(3.3)

New revenue accounting standard - ASC 606	(18.7)	—

Unrealized gain on net investment hedges - OCI	(10.2)	—

Other liabilities	(6.9)	(3.0)

Total deferred tax liabilities	(464.2)	(448.2)

Net deferred tax liabilities	(132.1)	(185.0)
Valuation allowance	(22.4)	(12.8)

Total net deferred tax liabilities	$(154.5)	$(197.8)

On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities of the Tax Act, the SEC issued guidance requiring that companies provide a reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, as of December 31, 2017 the Company recorded a provisional estimate for the transition tax of $247.3 million. In September, 2018, the Company filed its 2017 federal income tax return and revised its determination of the transition tax to $236.4 million, a reduction of $10.9 million from the estimate at December 31, 2017. The reduction is primarily due to proposed regulations issued by the Internal Revenue Service and the finalization of earnings and profits calculations. A portion of the transition tax will be payable over eight years, starting in 2018, and will not accrue interest. The above revised determination of transition tax may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations.

As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.

MOODY’S 2018 10-K	113

The Company has recorded reductions in its income tax provision of approximately $38 million, or 233BPS, for the full-year of 2018, and approximately $40 million, or 220BPS, for the full-year of 2017, relating to Excess Tax Benefits on stock-based compensation.

The Company had valuation allowances of $22.4 million and $12.8 million at December 31, 2018 and 2017, respectively, related to foreign net operating losses for which realization is uncertain.

As of December 31, 2018 the Company had $494.6 million of UTPs of which $443.4 million represents the amount that, if recognized, would impact the effective tax rate in future periods. The increase in UTPs primarily resulted from the additional reserves established for non-U.S. tax exposures and an adjustment to the transition tax under U.S. tax reform. The Company has recorded a deferred tax asset in the amount of $48.1 million for potential transition tax benefits if certain non-U.S. UTPs are not sustained.

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,

	2018	2017	2016

Balance as of January 1	$389.1	$199.8	$203.4

Additions for tax positions related to the current year	79.9	86.3	21.9

Additions for tax positions of prior years	88.9	120.2	12.4

Reductions for tax positions of prior years	(12.8)	(4.1)	(27.6)

Settlements with taxing authorities	(2.0)	(2.2)	(8.3)

Lapse of statute of limitations	(48.5)	(10.9)	(2.0)

Balance as of December 31	$494.6	$389.1	$199.8

The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating expenses. During the years ended December 31, 2018 and 2017, the Company incurred a net interest expense of $15.2 million and $15.3 million respectively, related to UTPs. As of December 31, 2018 and 2017, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $69.6 million and $54.7 million, respectively.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2013 and 2015 through 2017 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2017 remain open to examination.

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

114	MOODY’S 2018 10-K

NOTE 17	INDEBTEDNESS

The following table summarizes total indebtedness:

	December 31, 2018

	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value

Notes Payable:

5.50% 2010 Senior Notes, due 2020	$500.0	$(3.7)	$(0.6)	$(0.7)	$495.0

4.50% 2012 Senior Notes, due 2022	500.0	1.9	(1.6)	(1.4)	498.9

4.875% 2013 Senior Notes, due 2024	500.0	—	(1.5)	(2.0)	496.5

2.75% 2014 Senior Notes (5-Year), due 2019	450.0	—	(0.1)	—	449.9

5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.2	(5.5)	597.7

1.75% 2015 Senior Notes, due 2027	571.6	—	—	(3.1)	568.5

2.75% 2017 Senior Notes, due 2021	500.0	4.0	(1.0)	(2.4)	500.6

2.625% 2017 Senior Notes, due 2023	500.0	—	(0.9)	(2.8)	496.3

3.25% 2017 Senior Notes, due 2028	500.0	—	(4.7)	(3.7)	491.6

3.25% 2018 Senior Notes, due 2021	300.0	—	(0.4)	(1.5)	298.1

4.25% 2018 Senior Notes, due 2029	400.0	—	(3.0)	(3.3)	393.7

4.875% 2018 Senior Notes, due 2048	400.0	—	(6.7)	(4.1)	389.2

Total debt	$5,721.6	$2.2	$(17.3)	$(30.5)	$5,676.0

Current portion					(449.9)

Total long-term debt					$5,226.1

	December 31, 2017

	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value

Notes Payable:

5.50% 2010 Senior Notes, due 2020	$500.0	$—	$(1.0)	$(1.2)	$497.8

4.50% 2012 Senior Notes, due 2022	500.0	(0.8)	(2.0)	(1.7)	495.5

4.875% 2013 Senior Notes, due 2024	500.0	—	(1.8)	(2.4)	495.8

2.75% 2014 Senior Notes (5-Year), due 2019	450.0	(2.2)	(0.2)	(1.1)	446.5

5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.3	(5.7)	597.6

1.75% 2015 Senior Notes, due 2027	600.4	—	—	(3.6)	596.8

2.75% 2017 Senior Notes, due 2021	500.0	—	(1.3)	(3.2)	495.5

2017 Floating Rate Senior Notes, due 2018	300.0	—	—	(0.5)	299.5

2.625% 2017 Senior Notes, due 2023	500.0	—	(1.1)	(3.5)	495.4

3.25% 2017 Senior Notes, due 2028	500.0	—	(5.2)	(3.9)	490.9

2017 Term Loan Facility, due 2020	500.0	—	—	(0.7)	499.3

Commercial Paper	130.0	—	(0.1)	—	129.9

Total debt	$5,580.4	$(3.0)	$(9.4)	$(27.5)	$5,540.5

Current portion					(429.4)

Total long-term debt					$5,111.1

(1)

The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2014 Senior Notes (5-Year) and the 2017 Senior Notes due 2021 which are more fully discussed in Note 6 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Term Loan Facility

On June 6, 2017, the Company entered into a three-year term loan facility with the capacity to borrow up to $500.0 million. At the Company’s election, interest on borrowings under the 2017 Term Loan was payable at rates that were based on either (a) Alternate Base Rate (as defined in the 2017 Term Loan Facility agreement) plus an applicable rate (ranging from 0 BPS to 50 BPS per annum) or (b) the Adjusted LIBO Rate (as defined in the 2017 Term Loan Facility agreement) plus an applicable rate (ranging from 87.5 BPS to 150 BPS per annum), in each case, depending on the Company’s index debt rating, as set forth in the 2017 Term Loan agreement.

MOODY’S 2018 10-K	115

The 2017 Term Loan contained covenants that, among other things, restricted the ability of the Company to engage in mergers, consolidations, asset sales, transactions with affiliates, sale and leaseback transactions or to incur liens, with exceptions as set forth in the 2017 Term Loan Facility agreement. The 2017 Term Loan also contained a financial covenant that required the Company to maintain a debt to EBITDA ratio of not more than: (i) 4.5 to 1.0 as of the end of each fiscal quarter ending on September 30, 2017, December 31, 2017 and March 31, 2018 and (ii) 4.0 to 1.0 as of the end of the fiscal quarter ended on June 30, 2018. The 2017 Term Loan also contained customary events of default.

The $500 million borrowed under the 2017 Term Loan as of December 31, 2017 was fully repaid during 2018.

Credit Facility

On May 11, 2015, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to

$1 billion. On June 6, 2017, the Company entered into an amendment to the 2015 Facility. Pursuant to the amendment, the applicable rate for borrowings under the 2015 Facility ranged from 0 BPS to 32.5 BPS per annum for Alternate Base Rate loans (as defined in the 2015 Facility agreement) and 79.5 BPS to 132.5 BPS per annum for Eurocurrency loans (as defined in the 2015 Facility agreement) depending on the Company’s ratio of total debt to EBITDA. In addition, the Company also paid quarterly facility fees, regardless of borrowing activity under the 2015 Facility. Pursuant to the amendment, the facility fee paid by the Company ranged from 8 BPS to 17.5 BPS on the daily amount of commitments (whether used or unused), in each case, depending on the Company’s index debt rating. The amendment also modified, among other things, the existing financial covenant, so that, the Company’s debt to EBITDA ratio shall not exceed 4.5 to 1.0 as of the end of each fiscal quarter ending on September 30, 2017, December 31, 2017 and March 31, 2018 and shall not exceed 4.0 to 1.0 as of the end of the fiscal quarter ended on June 30, 2018 and each fiscal quarter thereafter. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events of default constituting a default under the 2015 Facility, all loans outstanding under the 2015 Facility (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all lending commitments under the 2015 Facility may be terminated. In addition, certain other events of default under the 2015 Facility would automatically result in amounts outstanding becoming immediately due and payable and the termination of all lending commitments. In the fourth quarter of 2018, the 2015 Facility was terminated and replaced with the 2018 Facility.

On November 14, 2018, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to $1 billion, which expires November 2023. The 2018 Facility replaces the terminated $1 billion five-year 2015 Facility that was scheduled to expire in May 2020. Interest on borrowings under the Facility may range from 0 BPS to 22.5 BPS per annum for Alternate Base Rate loans (as defined in the 2018 Facility agreement) or payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 80.5 BPS to 122.5 BPS depending on the Company’s index debt ratings, as set forth in the Facility agreement. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees for the 2018 Facility can range from 7 BPS of the Facility amount to 15 BPS, depending on the Company’s index debt ratings. The 2018 Facility contains covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in mergers, consolidations, asset sales, transactions with affiliates, sale and leaseback transactions or to incur liens, as set forth in the 2018 Facility agreement. The 2018 Facility also contains a financial covenant that requires the Company to maintain a total debt to EBITDA ratio of (i) not more than 4 to 1 at the end of any fiscal quarter or (ii) not more than 4.5 to 1 as of the end of the first three consecutive quarters immediately following any acquisition with consideration in excess of $ 500,000,000, subject to certain conditions as set forth in the 2018 Facility agreement. Upon the occurrence of certain financial or economic events, significant corporate events or certain other events of default constituting an event of default under the 2018 Facility, all loans outstanding under the 2018 Facility (including accrued interest and fees payable thereunder) may be declared immediately due and payable and all commitments under the 2018 Facility may be terminated. In addition, certain other events of default under the 2018 Facility would automatically result in amounts due becoming immediately due and payable and all commitments being terminated. There were no outstanding borrowings under the 2018 Facility as of December 31, 2018.

Commercial Paper

On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2018 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. At December 31, 2017, the weighted average remaining maturity and interest rate on CP outstanding was 15 days and 1.76% respectively. As of December 31, 2018, the Company has no CP borrowings outstanding.

116	MOODY’S 2018 10-K

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

On November 4, 2011, in connection with the acquisition of Copal, a subsidiary of the Company issued a $14.2 million non-interest bearing note to the sellers which represented a portion of the consideration transferred to acquire the Copal entities. If a seller subsequently transfers to the Company all of its shares, the Company must repay the seller its proportion of the principal on the later of (i) the fourth anniversary date of the note or (ii) within a time frame set forth in the acquisition agreement relating to the resolution of certain income tax uncertainties pertaining to the transaction. The Company has the right to offset payment of the note against certain indemnification assets associated with UTPs related to the acquisition. Accordingly, the Company has offset the liability for this note against the indemnification asset, thus no balance for this note is carried on the Company’s consolidated balance sheet at December 31, 2018 and 2017. In the event that the Company would not be required to settle amounts related to the UTPs, the Company would be required to pay the sellers the principal in accordance with the note agreement. The Company may prepay the note in accordance with certain terms set forth in the acquisition agreement.

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

MOODY’S 2018 10-K	117

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

On July 16, 2014, the Company issued $450 million aggregate principal amount of senior unsecured notes in a public offering. The 2014 Senior Notes (5-year) bear interest at a fixed rate of 2.75% and mature July 15, 2019. Interest on the 2014 Senior Notes (5-year) is due semi-annually on January 15 and July 15 of each year, commencing January 15, 2015. The Company may prepay the 2014 Senior Notes (5-year), in whole or in part, at any time at a price prior to June 15, 2019, equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Notwithstanding the immediately preceding sentence, the Company may redeem the 2014 Senior Notes (5-year), in whole or in part, at any time or from time to time on or after June 15, 2019 (one month prior to their maturity), at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding the redemption date. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2014 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2014 Indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2014 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2014 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2014 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2014 Indenture, the 2014 Senior Notes (5-year) may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding. On January 3, 2019, the Company fully repaid the $450 million aggregate principal amount of the 2014 Senior Notes (5-year).

On March 9, 2015, the Company issued € 500 million aggregate principal amount of senior unsecured notes in a public offering. The 2015 Senior Notes bear interest at a fixed rate of 1.75% and mature on March 9, 2027. Interest on the 2015 Senior Notes is due annually on March 9 of each year, commencing March 9, 2016. The Company may prepay the 2015 Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount being prepaid, plus accrued and unpaid interest and a Make-Whole Amount. Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the 2015 Indenture, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase. The 2015 Indenture contains covenants that limit the ability

118	MOODY’S 2018 10-K

of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the 2015 Indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The 2015 Indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the 2015 Indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the 2015 Indenture, the 2015 Senior Notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding. The Company has designated the entire balance of the 2015 Senior Notes as a net investment hedge as more fully discussed in Note 6.

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

On March 2, 2017, the Company issued $300 million aggregate principal amount of senior unsecured floating rate notes in a public offering. The 2017 Floating Rate Senior Notes beared interest at a floating rate which was calculated by Wells Fargo Bank, National Association, equal to three-month LIBOR as determined on the interest determination date plus 0.35%. The interest determination date for an interest period was the second London business day preceding the first day of such interest period. Interest on the 2017 Floating Rate Senior Notes accrued from March 2, 2017, and was payable quarterly in arrears on June 4, 2017, September 4, 2017, December 4, 2017, March 4, 2018, June 4, 2018 and on the maturity date, to the record holders at the close of business on the business date preceding the interest payment date. The 2017 Floating Rate Senior Notes were not redeemable prior to their maturity. The 2017 Floating Rate Senior Notes were repaid in the third quarter of 2018.

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

On June 1, 2018, the Company issued $300 million aggregate principal amount of senior unsecured notes in a public offering. The 2018 Senior Notes bear interest at the annual fixed rate of 3.250% and mature on June 7, 2021. Interest on the notes will be due semi-annually on June 7 and December 7 of each year, commencing December 7, 2018. The Company may redeem in whole or in part, at any time prior to June 7, 2021 at the redemption prices as well as any accrued and unpaid interest up to, but not including, the redemption date. Notwithstanding the immediately preceding sentence, the Company may redeem the 2018 Senior Notes (3-year), in whole or in part, at any time on or after May 1, 2021 (one month prior to their maturity) at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the accrued and unpaid interest, if any, to, but excluding, the redemption date.

MOODY’S 2018 10-K	119

Additionally, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the Eight Supplemental Indenture dated June 7, 2018, at the price equal to 101% of the aggregate principal amount of the notes repurchased, including any accrued and unpaid interest up to, but not including, the repurchase date. The indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ Indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

On December 17, 2018, the Company issued $400 million aggregate principal amount of senior unsecured rate notes in a public offering. The 2018 Senior Notes due 2029 bear interest at the annual fixed rate of 4.250% and mature on February 1, 2029. Interest on the notes will be due semiannually on February 1 and August 1 of each year, commencing February 1, 2019. The Company may redeem, in whole or in part, the notes at any time, at a price equal to the greater of (i) 100% of the principal amount being prepaid, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, and (ii) the make-whole redemption price set forth in the relevant series of notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the preceding sentence, the Company may redeem all or a portion of the 2018 Senior Notes Due 2029 at its option at any time on or after November 1, 2028 (three months prior to their maturity) at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

On December 17, 2018, the Company issued $400 million aggregate principal amount of senior unsecured rate notes in a public offering. The 2018 Senior Notes due 2048 bear interest at the annual fixed rate of 4.875% and mature on December 17, 2048. Interest on the notes will be due semiannually on June 17 and December 17 of each year, commencing June 17, 2019. The Company may redeem, in whole or in part, the notes at any time, at a price equal to the greater of (i) 100% of the principal amount being prepaid, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, and (ii) the make-whole redemption price set forth in the relevant series of notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the preceding sentence, the Company may redeem all or a portion of the 2018 Senior Notes Due 2048 at its option at any time on or after June 17, 2048 (six months prior to their maturity) at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

For the 2018 Senior Notes due 2029 and 2018 Senior Notes due 2048, at the option of the holders of the notes, the Company may be required to purchase all or a portion of the notes upon occurrence of a “Change of Control Triggering Event,” as defined in the Ninth Supplemental Indenture dated December 17, 2018, at the price equal to 101% of the aggregate principal amount of the notes repurchased, including any accrued and unpaid interest up to, but not including, the repurchase date. The indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur or create liens and enter into sale and leaseback transactions. In addition, the indenture contains a covenant that limits the ability of the Company to consolidate or merge with another entity or to sell all or substantially all of its assets to another entity. The indenture contains customary default provisions. In addition, an event of default will occur if the Company or certain of its subsidiaries fail to pay the principal of any indebtedness (as defined in the indenture) when due at maturity in an aggregate amount of $50 million or more, or a default occurs that results in the acceleration of the maturity of the Company’s or certain of its subsidiaries’ indebtedness in an aggregate amount of $50 million or more. Upon the occurrence and during the continuation of an event of default under the indenture, the notes may become immediately due and payable either automatically or by the vote of the holders of more than 25% of the aggregate principal amount of all of the notes then outstanding.

At December 31, 2018, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2018, there were no such cross defaults.

120	MOODY’S 2018 10-K

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (5-year) due 2019	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	Total

2019	$—	$—	$—	$450.0	$—	$—	$—	$—	$—	$—	$—	$—	$450.0

2020	500.0	—	—	—	—	—	—	—	—	—	—	—	500.0

2021	—	—	—	—	—	—	500.0	—	—	300.0	—	—	800.0

2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0

2023	—	—	—	—	—	—	—	500.0	—	—	—	—	500.0

Thereafter	—	—	500.0	—	600.0	571.6	—	—	500.0	—	400.0	400.0	2,971.6

Total	$500.0	$500.0	$500.0	$450.0	$600.0	$571.6	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$5,721.6

(1)	In January 2019, the Company repaid the 2014 Senior Notes (5-Year) of $450 million.

INTEREST EXPENSE, NET

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016

Income	$14.7	16.0	10.9

Expense on borrowings	(197.4)	(190.1)	(141.9)

Expense on UTPs and other tax related liabilities	(15.4)	(15.3)	(7.8)

Net periodic pension costs—interest component (1)	(19.3)	(20.1)	(19.5)

Legacy Tax (2)	—	—	0.2

Capitalized	1.4	1.0	0.8

Total	$(216.0)	$(208.5)	$(157.3)

Interest paid (3)	$183.0	158.2	136.7

(1)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in non-operating (expense) income, net. The service cost component continues to be reported as an operating expense.

(2)	Represents a reduction of accrued interest related to the favorable resolution of Legacy Tax Matters.

(3)	Interest paid includes net settlements on interest rate swaps more fully discussed in Note 6.

The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes, the 2014 Senior Notes (5-Year), the 2012 Senior Notes and 2017 Senior Notes due 2021, which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.

MOODY’S 2018 10-K	121

The fair value and carrying value of the Company’s debt (excluding Commercial Paper) as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

5.50% 2010 Senior Notes, due 2020	$495.0	$517.7	$497.8	$537.9

4.50% 2012 Senior Notes, due 2022	498.9	513.7	495.5	535.6

4.875% 2013 Senior Notes, due 2024	496.5	522.4	495.8	547.8

2.75% 2014 Senior Notes (5-Year), due 2019	449.9	449.9	446.5	452.8

5.25% 2014 Senior Notes (30-Year), due 2044	597.7	638.1	597.6	722.4

1.75% 2015 Senior Notes, due 2027	568.5	585.3	596.8	617.7

2.75% 2017 Senior Notes, due 2021	500.6	489.7	495.5	500.0

2017 Floating Rate Senior Notes, due 2018	—	—	299.5	300.2

2.625% 2017 Senior Notes, due 2023	496.3	476.9	495.4	494.8

3.25% 2017 Senior Notes, due 2028	491.6	472.8	490.9	493.6

2017 Term Loan Facility, due 2020	—	—	499.3	499.3

3.25% 2018 Senior Notes, due 2021	298.1	298.6	—	—

4.250% 2018 Senior Notes, due 2029	393.7	407.6	—	—

4.875% 2018 Senior Notes, due 2048	389.2	409.8	—	—

Total	$5,676.0	$5,782.5	$5,410.6	$5,702.1

The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 18	CAPITAL STOCK

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

Share Repurchase Program

The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2018:

Date Authorized	Amount Authorized	Remaining Authority

October 22, 2018	$1,000.0	$1,000.0

December 15, 2015	$1,000.0	324.3

Total Remaining Authority		$1,324.3

During 2018, Moody’s repurchased 1.2 million shares of its common stock under its share repurchase program and issued a net 1.5 million hares under employee stock-based compensation plans.

On February 20, 2019, the Company entered into an accelerated share repurchase agreement (ASR) with a financial institution counterparty to repurchase $500 million of its outstanding common stock.

122	MOODY’S 2018 10-K

Dividends

The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2018		2017		2016

	Declared	Paid	Declared	Paid	Declared	Paid

First quarter	$0.44	$0.44	$—	$0.38	$—	$0.37

Second quarter	0.44	0.44	0.38	0.38	0.37	0.37

Third quarter	0.44	0.44	0.38	0.38	0.37	0.37

Fourth quarter	0.44	0.44	0.38	0.38	0.75	0.37

Total	$1.76	$1.76	$1.14	$1.52	$1.49	$1.48

On February 12, 2019, the Board approved the declaration of a quarterly dividend of $0.50 per share of Moody’s common stock, payable on March 18, 2019 to shareholders of record at the close of business on February 25, 2019. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.

NOTE 19	LEASE COMMITMENTS

Moody’s operates its business from various leased facilities, which are under operating leases that expire over the next 9 years. Moody’s also leases certain computer and other equipment under operating leases that expire over the next five years. Rent expense, including lease incentives, is amortized on a straight-line basis over the related lease term. Rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016 was $103.2 million, $97.0 million and $95.4 million, respectively.

The 21-year operating lease (at inception) for the Company’s headquarters at 7WTC, which commenced on October 20, 2006 contains a total of 20 years of renewal options. These renewal options apply to both the original lease as well as additional floors leased by the Company beginning in 2014. Additionally, the 17.5 year operating lease for the Company’s London, England office, which commenced on February 6, 2008, contains a total of 15 years of renewal options.

The minimum rent for operating leases at December 31, 2018 is as follows:

(in millions)
Year Ending December 31,	Operating Leases

2019	$105.9

2020	102.3

2021	95.6

2022	84.4

2023	81.0

Thereafter	246.5

Total minimum lease payments	$715.7

NOTE 20	CONTINGENCIES

Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 16 to the financial statements.

In May 2013, the Company and five subsidiaries (collectively, the “Company Defendants”) were served with a qui tam complaint filed by a former employee (“Plaintiff”) in New York Supreme Court (the “Court”) on behalf of New York State (the “State”) and New York City (the “City”) asserting purported claims under the New York False Claims Act (“NYFCA”). Both the State and the City were given an opportunity to intervene as plaintiffs in the action but declined to do so. In August 2013, Plaintiff filed an Amended Complaint adding Marsh & McLennan Companies, Inc. as a defendant. Plaintiff’s central allegation against the Company Defendants is that their treat-

MOODY’S 2018 10-K	123

ment of the Company’s wholly-owned captive insurance subsidiary, Moody’s Assurance Company, Inc. (“MAC”), in their State and City tax filings between 2002 and 2014 was contrary to the State and City tax codes. Plaintiff also asserts a cause of action for retaliation under the NYFCA and alleges that his employment was improperly terminated after he reported his concerns regarding MAC’s tax treatment internally. Plaintiff alleges that the Company underpaid State and City taxes by more than $120 million (which the Company believes is unsupported as a matter of fact and law), and requests statutory damages of triple that amount, as well as unspecified damages related to the retaliation claim. In December 2016, the Court issued a decision largely denying the Company Defendants’ motion to dismiss. The Company Defendants appealed, and in August 2018, the Appellate Division of the New York Supreme Court upheld the Court’s decision. Discovery is ongoing and, absent earlier disposition, the Company expects the case to go to trial no earlier than late 2019. The Company is unable to estimate a range of loss, and is contesting Plaintiff’s claims, which it believes are meritless.

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

NOTE 21	SEGMENT INFORMATION

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

In August 2017, a subsidiary of the Company acquired Yellow Maple I B.V., an indirect parent of Bureau van Dijk. Bureau van Dijk is part of the MA reportable segment and its revenue is included in the RD&A LOB. In 2018, the Company acquired Omega Performance and Reis, Inc. and both are part of the MA reportable segment. Omega’s revenue is included in the PS LOB and Reis’ revenue is included in the RD&A LOB. Refer to Note 8 for further discussion on these acquisitions.

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

124	MOODY’S 2018 10-K

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

	Year Ended December 31,
	2018				2017

	MIS	MA	Eliminations	Consolidated	MIS(1)	MA(1)	Eliminations	Consolidated(1)

Revenue	$2,836.4	$1,742.6	$(136.3)	$4,442.7	$2,885.5	$1,446.3	$(127.7)	$4,204.1

Operating, SG&A	1,179.0	1,282.9	(136.3)	2,325.6	1,239.3	1,090.9	(127.7)	2,202.5

Adjusted Operating Income	1,657.4	459.7	—	2,117.1	1,646.2	355.4	—	2,001.6

Less:

Depreciation and amortization	64.9	127.0	—	191.9	74.7	83.6	—	158.3

Restructuring	32.2	16.5	—	48.7	—	—	—	—

Acquisition-Related Expenses	—	8.3	—	8.3	—	22.5	—	22.5

Operating income	$1,560.3	$307.9	$—	$1,868.2	$1,571.5	$249.3	$—	$1,820.8

	2016

	MIS(1)	MA(1)	Eliminations	Consolidated(1)

Revenue	$2,471.0	$1,246.9	$(113.7)	$3,604.2

Operating, SG&A	1,107.8	956.7	(113.7)	1,950.8

Adjusted Operating Income	1,363.2	290.2	—	1,653.4

Less:

Depreciation and amortization	73.8	52.9	—	126.7

Restructuring	10.2	1.8	—	12.0

Settlement Charge	863.8	—	—	863.8

Operating income	$415.4	$235.5	$—	$650.9

(1)

Pursuant to the adoption of a new accounting standard relating to pension accounting as more fully discussed in Note 1, only the service cost component of net periodic pension expense will be classified within operating and SG&A expenses with the remaining components being classified as non-operating expenses. Prior period segment results have been restated to reflect this reclassification. Accordingly, operating and SG&A expenses for MIS and MA were reduced by $7.6 million and $4.1 million, respectively, for the year ended December 31, 2017. For the year ended December 31, 2016, operating and SG&A expenses for MIS and MA were reduced by $7.8 million and $4.4 million, respectively.

The cumulative restructuring charges relating to the 2018 Restructuring Program and the 2016 Restructuring Program, as more fully discussed in Note 10, for the MIS reportable segment are $32.2 million and $10.2 million, respectively, and for the MA reportable segment are $16.5 million and $1.8 million, respectively. The total costs expected to be incurred related to the 2018 Restructuring Program for MIS and MA are approximately $43 million to $48 million and $27 million to $32 million, respectively. The 2016 Restructuring Program was completed in 2016.

MOODY’S 2018 10-K	125

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,

	2018	2017	2016

Revenue:

U.S.	$2,329.6	2,348.4	$2,105.5

Non-U.S.:

EMEA	1,377.0	1,131.7	904.4

Asia-Pacific	493.2	471.4	373.2

Americas	242.9	252.6	221.1

Total Non-U.S.	2,113.1	1,855.7	1,498.7

Total	$4,442.7	$4,204.1	$3,604.2

Long-lived assets at December 31:

U.S.	$982.4	$672.5	$681.9

Non-U.S.	4,685.4	5,037.4	964.0

Total	$5,667.8	$5,709.9	$1,645.9

NOTE 22	VALUATION AND QUALIFYING ACCOUNTS

Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions(1)	Balance at End of the Year

2018

Accounts receivable allowance	$(36.6)	$(18.8)	$11.9	$(43.5)

Deferred tax assets—valuation allowance	$(12.8)	$(10.3)	$0.7	$(22.4)

2017

Accounts receivable allowance	$(25.7)	$(19.6)	$8.7	$(36.6)

Deferred tax assets—valuation allowance	$(3.2)	$(9.9)	$0.3	$(12.8)

2016

Accounts receivable allowance	$(27.5)	$(6.2)	$8.0	$(25.7)

Deferred tax assets—valuation allowance	$(4.3)	$(0.9)	$2.0	$(3.2)

(1)	Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses

NOTE 23	OTHER NON-OPERATING (EXPENSE) INCOME, NET

The following table summarizes the components of other non-operating (expense) income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2018	2017	2016

FX (loss) gain (1)	$(11.4)	$(16.8)	$50.1

Net periodic pension costs—other components (2)	10.3	8.4	7.3

Income from investments in non-consolidated affiliates	13.8	13.3	11.4
Legacy Tax (3)	—	—	1.6

Other	6.1	(1.2)	(6.0)

Total	$18.8	$3.7	$64.4

(1)

The FX gain in 2016 includes an approximate $35 million net gain relating to the substantial liquidation/sale of certain non-U.S. subsidiaries. Pursuant to ASC 830, cumulative translation gains relating to these subsidiaries were reclassified to other non-operating income, net in the consolidated statement of operations.

(2)

The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in non-operating (expense) income, net. The service cost component continues to be reported as an operating expense.

(3)	The 2016 amount relate to the expiration of a statute of limitations for Legacy Tax Matters.

126	MOODY’S 2018 10-K

NOTE 24	RELATED PARTY TRANSACTIONS

Moody’s Corporation made grants of $12 million and $4 million to The Moody’s Foundation during the years ended December 31, 2017 and 2016, respectively. The Company did not make a grant to the Foundation in 2018. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.

NOTE 25	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended

(amounts in millions, except EPS)	March 31	June 30	September 30	December 31

2018

Revenue	$1,126.7	$1,175.1	$1,080.8	$1,060.1

Operating income	$490.8	$534.0	$466.8	$376.6

Net income attributable to Moody’s	$372.9	$376.2	$310.2	$250.3

EPS:

Basic	$1.95	$1.96	$1.62	$1.31

Diluted	$1.92	$1.94	$1.59	$1.29

2017

Revenue	$975.2	$1,000.5	$1,062.9	$1,165.5

Operating income (1)	$446.7	$460.1	$448.5	$465.5

Net income attributable to Moody’s	$345.6	$312.2	$317.3	$25.5

EPS:

Basic	$1.81	$1.63	$1.66	$0.13

Diluted	$1.78	$1.61	$1.63	$0.13

(1)

Pursuant to the adoption of a new accounting standard relating to pension accounting as more fully discussed in Note 1, only the service component of net periodic expense is classified within operating and SG&A expenses with the remaining components being classified as non-operating expenses. Prior period results have been restated to reflect this classification.

Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock-based compensation plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.

Net Income attributable to Moody’s in the three months ended September 30, 2018 includes a $64.7 million net benefit related to the net impact of U.S. tax reform and a $63.9 million charge related to an increase to non-U.S. UTPs. Net Income attributable to Moody’s in the three months ended December 31, 2018 includes a charge of $48.7 million ($36.8 million net of tax) relating to the 2018 Restructuring Program.

Net Income attributable to Moody’s for the three months ended March 31, 2017 includes the $59.7 million CCXI gain. Net Income attributable to Moody’s for the three months ended June 30, 2017 and September 30, 2017 include $41.2 million ($25.3 million net of tax) and $69.9 million ($44.4 million net of tax), respectively, related to gains from FX collars and forward contracts executed to hedge against variability in the euro-denominated purchase price for Bureau van Dijk. Net Income attributable to Moody’s in the three months ended December 31, 2017 includes a net charge of $ 245.6 million relating to the U.S. corporate tax reform and changes in statutory tax rates in Belgium as more fully discussed in Note 16.

NOTE 26	SUBSEQUENT EVENTS

On February 12, 2019, the Board approved the declaration of a quarterly dividend of $0.50 per share for Moody’s common stock, payable March 18, 2019 to shareholders of record at the close of business on February 25, 2019.

In addition, on January 3, 2019, the Company fully repaid $450 million of the 2014 Senior Notes (5-year).

On February 20, 2019, the Company entered into an accelerated share repurchase agreement (ASR) with a financial institution counterparty to repurchase $500 million of its outstanding common stock. The final settlement of the transaction under the ASR agreement is expected to be completed no later than April 2019. The ASR was entered into pursuant to the Company’s existing share repurchase program, as further discussed in Note 18 of the Company’s financial statements.

MOODY’S 2018 10-K	127

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended December 31, 2018.

During the fiscal year ended December 31, 2017, the Company acquired Bureau van Dijk, and in the fiscal year ended December 31, 2018, Moody’s integrated the acquired entity into the Company’s financial reporting processes and procedures and internal controls over financial reporting. Additionally, during the fiscal year ended December 31, 2018, the Company implemented internal controls relating to the adoption and assessment of the impact of the new accounting standard relating to leases, which will be adopted by Moody’s on January 1, 2019.

ITEM 9B.	OTHER INFORMATION

Not applicable.

128	MOODY’S 2018 10-K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2019, and is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

MOODY’S 2018 10-K	129

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

(1) Financial Statements.

See Index to Financial Statements on page 59, in Part II. Item 8 of this Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits.

INDEX TO EXHIBITS

S-K EXHIBIT NUMBER

2	Plan Of Acquisition, Reorganization, Arrangement, Liquidation or Succession

	.1	Securities Purchase Agreement, dated as of May 15, 2017, among Moody’s Corporation, Moody’s Holdings NL B.V., Yellow Maple I B.V., Yellow Maple Syrup I B.V., Yellow Maple Syrup II B.V. and the Sellers identified therein (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 15, 2017)

	.2	Warranty Agreement, dated as of May 15, 2017, between Moody’s Holdings NL B.V. and the Warrantors identified therein (incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 15, 2017)

3	Articles Of Incorporation And By-laws

	.1	Restated Certificate of Incorporation of the Registrant, effective April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013)

	.2	Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013)

4	Instruments Defining The Rights Of Security Holders, Including Indentures

	.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)

	.2	Note Purchase Agreement, dated as of September 7, 2007, by and among Moody’s Corporation and the note purchasers party thereto, including the form of the 6.06% Series 2007-1 Senior Unsecured Note due 2017 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 13, 2007)

	.3.1	Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

	.3.2	Supplemental Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

130	MOODY’S 2018 10-K

S-K EXHIBIT NUMBER

	.3.3	Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

	.3.4	Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013)

	.3.5	Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.750% Senior Notes due 2019 and the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

	.3.6	Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form or 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

	.3.7	Sixth Supplemental Indenture, dated as of March 2, 2017, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.750% Senior Notes due 2021 and form of Floating Rate Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 3, 2017)

	.3.8	Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

	.3.9	Eighth Supplement Indenture, dated as of June 7, 2018, between the Company and Wells Fargo, National Association, as trustee, including the form of 3.250% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 7, 2018).

	.3.10	Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018).

	.4	Five-Year Credit Agreement dated as of November 14, 2018, among Moody’s Corporation, the Borrowing Subsidiaries Party Thereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Barclays Bank plc, MUFG Bank, Ltd. and TD Bank, N.A. as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2018).

	.5	Loan Agreement, dated as of June 6, 2017, among Moody’s Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

	.6	Registration Rights Agreement, dated as of June 12, 2017, between Moody’s Corporation and the representatives of the initial purchasers of the notes (incorporated by reference to Exhibit 4.6 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

10	Material Contracts

	.1†	1998 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 14, 2000)

	.2.1†	1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017)

MOODY’S 2018 10-K	131

S-K EXHIBIT NUMBER

	.2.2†	Form of Non-Employee Director Restricted Stock Grant Agreement (for awards granted prior to 2018) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (as amended on April 23, 2001) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.2.3†	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (for awards after 2017) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017).

	.3†	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

	.4.1†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017)

	.4.2†	Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement (for awards granted prior to 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

	.4.3†	Form of Employee Non-Qualified Stock Option Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

	.4.4†	Form of Performance Share Award Letter (for awards granted prior to 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 28, 2011)

	.4.5†	Form of Performance Share Award Letter (for awards granted in 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

	.4.6†	Form of Performance Share Award Letter (for awards granted after 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

	.4.7†	Form of Restricted Stock Unit Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

	.5.1†	2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.6†	Moody’s Corporation Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

	.7†	Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

	.8†	Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

	.9.1†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

	.9.2†	First Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 31, 2014)

	.9.3†	Second Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.10†	Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017).

132	MOODY’S 2018 10-K

S-K EXHIBIT NUMBER

	.11.1†	Moody’s Corporation Retirement Account, amended and restated as of December 18,2013 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2014)

	.11.2†	First Amendment to the Moody’s Corporation Retirement Account, amended and restated as of December 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed July 30, 2015)

	.12.1†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014) (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

	.12.2†	First Amendment to the Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2014) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed May 4, 2015)

	.12.3†	Second Amendment to the Profit Participation Plan of Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 4, 2016)

	.12.4†	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, file number 333-228577, filed November 28, 2018)

	.13†	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated October 20, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2016)

	.14.1†	Amended and Restated Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

	.14.2†	Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

	.15†	Separation Agreement and General Release between the Company and Linda S. Huber, dated January 26, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K, file number 1-14037, filed January 29, 2018)

	.16	Agreement of Lease, dated September 7, 2006, between Moody’s Corporation and 7 World Trade Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 2, 2006)

	.17.1	Agreement for Lease, dated February 6, 2008, among CWCB Properties (DS7) Limited, CWCB Properties (DS7) Limited and CW Leasing DS7F Limited, Canary Wharf Holdings Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2008)

	.17.2	Storage Agreement for Lease dated February 6, 2008 among Canary Wharf (Car Parks) Limited, Canary Wharf Holdings Limited, Canary Wharf Management Limited, Moody’s Investors Service Limited, and Moody’s Corporation (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant file number 1-14037, filed February 12, 2008)

	.18	Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 3, 2016)

	.19	Settlement Agreement dated January 13, 2017 between (1) Moody’s Corporation, Moody’s Investors Service, Inc. and Moody’s Analytics, Inc., and (2) the United States, acting through the United States Department of Justice and the United States Attorney’s Office for the District of New Jersey, along with various States and the District of Columbia, acting through their respective Attorneys General (incorporated by reference to the Report on Form 8-K of the Registrant, file number 1-14037, filed January 17, 2017)

	.20	Form Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 22, 2017)

MOODY’S 2018 10-K	133

S-K EXHIBIT NUMBER

	.21	Employment Offer Letter between Moody’s Corporation and Mark Kaye, dated July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, file number 1-14037, filed on October 31, 2018).

	.22*	Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019

21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2018

23	Consent of Independent Registered Public Accounting Firm

	.1*	Consent of KPMG LLP

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934)

101	XBRL

	.DEF*	XBRL Definitions Linkbase Document

	.INS*	XBRL Instance Document

	.SCH*	XBRL Taxonomy Extension Schema Document

	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Management contract of compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

134	MOODY’S 2018 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.

President and Chief Executive Officer

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.,

President and Chief Executive Officer

(principal executive officer)

/s/ MARK KAYE

Mark Kaye,

Senior Vice President and Chief Financial Officer

(principal financial officer)

/s/ CAROLINE SULLIVAN

Caroline Sullivan,

Senior Vice President and Corporate Controller

(principal accounting officer)

/s/ BASIL L. ANDERSON

Basil L. Anderson,

Director

/s/ JORGE A. BERMUDEZ

Jorge A. Bermudez,

Director

/s/ GERRIT ZALM

Gerrit Zalm,

Director

/s/ KATHRYN M. HILL

Kathryn M. Hill,

Director

/s/ VINCENT A. FORLENZA

Vincent A. Forlenza,

Director

/s/ HENRY A. MCKINNELL, JR. PH.D.

Henry A. McKinnell, Jr. Ph.D.,

Chairman

/s/ LESLIE F. SEIDMAN

Leslie F. Seidman,

Director

/s/ BRUCE VAN SAUN

Bruce Van Saun,

Director

Date: February 22, 2019

MOODY’S 2018 10-K	135