Form 10-Q
period 2019-03-31
MOODYS CORP /DE/
filed 2019-05-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Each Class	Shares Outstanding at March 31, 2019
Common Stock, par value $0.01 per share	189.6 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding depreciation and amortization

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Brexit	The withdrawal of the United Kingdom from the European Union

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V.; a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk

CECL	Current expected credit losses

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

TERM	DEFINITION

CMBS	Commercial mortgage-backed securities; an asset class within SFG

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Content	A reporting unit within the MA segment that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

CP	Commercial Paper

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2018 Facility

CRAs	Credit rating agencies

D&A	Depreciation and amortization

DBPPs	Defined benefit pension plans

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; an LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESG	Environmental, Social, and Governance

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

TERM	DEFINITION

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FSTC	Financial Services Training and Certifications; now referred to as MALS

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; a leading provider of credit ratings and research in India, for which the Company owns approximately 52%

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a leading Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a leading Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

LIBOR	London Interbank Offered Rate

LOB	Line of business

M&A	Mergers and acquisitions

MA	Moody’s Analytics – a reportable segment of MCO; provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs – RD&A, ERS and PS

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services; formerly known as FSTC

MCO	Moody’s; Moody’s Corporation and its subsidiaries; the Company

TERM	DEFINITION

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New Lease Accounting Standard	Updates to the ASC pursuant to ASU No. 2016-02, “Leases (ASC Topic 842)”. This new accounting guidance requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows depend on classification as either a finance or operating lease

New Revenue Accounting Standard

Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC.

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Omega Performance	A leading provider of online credit training, acquired by the Company in August 2018

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

TERM	DEFINITION

PS	Professional Services, an LOB within MA consisting of MAKS and MALS that provides offshore analytical and research services as well as learning solutions and certification programs

RD&A	Research, Data and Analytics; an LOB within MA that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Reform Act	Credit Rating Agency Reform Act of 2006

REIT	Real Estate Investment Trust

Reis, Inc. (Reis)	A leading provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018

Relationship Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

RMBS	Residential mortgage-backed securities; an asset class within SFG

ROU Asset	Assets recorded pursuant to the New Lease Accounting Standard which represent the Company’s right to use an underlying asset for the term of a lease

SaaS	Software-as-a-Service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

TERM	DEFINITION

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

Vigeo Eiris	A global leader in ESG research, data and assessments, acquired by the Company on April 11, 2019.

2010 Indenture	Supplemental indenture and related agreements dated August 19, 2010, relating to the 2010 Senior Notes

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020 pursuant to the 2010 Indenture

2012 Indenture	Supplemental indenture and related agreements dated August 18, 2012, relating to the 2012 Senior Notes

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022 pursuant to the 2012 Indenture

2013 Indenture	Supplemental indenture and related agreements dated August 12, 2013, relating to the 2013 Senior Notes

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024 pursuant to the 2013 Indenture

2014 Indenture	Supplemental indenture and related agreements dated July 16, 2014, relating to the 2014 Senior Notes

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019 pursuant to the 2014 Indenture; repaid in 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044 pursuant to the 2014 Indenture

2015 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2015 Indenture	Supplemental indenture and related agreements dated March 9, 2015, relating to the 2015 Senior Notes

2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes issued March 9, 2015 pursuant to the 2015 Indenture ; repaid in 2018

2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018 pursuant to the 2017 Indenture

2017 Indenture	Collectively the Supplemental indenture and related agreements dated March 2, 2017, relating to the 2017 Floating Rate Senior Notes and 2017 Notes Due 2023 and 2028, and the supplemental indenture and related agreements dated June 12, 2017, relating to the 2017 Notes Due 2023 and 2028

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023 pursuant to the 2017 Indenture

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.25% senior unsecured notes due January 15, 2028 pursuant to the 2017 Indenture

TERM	DEFINITION

2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; replaced the 2015 Facility; backstops CP issued under the CP Program

2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes due June 7, 2021

2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes December 17, 2048

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$1,142.1	$1,126.7

Expenses
Operating	341.7	314.9
Selling, general and administrative	281.5	271.1
Restructuring	5.5	—
Depreciation and amortization	50.3	49.1
Acquisition-Related Expenses	1.4	0.8

Total expenses	680.4	635.9

Operating income	461.7	490.8

Non-operating (expense) income, net
Interest expense, net	(52.5)	(50.7)
Other non-operating income, net	2.3	1.0

Non-operating expense, net	(50.2)	(49.7)

Income before provision for income taxes	411.5	441.1
Provision for income taxes	37.9	64.3

Net income	373.6	376.8
Less: Net income attributable to noncontrolling interests	0.7	3.9

Net income attributable to Moody’s	$372.9	$372.9

Earnings per share
Basic	$1.96	$1.95

Diluted	$1.93	$1.92

Weighted average shares outstanding
Basic	190.4	191.4

Diluted	192.8	194.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2019			2018
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$373.6			$376.8

Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(26.7)	$—	(26.7)	$136.1	$—	136.1
Net gains (losses) on net investment hedges	30.4	(6.9)	23.5	(14.5)	3.6	(10.9)
Cash Flow Hedges:
Net realized and unrealized gains on cash flow hedges	—	—	—	1.9	(0.4)	1.5
Reclassification of gains included in net income	—	—	—	(0.1)	—	(0.1)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	0.8	(0.2)	0.6	1.4	(0.4)	1.0
Net actuarial gains and prior service costs	1.1	(0.3)	0.8	—	—	—

Total Other Comprehensive (Loss) Income	$5.6	$(7.4)	$(1.8)	$124.8	$2.8	$127.6

Comprehensive Income			371.8			504.4
Less: comprehensive income attributable to noncontrolling interests			8.2			8.9

Comprehensive Income Attributable to Moody’s			$363.6			$495.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,196.6	$1,685.0
Short-term investments	114.0	132.5
Accounts receivable, net of allowances of $46.0 in 2019 and $43.5 in 2018	1,301.2	1,287.1
Other current assets	286.6	282.3

Total current assets	2,898.4	3,386.9
Property and equipment, net of accumulated depreciation of $834.9 in 2019 and $790.2 in 2018	318.7	320.4
Operating lease right-of-use assets	508.1	—
Goodwill	3,762.5	3,781.3
Intangible assets, net	1,530.4	1,566.1
Deferred tax assets, net	178.8	197.2
Other assets	321.2	274.3

Total assets	$9,518.1	$9,526.2

LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$537.1	$695.2
Current portion of operating lease liabilities	87.4	—
Commercial paper	318.8	—
Current portion of long-term debt	—	449.9
Deferred revenue	1,062.3	953.4

Total current liabilities	2,005.6	2,098.5
Non-current portion of deferred revenue	120.9	122.3
Long-term debt	5,228.6	5,226.1
Deferred tax liabilities, net	353.4	351.7
Uncertain tax positions	474.5	494.6
Operating lease liabilities	523.5	—
Other liabilities	486.6	576.5

Total liabilities	9,193.1	8,869.7

Contingencies (Note 19)	—	—
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2019 and December 31, 2018, respectively.	3.4	3.4
Capital surplus	435.7	600.9
Retained earnings	8,893.6	8,594.4
Treasury stock, at cost; 153,299,621 and 151,598,695 shares of common stock at March 31, 2019 and December 31, 2018, respectively	(8,754.0)	(8,312.5)
Accumulated other comprehensive loss	(455.5)	(426.3)

Total Moody’s shareholders’ equity	123.2	459.9
Noncontrolling interests	201.8	196.6

Total shareholders’ equity	325.0	656.5

Total liabilities, noncontrolling interests and shareholders’ equity	$9,518.1	$9,526.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$373.6	$376.8
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	50.3	49.1
Stock-based compensation	35.7	35.1
Deferred income taxes	13.8	(4.2)
Changes in assets and liabilities:
Accounts receivable	(8.5)	(29.9)
Other current assets	(5.9)	47.8
Other assets	(13.5)	(14.5)
Accounts payable and accrued liabilities	(179.5)	(224.1)
Restructuring	(2.5)	(0.1)
Deferred revenue	103.9	167.7
Unrecognized tax benefits and other non-current tax liabilities	(21.9)	(17.9)
Other liabilities	21.6	5.7

Net cash provided by operating activities	367.1	391.5

Cash flows from investing activities
Capital additions	(20.0)	(15.0)
Purchases of investments	(37.8)	(50.3)
Sales and maturities of investments	50.6	41.1
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	—	5.7

Net cash used in investing activities	(7.2)	(18.5)

Cash flows from financing activities
Repayment of notes	(450.0)	—
Issuance of commercial paper	402.8	219.6
Repayment of commercial paper	(85.0)	(259.6)
Proceeds from stock-based compensation plans	14.2	28.5
Repurchase of shares related to stock-based compensation	(50.6)	(42.0)
Treasury shares	(448.2)	(43.4)
Cash paid for ASR contract relating to shares retained by counterparty until final settlement	(125.3)	—
Dividends	(94.4)	(84.1)
Dividends to noncontrolling interests	—	(1.1)
Payment for noncontrolling interest	(12.3)	—
Debt issuance costs, extinguishment costs and related fees	—	(0.2)

Net cash used in financing activities	(848.8)	(182.3)

Effect of exchange rate changes on cash and cash equivalents	0.5	15.1

(Decrease) increase in cash and cash equivalents	(488.4)	205.8
Cash and cash equivalents, beginning of period	1,685.0	1,071.5

Cash and cash equivalents, end of period	$1,196.6	$1,277.3

The accompanying notes are an integral part of the condensed consolidated financial statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(Amounts in millions)

	Shareholders of Moody’s Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ (Deficit) Equity	Non-Controlling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	342.9	$3.4	$528.6	$7,465.4	(151.9)	$(8,152.9)	$(172.2)	$(327.7)	$212.8	$(114.9)

Net income				372.9				372.9	3.9	376.8
Dividends ($0.44 per share)				(83.7)				(83.7)	(1.4)	(85.1)
Adoption of New Revenue Accounting Standard				156.1				156.1		156.1
Adoption of ASU 2016-01 relating to financial instruments				2.3			(2.3)	—		—
Stock-based compensation			35.2					35.2		35.2
Shares issued for stock-based compensation plans at average cost, net			(57.2)		1.2	24.9		(32.3)		(32.3)
Treasury shares repurchased					(0.3)	(43.4)		(43.4)		(43.4)
Currency translation adjustment and net gain on net investment hedges (net of tax of $3.6 million)							120.2	120.2	5.0	125.2
Amortization of prior service costs and actuarial losses, (net of tax of $0.4 million)							1.0	1.0		1.0
Net realized gain on cash flow hedges (net of tax of $0.4 million)							1.4	1.4		1.4

Balance at March 31, 2018	342.9	$3.4	$506.6	$7,913.0	(151.0)	$(8,171.4)	$(51.9)	$199.7	$220.3	$420.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(Amounts in millions)

	Shareholders of Moody’s Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ (Deficit) Equity	Non-Controlling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	342.9	$3.4	$600.9	$8,594.4	(151.6)	$(8,312.5)	$(426.3)	$459.9	$196.6	$656.5

Net income				372.9				372.9	0.7	373.6
Dividends ($0.50 per share)				(93.5)				(93.5)	(0.2)	(93.7)
Adoption of ASU 2018-02 (See Note 1)				19.8			(19.8)	—		—
Stock-based compensation			35.8					35.8		35.8
Shares issued for stock-based compensation plans at average cost, net			(66.3)		1.0	6.7		(59.6)		(59.6)
Purchase of noncontrolling interest			(9.4)					(9.4)	(2.9)	(12.3)
Treasury shares repurchased					(2.7)	(448.2)		(448.2)		(448.2)
Accelerated Share Repurchase pending final settlement			(125.3)					(125.3)		(125.3)
Currency translation adjustment and net gain on net investment hedges (net of tax of $6.9 million)							(10.8)	(10.8)	7.6	(3.2)
Net actuarial gains and prior service cost (net of tax of $0.3 million)							0.8	0.8		0.8
Amortization of prior service costs and actuarial losses, (net of tax of $0.2 million)							0.6	0.6		0.6

Balance at March 31, 2019	342.9	$3.4	$435.7	$8,893.6	(153.3)	$(8,754.0)	$(455.5)	$123.2	$201.8	$325.0

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

MA provides financial intelligence and analytical tools to assist businesses in making decisions. MA’s portfolio of solutions consists of specialized research, data, software, and professional services, which are assembled to support the financial analysis and risk management activities of institutional customers worldwide.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2018 annual report on Form 10-K filed with the SEC on February 22, 2019. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and has elected to apply the provisions of the New Lease Accounting Standard on the date of adoption with adjustments to the assets and liabilities on its opening balance sheet, with no cumulative-effect adjustment to the opening balance of retained earnings required. Accordingly, the Company will not restate prior year comparative periods for the impact of the New Lease Accounting Standard. The New Lease Accounting Standard requires lessees to recognize an ROU Asset and lease liability for all leases with terms of more than 12 months. The Company has elected the package of practical expedients permitted under the transition guidance within the New Lease Accounting Standard, which permits the Company not to reassess the following for any expired or existing contracts: i) whether any contracts contain leases; ii) lease classification (i.e. operating lease or finance/capital lease); and iii) initial direct costs.

The adoption of the New Lease Accounting Standard resulted in the recognition of an ROU Asset and lease liabilities of approximately $518 million and $622 million, respectively, at January 1, 2019, consisting primarily of operating leases relating to office space. Pursuant to this transition adjustment, the Company also recognized approximately $150 million and approximately $125 million in additional deferred tax assets and liabilities, respectively. Compared to previous guidance, the New Lease Accounting Standard does not significantly change the method by which a lessee should recognize, measure and present expenses and cash flows arising from a lease. Refer to Note 2 for a more fulsome description of the Company’s accounting policy relating to the New Lease Accounting Standard, which includes a discussion relating to the pattern of operating lease expense recognition (both prior to and subsequent to an impairment of a ROU Asset).

In the first quarter of 2019, the Company adopted ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current GAAP, adjustments to deferred tax assets and liabilities related to a change in tax laws or rates are included in income from continuing operations, even in situations where the related items were originally recognized in OCI (commonly referred to as a “stranded tax effect”). The provisions of this ASU permit the reclassification of the stranded tax effect related to the Tax Act from AOCI to retained earnings. In the first quarter of 2019, the Company reclassified approximately $20 million of tax benefits from AOCI to retained earnings relating to the aforementioned stranded tax effect of the Tax Act.

On January 1, 2019, the Company adopted ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes”. The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to the currently permissible benchmark interest rates. This ASU provides the Company the ability to utilize the OIS rate based on SOFR as the benchmark interest rate on certain hedges of interest rate risk. The adoption of this ASU had no impact on the Company’s financial statements upon adoption.

Reclassification of Previously Reported Revenue by LOB

There were certain organizational/product realignments in both MIS and MA in the first quarter of 2019. Accordingly, in MIS, revenue from REITs, which was previously classified in the SFG LOB, is now classified in the CFG LOB. In MA, revenue relating to the Bureau van Dijk FACT product (a credit assessment and origination solution), which was previously classified in RD&A, is now classified in the ERS LOB. Accordingly, 2018 revenue by LOB was reclassified to conform with this new presentation, as follows:

MIS	As previously reported	Reclassification	As Reclassified
CFG
Q1	$377.7	$11.9	$389.6
Q2	377.6	13.4	391.0
Q3	296.1	11.2	307.3
Q4	282.7	8.6	291.3

Full year 2018	$1,334.1	$45.1	$1,379.2

SFG
Q1	$129.7	$(11.9)	$117.8
Q2	141.6	(13.4)	128.2
Q3	125.4	(11.2)	114.2
Q4	129.8	(8.6)	121.2

Full year 2018	$526.5	$(45.1)	$481.4

MA	As previously reported	Reclassification	As Reclassified
RD&A
Q1	$269.2	$(2.1)	$267.1
Q2	279.9	(4.0)	275.9
Q3	282.6	(2.3)	280.3
Q4	302.4	(5.3)	297.1

Full year 2018	$1,134.1	$(13.7)	$1,120.4

ERS
Q1	$100.1	$2.1	$102.2
Q2	105.5	4.0	109.5
Q3	113.0	2.3	115.3
Q4	118.8	5.3	124.1

Full year 2018	$437.4	$13.7	$451.1

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2019, the Company adopted the New Lease Accounting Standard as more fully discussed in Note 1. Accordingly, the Company revised its lease accounting policy to reflect the provisions of the new standard, which is discussed below. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2018 remain unchanged. Additionally, refer to Note 18 for additional disclosures relating to the Company’s lease obligations.

Leases

The Company has operating leases, of which substantially all relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the condensed consolidated financial statements.

The Company determines if an arrangement meets the definition of a lease at contract inception. The Company recognizes in its consolidated balance sheet a lease liability and an ROU Asset for all leases with a lease term greater than 12 months. In determining the length of the lease term, the Company utilizes judgment in assessing the likelihood of whether it is reasonably certain that it will exercise an option to extend or early-terminate a lease, if such options are provided in the lease agreement.

ROU Assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU Assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of the Company’s leases do not provide an implicit interest rate, the Company uses its estimated secured incremental borrowing rates at the lease commencement date in determining the present value of lease payments. These secured incremental borrowing rates are attributable to the currency in which the lease is denominated.

At commencement, the Company’s initial measurement of the ROU Asset is calculated as the present value of the remaining lease payments (i.e., lease liability), with additive adjustments reflecting: initial direct costs (e.g., broker commissions) and prepaid lease payments (if any); and reduced by any lease incentives provided by the lessor if: (i) received before lease commencement or (ii) receipt of the lease incentive is contingent upon future events for which the occurrence is both probable and within the Company’s control.

Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term. This straight-line lease expense represents a single lease cost which is comprised of both an interest accretion component relating to the lease liability and amortization of the ROU Assets. The Company records this single lease cost in operating and SG&A expenses. However, in situations where an operating lease ROU Asset has been impaired, the subsequent amortization of the ROU Asset is then recorded on a straight-line basis over the remaining lease term and is combined with accretion expense on the lease liability to result in single operating lease cost (which subsequent to impairment will no longer follow a straight-line recognition pattern).

The Company has lease agreements which include lease and non-lease components. For the Company’s office space leases, the lease components (e.g., fixed rent payments) and non-lease components (e.g., fixed common-area maintenance costs) are combined and accounted for as a single lease component.

Variable lease payments (e.g. variable common-area-maintenance costs) are only included in the initial measurement of the lease liability to the extent those payments depend on an index or a rate. Variable lease payments not included in the lease liability are recognized in net income in the period in which the obligation for those payments is incurred.

NOTE 3. REVENUES

Revenue by Category

The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2019	2018
MIS:
Corporate finance (CFG) (1)
Investment-grade	$97.4	$87.2
High-yield	57.3	57.9
Bank loans	72.6	110.1
Other accounts (2)	128.1	134.4

Total CFG	355.4	389.6

Structured finance (SFG) (1)
Asset-backed securities	23.2	28.2
RMBS	23.5	24.3
CMBS	17.7	21.3
Structured credit	35.2	43.4
Other accounts	1.1	0.6

Total SFG	100.7	117.8

Financial institutions (FIG)
Banking	79.6	77.0
Insurance	29.0	28.3
Managed investments	4.0	5.7
Other accounts	3.2	3.3

Total FIG	115.8	114.3

Public, project and infrastructure finance (PPIF)
Public finance / sovereign	46.2	46.9
Project and infrastructure	46.5	46.3

Total PPIF	92.7	93.2

Total ratings revenue	664.6	714.9

MIS Other	5.5	5.0

Total external revenue	670.1	719.9

Intersegment royalty	32.3	29.8

Total MIS	702.4	749.7

MA:
Research, data and analytics (RD&A) (3)	307.7	267.1
Enterprise risk solutions (ERS) (3)	121.9	102.2
Professional services (PS)	42.4	37.5

Total external revenue	472.0	406.8

Intersegment revenue	2.4	5.0

Total MA	474.4	411.8

Eliminations	(34.7)	(34.8)

Total MCO	$1,142.1	$1,126.7

(1)

Pursuant to certain organizational realignments in the first quarter of 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.

(2)

Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

(3)

Pursuant to organizational/product realignments in the first quarter of 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2019
	U.S.	Non-U.S.	Total
MIS:
Corporate finance (CFG) (1)	$242.6	$112.8	$355.4
Structured finance (SFG) (1)	62.2	38.5	100.7
Financial institutions (FIG)	46.0	69.8	115.8
Public, project and infrastructure finance (PPIF)	60.2	32.5	92.7

Total ratings revenue	411.0	253.6	664.6

MIS Other	0.2	5.3	5.5

Total MIS	411.2	258.9	670.1

MA:
Research, data and analytics (RD&A) (2)	134.8	172.9	307.7
Enterprise risk solutions (ERS) (2)	48.4	73.5	121.9
Professional services (PS)	17.7	24.7	42.4

Total MA	200.9	271.1	472.0

Total MCO	$612.1	$530.0	$1,142.1

	Three Months Ended March 31, 2018
	U.S.	Non-U.S.	Total
MIS:
Corporate finance (CFG) (1)	$257.3	$132.3	$389.6
Structured finance (SFG) (1)	74.0	43.8	117.8
Financial institutions (FIG)	48.5	65.8	114.3
Public, project and infrastructure finance (PPIF)	53.4	39.8	93.2

Total ratings revenue	433.2	281.7	714.9

MIS Other	0.2	4.8	5.0

Total MIS	433.4	286.5	719.9

MA:
Research, data and analytics (RD&A) (2)	112.6	154.5	267.1
Enterprise risk solutions (ERS) (2)	38.5	63.7	102.2
Professional services (PS)	13.2	24.3	37.5

Total MA	164.3	242.5	406.8

Total MCO	$597.7	$529.0	$1,126.7

(1)

Pursuant to certain organizational realignments in the first quarter of 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.

(2)

Pursuant to organizational/product realignments in the first quarter of 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2019	2018
MIS:
U.S.	$411.2	$433.4
Non-U.S.
EMEA	148.5	181.1
Asia-Pacific	78.9	72.6
Americas	31.5	32.8

Total Non-U.S.	258.9	286.5

Total MIS	670.1	719.9

MA:
U.S.	200.9	164.3
Non-U.S.
EMEA	184.1	166.2
Asia-Pacific	53.3	47.6
Americas	33.7	28.7

Total Non-U.S.	271.1	242.5

Total MA	472.0	406.8

Total MCO	$1,142.1	$1,126.7

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

	Three Months Ended March 31,
	2019			2018
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$249.5	$105.9	$355.4	$283.4	$106.2	$389.6
	70%	30%	100%	73%	27%	100%
Structured Finance	$57.3	$43.4	$100.7	$74.6	$43.2	$117.8
	57%	43%	100%	63%	37%	100%
Financial Institutions	$47.9	$67.9	$115.8	$50.0	$64.3	$114.3
	41%	59%	100%	44%	56%	100%
Public, Project and Infrastructure Finance	$54.7	$38.0	$92.7	$54.4	$38.8	$93.2
	59%	41%	100%	58%	42%	100%
MIS Other	$0.5	$5.0	$5.5	$0.6	$4.4	$5.0
	9%	91%	100%	12%	88%	100%
Total MIS	$409.9	$260.2	$670.1	$463.0	$256.9	$719.9
	61%	39%	100%	64%	36%	100%
Moody’s Analytics	$71.5 (1)	$400.5	$472.0	$60.8 (1)	$346.0	$406.8
	15%	85%	100%	15%	85%	100%
Total Moody’s Corporation	$481.4	$660.7	$1,142.1	$523.8	$602.9	$1,126.7
	42%	58%	100%	46%	54%	100%

(1)

Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2019
	MIS	MA	Total
Revenue recognized at a point in time	$409.9	$30.4	$440.3
Revenue recognized over time	260.2	441.6	701.8

Total	$670.1	$472.0	$1,142.1

	Three Months Ended March 31, 2018
	MIS	MA	Total
Revenue recognized at a point in time	$463.0	$15.5	$478.5
Revenue recognized over time	256.9	391.3	648.2

Total	$719.9	$406.8	$1,126.7

Unbilled receivables, Deferred revenue and Remaining performance obligations

Unbilled receivables

At March 31, 2019 and December 31, 2018, accounts receivable included $364.9 million and $311.8 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at March 31, 2019 and December 31, 2018, accounts receivable included $53.3 million and $59.5 million, respectively, of unbilled receivables related to the MA segment.

Deferred revenue

The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.

Significant changes in the deferred revenue balances during the three months ended March 31, 2019 are as follows:

	Three Months Ended March 31, 2019
	MIS	MA	Total
Balance at January 1, 2019	$325.4	$750.3	$1,075.7

Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(92.8)	(306.7)	(399.5)
Increases due to amounts billable excluding amounts recognized as revenue during the period	155.2	346.7	501.9
Effect of exchange rate changes	0.5	4.6	5.1

Total changes in deferred revenue	62.9	44.6	107.5

Balance at March 31, 2019	$388.3	$794.9	$1,183.2

Deferred revenue - current portion	$271.6	$790.7	$1,062.3
Deferred revenue - noncurrent portion	$116.7	$4.2	$120.9

Significant changes in the deferred revenue balances during the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3

Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(93.4)	(252.0)	(267.3)
Increases due to amounts billable excluding amounts recognized as revenue during the period	154.9	357.9	434.7
Effect of exchange rate changes	1.3	11.5	12.8

Total changes in deferred revenue	62.8	117.4	180.2

Balance at March 31, 2018	$397.5	$729.0	$1,126.5

Deferred revenue - current portion	$273.4	$725.3	$998.7
Deferred revenue - noncurrent portion	$124.1	$3.7	$127.8

The increase in deferred revenue during both the three months ended March 31, 2019 and 2018 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.

Remaining performance obligations

The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of March 31, 2019:

MIS
Total	Less than 1 year	1 - 5 years	6 - 10 Years	11 - 15 years	16-20 years	Over 20 Years
$151.2	$23.5	$70.2	$41.5	$6.5	$4.1	$5.4

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

MA
Total	Less than 1 Year	1 - 2 Years	Over 2 Years
$2,053.3	$1,334.0	$491.0	$228.3

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2019 as well as amounts not yet invoiced to customers as of March 31, 2019 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products.

NOTE 4. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$35.7	$35.1
Tax benefit	$7.8	$7.2

During the first three months of 2019, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $43.10 per share based on the Black-Scholes option-pricing model. The Company also granted 0.8 million shares of restricted stock in the first three months of 2019, which had a weighted average grant date fair value of $173.58 per share. Both the employee stock options and restricted stock generally vest ratably over a four-year period. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest is based on the achievement of certain non-market based performance metrics of the Company over a three-year period. The weighted average grant date fair value of these awards was $167.82 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2019:

Expected dividend yield	1.15%
Expected stock volatility	23.62%
Risk-free interest rate	2.60%
Expected holding period	6.2 years
Grant date fair value	$43.10

Unrecognized stock-based compensation expense at March 31, 2019 was $11.4 million and $239.2 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 2.7 years, respectively. Additionally, there was $40.8 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended
	March 31,
	2019	2018
Exercise of stock options:
Proceeds from stock option exercises	$11.9	$26.6
Aggregate intrinsic value	$35.6	$61.9
Tax benefit realized upon exercise	$8.5	$15.0
Number of shares exercised	0.3	0.5
Vesting of restricted stock:
Fair value of shares vested	$146.5	$146.7
Tax benefit realized upon vesting	$33.6	$33.9
Number of shares vested	0.8	0.9
Vesting of performance-based restricted stock:
Fair value of shares vested	$47.5	$23.0
Tax benefit realized upon vesting	$11.5	$5.5
Number of shares vested	0.3	0.1

NOTE 5. INCOME TAXES

Moody’s effective tax rate was 9.2% and 14.6% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the ETR was primarily due to favorable IRS Regulations issued in the first quarter of 2019 and lower non-U.S. taxes on certain software development. The Company’s quarterly tax expense differs from the tax computed by applying its estimated annual effective tax rate to this quarter’s pre-tax earnings due to Excess Tax Benefits from stock compensation of $26.6 million and net reductions to tax positions of $37.3 million.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $20.2 million ($20.2 million, net of federal tax) during the first quarter of 2019.

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2015 through 2017 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2017 remain open to examination.

For ongoing audits, it is possible the balance of UTPs could decrease in the next twelve months as a result of the settlement of these audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues might be raised by tax authorities, which could necessitate increases to the balance of UTPs. As the Company is unable to predict the timing or outcome of these audits, it is therefore unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years by tax jurisdiction in accordance with the applicable provisions of Topic 740 of the ASC regarding UTPs.

The following table shows the amount the Company paid for income taxes:

	Three Months Ended
	March 31,
	2019	2018
Income taxes paid	$36.9	$44.2

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended
	March 31,
	2019	2018
Basic	190.4	191.4
Dilutive effect of shares issuable under stock-based compensation plans	2.4	3.1

Diluted	192.8	194.5

Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2019 and 2018.

NOTE 7. ACCELERATED SHARE REPURCHASE PROGRAM

On February 20, 2019, the Company entered into an ASR agreement with a financial institution counterparty to repurchase $500 million of its outstanding common stock. The Company paid $500 million to the counterparty and received an initial delivery of 2.2 million shares of its common stock. Final settlement of the ASR agreement was completed on April 26, 2019 and the Company received delivery of an additional 0.6 million shares of the Company’s common stock.

In total, the Company repurchased 2.8 million shares of the Company’s common stock during the term of the ASR Agreement, based on the volume-weighted average price (net of discount) of $180.33/share over the duration of the program. The initial share repurchase and final share settlement were recorded as a reduction to shareholders’ equity.

NOTE 8. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2019
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$551.0	$—	$551.0	$432.4	$110.9	$7.7
Open-ended mutual funds	$15.6	$2.1	$17.7	$—	$3.1	$14.6

	As of December 31, 2018
		Gross Unrealized Gains		Balance sheet location
	Cost		Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$15.2	$—	$15.2	$15.2	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,022.4	$—	$1,022.4	$904.3	$115.8	$2.3
Open-ended mutual funds	$29.5	$3.8	$33.3	$—	$16.7	$16.6

(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at both March 31, 2019 and December 31, 2018. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 32 months at March 31, 2019 and 14 to 36 months at December 31, 2018. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

NOTE 9. ACQUISITIONS

Vigeo Eiris

On April 12, 2019, the Company acquired a majority stake in Vigeo Eiris, a global leader in Environmental, Social and Governance (ESG) research, data and assessments. The acquisition furthers Moody’s objective of promoting global standards for ESG for use by market participants. The aggregate purchase price was not material and the near term impact to the Company’s operations and cash flows is not expected to be material. Vigeo Eiris will operate in the MIS reportable segment and its revenue will be reported in the MIS Other LOB.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Derivatives and non-derivative instruments designated as accounting hedges:

Fair Value Hedges

Interest Rate Swaps

The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statements of operations.

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

Hedged Item	Nature of Swap	Notional Amount		Floating Interest Rate
		As of March 31, 2019	As of December 31, 2018
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month USD LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	330.0	330.0	3-month USD LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	500.0	500.0	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	250.0	—	3-month USD LIBOR

Total		$1,580.0	$1,330.0

Refer to Note 17 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of Income (Expense) Recognized in the Statements of Operations
Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Three Months Ended March 31,
		2019	2018
Interest expense, net		$(52.5)	$(50.7)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(0.2)	$(0.1)
Fair value changes on interest rate swaps	Interest expense, net	$10.8	$(9.2)
Fair value changes on hedged debt	Interest expense, net	$(10.8)	$9.2

Net investment hedges

The Company has designated €500 million of the 2015 Senior Notes Due 2027 as a net investment hedge to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. This hedge is designated as an accounting hedge under the applicable sections of ASC Topic 815 and will end upon the repayment of the notes in 2027, unless terminated early at the discretion of the Company.

The Company has also entered into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates.

The following table provides information on the cross-currency swaps designated as net investment hedges:

	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€663.6	1.51%	$750.0	4.13%
Pay Floating/Receive Floating	931.2	Based on 3-month EURIBOR	1,080.0	Based on 3-month USD LIBOR

Total	€1,594.8		$1,830.0

These hedges were designated as net investment hedges under ASC Topic 815 and the purpose of these hedges is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. These hedges will expire and be settled in 2021, 2022, 2023, and 2024 for €422.5 million, €287.7 million, €441.9 million and €442.6 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/ (Loss) Recognized in AOCI on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
	2019		2018	2019	2018	2019 (2)	2018
Cross currency swaps	$15.2		$—	—	—	8.3	—
Long-term debt	8.3	(1)	(10.9)	—	—	—	—

Total net investment hedges	$23.5		$(10.9)	$—	$—	$8.3	$—

Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—		$1.5	$0.1	$0.1	$—	$—
Interest rate contracts	—		—	(0.1)	—	—	—

Total cash flow hedges	$—		$1.5	$—	$0.1	$—	$—

Total	$23.5		$(9.4)	$—	$0.1	$8.3	$—

(1)

Due to the Company’s adoption of ASU 2018-02 during the first quarter of 2019, $2.5 million related to the tax effect of this net investment hedge was reclassified to retained earnings. Refer to Note 1 for further details.

(2)

Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts recognized directly into Net Income during the first quarter of 2019 related to its cross-currency swaps represent net periodic interest settlements and accruals, which are recognized in interest expense, net.

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2019	December 31, 2018
Net investment hedges
Cross currency swaps	$27.5	$12.3
FX forwards	23.5	23.5
Long-term debt	2.7	(3.1)

Total net investment hedges	$53.7	$32.7

Cash flow hedges
Interest rate contracts	$(2.3)	$(2.4)
Cross currency swap	2.4	2.5

Total cash flow hedges	0.1	0.1

Total net gain in AOCI	$53.8	$32.8

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through May 2019.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2019			December 31, 2018
	Sell	Buy		Sell	Buy
Notional amount of currency pair:
Contracts to sell USD for GBP	$492.5		£371.0	$310.3		£241.2
Contracts to sell USD for Japanese Yen	$14.4		¥1,600.0	$14.3		¥1,600.0
Contracts to sell USD for Canadian dollars	$87.4	C$	115.0	$99.0	C$	130.0
Contracts to sell USD for Singapore dollars	$35.7	S$	48.0	$—	S$	—
Contracts to sell USD for Euros	$68.6		€60.0	$212.8		€184.6

NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars

The following table summarizes the impact to the consolidated statements of operations relating to the net gain/(loss) on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended March 31,
Derivatives Not Designated as Accounting Hedges	Location on Statements of Operations	2019	2018
Foreign exchange forwards	Other non-operating (expense) income, net	$1.4	$(52.3)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2019	December 31, 2018
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$36.7	$19.4
Interest rate swaps designated as fair value hedges	Other assets	15.3	7.5

Total derivatives designated as accounting hedges		52.0	26.9

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.3	1.4

Total assets		$52.3	$28.3

Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	—	2.9
Interest rate swaps designated as fair value hedges	Other liabilities	2.3	5.3

Total derivatives designated as accounting hedges		2.3	8.2

Non-derivative instrument designated as accounting hedge
Long-term debt designated as net investment hedge	Long-term debt	561.4	571.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	10.9	8.2

Total liabilities		$574.6	$588.0

NOTE 11. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$257.8	$—	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3
Foreign currency translation adjustments	9.4	—	9.4	(28.2)	—	(28.2)	(18.8)	—	(18.8)

Ending balance	$267.2	$—	$267.2	$3,507.5	$(12.2)	$3,495.3	$3,774.7	$(12.2)	$3,762.5

	Year ended December 31, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2
Additions/ adjustments	—	—	—	211.5	—	211.5	211.5	—	211.5
Foreign currency translation adjustments	(27.4)	—	(27.4)	(156.0)	—	(156.0)	(183.4)	—	(183.4)

Ending balance	$257.8	$—	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3

The 2018 additions/adjustments for the MA segment in the table above primarily relate to the acquisitions of Reis and Omega Performance.

Acquired intangible assets and related amortization consisted of:

	March 31, 2019	December 31, 2018
Customer relationships	$1,360.7	$1,367.5
Accumulated amortization	(230.2)	(214.2)

Net customer relationships	1,130.5	1,153.3

Trade secrets	29.9	29.8
Accumulated amortization	(28.3)	(28.2)

Net trade secrets	1.6	1.6

Software/product technology	349.2	353.3
Accumulated amortization	(107.7)	(101.8)

Net software/product technology	241.5	251.5

Trade names	155.9	155.1
Accumulated amortization	(36.5)	(34.1)

Net trade names	119.4	121.0

Other (1)	70.8	70.4
Accumulated amortization	(33.4)	(31.7)

Net other	37.4	38.7

Total acquired intangible assets, net	$1,530.4	$1,566.1

(1)	Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2019	2018
Amortization expense	$26.4	$25.7

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2019 (after March 31)	$71.0
2020	100.5
2021	100.3
2022	100.3
2023	97.3
Thereafter	1,061.0

Total estimated future amortization	$1,530.4

NOTE 12 RESTRUCTURING

On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company estimates will result in annualized savings of approximately $40 to $50 million per year, a portion of which will benefit 2019. The 2018 Restructuring Program is estimated to result in total pre-tax charges of $70 to $80 million. The Program is expected to be substantially completed by June 30, 2019. The 2018 Restructuring Program includes relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from recent acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and will entail approximately $35 to $40 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program is also anticipated to represent approximately $35 to $40 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program are anticipated to be approximately $35 to $40 million, the majority of which will be paid in 2019.

Total expenses included in the accompanying consolidated statements of operations relating to the 2018 Restructuring Program are as follows:

	Three Months Ended March 31,
	2019	2018
2018 Restructuring Program	$5.5	$—

Changes to the restructuring liability during the first three months of 2019 were as follows:

	Employee Termination Costs	Contract Termination Costs		Total Restructuring Liability
Balance as of December 31, 2018	$29.9	$12.4		$42.3
2018 Restructuring Program:
Adoption of New Lease Accounting Standard	—	(10.9	) (1)	(10.9	) (1)
Cost incurred and adjustments	1.8	2.2	(2)	4.0	(2)
Cash payments and adjustments	(5.9)	(0.7)		(6.6)

Balance as of March 31, 2019	$25.8	$3.0		$28.8

2018 Restructuring Program:

Cumulative expense incurred to date	$34.6	$19.6

(1)

Upon the adoption of the New Lease Accounting Standard, the Company recorded a reclassification of $10.9 million of liabilities for costs associated with certain real estate leases which were exited in previous years, as a reduction of the ROU Asset capitalized upon adoption.

(2)	Excludes $1.5 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases.

As of March 31, 2019, the majority of the remaining $28.8 million restructuring liability is expected to be paid out during the next 12 months.

NOTE 13. FAIR VALUE

The table below presents information about items that are carried at fair value at March 31, 2019 and December 31, 2018:

	Fair Value Measurement as of March 31, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$52.3	$—	$52.3
Mutual funds	17.7	17.7	—

Total	$70.0	$17.7	$52.3

Liabilities:
Derivatives (1)	$13.2	$—	$13.2

Total	$13.2	$—	$13.2

	Fair Value Measurement as of December 31, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$28.3	$—	$28.3
Money market mutual funds	15.2	15.2	—
Mutual funds	33.3	33.3	—

Total	$76.8	$48.5	$28.3

Liabilities:
Derivatives (1)	$16.4	$—	$16.4

Total	$16.4	$—	$16.4

(1)	Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 10 to the condensed consolidated financial statements.

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

Mutual funds and money market mutual funds:

The mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC.

NOTE 14 OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	March 31,	December 31,
	2019	2018
Other current assets:
Prepaid taxes	$103.8	$100.1
Prepaid expenses	104.4	102.0
Capitalized costs to obtain and fulfill sales contracts	76.4	77.2
Other	2.0	3.0

Total other current assets	$286.6	$282.3

	March 31,	December 31,
	2019	2018
Other assets:
Investments in non-consolidated affiliates	$111.6	$104.6
Deposits for real-estate leases	13.7	13.5
Indemnification assets related to acquisitions	16.2	16.1
Mutual funds and fixed deposits	22.3	18.9
Costs to obtain sales contracts	86.1	78.0
Other	71.3	43.2

Total other assets	$321.2	$274.3

	March 31,	December 31,
	2019	2018
Accounts payable and accrued liabilities:
Salaries and benefits	$132.3	$112.5
Incentive compensation	51.0	154.5
Customer credits, advanced payments and advanced billings	22.9	20.4
Self-insurance reserves	9.3	10.6
Dividends	4.0	6.5
Professional service fees	58.1	47.7
Interest accrued on debt	36.4	70.5
Accounts payable	19.5	30.1
Income taxes	65.4	71.4
Pension and other retirement employee benefits	6.4	6.4
Accrued royalties	14.0	25.1
Foreign exchange forwards on certain assets and liabilities	10.9	8.2
Restructuring liability	25.6	35.5
Other	81.3	95.8

Total accounts payable and accrued liabilities	$537.1	$695.2

	March 31,	December 31,
	2019	2018
Other liabilities:
Pension and other retirement employee benefits	$256.5	$249.2
Deferred rent - non-current portion (1)	—	94.3
Interest accrued on UTPs	74.9	69.6
Other tax matters	1.3	1.3
Income tax liability - non-current portion (2)	125.3	125.3
Interest rate swaps	2.3	5.3
Restructuring liability	3.2	6.8
Other	23.1	24.7

Total other liabilities	$486.6	$576.5

(1)	Pursuant to the adoption of the New Lease Accounting Standard, deferred rent relating to operating leases was reclassified to operating lease ROU Asset.
(2)	Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2018.

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating income (expense):

	Three Months Ended March 31,
	2019	2018
FX loss	$(6.2)	$(5.9)
Net periodic pension costs - other component	4.5	2.3
Income from investments in non-consolidated affiliates	1.2	1.3
Other	2.8	3.3

Total	$2.3	$1.0

NOTE 15. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended March 31,		Location in the consolidated statements of operations
	2019	2018
Gains (losses) on cash flow hedges
Cross-currency swap	$(0.1)	$0.1	Other non-operating income (expense), net
Interest rate contract	0.1	—	Interest expense, net

Total before income taxes	—	0.1
Income tax effect of item above	—	—	Provision for income taxes

Total net gains (losses) on cash flow hedges	—	0.1

Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.5)	(0.9)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.3)	(0.5)	SG&A expense

Total before income taxes	(0.8)	(1.4)
Income tax effect of item above	0.2	0.4	Provision for income taxes

Total pension and other retirement benefits	(0.6)	(1.0)

Total (losses) gains included in Net Income attributable to reclassifications out of AOCI	$(0.6)	$(0.9)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended March 31, 2019
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Gains / (Losses) on Net Investment Hedges	Total
Balance December 31, 2018	$(53.1)	$0.1	$(406.0)	$32.7	$(426.3)
Other comprehensive income/(loss) before reclassifications	0.8	—	(34.3)	23.5	(10.0)
Amounts reclassified from AOCI	0.6	—	—	—	0.6
Adoption of ASU 2018-02 (See Note 1)	(17.3)	—	—	(2.5)	(19.8)

Other comprehensive income/(loss)	(15.9)	—	(34.3)	21.0	(29.2)

Balance March 31, 2019	$(69.0)	$0.1	$(440.3)	$53.7	$(455.5)

	Three Months Ended March 31, 2018
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Losses on Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance December 31, 2017	$(61.5)	$0.9	$(112.6)	$(1.3)	$2.3	$(172.2)
Adoption of ASU 2016-01 relating to financial instruments	—	—	—	—	(2.3)	(2.3)
Other comprehensive income/(loss) before reclassifications	—	1.5	131.1	(10.9)	—	121.7
Amounts reclassified from AOCI	1.0	(0.1)	—	—	—	0.9

Other comprehensive income/(loss)	1.0	1.4	131.1	(10.9)	(2.3)	120.3

Balance March 31, 2018	$(60.5)	$2.3	$18.5	$(12.2)	$—	$(51.9)

NOTE 16. PENSION AND OTHER RETIREMENT BENEFITS

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Components of net periodic expense
Service cost	$4.3	$4.8	$0.7	$0.7
Interest cost	5.1	4.4	0.3	0.3
Expected return on plan assets	(5.0)	(3.8)	—	—
Amortization of net actuarial loss from earlier periods	0.9	1.6	—	—
Amortization of net prior service costs from earlier periods	(0.1)	(0.1)	(0.1)	(0.1)

Net periodic expense	$5.2	$6.9	$0.9	$0.9

The Company made payments of $2.4 million related to its unfunded U.S. DBPPs during the three months ended March 31, 2019. Additionally, the Company anticipates making payments of approximately $3 million and $1 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2019.

NOTE 17. INDEBTEDNESS

The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2010 Senior Notes, the 2012 Senior Notes, the 2017 Senior Notes due 2021 and the 2017 Senior Notes due 2023, which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.

The following table summarizes total indebtedness:

	March 31, 2019
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$(1.5)	$(0.5)	$(0.6)	$497.4
4.50% 2012 Senior Notes, due 2022	500.0	4.8	(1.5)	(1.3)	502.0
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.5)	(1.9)	496.6
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.2	(5.4)	597.8
1.75% 2015 Senior Notes, due 2027	561.4	—	—	(2.9)	558.5
2.75% 2017 Senior Notes, due 2021	500.0	6.9	(0.9)	(2.2)	503.8
2.625% 2017 Senior Notes, due 2023	500.0	2.8	(0.8)	(2.8)	499.2
3.25% 2017 Senior Notes, due 2028	500.0	—	(4.6)	(3.6)	491.8
3.25% 2018 Senior Notes, due 2021	300.0	—	(0.3)	(1.3)	298.4
4.25% 2018 Senior Notes, due 2029	400.0	—	(2.9)	(3.2)	393.9
4.875% 2018 Senior Notes, due 2048	400.0	—	(6.7)	(4.1)	389.2
Commercial Paper	320.0	—	(1.2)	—	318.8

Total debt	$5,581.4	$13.0	$(17.7)	$(29.3)	$5,547.4

Current portion					(318.8)

Total long-term debt					$5,228.6

	December 31, 2018
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$(3.7)	$(0.6)	$(0.7)	$495.0
4.50% 2012 Senior Notes, due 2022	500.0	1.9	(1.6)	(1.4)	498.9
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.5)	(2.0)	496.5
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	—	(0.1)	—	449.9
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.2	(5.5)	597.7
1.75% 2015 Senior Notes, due 2027	571.6	—	—	(3.1)	568.5
2.75% 2017 Senior Notes, due 2021	500.0	4.0	(1.0)	(2.4)	500.6
2.625% 2017 Senior Notes, due 2023	500.0	—	(0.9)	(2.8)	496.3
3.25% 2017 Senior Notes, due 2028	500.0	—	(4.7)	(3.7)	491.6
3.25% 2017 Senior Notes, due 2021	300.0	—	(0.4)	(1.5)	298.1
4.25% 2018 Senior Notes, due 2029	400.0	—	(3.0)	(3.3)	393.7
4.875% 2018 Senior Notes, due 2048	400.0	—	(6.7)	(4.1)	389.2

Total debt	$5,721.6	$2.2	$(17.3)	$(30.5)	$5,676.0

Current portion					(449.9)

Total long-term debt					$5,226.1

(1)

The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2017 Senior Notes due 2021 and the 2017 Senior Notes due 2023 which are more fully discussed in Note 10 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Commercial Paper

As of March 31, 2019, the Company has CP borrowings outstanding of $318.8 million with a weighted average maturity date at the time of issuance of 79 days. At March 31, 2019, the weighted average remaining maturity and interest rate on CP outstanding was 44 days and 3.03% respectively.

At March 31, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2019, there were no such cross defaults.

Notes Payable

On January 3, 2019, the Company fully repaid the $450 million 2014 Senior Notes (5-year).

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	Commercial Paper	Total
2019 (After March 31)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$320.0	$320.0
2020	500.0	—	—	—	—	—	—	—	—	—	—	—	500.0
2021	—	—	—	—	—	500.0	—	—	300.0	—	—	—	800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0
2023	—	—	—	—	—	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	600.0	561.4	—	—	500.0	—	400.0	400.0	—	2,961.4

Total	$500.0	$500.0	$500.0	$600.0	$561.4	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$320.0	$5,581.4

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
Income	$5.0	$3.2
Expense on borrowings	(46.6)	(51.3)
UTPs and other tax related liabilities	(5.6)	1.8
Net periodic pension costs - interest component	(5.6)	(4.7)
Capitalized	0.3	0.3

Total	$(52.5)	$(50.7)

The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2019	2018
Interest paid	$72.8	$80.5

The fair value and carrying value of the Company’s debt (excluding commercial paper) as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.50% 2010 Senior Notes, due 2020	$497.4	$519.2	$495.0	$517.7
4.50% 2012 Senior Notes, due 2022	502.0	526.0	498.9	513.7
4.875% 2013 Senior Notes, due 2024	496.6	537.3	496.5	522.4
2.75% 2014 Senior Notes (5-Year), due 2019	—	—	449.9	449.9
5.25% 2014 Senior Notes (30-Year), due 2044	597.8	676.5	597.7	638.1
1.75% 2015 Senior Notes, due 2027	558.5	592.3	568.5	585.3
2.75% 2017 Senior Notes, due 2021	503.8	499.6	500.6	489.7
2.625% 2017 Senior Notes, due 2023	499.2	492.3	496.3	476.9
3.25% 2017 Senior Notes, due 2028	491.8	489.1	491.6	472.8
3.25% 2018 Senior Notes, due 2021	298.4	302.6	298.1	298.6
4.25% 2018 Senior Notes, due 2029	393.9	420.0	393.7	407.6
4.875% 2018 Senior Notes, due 2048	389.2	435.4	389.2	409.8

Total	$5,228.6	$5,490.3	$5,676.0	$5,782.5

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 18. LEASES

The Company has operating leases, substantially all of which relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the condensed consolidated financial statements. Certain of the Company’s leases include options to renew, with renewal terms that can extend the lease term from one to 20 years at the Company’s discretion.

The following table presents the components of the Company’s lease cost:

Three Months Ended March 31, 2019
Operating lease cost	$24.6
Short-term lease cost	0.4
Variable least cost	3.6

Total lease cost	$28.6

The following tables present other information related to the Company’s operating leases:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$26.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$9.0

March 31, 2019
Weighted-average remaining lease term	7.3 years
Weighted-average discount rate applied to operating leases	3.6%

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2019:

Year Ending December 31,	Operating Leases
2019 (After March 31)	$80.7
2020	104.8
2021	98.2
2022	85.1
2023	80.6
After 2023	245.1

Total lease payments (undiscounted)	694.5
Less: Interest	83.6

Present value of lease liabilities:	$610.9

Lease liabilities - current	$87.4
Lease liabilities - noncurrent	$523.5

NOTE 19. CONTINGENCIES

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

NOTE 20. SEGMENT INFORMATION

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

Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and legal. Such costs and corporate expenses that exclusively benefit one segment are fully charged to that segment. For overhead and corporate expenses that benefit both segments, in years prior to 2019, the Company generally allocated costs ratably based on each segment’s share of total revenue.

Beginning in 2019, the Company refined its methodology such that costs allocated to each segment based on the segment’s share of 2018 revenue comprise a “Baseline Pool” that will remain fixed over time. In subsequent periods, incremental overhead costs (or reductions thereof) will be allocated to each segment based on the prevailing shares of total revenue represented by each segment. The Company believes that this allocation method will better align the amount of overhead costs consumed by each segment and contribute stability to each segment’s costs over time. The impact of this refined methodology would not have resulted in a material change to previously reported segment results.

“Eliminations” in the following table represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

Financial Information by Segment

The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 3 for further details on the components of the Company’s revenue.

	Three Months Ended March 31,
	2019				2018
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$702.4	$474.4	$(34.7)	$1,142.1	$749.7	$411.8	$(34.8)	$1,126.7
Operating, SG&A	316.8	341.1	(34.7)	623.2	310.4	310.4	(34.8)	586.0

Adjusted Operating Income	385.6	133.3	—	518.9	439.3	101.4	—	540.7

Less:
Restructuring	2.7	2.8	—	5.5	—	—	—	—
Depreciation and amortization	17.0	33.3	—	50.3	16.8	32.3	—	49.1
Acquisition-Related Expenses	—	1.4	—	1.4	—	0.8	—	0.8

Operating income	$365.9	$95.8	$—	$461.7	$422.5	$68.3	$—	$490.8

The cumulative restructuring charges related to the 2018 Restructuring Program, as more fully discussed in Note 12, for the MIS and MA reportable segments are $34.9 million and $19.3 million, respectively. The total costs expected to be incurred related to the 2018 Restructuring Program for MIS and MA are approximately $43 million to $48 million and $27 million to $32 million, respectively.

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2019	2018
Revenue:
U.S.	$612.1	$597.7
Non-U.S.:
EMEA	332.6	347.3
Asia-Pacific	132.2	120.2
Americas	65.2	61.5

Total Non-U.S.	530.0	529.0

Total	$1,142.1	$1,126.7

NOTE 21. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its condensed consolidated financial statements.

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

NOTE 22. SUBSEQUENT EVENT

On April 15, 2019, the Board approved the declaration of a quarterly dividend of $0.50 per share of Moody’s common stock, payable on June 10, 2019 to shareholders of record at the close of business on May 20, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 58 for a discussion of uncertainties, risks and other factors associated with these statements.

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

MA provides financial intelligence and analytical tools to assist businesses in making decisions. MA’s portfolio of solutions consists of specialized research, data, software, and professional services, which are assembled to support the financial analysis and risk management activities of institutional customers worldwide.

Corporate Social Responsibility

Moody’s believes that knowledge fuels opportunity. The core of Moody’s business is to provide credit ratings, research, tools and analysis that help to equip participants in the global financial markets to understand risks and make important investment decisions with critical insight. Moody’s global corporate social responsibility (CSR) efforts are rooted in that same approach. Moody’s is committed to working to empower people with the knowledge, resources and confidence they need to create a better future – for themselves, their communities and the environment. In addition, Moody’s uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between environmental, social and governance (ESG) considerations and the global markets.

Moody’s own corporate CSR strategy seeks to address ESG issues that it determines could affect its business and operations in an impactful way. The CSR Council, chaired by President and CEO Raymond W. McDaniel, Jr. convenes senior management team members to oversee these efforts. The CSR Working Group then is charged with implementing the Company’s strategy. For more information on Moody’s approach to CSR, see moodys.com/csr.

CRITICAL ACCOUNTING ESTIMATES

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2018, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than the update below to the critical accounting estimate disclosures relating to lease accounting resulting from the adoption of the New Lease Accounting Standard.

Leases

The discussion below outlines areas of the Company’s accounting for leases that require management judgment and estimates. Refer to Note 2 of the condensed consolidated financial statements for a comprehensive discussion regarding the Company’s lease accounting policies under the New Lease Accounting Standard.

As the Company’s operating leases do not provide an implicit interest rate, the Company must estimate the secured incremental borrowing rate attributable to the currency in which the lease is denominated. This secured incremental borrowing rate is based on the information available at the lease commencement date and is utilized in the determination of the present value of lease payments.

In addition, certain of Moody’s leases have the option to extend the lease beyond the initial term or terminate the lease prior to the end of the term. For these leases, Moody’s may be required to exercise significant judgment to determine when that option is reasonably certain of being exercised, which will impact the lease term and determination of the lease liability and corresponding ROU Asset.

REPORTABLE SEGMENTS

The Company is organized into two reportable segments at March 31, 2019: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 20 to the condensed consolidated financial statements.

RECLASSIFICATION OF PREVIOUSLY REPORTED REVENUE BY LOB

There were certain organizational/product realignments in both MIS and MA in the first quarter of 2019. Accordingly, in MIS, revenue from REITs, which was previously classified in the SFG LOB, is now classified in the CFG LOB. In MA, revenue relating to the Bureau van Dijk FACT product (a credit assessment and origination solution), which was previously classified in RD&A, is now classified in the ERS LOB. Accordingly, 2018 revenue by LOB was reclassified to conform with this new presentation, as follows:

MIS	As previously reported	Reclassification	As Reclassified
CFG
Q1	$377.7	$11.9	$389.6
Q2	377.6	13.4	391.0
Q3	296.1	11.2	307.3
Q4	282.7	8.6	291.3

Full year 2018	$1,334.1	$45.1	$1,379.2

SFG
Q1	$129.7	$(11.9)	$117.8
Q2	141.6	(13.4)	128.2
Q3	125.4	(11.2)	114.2
Q4	129.8	(8.6)	121.2

Full year 2018	$526.5	$(45.1)	$481.4

MA	As previously reported	Reclassification	As Reclassified
RD&A
Q1	$269.2	$(2.1)	$267.1
Q2	279.9	(4.0)	275.9
Q3	282.6	(2.3)	280.3
Q4	302.4	(5.3)	297.1

Full year 2018	$1,134.1	$(13.7)	$1,120.4

ERS
Q1	$100.1	$2.1	$102.2
Q2	105.5	4.0	109.5
Q3	113.0	2.3	115.3
Q4	118.8	5.3	124.1

Full year 2018	$437.4	$13.7	$451.1

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Executive Summary

•

Moody’s completed the acquisitions of Reis and Omega Performance on August 16, 2018 and October 15, 2018, respectively. In the discussion below, reference to inorganic revenue and expense growth refers to Reis and Omega Performance revenue from January 1, 2019 through March 31, 2019.

•

The following table provides an executive summary of key operating results for the quarter ended March 31, 2019. Following this executive summary is a more fulsome discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three months ended March 31,
	2019	2018	% Change
Financial measure:				Key Drivers of Change Compared to Prior Year
Moody’s total revenue	$1,142.1	$1,126.7	1%	• strong growth in MA was offset by declines in MIS
MIS External Revenue	$670.1	$719.9	(7%)	• decline due to lower refinancing activity in the bank loan sector and CLO asset class primarily resulting from higher borrowing costs
MA External Revenue	$472.0	$406.8	16%

•     strong growth in the credit research and ratings data feeds product lines within RD&A;

•     inorganic growth from the acquisitions of Reis and Omega Performance; and

•     growth from ongoing demand in ERS for SaaS-based solutions coupled with increased demand for actuarial modeling tools

Total operating and SG&A expenses	$623.2	$586.0	6%	• additional compensation expense resulting from hiring activity and merit increases in 2018; and • operating expenses attributable to Reis and Omega Performance
Operating Margin	40.4%	43.6%	(320 BPS)	• margin contraction was primarily due to aforementioned decline in MIS revenue
Adjusted Operating Margin	45.4%	48.0%	(260 BPS)
ETR	9.2%	14.6%	(540 BPS)	• the decrease reflects regulations issued in the first quarter of 2019 relating to the Tax Act, as well as lower non-U.S. taxes relating to certain software development
Diluted EPS	$1.93	$1.92	1%	• modest growth includes the benefit of a lower ETR coupled with lower diluted shares outstanding resulting from the Company’s ASR executed in the first quarter of 2019
Adjusted Diluted EPS	$2.07	$2.02	2%

Moody’s Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
United States	$612.1	$597.7	2%

Non-U.S.:
EMEA	332.6	347.3	(4%)
Asia-Pacific	132.2	120.2	10%
Americas	65.2	61.5	6%

Total Non-U.S.	530.0	529.0	—

Total	1,142.1	1,126.7	1%

Expenses:
Operating	341.7	314.9	(9%)
SG&A	281.5	271.1	(4%)
Restructuring	5.5	—	NM
Depreciation and amortization	50.3	49.1	(2%)
Acquisition-Related Expenses	1.4	0.8	(75%)

Total	680.4	635.9	(7%)

Operating income	$461.7	$490.8	(6%)

Adjusted Operating Income (1)	$518.9	$540.7	(4%)

Interest expense, net	(52.5)	(50.7)	(4%)
Other non-operating income, net	2.3	1.0	130%

Non-operating expense, net	(50.2)	(49.7)	(1%)

Net income attributable to Moody’s	$372.9	$372.9	—
Diluted weighted average shares outstanding	192.8	194.5	1%
Diluted EPS attributable to Moody’s common shareholders	$1.93	$1.92	1%
Adjusted Diluted EPS(1)	$2.07	$2.02	2%
Operating margin	40.4%	43.6%
Adjusted Operating Margin(1)	45.4%	48.0%
Effective tax rate	9.2%	14.6%

(1)

Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31,			% Change
	2019		2018
United States	3,984		3,589	11%
Non-U.S.	9,253		8,445	10%

Total	13,237	(1)	12,034	10%

(1)	As a result of the acquisitions of Reis and Omega Performance, Moody’s global staffing increased by 275 employees.

Global revenue of $1,142.1 million in the first quarter of 2019 increased $15.4 million, or 1%, compared to the same period in 2018 and reflected strong growth in MA being mostly offset by declines in MIS. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Transaction Revenue accounted for 42% of global MCO revenue in the first quarter of 2019 compared to 46% in 2018.

U.S. revenue of $612.1 million in the first quarter of 2019 increased $14.4 million over the same period in the prior year reflecting strong growth in MA being partially offset by declines in MIS.

Non-U.S. revenue of $530.0 million was flat compared to the same period in the prior year with strong growth in all regions within MA being offset by declines in MIS, most notably in the EMEA region.

Operating expenses were $341.7 million in the first quarter of 2019, up $26.8 million from the same period in 2018, primarily due to increases in compensation costs reflecting hiring activity and merit increases in 2018. The increase also reflects growth from the acquisitions of Reis and Omega Performance.

SG&A expenses of $281.5 million in the first quarter of 2019 increased $10.4 million from the same period in the prior year, primarily reflecting higher compensation costs. The increase in compensation costs primarily reflects hiring activity and merit increases in 2018 coupled with costs from the acquisitions of Reis and Omega Performance. Non-compensation costs were flat compared to the same period in 2018 and included the offsetting impacts of higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency, offset by lower legal costs.

Operating income of $461.7 million in the first quarter of 2019 decreased $29.1 million compared to the same period in 2018 and resulted in an operating margin of 40.4%, compared to 43.6% in the same period of the prior year. Adjusted Operating Income of $518.9 million in the first quarter of 2019 decreased $21.8 million compared to the same period in 2018, resulting in an Adjusted Operating Margin of 45.4% compared to 48.0% in the same period in the prior year.

Interest expense, net in the first quarter of 2019 was $52.5 million, a $1.8 million increase in expense compared to the same period in 2018, reflecting higher tax-related interest on UTPs being partially offset by lower interest on borrowings. The increase in tax-related interest of approximately $7 million included a higher benefit relating to the favorable resolution of UTPs in the first quarter of 2018 compared to the same period in 2019. This increase was partially offset by lower interest expense on borrowings of approximately $5 million primarily reflecting benefits from the interest element of cross-currency swaps that were executed in 2018 and first quarter of 2019 (more fully discussed in Note 10 to the condensed consolidated financial statements). Refer to the section entitled “Liquidity and Capital Resources” of this MD&A for further discussion regarding cash flows relating to the Company’s indebtedness.

The reduction in the ETR to 9.2% in the first quarter of 2019 primarily reflects regulations issued in the first quarter of 2019 relating to the Tax Act as well as lower non-U.S. taxes relating to certain software development.

Diluted EPS in the first quarter of 2019 of $1.93 increased modestly compared to the same period in 2018. Adjusted Diluted EPS of $2.07 in the first quarter of 2019 increased $0.05, compared to the same period in 2018 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). Diluted EPS and Adjusted Diluted EPS both benefited from a lower ETR coupled with lower diluted weighted average shares outstanding resulting from the Company’s ASR, which was executed in the first quarter of 2019.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Corporate finance (CFG)	$355.4	$389.6	(9%)
Structured finance (SFG)	100.7	117.8	(15%)
Financial institutions (FIG)	115.8	114.3	1%
Public, project and infrastructure finance (PPIF)	92.7	93.2	(1%)

Total ratings revenue	664.6	714.9	(7%)

MIS Other	5.5	5.0	10%

Total external revenue	670.1	719.9	(7%)

Intersegment royalty	32.3	29.8	8%

Total	702.4	749.7	(6%)

Expenses:
Operating and SG&A (external)	314.4	305.4	(3%)
Operating and SG&A (intersegment)	2.4	5.0	52%

Adjusted Operating Income	385.6	439.3	(12%)

Restructuring	2.7	—	NM
Depreciation and amortization	17.0	16.8	(1%)

Operating income	$365.9	$422.5	(13%)

Adjusted Operating Margin	54.9%	58.6%
Operating margin	52.1%	56.4%

The following is a discussion of external MIS revenue and operating expenses:

Pursuant to certain organizational realignments in the first quarter of 2019, revenue from REITs, which was previously classified in the SFG LOB, is now reported as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.

Global MIS revenue of $670.1 million in the first quarter of 2019 was down 7% compared to the same period in 2018, primarily reflecting declines in CFG and SFG. Changes in FX rates unfavorably impacted MIS revenue by two percentage points.

Transaction Revenue for MIS was 61% in the first quarter of 2019, compared to 64% in the same period of 2018.

In the U.S., revenue was $411.2 million in the first quarter of 2019, down $22.2 million from the same period in 2018, reflecting declines in all ratings LOBs excluding PPIF.

Non-U.S. revenue was $258.9 million in the first quarter of 2019, a decrease of $27.6 million or 10%, compared to the same period in 2018, reflecting declines in all ratings LOBs excluding FIG.

Global CFG revenue of $355.4 million in the first quarter of 2019 declined 9% compared to a strong prior year comparative period, with both lower U.S. and non-U.S. revenue. In the U.S., revenue was $242.6 million, or 6% lower compared to the same period in the prior year, primarily reflecting a decline in rated issuance volumes in the bank loan sector as higher borrowing costs suppressed refinancing activity. These declines were partially offset by growth in corporate bond revenue (both investment-grade and speculative-grade) resulting from M&A-driven financing coupled with benefits from favorable changes in product mix and pricing increases. Non-U.S. revenue of $112.8 million declined 15% compared to the same period in the prior year, mainly due to lower leveraged finance rated issuance in EMEA resulting from issuers in the region being well funded coupled with unattractive pricing in the sector suppressing refinancing activity. Transaction Revenue represented 70% and 73% of total CFG revenue in the first quarter of 2019 and 2018, respectively.

Global SFG revenue of $100.7 million in the first quarter of 2019 decreased $17.1 million, or 15%, compared to the same period in 2018. In the U.S., revenue of $62.2 million decreased $11.8 million compared to the same period in 2018, reflecting a decline in refinancing activity in the CLO asset class as wider credit spreads suppressed issuance. Additionally, the decline in U.S. revenue also reflected lower CMBS revenue primarily resulting from an unfavorable mix of deals. Non-U.S. revenue in the first quarter of 2019 of $38.5 million decreased $5.3 million compared to the same period in the prior year primarily reflecting declines across most asset classes in EMEA, as uncertainties relating to Brexit and the regulatory environment resulted in postponement of certain securitization transactions. Transaction Revenue was 57% of total SFG revenue in the first quarter of 2019 compared to 63% in the same period in 2018. Changes in FX translation rates unfavorably impacted SFG revenue by two percentage points.

Global FIG revenue of $115.8 million in the first quarter of 2019 increased modestly compared to the same period in the prior year, with growth in non-U.S. revenue being mostly offset by declines in the U.S. Non-U.S. revenue was $69.8 million in the first quarter of 2019, up 6% compared to the same period in 2018, mainly due to higher banking revenue in Asia-Pacific. In the U.S., revenue of $46.0 million decreased 5% compared to the same period in the prior year primarily reflecting lower rated issuance volumes in the insurance sector. Transaction revenue was 41% of total FIG revenue in the first quarter of 2019, compared to 44% in the same period in 2018. Changes in FX translation rates unfavorably impacted FIG revenue by two percentage points.

Global PPIF revenue was $92.7 million in the first quarter of 2019 and decreased modestly compared to the first quarter of 2018 with declines in non-U.S. revenue being mostly offset by growth in the U.S. Outside the U.S., PPIF revenue was $32.5 million in the first quarter of 2019 and declined $7.3 million compared to a strong prior year comparative period primarily due to declines in public and infrastructure finance in EMEA. In the U.S., revenue in the first quarter of 2019 was $60.2 million, an increase of $6.8 million compared to the same period in 2018, primarily due to higher public and infrastructure finance revenue relative to a challenging prior year period. Transaction Revenue was 59% in the first quarter of 2019, compared to 58% in the same period of 2018. Changes in FX translation rates unfavorably impacted PPIF revenue by two percentage points.

Operating and SG&A expenses in the first quarter of 2019 increased $9.0 million compared to the same period in 2018 and reflected an approximate $15 million increase in compensation costs partially offset by an approximate $6 million decrease in non-compensation costs. The increase in compensation costs primarily reflects higher salaries and employee benefits reflecting hiring activity and merit increases in 2018. The decline in non-compensation costs primarily reflects lower legal costs partially offset by higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.

Adjusted Operating Income and operating income in the first quarter of 2019, which includes intersegment royalty revenue and intersegment expenses, were $385.6 million and $365.9 million, respectively, down $53.7 million and $56.6 million, respectively, compared to the same period in the prior year. Adjusted Operating Margin in the first quarter of 2019 was 54.9%, or 370BPS lower than the prior year. Operating margin was 52.1% in the first quarter of 2019, compared to 56.4% in the same period in the prior year.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Research, data and analytics (RD&A)	$307.7	$267.1	15%
Enterprise risk solutions (ERS)	121.9	102.2	19%
Professional services (PS)	42.4	37.5	13%

Total external revenue	472.0	406.8	16%

Intersegment revenue	2.4	5.0	(52%)

Total MA Revenue	474.4	411.8	15%

Expenses:
Operating and SG&A (external)	308.8	280.6	(10%)
Operating and SG&A (intersegment)	32.3	29.8	(8%)

Adjusted Operating Income	133.3	101.4	31%

Restructuring	2.8	—	NM
Depreciation and amortization	33.3	32.3	(3%)
Acquisition-Related Expenses	1.4	0.8	(75%)

Operating income	$95.8	$68.3	40%

Adjusted Operating Margin	28.1%	24.6%
Operating margin	20.2%	16.6%

The following is a discussion of external MA revenue and operating expenses:

Pursuant to organizational/product realignments in the first quarter of 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

Global MA revenue increased $65.2 million, or 16%, compared to the same period in 2018 reflecting strong growth across all LOBs. The acquisitions of Reis and Omega Performance contributed approximately $11 million of revenue, or three percentage points of the growth. Recurring revenue comprised 85% of total MA revenue in both the first quarter of 2019 and 2018, respectively. Changes in FX translation rates unfavorably impacted MA revenue by three percentage points.

In the U.S., revenue of $200.9 million in the first quarter of 2019 increased $36.6 million, reflecting growth across all LOBs, most notably in RD&A.

Non-U.S. revenue of $271.1 million in the first quarter of 2019 was $28.6 million higher than in the same period in 2018 reflecting growth in RD&A and ERS. Changes in FX translation rates unfavorably impacted non-U.S. MA revenue by five percentage points.

Global RD&A revenue of $307.7 million increased $40.6 million, or 15%, over the prior year period. RD&A revenue in the first quarter of 2019 included approximately $9 million of revenue, or three percentage points of the growth, from the Reis acquisition. RD&A revenue growth was also favorably impacted by a $10 million reduction of revenue in the prior year relating to a deferred revenue adjustment required as part of acquisition accounting for Bureau van Dijk. Organic RD&A revenue growth reflected strong results in the credit research and rating data feeds product lines, where enhanced content on the new CreditView platform and continued alignment of usage and licensing parameters have generated higher fees. Additionally, the growth in the first quarter of 2019 reflected higher revenue from Bureau van Dijk (notwithstanding the aforementioned deferred revenue adjustment) as a result of increased market demand for data to fulfill compliance requirements across multiple customer segments. U.S. revenue of $134.8 million and non-U.S. revenue of $172.9 million in the first quarter of 2019 increased 20% and 12%, respectively, compared to the same period in 2018. Changes in FX translation rates unfavorably impacted RD&A revenue by four percentage points.

Global ERS revenue of $121.9 million in the first quarter of 2019 increased $19.7 million, or 19%, compared to the same period in 2018. The growth reflects increases across all regions primarily due to the ongoing demand for SaaS-based CECL solutions coupled with increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts. The growth also reflects benefits from pricing increases in ERS’s recurring revenue base, which together resulted in an approximate $15 million increase in revenue from subscription-based products. Revenue from one-time licenses and services also grew by approximately $6 million mainly from the implementation of insurance modeling solutions. In the U.S., revenue of $48.4 million in the first quarter of 2019 increased 26% compared to the same period in the prior year. Non-U.S. revenue of $73.5 million in the first quarter of 2019 increased 15% compared to the same period in the prior year. Changes in FX translation rates unfavorably impacted ERS revenue by three percentage points.

Global PS revenue of $42.4 million in the first quarter of 2019 increased $4.9 million compared to the same period in 2018 with approximately half of the growth reflecting revenue from the acquisition of Omega Performance. The increase compared to the prior year also reflects organic growth in online learning solutions coupled with growth from outsourced analytical and research services. In the U.S., revenue in the first quarter of 2019 was $17.7 million, up 34% compared to the same period in 2018. Non-U.S. revenue in the first quarter of 2019 was $24.7 million, up 2% compared to the same period in 2018. Changes in FX translation rates unfavorably impacted PS revenue by three percentage points.

Operating and SG&A expenses in the first quarter of 2019 increased $28.2 million compared to the same period in 2018. This growth reflected increases in both compensation and non-compensation costs of approximately $22 million and $6 million, respectively, and included approximately $9 million in inorganic expense growth from the acquisitions of Reis and Omega Performance. Organic growth in compensation costs primarily reflects hiring activity and merit increases in 2018. Organic growth in non-compensation expenses primarily reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.

Adjusted Operating Income was $133.3 million in the first quarter of 2019 and increased $31.9 million compared to the same period in 2018. Operating income of $95.8 million in the first quarter of 2019 increased $27.5 million compared to the same period in 2018. Adjusted Operating Margin in the first quarter of 2019 was 28.1%, up 350BPS from the same period in 2018. Operating margin was 20.2% in the first quarter of 2019, up 360BPS from the same period in the prior year. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flow. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2019	2018
Net cash provided by operating activities	$367.1	$391.5	$(24.4)
Net cash used in investing activities	$(7.2)	$(18.5)	$11.3
Net cash used in financing activities	$(848.8)	$(182.3)	$(666.5)
Free Cash Flow (1)	$347.1	$376.5	$(29.4)

(1)

Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The decline in net cash flows from operating activities in the first quarter of 2019 was primarily due to the decrease in operating income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion).

Net cash used in investing activities

The $11.3 million decrease in cash flows used in investing activities compared to 2018 primarily reflects $5.7 million in cash received in the first quarter of 2018 from a notes receivable issued in connection with a disposal of a subsidiary coupled with a $5.0 million increase in capital additions.

Net cash used in financing activities

The $666.5 million increase in cash used in financing activities was primarily attributed to:

•	the repayment of $450 million for the 2014 Senior Notes (5-year), partially offset by higher net issuance of CP of approximately $358 million; and

•

higher cash paid for share repurchases in 2019 of approximately $530 million, which includes a $125 million payment for shares made under the ASR agreement that were retained by a financial institution counterparty until final settlement of the contract in April 2019.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1.3 billion at March 31, 2019 consisted of approximately $1.1 billion located outside of the U.S. Approximately 33% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

Indebtedness

At March 31, 2019, Moody’s had $5.5 billion of outstanding debt and approximately $680 million of additional borrowing capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At March 31, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At March 31, 2019, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at March 31, 2019 is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	Commercial Paper	Total
2019 (After March 31)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$320.0	$320.0
2020	500.0	—	—	—	—	—	—	—	—	—	—	—	500.0
2021	—	—	—	—	—	500.0	—	—	300.0	—	—	—	800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	—	500.0
2023	—	—	—	—	—	—	500.0	—	—	—	—	—	500.0
Thereafter	—	—	500.0	600.0	561.4	—	—	500.0	—	400.0	400.0	—	2,961.4

Total	$500.0	$500.0	$500.0	$600.0	$561.4	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$320.0	$5,581.4

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

On April 15, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.50 per share of Moody’s common stock, payable June 10, 2019 to shareholders of record at the close of business on May 20, 2019. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

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

Off-Balance Sheet Arrangements

At March 31, 2019, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of March 31, 2019:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$7,735.7	$530.3	$1,672.0	$1,768.9	$3,764.5
Operating lease obligations	694.5	107.1	199.4	161.3	226.7
Purchase obligations	171.4	104.1	67.3	—	—
Pension obligations (2)	138.8	4.4	42.7	25.4	66.3

Total (3)	$8,740.4	$745.9	$1,981.4	$1,955.6	$4,057.5

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 17 to the condensed consolidated financial statements.
(2)	Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 16 to the condensed consolidated financial statements.
(3)

The table above does not include the Company’s net long-term tax liabilities of $474.5 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. The table above also does not include an additional $119.0 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017, which the Company had elected to pay in eight annual installments.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization, restructuring, and Acquisition-Related Expenses. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses on an annual basis in both the current and prior years, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. Management believes that the exclusion of depreciation and amortization, restructuring charges, and Acquisition-Related Expenses, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended
	March 31,
	2019	2018
Operating income	$461.7	$490.8
Adjustments:
Restructuring	5.5	—
Depreciation and amortization	50.3	49.1
Acquisition-Related Expenses	1.4	0.8

Adjusted Operating Income	$518.9	$540.7

Operating margin	40.4%	43.6%
Adjusted Operating Margin	45.4%	48.0%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:

The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of amortization of acquired intangible assets, Acquisition-Related Expenses and restructuring charges.

The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. Additionally, Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-related expenses from other acquisitions were not material.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended March 31,
Amounts in millions	2019		2018
Net income attributable to Moody’s common shareholders		$372.9		$372.9
Pre-Tax Acquisition-Related Expenses	$1.4		$0.8
Tax on Acquisition-Related Expenses	(0.3)		(0.2)

Net Acquisition-Related Expenses (1)		1.1		0.6
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$26.4		$25.7
Tax on Acquisition-Related Intangible Amortization Expenses	(6.1)		(5.9)

Net Acquisition-Related Intangible Amortization Expenses		20.3		19.8
Pre-Tax Restructuring	$5.5		$—
Tax on Restructuring	(1.4)		—

Net Restructuring		4.1		—

Adjusted Net Income		$398.4		$393.3

	Three Months Ended March 31,
	2019		2018
Earnings per share attributable to Moody’s common shareholders		$1.93		$1.92
Pre-Tax Acquisition-Related Expenses	$0.01		$—
Tax on Acquisition-Related Expenses	—		—

Net Acquisition-Related Expenses (1)		0.01		—
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.14		$0.13
Tax on Acquisition-Related Intangible Amortization Expenses	(0.03)		(0.03)

Net Acquisition-Related Intangible Amortization Expenses		0.11		0.10
Pre-Tax Restructuring	$0.03		$—
Tax on Restructuring	(0.01)		—

Net Restructuring		0.02		—

Adjusted Diluted EPS		$2.07		$2.02

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

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$367.1	$391.5
Capital additions	(20.0)	(15.0)

Free Cash Flow	$347.1	$376.5

Net cash used in investing activities	$(7.2)	$(18.5)
Net cash used in financing activities	$(848.8)	$(182.3)

Recently Issued Accounting Standards

Refer to Note 21 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

Contingencies

Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - “Financial Statements”, Note 19 “Contingencies.”

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

The regulatory landscape has changed rapidly in recent years, and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for credit ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the European Commission published a report concluding that no new EU legislation was needed for the industry at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In addition, from time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation. In the first quarter of 2019, ESMA published final guidelines on the submission of periodic information to ESMA by CRAs as well as its work program for 2019. In its work program, ESMA identified its supervisory priorities for 2019 to include the quality of the rating process, portfolio risk (defined by ESMA as the ability of a CRA to rank-order rated issuers or instruments by relative credit risk) and cybersecurity. This will be in addition to its ongoing work on Brexit and fees charged by CRAs. Finally, ESMA published, for comment, proposed guidelines on disclosure requirements for CRAs, including a chapter with the objective of improving transparency in disclosures where Environmental, Social and Governance (ESG) factors are key underlying elements of a credit rating.

Separately, on June 23, 2016, the U.K. voted through a referendum to exit the EU. The U.K. officially launched the exit process by submitting its Article 50 letter to the EU, informing it of the U.K.’s intention to exit. The submission of this letter started the clock on the negotiation of the terms of exit, which originally was expected to take up to two years, but is taking longer.

The longer-term impacts of the decision to leave the EU on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the EU. In the interim, the EU CRA regulatory framework will remain in place and firms must continue to abide by their existing obligations with ESMA as the regulator of EU-registered CRAs. Legislation is currently in place in the U.K that would come into force in the event of the U. K’s withdrawal from the EU without an agreement, and which would substantially mirror the EU CRA legislation under the supervision of the Financial Conduct Authority, which has been designated to be the U.K. regulator for U.K. CRAs after exit.

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

In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, these regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and/or interpretation of existing regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based credit rating agencies. For example, governments may from time to time establish official CRAs or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of CRAs has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2 “MD&A”, commencing on page 44 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by law. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to the U.K.’s planned withdrawal from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2018, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2018:

Cross-currency swaps designated as a net investment hedges:

In March 2019, the Company entered into cross-currency swaps to exchange an aggregate amount of €663.6 million with corresponding EUR fixed interest rates for an aggregate amount of $750.0 million with corresponding USD fixed interest rates. Additionally, the Company entered into cross-currency swaps to exchange an aggregate amount of €221.0 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $250.0 million with corresponding interest based on the floating 3-month USD LIBOR. Both types of swaps were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $101 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.

Interest rate swaps designated as fair value hedges:

Furthermore, in the first quarter of 2019, the Company entered into interest rate swaps with a notional amount of $250 million to convert the fixed rate of interest on the 2.625% 2017 Senior Notes due 2023 to a floating interest rate based on the 3-month USD LIBOR. A hypothetical change of 100 BPS in the USD LIBOR-based swap rate would result in an approximate $10 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.

Refer to Note 10 to the condensed consolidated financial statements in this Form 10-Q and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018 for further discussion on the Company’s derivative financial instruments.

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

Except as described below, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2019.

During the first quarter of 2019, the Company implemented internal controls relating to the New Lease Accounting Standard, which was adopted by Moody’s on January 1, 2019.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 19 “Contingencies” in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes since December 31, 2018 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

MOODY’S PURCHASES OF EQUITY SECURITIES

For the Three Months Ended March 31, 2019

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2) (3)
January 1 - 31	356,523	$149.12	356,523	$	1,271.1 million
February 1 - 28	2,338,101	$168.94	2,337,846	$	751.1 million
March 1 - 31	419,487	$—	—	$	751.1 million

Total	3,114,111	$166.32	2,694,369

(1)

Includes surrender to the Company of 255 and 419,487 shares of common stock in February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)

As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program. Additionally, in October 2018, the Board authorized an additional $1.0 billion share repurchase program which commenced during the first quarter of 2019 following the completion of the 2015 repurchase program. There is no established expiration date for the remaining authorization.

(3)	Pursuant to an ASR executed in February 2019, the Company paid $500 million to a counterparty and received an initial delivery of 2.2 million shares of its common stock.

During the first quarter of 2019, Moody’s issued 1.4 million shares under employee stock-based compensation plans.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit No.	Description

3	ARTICLES OF INCORPORATION AND BY-LAWS

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

10	MATERIAL CONTRACTS

.1*	Amendment to the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017)

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

MOODY’S CORPORATION

	By:	/ S / MARK KAYE
Mark Kaye
Senior Vice President and Chief Financial Officer (principal financial officer)

	By:	/ S / CAROLINE SULLIVAN
Caroline Sullivan
Senior Vice President and Corporate Controller (principal accounting officer)

Date: May 1, 2019