Form 10-Q
period 2019-06-30
MOODYS CORP /DE/
filed 2019-08-02
CIK 1059556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14037

Moody’s Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3998945
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 World Trade Center at 250 Greenwich Street, New York, NY	10007
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(212)553-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MCO	New York Stock Exchange LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit such files. Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Shares Outstanding at June 30, 2019
189.2 million

MOODY’S CORPORATION

GLOSSARY OF TERMS AND ABBREVIATIONS

The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)
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

CRAs	Credit rating agencies
DBPP	Defined benefit pension plans
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services
ESG	Environmental, Social, and Governance
ESMA	European Securities and Markets Authority
ETR	Effective tax rate
EU	European Union
EUR	Euros
EURIBOR	The Euro Interbank Offered Rate
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
ICRA

ICRA Limited; a provider of credit ratings and research in India. ICRA is a public company with its shares listed on the Bombay Stock Exchange and the National Stock Exchange of India. The Company previously held 28.5% equity ownership and in June 2014, increased that ownership stake to over 50% through the acquisition of additional shares

IRS	Internal Revenue Service

IT	Information technology
KIS	Korea Investors Service, Inc; a Korean rating agency and consolidated subsidiary of the Company
KIS Pricing	Korea Investors Service Pricing, Inc; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company
KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company
Korea	Republic of South Korea
LIBOR	London Interbank Offered Rate
LOB	Line of business
M&A	Mergers and acquisitions
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

MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service – a reportable segment of MCO; consists of five LOBs – SFG, CFG, FIG, PPIF and MIS Other
MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
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

Reform Act	Credit Rating Agency Reform Act of 2006
REIT	Real Estate Investment Trust
Reis, Inc. (Reis)	A provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
Vigeo Eiris	A provider of in ESG research, data and assessments, acquired by the Company on April 12, 2019.
2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020
2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019, repaid in 2019
2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes issued March 9, 2015 pursuant to the 2015 Indenture; repaid in 2018
2017 Floating Rate Senior Notes	Principal amount of $300 million, floating rate senior unsecured notes due in September 2018
2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes due June 7, 2021
2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$1,213.6	$1,175.1	$2,355.7	$2,301.8
Expenses
Operating	339.9	320.2	681.6	635.1
Selling, general and administrative	274.7	270.5	556.2	541.6
Restructuring	53.8	-	59.3	-
Depreciation and amortization	51.0	48.4	101.3	97.5
Acquisition-Related Expenses	2.0	2.0	3.4	2.8
Impairment pursuant to the planned divestiture of MAKS	8.7	-	8.7	-
Total expenses	730.1	641.1	1,410.5	1,277.0
Operating income	483.5	534.0	945.2	1,024.8
Non-operating (expense) income, net
Interest expense, net	(50.6)	(53.4)	(103.1)	(104.1)
Other non-operating income, net	0.4	14.9	2.7	15.9
Total non-operating expense, net	(50.2)	(38.5)	(100.4)	(88.2)
Income before provisions for income taxes	433.3	495.5	844.8	936.6
Provision for income taxes	121.3	117.6	159.2	181.9
Net income	312.0	377.9	685.6	754.7
Less: Net income attributable to noncontrolling interests	1.7	1.7	2.4	5.6
Net income attributable to Moody's	$310.3	$376.2	$683.2	$749.1
Earnings per share attributable to Moody's common shareholders
Basic	$1.64	$1.96	$3.60	$3.91
Diluted	$1.62	$1.94	$3.56	$3.85
Weighted average number of shares outstanding
Basic	189.4	191.9	189.9	191.6
Diluted	191.3	194.4	192.1	194.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in millions)

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$312.0			$377.9
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$41.6	$-	41.6	$(286.9)	$-	(286.9)
Net (losses) gains on net investment hedges	(37.0)	7.8	(29.2)	36.6	(9.2)	27.4
Cash Flow Hedges:
Reclassification of losses (gains) included in net income	0.1	-	0.1	(0.1)	-	(0.1)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	0.8	(0.2)	0.6	1.0	(0.3)	0.7
Net actuarial gains and prior service costs	(2.8)	0.7	(2.1)	1.6	(0.4)	1.2
Total other comprehensive income (loss)	$2.7	$8.3	$11.0	$(247.8)	$(9.9)	$(257.7)
Comprehensive income			323.0			120.2
Less: comprehensive income (loss) attributable to noncontrolling interests			3.4			(3.2)
Comprehensive Income Attributable to Moody's			$319.6			$123.4

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$685.6			$754.7
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$14.9	$-	14.9	$(150.8)	$-	(150.8)
Net (losses) gains on net investment hedges	(6.6)	0.9	(5.7)	22.1	(5.6)	16.5
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	-	-	-	1.9	(0.4)	1.5
Reclassification of losses (gains) included in net income	0.1	-	0.1	(0.2)	-	(0.2)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1.6	(0.4)	1.2	2.4	(0.7)	1.7
Net actuarial gains and prior service costs	(1.7)	0.4	(1.3)	1.6	(0.4)	1.2
Total other comprehensive income (loss)	$8.3	$0.9	$9.2	$(123.0)	$(7.1)	$(130.1)
Comprehensive income			694.8			624.6
Less: comprehensive income attributable to noncontrolling interests			11.6			5.7
Comprehensive Income Attributable to Moody's			$683.2			$618.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in millions, except per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,195.9	$1,685.0
Short-term investments	119.5	132.5
Accounts receivable, net of allowances of $ 44.8 in 2019 and $ 43.5 in 2018	1,245.3	1,287.1
Other current assets	335.8	282.3
Assets held for sale	258.1	-
Total current assets	3,154.6	3,386.9
Property and equipment, net of accumulated depreciation of $797.0 in 2019 and $ 790.2 in 2018	300.4	320.4
Operating lease right-of-use assets	476.8	-
Goodwill	3,664.9	3,781.3
Intangible assets, net	1,486.0	1,566.1
Deferred tax assets, net	191.4	197.2
Other assets	317.5	274.3
Total assets	$9,591.6	$9,526.2
LIABILITIES, NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$588.7	$695.2
Current portion of operating lease liabilities	89.1	-
Commercial paper	129.9	-
Current portion of long-term debt	-	449.9
Deferred revenue	952.3	953.4
Liabilities held for sale	79.9	-
Total current liabilities	1,839.9	2,098.5
Non-current portion of deferred revenue	118.5	122.3
Long-term debt	5,258.0	5,226.1
Deferred tax liabilities, net	348.6	351.7
Uncertain tax positions	450.2	494.6
Operating lease liabilities	510.2	-
Other liabilities	491.5	576.5
Total liabilities	9,016.9	8,869.7
Contingencies (Note 20)	-	-
Shareholders' equity:
Preferred stock, par value $ 0.01 per share and, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Series Common Stock, par value $0.01 per share and, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2019 and December 31, 2018, respectively.	3.4	3.4
Capital surplus	574.5	600.9
Retained earnings	9,107.7	8,594.4
Treasury stock, at cost; 153,740,656 and 151,598,695 shares of common stock at June 30, 2019 and December 31, 2018, respectively	(8,886.7)	(8,312.5)
Accumulated other comprehensive loss	(446.1)	(426.3)
Total Moody's shareholders' equity	352.8	459.9
Noncontrolling interests	221.9	196.6
Total shareholders' equity	574.7	656.5
Total liabilities, noncontrolling interests and shareholders' equity	$9,591.6	$9,526.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$685.6	$754.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	101.3	97.5
Stock-based compensation	69.9	69.5
Deferred income taxes	(3.0)	(12.1)
ROU Asset impairment & other non-cash restructuring charge	28.9	-
Impairment pursuant to the planned divestiture of MAKS	8.7	-
Changes in assets and liabilities:
Accounts receivable	30.4	17.8
Other current assets	(58.2)	(10.2)
Other assets	(28.6)	(14.3)
Lease obligations	(3.8)	-
Accounts payable and accrued liabilities	(95.9)	(163.2)
Deferred revenue	(8.1)	55.3
Unrecognized tax benefits and other non-current tax liabilities	(15.4)	(33.6)
Other liabilities	42.7	15.9
Net cash provided by operating activities	754.5	777.3
Cash flows from investing activities
Capital additions	(38.7)	(37.9)
Purchases of investments	(69.9)	(92.2)
Sales and maturities of investments	92.5	79.1
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	-	5.7
Cash paid for acquisitions, net of cash acquired	(36.7)	-
Net cash used in investing activities	(52.8)	(45.3)
Cash flows from financing activities
Issuance of notes	-	299.6
Repayment of notes	(450.0)	(450.0)
Issuance of commercial paper	942.4	359.4
Repayment of commercial paper	(815.0)	(399.4)
Proceeds from stock-based compensation plans	28.8	36.9
Repurchase of shares related to stock-based compensation	(74.9)	(61.5)
Treasury shares	(615.2)	(81.0)
Dividends	(189.0)	(168.6)
Dividends to noncontrolling interests	(0.8)	(1.3)
Payment for noncontrolling interest	(12.3)	-
Debt issuance costs, extinguishment costs and related fees	-	(1.7)
Net cash used in financing activities	(1,186.0)	(467.6)
Reclassification of cash to assets held for sale	(8.0)	-
Effect of exchange rate changes on cash and cash equivalents	3.2	(21.4)
Decrease in cash and cash equivalents	(489.1)	243.0
Cash and cash equivalents, beginning of period	1,685.0	1,071.5
Cash and cash equivalents, end of period	$1,195.9	$1,314.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non-Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2018	342.9	$3.4	$506.6	$7,913.0	(151.0)	$(8,171.4)	$(51.9)	$199.7	$220.3	$420.0
Net income				376.2				376.2	1.7	377.9
Dividends ($0.44 per share)				(84.6)				(84.6)		(84.6)
Stock-based compensation			34.3					34.3		34.3
Shares issued for stock-based compensation plans at average cost, net			(2.3)		0.2	10.1		7.8		7.8
Treasury shares repurchased					(0.2)	(37.6)		(37.6)		(37.6)
Currency translation adjustment and net gain on net investment hedges (net of tax of $ 9.2 million)							(254.7)	(254.7)	(4.8)	(259.5)
Net actuarial gains and prior service cost (net of tax of $0.4 million)							1.2	1.2		1.2
Amortization of prior service costs and actuarial losses, (net of tax of $0.3 million)							0.7	0.7		0.7
Net realized gain (loss) on cash flow hedges							(0.1)	(0.1)		(0.1)
Balance at June 30, 2018	342.9	$3.4	$538.6	$8,204.6	(151.0)	$(8,198.9)	$(304.8)	$242.9	$217.2	$460.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' (Deficit) Equity	Non-Controlling Interests	Total Shareholders' (Deficit) Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	342.9	$3.4	$528.6	$7,465.4	(151.9)	$(8,152.9)	$(172.2)	$(327.7)	$212.8	$(114.9)
Net income				749.1				749.1	5.6	754.7
Dividends ($0.88 per share)				(168.3)				(168.3)	(1.4)	(169.7)
Adoption of New Revenue Accounting Standard				156.1				156.1		156.1
Adoption of ASU 2016-01 relating to financial instruments				2.3			(2.3)	-		-
Stock-based compensation			69.5					69.5		69.5
Shares issued for stock-based compensation plans at average cost, net			(59.5)		1.4	35.0		(24.5)		(24.5)
Treasury shares repurchased					(0.5)	(81.0)		(81.0)		(81.0)
Currency translation adjustment and net gain on net investment hedges (net of tax of $ 5.6 million)							(134.5)	(134.5)	0.2	(134.3)
Net actuarial gains and prior service cost (net of tax of $ 0.4 million)							1.2	1.2		1.2
Amortization of prior service costs and actuarial losses, (net of tax of $0.7 million)							1.7	1.7		1.7
Net realized gain on cash flow hedges (net of tax of $0.4 million)							1.3	1.3		1.3
Balance at June 30, 2018	342.9	$3.4	$538.6	$8,204.6	(151.0)	$(8,198.9)	$(304.8)	$242.9	$217.2	$460.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non-Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2019	342.9	$3.4	$435.7	$8,893.6	(153.3)	$(8,754.0)	$(455.5)	$123.2	$201.8	$325.0
Net income				310.3				310.3	1.7	312.0
Dividends ($0.50 per share)				(96.2)				(96.2)	(0.6)	(96.8)
Stock-based compensation			34.3					34.3		34.3
Shares issued for stock-based compensation plans at average cost, net			(5.1)		0.3	18.6		13.5		13.5
Non-controlling interest resulting from majority acquisition of Vigeo Eiris									17.4	17.4
Treasury shares repurchased			109.6		(0.7)	(151.3)		(41.7)		(41.7)
Currency translation adjustment and net gain on net investment hedges (net of tax benefit of $7.8 million)							10.8	10.8	1.6	12.4
Net actuarial losses and prior service cost (net of tax of $0.7 million)							(2.1)	(2.1)		(2.1)
Amortization of prior service costs and actuarial losses, (net of tax of $0.2 million)							0.6	0.6		0.6
Net realized gain on cash flow hedges							0.1	0.1		0.1
Balance at June 30, 2019	342.9	$3.4	$574.5	$9,107.7	(153.7)	$(8,886.7)	$(446.1)	$352.8	$221.9	$574.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non-Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	342.9	$3.4	$600.9	$8,594.4	(151.6)	$(8,312.5)	$(426.3)	$459.9	$196.6	$656.5
Net income				683.2				683.2	2.4	685.6
Dividends ($1.00 per share)				(189.7)				(189.7)	(0.8)	(190.5)
Adoption of ASU 2018-02 (See Note 1)				19.8			(19.8)	-		-
Stock-based compensation			70.1					70.1		70.1
Shares issued for stock-based compensation plans at average cost, net			(71.4)		1.3	25.3		(46.1)		(46.1)
Purchase of noncontrolling interest			(9.4)					(9.4)	(2.9)	(12.3)
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								-	17.4	17.4
Treasury shares repurchased			(15.7)		(3.4)	(599.5)		(615.2)		(615.2)
Currency translation adjustment and net gain on net investment hedges (net of tax of $0.9 million)							-	-	9.2	9.2
Net actuarial gains and prior service cost (net of tax of $0.4 million)							(1.3)	(1.3)		(1.3)
Amortization of prior service costs and actuarial losses, (net of tax of $0.4 million)							1.2	1.2		1.2
Net realized gain on cash flow hedges							0.1	0.1		0.1
Balance at June 30, 2019	342.9	$3.4	$574.5	$9,107.7	(153.7)	$(8,886.7)	$(446.1)	$352.8	$221.9	$574.7

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

Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into an agreement to sell the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS will continue to be reported within the MA segment (and PS LOB) until the closing of the transaction, which is expected to occur in the second half of 2019.

These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2018 annual report on Form 10-K filed with the SEC on February 25, 2019. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

Adoption of New Accounting Standards

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and has elected to apply the provisions of the New Lease Accounting Standard on the date of adoption with adjustments to the assets and liabilities on its opening balance sheet, with no cumulative-effect adjustment to the opening balance of retained earnings required. Accordingly, the Company did not restate prior year comparative periods for the impact of the New Lease Accounting Standard. The New Lease Accounting Standard requires lessees to recognize an ROU Asset and lease liability for all leases with terms of more than 12 months. The Company has elected the package of practical expedients permitted under the transition guidance within the New Lease Accounting Standard, which permits the Company not to reassess the following for any expired or existing contracts: i) whether any contracts contain leases; ii) lease classification (i.e. operating lease or finance/capital lease); and iii) initial direct costs.

The adoption of the New Lease Accounting Standard resulted in the recognition of an ROU Assets and lease liabilities of approximately $518 million and $622 million, respectively, at January 1, 2019, consisting primarily of operating leases relating to office space. Pursuant to this transition adjustment, the Company also recognized approximately $150 million and approximately $125 million in additional deferred tax assets and liabilities, respectively. Compared to previous guidance, the New Lease Accounting Standard does not significantly change the method by which a lessee should recognize, measure and present expenses and cash flows arising from a lease. Refer to Note 2 for a more fulsome description of the Company’s accounting policy relating to the New Lease Accounting Standard, which includes a discussion relating to the pattern of operating lease expense recognition (both prior to and subsequent to an impairment of a ROU Asset).

In the first quarter of 2019, the Company adopted ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current GAAP, adjustments to deferred tax assets and liabilities related to a change in tax laws or rates are included in income from continuing operations, even in situations where the related items were originally recognized in OCI (commonly referred to as a “stranded tax effect”). The provisions of this ASU permit the reclassification of the stranded tax effect related to the Tax Act from AOCI to retained earnings. In the first quarter of 2019, the Company reclassified $19.8 million of tax benefits from AOCI to retained earnings relating to the aforementioned stranded tax effect of the Tax Act.

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

MIS	As previously reported	Reclassification	As Reclassified	MA	As previously reported	Reclassification	As Reclassified
CFG				RD&A
Q1	$377.7	$11.9	$389.6	Q1	$269.2	$(2.1)	$267.1
Q2	377.6	13.4	391.0	Q2	279.9	(4.0)	275.9
Q3	296.1	11.2	307.3	Q3	282.6	(2.3)	280.3
Q4	282.7	8.6	291.3	Q4	302.4	(5.3)	297.1
Full year 2018	$1,334.1	$45.1	$1,379.2	Full year 2018	$1,134.1	$(13.7)	$1,120.4

SFG				ERS
Q1	$129.7	$(11.9)	$117.8	Q1	$100.1	$2.1	$102.2
Q2	141.6	(13.4)	128.2	Q2	105.5	4.0	109.5
Q3	125.4	(11.2)	114.2	Q3	113.0	2.3	115.3
Q4	129.8	(8.6)	121.2	Q4	118.8	5.3	124.1
Full year 2018	$526.5	$(45.1)	$481.4	Full year 2018	$437.4	$13.7	$451.1

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2019, the Company adopted the New Lease Accounting Standard as more fully discussed in Note 1. Accordingly, the Company revised its lease accounting policy to reflect the provisions of the new standard, which is discussed below. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2018 remain unchanged. Additionally, refer to Note 19 for additional disclosures relating to the Company’s lease obligations.

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

NOTE 3. REVENUES

Revenue by Category

The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MIS:
Corporate finance (CFG) (1)
Investment-grade	$95.8	$72.4	$193.2	$159.6
High-yield	68.2	58.7	125.5	116.6
Bank loans	83.5	121.3	156.1	231.4
Other accounts (2)	139.9	138.6	268.0	273.0
Total CFG	387.4	391.0	742.8	780.6
Structured finance (SFG) (1)
Asset-backed securities	25.6	27.9	48.8	56.1
RMBS	24.1	26.8	47.6	51.1
CMBS	20.4	18.2	38.1	39.5
Structured credit	41.0	54.5	76.2	97.9
Other accounts	1.0	0.8	2.1	1.4
Total SFG	112.1	128.2	212.8	246.0
Financial institutions (FIG)
Banking	84.6	77.3	164.2	154.3
Insurance	28.1	32.9	57.1	61.2
Managed investments	9.5	7.2	13.5	12.9
Other accounts	3.0	3.2	6.2	6.5
Total FIG	125.2	120.6	241.0	234.9
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	53.0	51.7	99.2	98.6
Project and infrastructure	55.6	56.4	102.1	102.7
Total PPIF	108.6	108.1	201.3	201.3
Total ratings revenue	733.3	747.9	1,397.9	1,462.8
MIS Other	5.1	4.4	10.6	9.4
Total external revenue	738.4	752.3	1,408.5	1,472.2
Intersegment royalty	33.0	30.6	65.3	60.4
Total MIS	771.4	782.9	1,473.8	1,532.6
MA:
Research, data and analytics (RD&A) (3)	315.3	275.9	623.0	543.0
Enterprise risk solutions (ERS) (3)	117.7	109.5	239.6	211.7
Professional services (PS)	42.2	37.4	84.6	74.9
Total external revenue	475.2	422.8	947.2	829.6
Intersegment revenue	2.2	2.4	4.6	7.4
Total MA	477.4	425.2	951.8	837.0
Eliminations	(35.2)	(33.0)	(69.9)	(67.8)
Total MCO	$1,213.6	$1,175.1	$2,355.7	$2,301.8

(1) Pursuant to certain organizational realignments in the first half of 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.

(2) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

(3) Pursuant to organizational/product realignments in the first half of 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MIS:
Corporate finance (CFG) (1)	$242.6	$144.8	$387.4	$255.2	$135.8	$391.0
Structured finance (SFG) (1)	71.9	40.2	112.1	80.4	47.8	128.2
Financial institutions (FIG)	52.2	73.0	125.2	54.4	66.2	120.6
Public, project and infrastructure finance (PPIF)	69.4	39.2	108.6	61.1	47.0	108.1
Total ratings revenue	436.1	297.2	733.3	451.1	296.8	747.9
MIS Other	0.1	5.0	5.1	0.1	4.3	4.4
Total MIS	436.2	302.2	738.4	451.2	301.1	752.3
MA:
Research, data and analytics (RD&A) (2)	137.8	177.5	315.3	118.2	157.7	275.9
Enterprise risk solutions (ERS) (2)	46.1	71.6	117.7	42.6	66.9	109.5
Professional services (PS)	17.8	24.4	42.2	13.4	24.0	37.4
Total MA	201.7	273.5	475.2	174.2	248.6	422.8
Total MCO	$637.9	$575.7	$1,213.6	$625.4	$549.7	$1,175.1

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MIS:
Corporate finance (CFG) (1)	$485.2	$257.6	$742.8	$512.5	$268.1	$780.6
Structured finance (SFG) (1)	134.1	78.7	212.8	154.4	91.6	246.0
Financial institutions (FIG)	98.2	142.8	241.0	102.9	132.0	234.9
Public, project and infrastructure finance (PPIF)	129.6	71.7	201.3	114.5	86.8	201.3
Total ratings revenue	847.1	550.8	1,397.9	884.3	578.5	1,462.8
MIS Other	0.3	10.3	10.6	0.3	9.1	9.4
Total MIS	847.4	561.1	1,408.5	884.6	587.6	1,472.2
MA:
Research, data and analytics (RD&A) (2)	272.6	350.4	623.0	230.8	312.2	543.0
Enterprise risk solutions (ERS) (2)	94.5	145.1	239.6	81.1	130.6	211.7
Professional services (PS)	35.5	49.1	84.6	26.6	48.3	74.9
Total MA	402.6	544.6	947.2	338.5	491.1	829.6
Total MCO	$1,250.0	$1,105.7	$2,355.7	$1,223.1	$1,078.7	$2,301.8

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

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
MIS:
U.S.	$436.2	$451.2	$847.4	$884.6
Non-U.S.:
EMEA	178.3	181.1	326.8	362.2
Asia-Pacific	83.9	79.6	162.8	152.2
Americas	40.0	40.4	71.5	73.2
Total Non-U.S.	302.2	301.1	561.1	587.6
Total MIS	738.4	752.3	1,408.5	1,472.2
MA:
U.S.	201.7	174.2	402.6	338.5
Non-U.S.:
EMEA	184.4	175.0	368.5	341.2
Asia-Pacific	56.9	44.1	110.2	91.7
Americas	32.2	29.5	65.9	58.2
Total Non-U.S.	273.5	248.6	544.6	491.1
Total MA	475.2	422.8	947.2	829.6
Total MCO	$1,213.6	$1,175.1	$2,355.7	$2,301.8

The following tables summarize the split between transaction and relationship revenue. In the MIS segment, excluding MIS Other, transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, transaction revenue represents revenue from professional services and outsourcing engagements and relationship revenue represents subscription-based revenues. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and outsourced research and analytical engagements.

	Three Months Ended June 30,
	2019				2018
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$276.4		$111.0	$387.4	$284.5		$106.5	$391.0
	71%		29%	100%	73%		27%	100%
Structured Finance	$68.2		$43.9	$112.1	$85.2		$43.0	$128.2
	61%		39%	100%	66%		34%	100%
Financial Institutions	$61.2		$64.0	$125.2	$56.2		$64.4	$120.6
	49%		51%	100%	47%		53%	100%
Public, Project and Infrastructure Finance	$71.4		$37.2	$108.6	$69.6		$38.5	$108.1
	66%		34%	100%	64%		36%	100%
MIS Other	$0.4		$4.7	$5.1	$0.4		$4.0	$4.4
	8%		92%	100%	9%		91%	100%
Total MIS	$477.6		$260.8	$738.4	$495.9		$256.4	$752.3
	65%		35%	100%	66%		34%	100%
Moody's Analytics	$69.2	(1)	$406.0	$475.2	$66.9	(1)	$355.9	$422.8
	15%		85%	100%	16%		84%	100%
Total Moody's Corporation	$546.8		$666.8	$1,213.6	$562.8		$612.3	$1,175.1
	45%		55%	100%	48%		52%	100%
	Six Months Ended June 30,
	2019				2018
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$525.9		$216.9	$742.8	$567.9		$212.7	$780.6
	71%		29%	100%	73%		27%	100%
Structured Finance	$125.5		$87.3	$212.8	$159.8		$86.2	$246.0
	59%		41%	100%	65%		35%	100%
Financial Institutions	$109.1		$131.9	$241.0	$106.2		$128.7	$234.9
	45%		55%	100%	45%		55%	100%
Public, Project and Infrastructure Finance	$126.1		$75.2	$201.3	$124.0		$77.3	$201.3
	63%		37%	100%	62%		38%	100%
MIS Other	$0.9		$9.7	$10.6	$1.0		$8.4	$9.4
	8%		92%	100%	11%		89%	100%
Total MIS	$887.5		$521.0	$1,408.5	$958.9		$513.3	$1,472.2
	63%		37%	100%	65%		35%	100%
Moody's Analytics	$140.7	(1)	$806.5	$947.2	$127.7	(1)	$701.9	$829.6
	15%		85%	100%	15%		85%	100%
Total Moody's Corporation	$1,028.2		$1,327.5	$2,355.7	$1,086.6		$1,215.2	$2,301.8
	44%		56%	100%	47%		53%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the table below).

The following table presents the timing of revenue recognition:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$477.6	$21.7	$499.3	$887.5	$52.1	$939.6
Revenue recognized over time	260.8	453.5	714.3	521.0	895.1	1,416.1
Total	$738.4	$475.2	$1,213.6	$1,408.5	$947.2	$2,355.7

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$495.9	$14.0	$509.9	$958.9	$29.5	$988.4
Revenue recognized over time	256.4	408.8	665.2	513.3	800.1	1,313.4
Total	$752.3	$422.8	$1,175.1	$1,472.2	$829.6	$2,301.8

Unbilled receivables, deferred revenue and remaining performance obligations

Unbilled receivables

At June 30, 2019 and December 31, 2018, accounts receivable included $350.9 million and $311.8 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at June 30, 2019 and December 31, 2018, accounts receivable included $48.9 million and $59.5 million, respectively, of unbilled receivables related to the MA segment.

Deferred revenue

The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.

Significant changes in the deferred revenue balances during the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019
	MIS	MA	Total
Balance at March 31, 2019	$388.3	$794.9	$1,183.2
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(113.6)	(340.4)	(454.0)
Increases due to amounts billable excluding amounts recognized as revenue during the period	100.9	246.0	346.9
Amount included in liabilities reclassified as held for sale	-	(2.7)	(2.7)
Effect of exchange rate changes	0.4	(3.0)	(2.6)
Total changes in deferred revenue	(12.3)	(100.1)	(112.4)
Balance at June 30, 2019	$376.0	$694.8	$1,070.8

	Six Months Ended June 30, 2019
	MIS	MA	Total
Balance at January 1, 2019	$325.4	$750.3	$1,075.7
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(160.5)	(533.6)	(694.1)
Increases due to amounts billable excluding amounts recognized as revenue during the period	210.1	479.2	689.3
Amount included in liabilities reclassified as held for sale	-	(2.7)	(2.7)
Effect of exchange rate changes	1.0	1.6	2.6
Total changes in deferred revenue	50.6	(55.5)	(4.9)
Balance at June 30, 2019	$376.0	$694.8	$1,070.8
Deferred revenue - current	$261.7	$690.6	$952.3
Deferred revenue - noncurrent	$114.3	$4.2	$118.5

For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2019 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2019 and are generally recognized over a one year period.

For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2019 was primarily due to the recognition of annual subscription and maintenance billings from December 2018 and January 2019. For the six months ended June 30, 2019, the decrease in the deferred revenue balance attributable to recognition of revenues related to the aforementioned December 2018 billings, was partially offset by the impact of the high concentration of January 2019 billings.

	Three Months Ended June 30, 2018
	MIS	MA	Total
Balance at March 31, 2018	$397.5	$729.0	$1,126.5
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(127.2)	(304.8)	(432.0)
Increases due to amounts billable excluding amounts recognized as revenue during the period	112.6	206.9	319.5
Effect of exchange rate changes	(5.4)	(22.1)	(27.5)
Total changes in deferred revenue	(20.0)	(120.0)	(140.0)
Balance at June 30, 2018	$377.5	$609.0	$986.5

	Six Months Ended June 30, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(165.4)	(427.7)	(593.1)
Increases due to amounts billable excluding amounts recognized as revenue during the period	212.6	435.7	648.3
Effect of exchange rate changes	(4.4)	(10.6)	(15.0)
Total changes in deferred revenue	42.8	(2.6)	40.2
Balance at June 30, 2018	$377.5	$609.0	$986.5
Deferred revenue - current	$255.9	$604.6	$860.5
Deferred revenue - noncurrent	$121.6	$4.4	$126.0

For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2018 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2018 and are generally recognized over a one year period.

For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2018 was primarily due to the recognition of annual subscription and maintenance billings in December 2017 and January 2018. For the six months ended June 30, 2018, the impact of the high concentration of January 2018 billings on the deferred revenue balance was mostly offset by the recognition of revenues related to the aforementioned December 2017 billings.

Remaining performance obligations

The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of June 30, 2019:

MIS
Total	Less than 1 year	1 - 5 years	6 - 10 Years	11 - 15 years	16-20 years	Over 20 Years
$144.4	$23.4	$68.2	$37.5	$6.2	$4.0	$5.1

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

MA
Total	Less than 1 Year	1 - 2 Years	Over 2 Years
$1,636.0	$1,147.1	$327.7	$161.2

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2019 as well as amounts not yet invoiced to customers as of June 30, 2019 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products.

NOTE 4. STOCK-BASED COMPENSATION

Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation cost	$34.2	$34.4	$69.9	$69.5
Tax benefit	$7.3	$7.3	$15.1	$14.5

During the first six months of 2019, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $ 43.10 per share based on the Black-Scholes option-pricing model. The Company also granted 0.8 million shares of restricted stock in the first six months of 2019, which had a weighted average grant date fair value of $173.67 per share. Both the employee stock options and restricted stock generally vest ratably over a four year period. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over a three year period. The weighted average grant date fair value of these awards was $167.95 per share.

The following weighted average assumptions were used in determining the fair value for options granted in 2019:

Expected dividend yield		1.15%
Expected stock volatility		23.62%
Risk-free interest rate		2.60%
Expected holding period	6.2	years

Unrecognized stock-based compensation expense at June 30, 2019 was$9.3 million and $208.4 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.1 years and 2.6 years, respectively. Additionally, there was $35.8 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 2.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended
	June 30,
	2019	2018
Exercise of stock options:
Proceeds from stock option exercises	$23.4	$31.9
Aggregate intrinsic value	$82.8	$84.4
Tax benefit realized upon exercise	$20.2	$20.6
Number of shares exercised	0.6	0.7
Vesting of restricted stock:
Fair value of shares vested	$149.8	$148.7
Tax benefit realized upon vesting	$35.5	$34.3
Number of shares vested	0.8	0.9
Vesting of performance-based restricted stock:
Fair value of shares vested	$47.5	$23.0
Tax benefit realized upon vesting	$11.5	$5.5
Number of shares vested	0.3	0.1

NOTE 5. INCOME TAXES

Moody’s effective tax rate was 28.0% and 23.7% for the three months ended June 30, 2019 and 2018, respectively and 18.8% and 19.4% for the six months ended June 30, 2019 and 2018, respectively. The increase in the ETR for the three months ended June 30, 2019 was primarily due to a tax charge in the second quarter related to the planned divesture of MAKS. The decrease in ETR for the six months ended June 30, 2019 was primarily due to the issuance of favorable IRS regulations related to the Tax Act. The Company’s interim tax expense differs from the tax computed by applying its estimated annual effective tax rate to this quarter’s pre-tax earnings due to Excess Tax Benefits from stock compensation of $10.3 million and net increases to tax positions of $2.9 million.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $5.0 million ($4.8 million, net of federal tax) during the second quarter of 2019 and a net decrease in its UTPs during the first six months of 2019 of $15.2 million ($15.4 million net of federal tax).

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax return for 2017 is currently under audit and 2015 through 2016 remain open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2017 remain open to examination.

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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2019	2018
Income taxes paid	$198.0	$237.3

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING

Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic	189.4	191.9	189.9	191.6
Dilutive effect of shares issuable under stock-based compensation plans	1.9	2.5	2.2	2.9
Diluted	191.3	194.4	192.1	194.5
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.5	0.3	0.7

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2019 and 2018.

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

NOTE 8. CASH EQUIVALENTS AND INVESTMENTS

The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2019
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$437.5	$-	$437.5	$327.4	$104.5	$5.6
Open ended mutual funds	$13.5	$1.6	$15.1	$-	$15.0	$0.1

	As of December 31, 2018
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$15.2	$-	$15.2	$15.2	$-	$-
Certificates of deposit and money market deposit accounts (1)	$1,022.4	$-	$1,022.4	$904.3	$115.8	$2.3
Open ended mutual funds	$29.5	$3.8	$33.3	$-	$16.7	$16.6
(1)

Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both June 30, 2019 and December 31, 2018. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 24 months at June 30, 2019 and 14 to 36 months at December 31, 2018. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.

NOTE 9. ACQUISITIONS AND OTHER STRATEGIC INITIATIVES

On April 12, 2019, the Company acquired a majority stake in Vigeo Eiris, a provider of Environmental, Social and Governance (ESG) research, data and assessments. The acquisition furthers Moody’s objective of promoting global standards for ESG for use by market participants. The aggregate purchase price was not material and the near term impact to the Company’s financial statements is not expected to be material. Vigeo Eiris will operate in the MIS reportable segment and its revenue will be reported in the MIS Other LOB.

On June 13, 2019, the Company formed a joint venture with Team 8, a cybersecurity think tank and company creation platform, to establish a global standard for evaluating and assessing cyber risk for enterprises. This joint venture is not expected to have a material impact on the Company’s financial statements in 2019.

On July 22, 2019, the Company acquired a majority stake in Four Twenty Seven, Inc., a provider of data, intelligence, and analysis related to physical climate risks. The aggregate purchase price was not material and the near term impact to the Company’s financial statements is not expected to be material. Four Twenty Seven Climate Solutions will operate in the MIS reportable segment and its revenue will be reported in the MIS Other LOB.

On July 25, 2019, the Company acquired RiskFirst, a FinTech company providing risk analytic solutions for the asset management and pension fund communities. The aggregate purchase price was not material and the near term impact to the Company’s financial statements is not expected to be material. RiskFirst will operate in the MA reportable segment and its revenue will be reported in the ERS LOB.

NOTE 10. ASSETS AND LIABILITIES HELD FOR SALE

Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019.

In accordance with ASC Topic 360, the Company is required to measure the assets and liabilities of MAKS which are classified as held for sale at the lower of carrying value or fair value less any costs to sell. In addition, the Company will be required to reclassify cumulative currency translation losses associated with MAKS to earnings upon the sale of the business. Accordingly, for the purposes of evaluating the impairment of MAKS, the Company has increased the carrying value of MAKS for $26.6 million of currency translation losses recorded within AOCI at June 30, 2019.

In the second quarter of 2019, the company recorded a non-cash impairment charge of $8.7 million to adjust the carrying value of MAKS to fair value. The estimated fair value of $204.8 million, which is based on an estimate of the selling price, includes a reduction of approximately $42 million for certain indemnification provisions. The fair value of the net assets held for sale is classified as Level 3 within the fair value hierarchy.

On July 16, 2019, the Company entered into a definitive agreement to sell MAKS as more fully discussed in Note 23.

The following table presents the major classes of the total consolidated assets and liabilities of MAKS that were classified as held for sale on the condensed consolidated balance sheet at June 30, 2019:

June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$8.0
Accounts receivable, net	20.5
Other current assets	6.1
Total current assets	34.6
Property and equipment, net	12.2
Goodwill	167.4
Intangible assets, net	44.1
Deferred tax assets, net	5.7
Other assets	2.8
Total assets held for sale prior to impairment	$266.8
Impairment of assets held for sale	(8.7)
Total assets held for sale	$258.1
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$16.0
Deferred revenue	2.7
Total current liabilities	18.7
Deferred tax liabilities, net	7.4
Uncertain tax positions	29.3
Other liabilities	24.5
Total liabilities held for sale	$79.9
Derivation of impairment charge
Total net assets held for sale prior to impairment	$186.9
Currency translation adjustment(1)	26.6
Total net assets held for sale including currency translation adjustment	$213.5
Estimated fair value less costs to sell	204.8
Impairment of assets held for sale	$8.7
(1) Primarily due to the depreciation of the Indian rupee to the U.S. dollar

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount		Floating Interest Rate
		As of	As of
Hedged Item	Nature of Swap	June 30, 2019	December 31, 2018
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month USD LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	330.0	330.0	3-month USD LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	500.0	500.0	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	250.0	-	3-month USD LIBOR
Total		$1,580.0	$1,330.0

Refer to Note 18 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

		Amount of income/(loss) recognized in the consolidated statements of operations
Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest expense, net		$(50.6)	$(53.4)	$(103.1)	$(104.1)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$0.1	$(0.4)	$(0.1)	$(0.5)
Fair value changes on interest rate swaps	Interest expense, net	$19.8	$(2.3)	$30.6	$(11.5)
Fair value changes on hedged debt	Interest expense, net	$(19.8)	$2.3	$(30.6)	$11.5

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

The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table provides information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

June 30, 2019
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079.1	1.43%	$1,220.0	3.96%
Pay Floating/Receive Floating	931.3	Based on 3-month EURIBOR	1,080.0	Based on 3-month USD LIBOR
Total	€2,010.4		$2,300.0
December 31, 2018
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Floating/Receive Floating	€710.2	Based on 3-month EURIBOR	$830.0	Based on 3-month USD LIBOR
Total	€710.2		$830.0

As of June 30, 2019, these hedges will expire and be settled in 2021, 2022, 2023, and 2024 for €687.7 million, €438.2 million, €441.9 million and €442.6 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30,			June 30,		June 30,
	2019		2018	2019	2018	2019 (2)	2018
Cross currency swaps	$(19.7)		$4.0	$-	$-	$13.5	$2.1
Long-term debt	(9.5)	(1)	23.4	-	-	-	-
Total net investment hedges	$(29.2)		$27.4	$-	$-	$13.5	$2.1
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$-		$-	$-	$0.1	$-	$-
Interest rate contracts	-		-	(0.1)	-	-	-
Total cash flow hedges	$-		$-	$(0.1)	$0.1	$-	$-
Total	$(29.2)		$27.4	$(0.1)	$0.1	$13.5	$2.1

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30,			June 30,		June 30,
	2019		2018	2019	2018	2019 (2)	2018
Cross currency swaps	$(4.5)		$4.0	$-	$-	$21.8	$2.1
Long-term debt	(1.2)	(1)	12.5	-	-	-	-
Total net investment hedges	$(5.7)		$16.5	$-	$-	$21.8	$2.1
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$-		$1.5	$(0.1)	$0.2	$-	$-
Total cash flow hedges	$-		$1.5	$(0.1)	$0.2	$-	$-
Total	$(5.7)		$18.0	$(0.1)	$0.2	$21.8	$2.1
(1)

Due to the Company's adoption of ASU 2018-02 during the first half of 2019, $ 2.5 million related to the tax effect of this net investment hedge was reclassified to retained earnings. Refer to Note 1 for further details.

(2)

Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to cross-currency swaps recognized directly into Net Income during the first half of 2019 represent net periodic interest settlements and accruals, which are recognized in interest expense, net.

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2019	December 31, 2018
Net investment hedges
Cross currency swaps	$7.8	$12.3
FX forwards	23.5	23.5
Long-term debt	(6.8)	(3.1)
Total net investment hedges	$24.5	$32.7
Cash flow hedges
Interest rate contracts	$(2.4)	$(2.4)
Cross currency swap	2.6	2.5
Total cash flow hedges	0.2	0.1
Total net gain in AOCI	$24.7	$32.8

Derivatives not designated as accounting hedges:

Foreign exchange forwards

The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through August 2019.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2019			December 31, 2018
Notional amount of currency pair:	Sell		Buy	Sell		Buy
Contracts to sell USD for GBP	$382.7		£299.5	$310.3		£241.2
Contracts to sell USD for Japanese Yen	$15.0		¥1,600.0	$14.3		¥1,600.0
Contracts to sell USD for Canadian dollars	$96.8	C$	130.0	$99.0	C$	130.0
Contracts to sell USD for Singapore dollars	$35.0	S$	48.0	$-	S$	-
Contracts to sell USD for Euros	$135.8		€120.0	$212.8		€184.6
NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars

The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

		Three Months Ended		Six Months Ended
Derivatives not designated as accounting hedges		June 30,		June 30,
	Location on Statement of Operations	2019	2018	2019	2018
Foreign exchange forwards	Other non-operating expense, net	$(9.9)	$(44.9)	$(8.5)	$(17.3)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2019	December 31, 2018
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$21.3	$19.4
Interest rate swaps designated as fair value hedges	Other assets	32.8	7.5
Total derivatives designated as accounting hedges		54.1	26.9
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	5.0	1.4
Total assets		$59.1	$28.3
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$10.9	$2.9
Interest rate swaps designated as fair value hedges	Other liabilities	-	5.3
Total derivatives designated as accounting hedges		10.9	8.2
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	569.4	571.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1.6	8.2
Total liabilities		$581.9	$588.0

NOTE 12. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$257.8	$-	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3
Additions/ adjustments (1)	43.6	-	43.6	-	-	-	43.6	-	43.6
Foreign currency translation adjustments	11.3	-	11.3	(3.9)	-	(3.9)	7.4	-	7.4
Reclassification to assets held for sale (See Note 10) (2)	-	-	-	(167.4)	-	(167.4)	(167.4)	-	(167.4)
Ending balance	$312.7	$-	$312.7	$3,364.4	$(12.2)	$3,352.2	$3,677.1	$(12.2)	$3,664.9

	Year Ended December 31, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285.2	$-	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2
Additions/ adjustments (3)	-	-	-	211.5	-	211.5	211.5	-	211.5
Foreign currency translation adjustments	(27.4)	-	(27.4)	(156.0)	-	(156.0)	(183.4)	-	(183.4)
Ending balance	$257.8	$-	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3
(1) The 2019 additions/adjustments for the MIS segment in the table above primarily relate to the acquisition of Vigeo Eiris.
(2) The 2019 reclassification to assets held for sale for the MA segment in the table above relate to the planned divestiture of MAKS, more fully discussed in Note 10.
(3) The 2018 additions/adjustments for the MA segment in the table above primarily relate to the acquisitions of Reis and Omega Performance.

Acquired intangible assets and related amortization consisted of:

	June 30,	December 31,
	2019	2018
Customer relationships	$1,284.3	$1,367.5
Accumulated amortization	(206.0)	(214.2)
Net customer relationships	1,078.3	1,153.3
Trade secrets	30.0	29.8
Accumulated amortization	(28.5)	(28.2)
Net trade secrets	1.5	1.6
Software/product technology	353.2	353.3
Accumulated amortization	(115.0)	(101.8)
Net software/product technology	238.2	251.5
Trade names	146.0	155.1
Accumulated amortization	(26.8)	(34.1)
Net trade names	119.2	121.0
Other (1)	78.5	70.4
Accumulated amortization	(29.7)	(31.7)
Net other	48.8	38.7
Total acquired intangible assets, net	$1,486.0	$1,566.1
(1) Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization expense	$26.2	$25.1	$52.6	$50.8

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2019 (after June 30)	$48.5
2020	95.9
2021	95.7
2022	95.7
2023	92.6
Thereafter	1,057.6
Total estimated future amortization	$1,486.0

ICRA has reported that it is addressing certain matters related to (i) credit ratings assigned to one of its customers and the customer’s subsidiaries, regarding which adjudication proceedings have been initiated by the Securities and Exchange Board of India (SEBI), (ii) anonymous allegations that were forwarded to ICRA by SEBI, and (iii) a request from SEBI for ICRA’s comments on observations made in an interim report prepared by Grant Thornton India LLP. In July 2019, the board of directors of ICRA placed its CEO on leave until further notice. As of the date of this quarterly filing on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any related inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.

NOTE 13. RESTRUCTURING

On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company currently estimates will result in annualized savings of approximately $60 million per year, a portion of which will benefit 2019. The 2018 Restructuring Program, the scope of which was expanded in the second quarter of 2019, is now estimated to result in total pre-tax charges of $105 to $110 million. The 2018 Restructuring Program includes relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from recent acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and will entail approximately $50 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program is also anticipated to represent approximately $60 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program are anticipated to be approximately $60 million, which will be paid through 2021.

Total expenses included in the accompanying consolidated statements of operations relating to the 2018 Restructuring Program are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restructuring	$53.8	$-	$59.3	$-

Changes to the restructuring liability during the first half of 2019 were as follows:

	Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability (2)
Balance as of December 31, 2018	$29.9	$12.4	$42.3
2018 Restructuring Program:
Adoption of New Lease Accounting Standard (1)	-	(10.9)	(10.9)
Cost incurred and adjustments	26.1	4.3	30.4
Cash payments and adjustments	(19.1)	(2.6)	(21.7)
Balance as of June 30, 2019	$36.9	$3.2	$40.1
2018 Restructuring Program:
Cumulative expense incurred to date	$59.0	$49.0
(1)

Upon the adoption of the New Lease Accounting Standard, the Company recorded a reclassification of $10.9 million of liabilities in the first quarter of 2019 for costs associated with certain real estate leases which were exited in previous years, as a reduction of the ROU Asset capitalized upon adoption.

(2)

The liability excludes $4.1 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases as well as $24.8 million of ROU Asset impairment charges for the six months ended June 30, 2019. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those ROU assets subsequent to the impairment was $17.7 million, and is categorized as Level 3 within the ASC Topic 820 fair value hierarchy.

As of June 30, 2019, the remaining $40.1 million restructuring liability is expected to be paid out through 2021.

NOTE 14. FAIR VALUE

The table below presents information about items that are carried at fair value at June 30, 2019 and December 31, 2018:

	Fair Value Measurement as of June 30, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$59.1	$-	$59.1
Mutual funds	15.1	15.1	-
Total	$74.2	$15.1	$59.1
Liabilities:
Derivatives (1)	$12.5	$-	$12.5
Total	$12.5	$-	$12.5

	Fair Value Measurement as of December 31, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$28.3	$-	$28.3
Money market mutual funds	15.2	15.2	-
Mutual funds	33.3	33.3	-
Total	$76.8	$48.5	$28.3
Liabilities:
Derivatives (1)	$16.4	$-	$16.4
Total	$16.4	$-	$16.4

(1) Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 11 to the condensed consolidated financial statements.

The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, mutual funds and money market mutual funds:

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

Mutual funds and money market mutual funds:

The mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC Topic 820.

NOTE 15. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2019	December 31, 2018
Other current assets:
Prepaid taxes	$147.7	$100.1
Prepaid expenses	86.2	102.0
Capitalized costs to obtain and fulfill sales contracts	73.4	77.2
Other	28.5	3.0
Total other current assets	$335.8	$282.3
Other assets:
Investments in non-consolidated affiliates	$121.4	$104.6
Deposits for real-estate leases	14.6	13.5
Indemnification assets related to acquisitions	16.2	16.1
Mutual funds and fixed deposits	5.7	18.9
Costs to obtain sales contracts	89.1	78.0
Cross currency and interest rate swaps	54.1	26.9
Other	16.4	16.3
Total other assets	$317.5	$274.3

	June 30, 2019	December 31, 2018
Accounts payable and accrued liabilities:
Salaries and benefits	$101.9	$112.5
Incentive compensation	95.9	154.5
Customer credits, advanced payments and advanced billings	21.3	20.4
Self-insurance reserves	11.4	10.6
Dividends	5.0	6.5
Professional service fees	57.9	47.7
Interest accrued on debt	66.2	70.5
Accounts payable	4.9	30.1
Income taxes	75.1	71.4
Pension and other retirement employee benefits	6.5	6.4
Accrued royalties	13.3	25.1
Foreign exchange forwards on certain assets and liabilities	1.6	8.2
Restructuring liability	34.3	35.5
Other	93.4	95.8
Total accounts payable and accrued liabilities	$588.7	$695.2
Other liabilities:
Pension and other retirement employee benefits	$265.9	$249.2
Deferred rent - non-current portion (1)	-	94.3
Interest accrued on UTPs	69.8	69.6
Income tax liability - non-current portion (2)	125.3	125.3
Cross currency and interest rate swaps	10.9	8.2
Restructuring liability	5.8	6.8
Other	13.8	23.1
Total other liabilities	$491.5	$576.5
(1) Pursuant to the adoption of the New Lease Accounting Standard, deferred rent relating to operating leases was reclassified to operating lease ROU Asset.
(2) Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2018.

Other Non-Operating Income (Expense):

The following table summarizes the components of other non-operating income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FX (loss)/gain	$(9.4)	$6.2	$(15.6)	$0.3
Net periodic pension costs - other components	4.4	2.9	8.9	5.2
Income from investments in non-consolidated affiliates	5.6	4.6	6.8	5.9
Other	(0.2)	1.2	2.6	4.5
Total	$0.4	$14.9	$2.7	$15.9

NOTE 16. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides details about the reclassifications out of AOCI:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Affected line in the consolidated statement of operations

Losses on cash flow hedges
Cross-currency swap	-	(0.1)	Other non-operating income (expense), net
Interest rate contract	(0.1)	-	Interest expense, net
Total before income taxes	(0.1)	(0.1)
Income tax effect of items above	-	-	Provision for income taxes
Total net losses on cash flow hedges	(0.1)	(0.1)
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.5)	(1.0)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.3)	(0.6)	SG&A expense
Total before income taxes	(0.8)	(1.6)
Income tax effect of item above	0.2	0.4	Provision for income taxes
Total pension and other retirement benefits	(0.6)	(1.2)
Total net losses included in Net Income attributable to reclassifications out of AOCI	$(0.7)	$(1.3)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Affected line in the consolidated statement of operations

Gains on cash flow hedges
Cross-currency swap	$0.1	$0.2	Other non-operating income (expense), net
Income tax effect of item above	-	-	Provision for income taxes
Total net gains on cash flow hedges	0.1	0.2
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.7)	(1.6)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.3)	(0.8)	SG&A expense
Total before income taxes	(1.0)	(2.4)
Income tax effect of item above	0.3	0.7	Provision for income taxes
Total pension and other retirement benefits	(0.7)	(1.7)
Total net losses included in Net Income attributable to reclassifications out of AOCI	$(0.6)	$(1.5)

The following table shows changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2019						June 30, 2018
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance March 31,	$(69.0)	$0.1	$(440.3)	$53.7	$(455.5)	$(60.5)	$2.3	$18.5	$(12.2)	$-	$(51.9)
Other comprehensive income/(loss) before reclassifications	(2.1)	-	40.0	(29.2)	8.7	1.2	-	(282.1)	27.4	-	(253.5)
Amounts reclassified from AOCI	0.6	0.1	-	-	0.7	0.7	(0.1)	-	-	-	0.6
Other comprehensive income/(loss)	(1.5)	0.1	40.0	(29.2)	9.4	1.9	(0.1)	(282.1)	27.4	-	(252.9)
Balance June 30,	$(70.5)	$0.2	$(400.3)	$24.5	$(446.1)	$(58.6)	$2.2	$(263.6)	$15.2	$-	$(304.8)

	Six Months Ended
	June 30, 2019						June 30, 2018
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance December 31,	$(53.1)	$0.1	$(406.0)	$32.7	$(426.3)	$(61.5)	$0.9	$(112.6)	$(1.3)	$2.3	$(172.2)
Adoption of ASU 2016-01 relating to financial instruments	-	-	-	-	-	-	-	-	-	(2.3)	(2.3)
Other comprehensive income/(loss) before reclassifications	(1.3)	-	5.7	(5.7)	(1.3)	1.2	1.5	(151.0)	16.5	-	(131.8)
Amounts reclassified from AOCI	1.2	0.1	-	-	1.3	1.7	(0.2)	-	-	-	1.5
Adoption of ASU 2018-02 (See Note 1)	(17.3)	-	-	(2.5)	(19.8)	-	-	-	-	-	-
Other comprehensive income/(loss)	(17.4)	0.1	5.7	(8.2)	(19.8)	2.9	1.3	(151.0)	16.5	(2.3)	(132.6)
Balance June 30,	$(70.5)	$0.2	$(400.3)	$24.5	$(446.1)	$(58.6)	$2.2	$(263.6)	$15.2	$-	$(304.8)

NOTE 17. PENSION AND OTHER RETIREMENT BENEFITS

Moody’s maintains funded and unfunded noncontributory DBPPs. The U.S. plans provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans”. The non-U.S. defined benefit pension plan are immaterial.

Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008. New U.S. employees will instead receive a retirement contribution of similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s DBPPs continue to accrue benefits based on existing plan formulas.

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Components of net periodic expense
Service cost	$4.0	$4.6	$0.7	$0.8
Interest cost	5.2	4.4	0.3	0.2
Expected return on plan assets	(5.1)	(3.8)	-	-
Amortization of net actuarial loss from earlier periods	1.0	1.5	-	-
Amortization of net prior service costs from earlier periods	(0.1)	(0.1)	-	-
Net periodic expense	$5.0	$6.6	$1.0	$1.0

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Components of net periodic expense
Service cost	$8.3	$9.4	$1.4	$1.5
Interest cost	10.3	8.8	0.6	0.5
Expected return on plan assets	(10.1)	(7.6)	-	-
Amortization of net actuarial loss from earlier periods	1.9	3.1	-	-
Amortization of net prior service costs from earlier periods	(0.2)	(0.2)	(0.1)	(0.1)
Net periodic expense	$10.2	$13.5	$1.9	$1.9

The Company made payments of $3.0 million related to its unfunded U.S. DBPPs and $0.1 million to its U.S. other retirement plans during the six months ended June 30, 2019. Additionally, the Company anticipates making payments of $3.6 million and $1.0 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2019.

NOTE 18. INDEBTEDNESS

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

The following table summarizes total indebtedness:

	June 30, 2019
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$2.3	$(0.5)	$(0.5)	$501.3
4.50% 2012 Senior Notes, due 2022	500.0	10.1	(1.4)	(1.2)	507.5
4.875% 2013 Senior Notes, due 2024	500.0	-	(1.4)	(1.8)	496.8
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	-	3.2	(5.4)	597.8
1.75% 2015 Senior Notes, due 2027	569.4	-	-	(2.9)	566.5
2.75% 2017 Senior Notes, due 2021	500.0	13.1	(0.8)	(2.0)	510.3
2.625% 2017 Senior Notes, due 2023	500.0	7.3	(0.8)	(2.6)	503.9
3.25% 2017 Senior Notes, due 2028	500.0	-	(4.5)	(3.5)	492.0
3.25% 2018 Senior Notes, due 2021	300.0	-	(0.3)	(1.2)	298.5
4.25% 2018 Senior Notes, due 2029	400.0	-	(2.9)	(3.1)	394.0
4.875% 2018 Senior Notes, due 2048	400.0	-	(6.6)	(4.0)	389.4
Commercial Paper	130.0	-	(0.1)	-	129.9
Total debt	$5,399.4	$32.8	$(16.1)	$(28.2)	$5,387.9
Current portion					(129.9)
Total long-term debt					$5,258.0
	December 31, 2018
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500.0	$(3.7)	$(0.6)	$(0.7)	$495.0
4.50% 2012 Senior Notes, due 2022	500.0	1.9	(1.6)	(1.4)	498.9
4.875% 2013 Senior Notes, due 2024	500.0	-	(1.5)	(2.0)	496.5
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	-	(0.1)	-	449.9
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	-	3.2	(5.5)	597.7
1.75% 2015 Senior Notes, due 2027	571.6	-	-	(3.1)	568.5
2.75% 2017 Senior Notes, due 2021	500.0	4.0	(1.0)	(2.4)	500.6
2.625% 2017 Senior Notes, due 2023	500.0	-	(0.9)	(2.8)	496.3
3.25% 2017 Senior Notes, due 2028	500.0	-	(4.7)	(3.7)	491.6
3.25% 2018 Senior Notes, due 2021	300.0	-	(0.4)	(1.5)	298.1
4.25% 2018 Senior Notes, due 2029	400.0	-	(3.0)	(3.3)	393.7
4.875% 2018 Senior Notes, due 2048	400.0	-	(6.7)	(4.1)	389.2
Total debt	$5,721.6	$2.2	$(17.3)	$(30.5)	$5,676.0
Current portion					(449.9)
Total long-term debt					$5,226.1

(1) The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2017 Senior Notes due 2021 and the 2017 Senior Notes due 2023 which are more fully discussed in Note 11 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Commercial Paper

As of June 30, 2019, the Company has CP borrowings outstanding of $129.9 million with a weighted average maturity date at the time of issuance of 21 days. At June 30, 2019, the weighted average remaining maturity and interest rate on CP outstanding was 12 days and 2.65% respectively.

At June 30, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2019, there were no such cross defaults.

Notes Payable

On January 3, 2019, the Company fully repaid $450 million of the 2014 Senior Notes (5-year).

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	Commercial Paper	Total
2019 (After June 30)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$130.0	$130.0
2020	500.0	-	-	-	-	-	-	-	-	-	-	-	500.0
2021	-	-	-	-	-	500.0	-	-	300.0	-	-	-	800.0
2022	-	500.0	-	-	-	-	-	-	-	-	-	-	500.0
2023	-	-	-	-	-	-	500.0	-	-	-	-	-	500.0
Thereafter	-	-	500.0	600.0	569.4	-	-	500.0	-	400.0	400.0	-	2,969.4
Total	$500.0	$500.0	$500.0	$600.0	$569.4	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$130.0	$5,399.4

Interest expense, net

The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income	$3.9	$3.4	$8.9	$6.6
Expense on borrowings	(41.7)	(49.4)	(88.3)	(100.7)
UTPs and other tax related liabilities	(7.6)	(2.8)	(13.2)	(1.0)
Net periodic pension costs - interest component	(5.6)	(4.9)	(11.2)	(9.6)
Capitalized	0.4	0.3	0.7	0.6
Total	$(50.6)	$(53.4)	$(103.1)	$(104.1)

The following table shows the cash paid for interest:

	Six Months Ended
	June 30,
	2019	2018
Interest paid	$97.7	$102.5

The fair value and carrying value of the Company’s debt (excluding Commercial Paper) as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.50% 2010 Senior Notes, due 2020	$501.3	$517.8	$495.0	$517.7
4.50%2012 Senior Notes, due 2022	507.5	529.4	498.9	513.7
4.875% 2013 Senior Notes, due 2024	496.8	547.4	496.5	522.4
2.75% 2014 Senior Notes (5-Year), due 2019	-	-	449.9	449.9
5.25% 2014 Senior Notes (30-Year), due 2044	597.8	713.4	597.7	638.1
1.75% 2015 Senior Notes, due 2027	566.5	615.7	568.5	585.3
2.75% 2017 Senior Notes, due 2021	510.3	504.5	500.6	489.7
2.625% 2017 Senior Notes, due 2023	503.9	501.2	496.3	476.9
3.25% 2017 Senior Notes, due 2028	492.0	506.3	491.6	472.8
3.25% 2018 Senior Notes, due 2021	298.5	305.0	298.1	298.6
4.25% 2018 Senior Notes, due 2029	394.0	436.4	393.7	407.6
4.875% 2018 Senior Notes, due 2048	389.4	461.0	389.2	409.8
Total	$5,258.0	$5,638.1	$5,676.0	$5,782.5

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.

NOTE 19. LEASES

The Company has operating leases, substantially all of which relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the condensed consolidated financial statements. Certain of the Company’s leases include options to renew, with renewal terms that can extend the lease term from one to 20 years at the Company’s discretion.

The following table presents the components of the Company’s lease cost:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$24.5	$49.1
Short-term lease cost	-	0.4
Variable lease cost	4.1	7.7
Total lease cost	$28.6	$57.2

During the second quarter of 2019, the Company recorded $24.8 million of ROU Asset impairment charges related to the exit of certain real estate leases. The impairment charges were recording within Restructuring expense on the condensed consolidated statement of operations. Refer to Note 13 for further details.

The following tables present other information related to the Company’s operating leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$27.0	$53.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.9	$15.9
		June 30, 2019
Weighted-average remaining lease term		7.3	years
Weighted-average discount rate applied to operating leases		3.6%

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2019:

Year Ending December 31,	Operating Leases
2019 (After June 30)	$54.8
2020	106.9
2021	100.5
2022	87.2
2023	81.7
After 2023	248.1
Total lease payments (undiscounted)	679.2
Less: Interest	79.9
Present value of lease liabilities:	$599.3
Lease liabilities - current	$89.1
Lease liabilities - noncurrent	$510.2

NOTE 20. CONTINGENCIES

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

In May 2013, the Company and five subsidiaries (collectively, the “Company Defendants”) were served with a qui tam complaint filed by a former employee (“Plaintiff”) in New York Supreme Court (the “Court”) on behalf of New York State (the “State”) and New York City (the “City”) asserting purported claims under the New York False Claims Act (“NYFCA”). Both the State and the City were given an opportunity to intervene as plaintiffs in the action but declined to do so. In August 2013, Plaintiff filed an Amended Complaint adding Marsh & McLennan Companies, Inc. as a defendant. Plaintiff’s central allegation against the Company Defendants is that their treatment of the Company’s wholly-owned captive insurance subsidiary, Moody’s Assurance Company, Inc. (“MAC”), in their State and City tax filings between 2002 and 2014 was contrary to the State and City tax codes. Plaintiff also asserts a cause of action for retaliation under the NYFCA and alleges that his employment was improperly terminated after he reported his concerns regarding MAC’s tax treatment internally. Plaintiff alleges that the Company underpaid State and City taxes by more than $120 million (which the Company believes is unsupported as a matter of fact and law), and requests statutory damages of triple that amount, as well as unspecified damages related to the retaliation claim. In December 2016, the Court issued a decision largely denying the Company Defendants’ motion to dismiss. The Company Defendants appealed, and in August 2018, the Appellate Division of the New York Supreme Court upheld the Court’s decision. Discovery is ongoing and, absent earlier disposition, the Company expects the case to go to trial no earlier than 2020. The Company is unable to estimate a range of loss, and is contesting Plaintiff’s claims, which it believes are meritless.

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

NOTE 21. SEGMENT INFORMATION

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

Beginning in 2019, the Company refined its methodology such that costs allocated to each segment based on the segment’s share of 2018 actual revenue comprise a “Baseline Pool” that will remain fixed over time. In subsequent periods, incremental overhead costs (or reductions thereof) will be allocated to each segment based on the prevailing shares of total revenue represented by each segment. The Company believes that this allocation method will better align the amount of overhead costs consumed by each segment and contribute stability to each segment’s costs over time. The impact of this refined methodology would not have resulted in a material change to previously reported segment results.

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

	Three Months Ended June 30,
	2019				2018
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$771.4	$477.4	$(35.2)	$1,213.6	$782.9	$425.2	$(33.0)	$1,175.1
Operating, SG&A	307.0	342.8	(35.2)	614.6	303.6	320.1	(33.0)	590.7
Adjusted Operating Income	464.4	134.6	-	599.0	479.3	105.1	-	584.4
Less:
Restructuring	26.5	27.3	-	53.8	-	-	-	-
Depreciation and amortization	18.0	33.0	-	51.0	16.7	31.7	-	48.4
Acquisition-Related Expenses	-	2.0	-	2.0	-	2.0	-	2.0
Impairment pursuant to the planned divestiture of MAKS	-	8.7	-	8.7	-	-	-	-
Operating income	$419.9	$63.6	$-	$483.5	$462.6	$71.4	$-	$534.0

	Six Months Ended June 30,
	2019				2018
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,473.8	$951.8	$(69.9)	$2,355.7	$1,532.6	$837.0	$(67.8)	$2,301.8
Operating, SG&A	623.8	683.9	(69.9)	1,237.8	614.0	630.5	(67.8)	1,176.7
Adjusted Operating Income	850.0	267.9	-	1,117.9	918.6	206.5	-	1,125.1
Less:
Restructuring	29.2	30.1	-	59.3	-	-	-	-
Depreciation and amortization	35.0	66.3	-	101.3	33.5	64.0	-	97.5
Acquisition-Related Expenses	-	3.4	-	3.4	-	2.8	-	2.8
Impairment pursuant to the planned divestiture of MAKS	-	8.7	-	8.7	-	-	-	-
Operating income	$785.8	$159.4	$-	$945.2	$885.1	$139.7	$-	$1,024.8

The cumulative restructuring charges related to the 2018 Restructuring Program, as more fully discussed in Note 13, for the MIS and MA reportable segments are $61.4 million and $46.6 million, respectively.

Consolidated Revenue Information by Geographic Area

Consolidated Revenue Information by Geographic Area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$637.9	$625.4	$1,250.0	$1,223.1
Non-U.S.:
EMEA	362.7	356.1	695.3	703.4
Asia-Pacific	140.8	123.7	273.0	243.9
Americas	72.2	69.9	137.4	131.4
Total Non-U.S.	575.7	549.7	1,105.7	1,078.7
Total	$1,213.6	$1,175.1	$2,355.7	$2,301.8

NOTE 22. RECENTLY ISSUED ACCOUNTING STANDARDS

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

ASU No. 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this ASU on its financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of its allowance for doubtful accounts relating to accounts receivable. The Company is in the process of updating its policies and procedures in order to implement the “expected credit loss” impairment model, including identification of information that can be used to develop the reasonable and supportable forecasts that affect the collectability of the reported amount of the financial asset.

The Company does not currently anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company will be required to present the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e. operating and SG&A expense) and classify the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). This ASU also requires capitalization of implementation costs in the balance sheet to be consistent with the location of prepayment of fees for the hosting element (i.e. within other current assets or other assets). The Company is in the process of evaluating the impact of this ASU, but does not anticipate that its adoption will have a significant impact on its consolidated financial statements, other than the aforementioned classification requirements.

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

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments”. This ASU clarifies and improves guidance related to the recently issued standards updates on credit losses, hedging, and recognition and measurement of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

NOTE 23. SUBSEQUENT EVENTS

On July 9, 2019, the Board approved the declaration of a quarterly dividend of $0.50 per share of Moody’s common stock, payable on September 10, 2019 to shareholders of record at the close of business on August 20, 2019.

On July 16, 2019 the Company entered into an agreement to sell its Moody’s Analytics Knowledge Services (MAKS) business to Equistone Partners Europe Limited (Equistone), a European private equity firm. The MAKS business has been deemed to be held for sale in accordance with U.S. GAAP at June 30, 2019. Refer to Note 10 of the condensed consolidated financial statements for further information on the anticipated financial impact of this divestiture.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 72 for a discussion of uncertainties, risks and other factors associated with these statements.

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

Critical Accounting Estimates

Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2018, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than the certain updates reported in the Company’s Form 10-Q for the three months ended March 31, 2019 relating to the critical accounting estimate disclosures relating to lease accounting resulting from the adoption of the New Lease Accounting Standard.

Reportable Segments

The Company is organized into two reportable segments at June 30, 2019: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 21 to the condensed consolidated financial statements.

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

MIS	As previously reported	Reclassification	As Reclassified	MA	As previously reported	Reclassification	As Reclassified
CFG				RD&A
Q1	$377.7	$11.9	$389.6	Q1	$269.2	$(2.1)	$267.1
Q2	377.6	13.4	391.0	Q2	279.9	(4.0)	275.9
Q3	296.1	11.2	307.3	Q3	282.6	(2.3)	280.3
Q4	282.7	8.6	291.3	Q4	302.4	(5.3)	297.1
Full year 2018	$1,334.1	$45.1	$1,379.2	Full year 2018	$1,134.1	$(13.7)	$1,120.4

SFG				ERS
Q1	$129.7	$(11.9)	$117.8	Q1	$100.1	$2.1	$102.2
Q2	141.6	(13.4)	128.2	Q2	105.5	4.0	109.5
Q3	125.4	(11.2)	114.2	Q3	113.0	2.3	115.3
Q4	129.8	(8.6)	121.2	Q4	118.8	5.3	124.1
Full year 2018	$526.5	$(45.1)	$481.4	Full year 2018	$437.4	$13.7	$451.1

RESULTS OF OPERATIONS

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Executive Summary

•Moody’s completed the acquisitions of Reis and Omega Performance on August 16, 2018 and October 15, 2018, respectively. In the discussion below, reference to inorganic revenue and expense growth refers to Reis and Omega Performance revenue from April 1, 2019 through June 30, 2019.

•Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into an agreement to sell the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS will continue to be reported within the MA segment (and PS LOB) until the closing of the transaction, which is expected to occur in the second half of 2019.

•The following table provides an executive summary of key operating results for the quarter ended June 30, 2019. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three months ended June 30,
Financial measure:	2019	2018	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,213.6	$1,175.1	3%	● mainly due to strong growth in MA partially offset by modest declines in MIS
MIS External Revenue	$738.4	$752.3	(2%)	● mainly due to unfavorable changes in FX rates partially offset by: ● favorable product mix and pricing increases as well as higher fixed income corporate debt issuance
MA External Revenue	$475.2	$422.8	12%

● strong growth in the credit research and ratings data feeds product lines within RD&A;

● inorganic growth from the acquisitions of Reis and Omega Performance; and

● growth from ongoing demand in ERS for SaaS-based solutions, particularly from insurance companies.

Total operating and SG&A expenses	$614.6	$590.7	4%	● additional compensation expense resulting from hiring activity and merit increases; and ● inorganic expense growth attributable to Reis and Omega Performance
Restructuring	$53.8	$-	NM

● charges pursuant to the 2018 Restructuring Program reflecting the rationalization and exit of certain real estate leases and reductions to staff - refer to Note 13 to the condensed consolidated financial statements

Impairment pursuant to the planned divestiture of MAKS	$8.7	$-	NM	● charge relates to the planned divestiture of MAKS - refer to Note 10 to the condensed consolidated financial statements
Operating Margin	39.8%	45.4%	(560 BPS)	● operating margin contraction is primarily due to the aforementioned restructuring and impairment charges ● Adjusted Operating Margin is in line with the prior year
Adjusted Operating Margin	49.4%	49.7%	(30 BPS)
ETR	28.0%	23.7%	430 BPS	● higher ETR reflects an approximate $15 million tax charge pursuant to the MAKS pre-sale reorganization and planned divestiture
Diluted EPS	$1.62	$1.94	(16%)

● decline in Diluted EPS reflects the aforementioned restructuring charge coupled with tax and impairment charges pursuant to the planned divestiture of MAKS

● Adjusted Diluted EPS in-line with prior year

Adjusted Diluted EPS	$2.07	$2.04	1%

Moody's Corporation
	Three Months Ended June 30,
	2019	2018	% Change Favorable (Unfavorable)
Revenue:
United States	$637.9	$625.4	2%
Non-U.S.:
EMEA	362.7	356.1	2%
Asia-Pacific	140.8	123.7	14%
Americas	72.2	69.9	3%
Total Non-U.S.	575.7	549.7	5%
Total	1,213.6	1,175.1	3%
Expenses:
Operating	339.9	320.2	(6%)
SG&A	274.7	270.5	(2%)
Restructuring	53.8	-	NM
Depreciation and amortization	51.0	48.4	(5%)
Acquisition-Related Expenses	2.0	2.0	-
Impairment pursuant to the planned divestiture of MAKS	8.7	-	NM
Total	730.1	641.1	(14%)
Operating income	483.5	534.0	(9%)
Adjusted Operating Income (1)	599.0	584.4	2%
Interest expense, net	(50.6)	(53.4)	5%
Other non-operating income , net	0.4	14.9	(97%)
Non-operating (expense) income , net	(50.2)	(38.5)	(30%)
Net income attributable to Moody's	$310.3	$376.2	(18%)
Diluted weighted average shares outstanding	191.3	194.4	2%
Diluted EPS attributable to Moody's common shareholders	$1.62	$1.94	(16%)
Adjusted Diluted EPS (1)	$2.07	$2.04	1%
Operating margin	39.8%	45.4%
Adjusted Operating Margin(1)	49.4%	49.7%
Effective tax rate	28.0%	23.7%

(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,			% Change
	2019		2018
United States	3,903		3,594	9%
Non-U.S.	9,319		8,682	7%
Total	13,222	(1)	12,276	8%
(1) As a result of the acquisitions of Reis and Omega Performance, Moody’s global staffing increased by 275 employees.

Global revenue of $1,213.6 million in the second quarter of 2019 increased $38.5 million, compared to the same period in 2018 and reflected strong growth in MA being partially offset by modest declines in MIS. Foreign currency translation unfavorably impacted non-U.S. revenue by two percent. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Transaction Revenue accounted for 45% of global MCO revenue in the second quarter of 2019 compared to 48% in the same period of 2018.

U.S. revenue of $637.9 million in the second quarter of 2019 increased $12.5 million over the same period in the prior year, reflecting strong growth in MA partially offset by modest declines in MIS.

Non-U.S. revenue of $575.7 million in the second quarter of 2019 increased $26.0 million over the same period in the prior year, reflecting growth in all regions within MA. Foreign currency translation unfavorably impacted non-U.S. revenue by four percent.

Operating expenses were $339.9 million in the second quarter of 2019, up $19.7 million from the same period in 2018, reflecting increases in compensation costs resulting from hiring activity and merit increases. The increase also reflects both compensation and non-compensation costs from the acquisitions of Reis and Omega Performance.

SG&A expenses of $274.7 million in the second quarter of 2019 increased $4.2 million from the same period in the prior year, primarily reflecting higher compensation costs. The increase in compensation costs primarily reflects hiring activity and merit increases coupled with costs from the acquisitions of Reis and Omega Performance.

The restructuring charge of $53.8 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.

The $8.7 million impairment charge relates to the planned divestiture of MAKS, which is more fully discussed in Note 10 to the condensed consolidated financial statements.

Operating income of $483.5 million in the second quarter of 2019 decreased $50.5 million compared to the same period in 2018 and resulted in an operating margin of 39.8%, compared to 45.4% in the same period of the prior year. The decrease in operating income and operating margin resulted from the aforementioned restructuring and impairment charges. Adjusted Operating Income of $599.0 million in the second quarter of 2019 increased $14.6 million compared to the same period in 2018. Adjusted Operating Margin was 49.4% in the second quarter of 2019 compared to 49.7% in the same period in the prior year.

Interest expense, net in the second quarter of 2019 was $50.6 million, a 5% decrease in expense compared to the same period in 2018, reflecting lower interest expense on borrowings of approximately $8 million primarily due to benefits from the interest element of cross-currency swaps (more fully discussed in Note 11 to the condensed consolidated financial statements). This decrease was partially offset by higher tax-related interest on UTPs of approximately $5 million.

Other non-operating income, net, was $0.4 million in the second quarter of 2019, compared to $14.9 million in the same period of the prior year. The decrease is primarily due to FX losses of approximately $9 million in the second quarter of 2019 compared to FX gains of approximately $6 million in the same period of the prior year.

The increase in the ETR to 28.0% in the second quarter of 2019 primarily reflects an approximate $15 million charge pursuant to the pre-sale reorganization and planned divestiture of MAKS, which is expected to occur in the second half of 2019.

Diluted EPS in the second quarter of 2019 of $1.62 decreased $0.32 compared to the same period in 2018, reflecting the aforementioned restructuring charge as well as impairment and tax-related charges pursuant to the planned divestiture of MAKS. Adjusted Diluted EPS of $2.07 in the second quarter of 2019 increased $0.03 compared to the same period in 2018 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). Diluted EPS and Adjusted Diluted EPS both benefited from lower diluted weighted average shares outstanding resulting from the Company’s ASR, which was executed in the first quarter of 2019.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Corporate finance (CFG)	$387.4	$391.0	(1%)
Structured finance (SFG)	112.1	128.2	(13%)
Financial institutions (FIG)	125.2	120.6	4%
Public, project and infrastructure finance (PPIF)	108.6	108.1	-
Total ratings revenue	733.3	747.9	(2%)
MIS Other	5.1	4.4	16%
Total external revenue	738.4	752.3	(2%)
Intersegment royalty	33.0	30.6	8%
Total	771.4	782.9	(1%)
Expenses:
Operating and SG&A (external)	304.8	301.2	(1%)
Operating and SG&A (intersegment)	2.2	2.4	8%
Adjusted Operating Income	464.4	479.3	(3%)
Restructuring	26.5	-	NM
Depreciation and amortization	18.0	16.7	(8%)
Operating income	$419.9	$462.6	(9%)
Adjusted Operating Margin	60.2%	61.2%
Operating margin	54.4%	59.1%

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

Global MIS revenue of $738.4 million in the second quarter of 2019 was down 2% compared to the same period in 2018, mainly due to declines in SFG and the unfavorable impact of foreign currency translation.

Transaction Revenue for MIS was 65% of total revenue in the second quarter of 2019, compared to 66% in the same period of 2018.

In the U.S., revenue was $436.2 million in the second quarter of 2019, down $15.0 million from the same period in 2018 and reflected declines in all ratings LOBs excluding PPIF.

Non-U.S. revenue was $302.2 million in the second quarter of 2019, or flat compared to the same period in 2018, reflecting declines in SFG and PPIF being offset by growth in CFG and FIG. Foreign currency translation unfavorably impacted non-U.S. MIS revenue by three percentage points.

Global CFG revenue of $387.4 million in the second quarter of 2019 declined 1% compared to a strong prior year comparative period, with declines in U.S. revenue being partially offset by growth internationally. In the U.S., revenue was $242.6 million, or 5% lower compared to the same period in the prior year, primarily reflecting a decline in rated issuance volumes in the bank loan sector as higher borrowing costs suppressed refinancing activity. These declines were partially offset by growth in corporate bond revenue (both investment-grade and speculative-grade) resulting from favorable changes in product mix and pricing increases and higher speculative-grade rated issuance volumes. Non-U.S. revenue of $144.8 million in the second quarter of 2019 increased 7% compared to the same period in the prior year, mainly due to higher investment-grade revenue across all regions reflecting strong issuance amidst favorable market conditions. This increase in non-U.S. revenue was partially offset by lower refinancing activity from speculative-grade bond and loan issuers in EMEA. Transaction Revenue represented 71% and 73% of total CFG revenue in the second quarter of 2019 and 2018, respectively.

Global SFG revenue of $112.1 million in the second quarter of 2019 decreased $16.1 million, or 13%, compared to the same period in 2018. In the U.S., revenue of $71.9 million decreased $8.5 million compared to the same period in 2018, reflecting a decline in activity in the CLO asset class due to wider credit spreads. Non-U.S. revenue in the second quarter of 2019 of $40.2 million decreased $7.6 million compared to the same period in the prior year and reflected declines across most asset classes in EMEA, as uncertainties relating to Brexit and the regulatory environment resulted in postponement of certain securitization transactions. Transaction Revenue was 61% of total SFG revenue in the second quarter of 2019 compared to 66% in the same period in 2018. Foreign currency translation unfavorably impacted SFG revenue by two percentage points.

Global FIG revenue of $125.2 million in the second quarter of 2019 increased $4.6 million compared to the same period in the prior year, with growth in non-U.S. revenue being partially offset by declines in the U.S. Non-U.S. revenue was $73.0 million in the second quarter of 2019, up 10% compared to the same period in 2018, mainly due to higher banking revenue in EMEA reflecting a favorable product mix. In the U.S., revenue of $52.2 million decreased 4% compared to the same period in the prior year primarily resulting from lower rated issuance volumes in the insurance sector compared to elevated issuance in the prior year reflecting M&A financing and balance sheet management related activities. Transaction revenue was 49% of total FIG revenue in the second quarter of 2019, compared to 47% in the same period in 2018. Foreign currency translation unfavorably impacted FIG revenue by two percentage points.

Global PPIF revenue was $108.6 million in the second quarter of 2019, or flat compared to the second quarter of 2018, with growth in the U.S. being offset by declines internationally. In the U.S., revenue in the second quarter of 2019 was $69.4 million, an increase of $8.3 million compared to the same period in 2018, primarily due to higher public and project finance revenue mainly due to favorable product mix. Outside the U.S., PPIF revenue was $39.2 million in the second quarter of 2019 and declined $7.8 million compared to the same period in 2018, mainly reflecting declines in project finance revenue in the Americas region compared to a strong prior year comparative period. Transaction Revenue was 66% in the second quarter of 2019, compared to 64% in the same period of 2018.

Operating and SG&A expenses in the second quarter of 2019 increased $3.6 million compared to the same period in 2018 and reflected an approximate $8 million increase in compensation costs partially offset by an approximate $4 million decrease in non-compensation costs. The increase in compensation costs primarily reflects higher salaries and employee benefits reflecting hiring activity and merit increases. The decline in non-compensation costs primarily reflects ongoing cost control initiatives partially offset by higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.

The restructuring charge of $26.5 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.

Adjusted Operating Income and operating income in the second quarter of 2019, which includes intersegment royalty revenue and intersegment expenses, were $464.4 million and $419.9 million, respectively, down $14.9 million and $42.7 million, respectively, compared to the same period in the prior year. Adjusted Operating Margin in the second quarter of 2019 was 60.2%, or 100BPS lower than the prior year. Operating margin was 54.4% in the second quarter of 2019, compared to 59.1% in the same period in the prior year, with the primary contributor to the decline being the aforementioned restructuring charge in the second quarter of 2019.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Research, data and analytics (RD&A)	$315.3	$275.9	14%
Enterprise risk solutions (ERS)	117.7	109.5	7%
Professional services (PS)	42.2	37.4	13%
Total external revenue	475.2	422.8	12%
Intersegment revenue	2.2	2.4	(8%)
Total MA Revenue	477.4	425.2	12%
Expenses:
Operating and SG&A (external)	309.8	289.5	(7%)
Operating and SG&A (intersegment)	33.0	30.6	(8%)
Adjusted Operating Income	134.6	105.1	28%
Restructuring	27.3	-	NM
Depreciation and amortization	33.0	31.7	(4%)
Acquisition-Related Expenses	2.0	2.0	-
Impairment pursuant to the planned divestiture of MAKS	8.7	-	NM
Operating income	$63.6	$71.4	(11%)
Adjusted Operating Margin	28.2%	24.7%
Operating margin	13.3%	16.8%

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

Global MA revenue increased $52.4 million, or 12%, compared to the same period in 2018 reflecting growth across all LOBs. The acquisitions of Reis and Omega Performance contributed approximately $10 million of revenue, or two percentage points of the growth. Recurring revenue comprised 85% and 84% of total MA revenue in the second quarter of 2019 and 2018, respectively. Foreign currency translation unfavorably impacted total MA revenue by three percentage points.

In the U.S., revenue of $201.7 million in the second quarter of 2019 increased $27.5 million, reflecting growth across all LOBs, most notably in RD&A.

Non-U.S. revenue of $273.5 million in the second quarter of 2019 was $24.9 million higher than in the same period in 2018 reflecting growth in RD&A and ERS. Foreign currency translation unfavorably impacted non-U.S. MA revenue by four percentage points.

Global RD&A revenue of $315.3 million in the second quarter of 2019 increased $39.4 million, or 14%, over the same period in the prior year period. RD&A revenue in the second quarter of 2019 included approximately $9 million of revenue, or three percentage points of the growth, from the Reis acquisition. RD&A revenue growth was also favorably impacted by a $6 million reduction of revenue in the prior year relating to a deferred revenue adjustment required as part of acquisition accounting for Bureau van Dijk. Organic RD&A revenue growth reflected strong results in the credit research and rating data feeds product lines, where enhanced content on the new CreditView platform and continued alignment of usage and licensing parameters have generated higher fees. Additionally, the growth in the second quarter of 2019 reflected higher revenue from Bureau van Dijk (notwithstanding the aforementioned deferred revenue adjustment) as a result of increased market demand for data to fulfill compliance requirements across multiple customer segments. U.S. revenue of $137.8 million and non-U.S. revenue of $177.5 million in the second quarter of 2019 increased 17% and 13%, respectively, compared to the same period in 2018. Foreign currency translation unfavorably impacted RD&A revenue by three percentage points.

Global ERS revenue of $117.7 million in the second quarter of 2019 increased $8.2 million, or 7%, compared to the same period in 2018. The growth reflects increases both in the U.S. and internationally primarily due to the ongoing demand for SaaS-based CECL solutions coupled with increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts. The growth also reflects benefits from pricing increases in ERS’s recurring revenue base, which together resulted in an approximate $9 million increase in revenue from subscription-based products. In the U.S., revenue of $46.1 million in the second quarter of 2019 increased 8% compared to the same period in the prior year. Non-U.S. revenue of $71.6 million in the second quarter of 2019 increased 7% compared to the same period in the prior year. Foreign currency translation unfavorably impacted ERS revenue by two percentage points.

Global PS revenue of $42.2 million in the second quarter of 2019 increased $4.8 million, or 13%, compared to the same period in 2018 reflecting growth in online learning solutions coupled with growth from outsourced analytical and research services. In the U.S., revenue in the second quarter of 2019 was $17.8 million, up 33% compared to the same period in 2018. Non-U.S. revenue in the second quarter of 2019 was $24.4 million, up 2% compared to the same period in 2018. Foreign currency translation unfavorably impacted PS revenue by two percentage points.

Operating and SG&A expenses in the second quarter of 2019 increased $20.3 million, or 7%, compared to the same period in 2018 reflecting growth in both compensation and non-compensation costs of approximately $12 million and $8 million, respectively, and included approximately $9 million in inorganic expense growth from the acquisitions of Reis and Omega Performance. Organic growth in compensation costs primarily reflects hiring activity and merit increases. Organic growth in non-compensation expenses primarily reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.

The restructuring charge of $27.3 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.

The $8.7 million impairment charge relates to the planned divestiture of MAKS, which is more fully discussed in Note 10 to the condensed consolidated financial statements.

Adjusted Operating Income was $134.6 million in the second quarter of 2019 and increased $29.5 million compared to the same period in 2018. Adjusted Operating Margin in the second quarter of 2019 was 28.2%, up 350BPS from the same period in 2018. Operating income of $63.6 million in the second quarter of 2019 decreased $7.8 million compared to the same period in 2018. Operating margin was 13.3% in the second quarter of 2019, down 350BPS from the same period in the prior year, primarily due to the aforementioned restructuring and impairment charges. Adjusted Operating Income and operating income both include intersegment revenue and expense.

RESULTS OF OPERATIONS

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Executive Summary

•Moody’s completed the acquisitions of Reis and Omega Performance on August 16, 2018 and October 15, 2018, respectively. In the discussion below, reference to inorganic revenue and expense growth refers to Reis and Omega Performance revenue from January 1, 2019 through June 30, 2019.

•Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into an agreement to sell the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS will continue to be reported within the MA segment (and PS LOB) until the closing of the transaction, which is expected to occur in the second half of 2019.

•The following table provides an executive summary of key operating results for the six months ended June 30, 2019. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2019	2018	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,355.7	$2,301.8	2%	● strong growth in MA was partially offset by declines in MIS
MIS External Revenue	$1,408.5	$1,472.2	(4%)

● decline due to lower refinancing activity in the bank loan sector and CLO asset class primarily resulting from higher borrowing costs;

partially offset by

● higher revenue from rating corporate debt (both investment-grade and high-yield) resulting mainly from both favorable product mix and higher rated issuance volumes

MA External Revenue	$947.2	$829.6	14%

● strong growth in the credit research and ratings data feeds product lines as well as growth from Bureau van Dijk within RD&A;

● inorganic growth from the acquisitions of Reis and Omega Performance; and

● growth from ongoing demand in ERS for SaaS-based solutions coupled with increased demand for actuarial modeling tools

Total operating and SG&A expenses	$1,237.8	$1,176.7	5%	● additional compensation expense resulting from hiring activity and merit increases; and ● operating expenses attributable to Reis and Omega Performance
Restructuring	$59.3	$-	NM

● charges pursuant to the 2018 Restructuring Program reflecting the rationalization and exit of certain real estate leases and reductions to staff - refer to Note 13 to the condensed consolidated financial statements

Impairment pursuant to the planned divestiture of MAKS	$8.7	$-	NM	● charge relates to the planned divestiture of MAKS - refer to Note 10 to the condensed consolidated financial statements
Operating Margin	40.1%	44.5%	(440 BPS)

● operating margin contraction is primarily due to the aforementioned restructuring and impairment charge

● Adjusted Operating Margin contraction was due to operating and SG&A expense growth outpacing modest revenue growth

Adjusted Operating Margin	47.5%	48.9%	(140 BPS)
ETR	18.8%	19.4%	(60 BPS)	● the decrease mainly reflects regulations issued in the first half of 2019 relating to the Tax Act, as well as lower non-U.S. taxes relating to certain software development
Diluted EPS	$3.56	$3.85	(8%)

● decline in Diluted EPS reflects the aforementioned restructuring charge coupled with the tax and impairment charges pursuant to the planned divestiture of MAKS

● modest growth in Adjusted EPS includes the benefit of a lower ETR coupled with lower diluted shares outstanding resulting from the Company's ASR executed in the first half of 2019

Adjusted Diluted EPS	$4.14	$4.06	2%

Moody's Corporation
			% Change Favorable (Unfavorable)
	Six Months Ended June 30,
	2019	2018
Revenue:
United States	$1,250.0	$1,223.1	2%
Non-U.S.:
EMEA	695.3	703.4	(1%)
Asia-Pacific	273.0	243.9	12%
Americas	137.4	131.4	5%
Total Non-U.S.	1,105.7	1,078.7	3%
Total	2,355.7	2,301.8	2%
Expenses:
Operating	681.6	635.1	(7%)
SG&A	556.2	541.6	(3%)
Restructuring	59.3	-	NM
Depreciation and amortization	101.3	97.5	(4%)
Acquisition-Related Expenses	3.4	2.8	(21%)
Impairment pursuant to the planned divestiture of MAKS	8.7	-	NM
Total	1,410.5	1,277.0	(10%)
Operating income	945.2	1,024.8	(8%)
Adjusted Operating Income (1)	1,117.9	1,125.1	(1%)
Interest expense, net	(103.1)	(104.1)	1%
Other non-operating income, net	2.7	15.9	(83%)
Non-operating expense, net	(100.4)	(88.2)	(14%)
Net income attributable to Moody's	$683.2	$749.1	(9%)
Diluted weighted average shares outstanding	192.1	194.5	1%
Diluted EPS attributable to Moody's common shareholders	$3.56	$3.85	(8%)
Adjusted Diluted EPS(1)	$4.14	$4.06	2%
Operating margin	40.1%	44.5%
Adjusted Operating Margin(1)	47.5%	48.9%
Effective tax rate	18.8%	19.4%

(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

Global revenue of $2,355.7 million in the first half of 2019 increased $53.9 million, or 2%, compared to the same period in 2018 and reflected strong growth in MA being partially offset by declines in MIS. Foreign currency translation unfavorably impacted revenue by two percent. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Transaction Revenue accounted for 44% of global MCO revenue in the first half of 2019 compared to 47% in 2018.

U.S. revenue of $1,250.0 million in the first half of 2019 increased $26.9 million over the same period in the prior year reflecting strong growth in MA being partially offset by declines in MIS.

Non-U.S. revenue of $1,105.7 million in the first half of 2019 increased $27.0 million over the same period in the prior year with strong growth in all regions within MA being offset by declines in MIS, most notably in the EMEA region. Foreign currency translation unfavorably impacted non-U.S. revenue by four percent.

Operating expenses were $681.6 million in the first half of 2019, up $46.5 million from the same period in 2018, primarily due to increases in compensation costs reflecting hiring activity and merit increases. The increase also reflects growth from the acquisitions of Reis and Omega Performance.

SG&A expenses of $556.2 million in the first half of 2019 increased $14.6 million from the same period in the prior year, primarily reflecting higher compensation costs. The increase in compensation costs primarily reflects hiring activity and merit increases coupled with costs from the acquisitions of Reis and Omega Performance. Non-compensation costs declined modestly compared to the same period in 2018 and included the offsetting impacts of higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency, offset by lower legal costs.

The restructuring charge of $59.3 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.

The $8.7 million impairment charge relates to the planned divestiture of MAKS, which is more fully discussed in Note 10 to the condensed consolidated financial statements.

Operating income of $945.2 million in the first half of 2019 decreased $79.6 million compared to the same period in 2018 and resulted in an operating margin of 40.1%, compared to 44.5% in the same period of the prior year. The decrease in operating income and operating margin resulted from the aforementioned restructuring and impairment charge. Adjusted Operating Income of $1,117.9 million in the first half of 2019 decreased $7.2 million compared to the same period in 2018, resulting in an Adjusted Operating Margin of 47.5% compared to 48.9% in the same period in the prior year.

Interest expense, net in the first half of 2019 was $103.1 million, or in line with the same period of the prior year, reflecting higher tax-related interest on UTPs being offset by lower interest on borrowings. The increase in tax-related interest of approximately $12 million included a higher benefit relating to the favorable resolution of UTPs in the first half of 2018 compared to the same period in 2019. This increase was partially offset by lower interest expense on borrowings of approximately $12 million primarily reflecting benefits from the interest element of cross-currency swaps, which were executed in 2018 and the first half of 2019 (more fully discussed in Note 11 to the condensed consolidated financial statements).

Other non-operating income, net, was $2.7 million in the first half of 2019, compared to $15.9 million in the same period of the prior year. The decrease is primarily due to FX losses of approximately $16 million in the first half of 2019 compared to immaterial FX gains in the same period of the prior year.

The reduction in the ETR to 18.8% in the first half of 2019 primarily reflects regulations issued in the first half of 2019 relating to the Tax Act as well as lower non-U.S. taxes relating to certain software development. These items were partially offset by an approximate $15 million tax charge pursuant to the pre-sale reorganization and planned divestiture of MAKS.

Diluted EPS in the first half of 2019 of $3.56 decreased $0.29 compared to the same period in 2018, reflecting the aforementioned restructuring charge and impairment and tax-related charges pursuant to the planned divestiture of MAKS. Adjusted Diluted EPS of $4.14 in the first half of 2019 increased $0.08 compared to the same period in 2018 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). Diluted EPS and Adjusted Diluted EPS both benefited from a lower ETR coupled with lower diluted weighted average shares outstanding resulting from the Company’s ASR, which was executed in the first half of 2019.

Segment Results

Moody’s Investors Service

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

			% Change Favorable (Unfavorable)
	Six Months Ended June 30,
	2019	2018
Revenue:
Corporate finance (CFG)	$742.8	$780.6	(5%)
Structured finance (SFG)	212.8	246.0	(13%)
Financial institutions (FIG)	241.0	234.9	3%
Public, project and infrastructure finance (PPIF)	201.3	201.3	-
Total ratings revenue	1,397.9	1,462.8	(4%)
MIS Other	10.6	9.4	13%
Total external revenue	1,408.5	1,472.2	(4%)
Intersegment royalty	65.3	60.4	8%
Total	1,473.8	1,532.6	(4%)
Expenses:
Operating and SG&A (external)	619.2	606.6	(2%)
Operating and SG&A (intersegment)	4.6	7.4	38%
Adjusted Operating Income	850.0	918.6	(7%)
Restructuring	29.2	-	NM
Depreciation and amortization	35.0	33.5	(4%)
Operating income	$785.8	$885.1	(11%)
Adjusted Operating Margin	57.7%	59.9%
Operating margin	53.3%	57.8%

The following is a discussion of external MIS revenue and operating expenses:

Pursuant to certain organizational realignments in the first half of 2019, revenue from REITs, which was previously classified in the SFG LOB, is now reported as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.

Global MIS revenue of $1,408.5 million in the first half of 2019 was down 4% compared to the same period in 2018, primarily reflecting declines in CFG and SFG. Foreign currency translation unfavorably impacted total MIS revenue by two percentage points.

Transaction Revenue for MIS was 63% in the first half of 2019, compared to 65% in the same period of 2018.

In the U.S., revenue was $847.4 million in the first half of 2019, down $37.2 million from the same period in 2018 reflecting declines in all ratings LOBs excluding PPIF.

Non-U.S. revenue was $561.1 million in the first half of 2019, a decrease of $26.5 million or 5%, compared to the same period in 2018, reflecting declines in all ratings LOBs excluding FIG. Foreign currency translation unfavorably impacted non-U.S. MIS revenue by four percentage points.

Global CFG revenue of $742.8 million in the first half of 2019 declined 5% compared to a strong prior year comparative period, with both lower U.S. and non-U.S. revenue. In the U.S., revenue was $485.2 million, or 5% lower compared to the same period in the prior year, primarily reflecting a decline in rated issuance volumes in the bank loan sector as higher borrowing costs suppressed refinancing activity. These declines were partially offset by growth in corporate bond revenue (both investment-grade and speculative-grade) resulting from M&A-driven financing coupled with benefits from favorable changes in product mix and pricing increases. Non-U.S. revenue of $257.6 million declined 4% compared to the same period in the prior year, mainly due to lower leveraged finance rated issuance in EMEA resulting from issuers in the region being well funded coupled with higher prevailing borrowing costs resulting in reduced refinancing activity. Transaction Revenue represented 71% and 73% of total CFG revenue in the first half of 2019 and 2018, respectively.

Global SFG revenue of $212.8 million in the first half of 2019 decreased $33.2 million, or 13%, compared to the same period in 2018. In the U.S., revenue of $134.1 million in the first half of 2019 decreased $20.3 million compared to the same period in 2018, as wider credit spreads in the CLO asset class reduced activity. Non-U.S. revenue in the first half of 2019 of $78.7 million decreased $12.9 million compared to the same period in the prior year. This decrease primarily reflected declines across most asset classes in EMEA, as uncertainties relating to Brexit and the regulatory environment resulted in postponement of certain securitization transactions. Transaction Revenue was 59% of total SFG revenue in the first half of 2019 compared to 65% in the same period in 2018. Foreign currency translation unfavorably impacted SFG revenue by two percentage points.

Global FIG revenue of $241.0 million in the first half of 2019 increased modestly compared to the same period in the prior year, with growth in non-U.S. revenue being partially offset by declines in the U.S. Non-U.S. revenue was $142.8 million in the first half of 2019, up 8% compared to the same period in 2018, mainly due to higher banking revenue across all international regions. In the U.S., revenue of $98.2 million decreased 5% compared to the same period in the prior year primarily reflecting lower rated issuance volumes in the insurance sector. Transaction revenue was 45% of total FIG revenue in both the first half of 2019 and 2018. Foreign currency translation unfavorably impacted FIG revenue by two percentage points.

Global PPIF revenue was $201.3 million in the first half of 2019, or flat compared to the first half of 2018 with declines in non-U.S. revenue being offset by growth in the U.S. Outside the U.S., PPIF revenue was $71.7 million in the first half of 2019 and declined $15.1 million compared to a strong prior year comparative period primarily due to declines in public and infrastructure finance in the EMEA and Americas regions. In the U.S., revenue in the first half of 2019 was $129.6 million, an increase of $15.1 million compared to the same period in 2018, primarily due to higher public and infrastructure finance revenue relative to a challenging prior year period. Transaction Revenue was 63% in the first half of 2019, compared to 62% in the same period of 2018. Foreign currency translation unfavorably impacted PPIF revenue by two percentage points.

Operating and SG&A expenses in the first half of 2019 increased $12.6 million compared to the same period in 2018 and reflected an approximate $23 million increase in compensation costs partially offset by an approximate $10 million decrease in non-compensation costs. The increase in compensation costs primarily reflects higher salaries and employee benefits reflecting hiring activity and merit increases. The decline in non-compensation costs primarily reflects lower legal costs partially offset by higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.

The restructuring charge of $29.2 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.

Adjusted Operating Income and operating income in the first half of 2019, which includes intersegment royalty revenue and intersegment expenses, were $850.0 million and $785.8 million, respectively, down $68.6 million and $99.3 million, respectively, compared to the same period in the prior year. Adjusted Operating Margin in the first half of 2019 was 57.7%, or 220BPS lower than the prior year. Operating margin was 53.3% in the first half of 2019, compared to 57.8% in the same period in the prior year. The 2019 operating margin was suppressed by the aforementioned restructuring charge.

Moody’s Analytics

The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Research, data and analytics (RD&A)	$623.0	$543.0	15%
Enterprise risk solutions (ERS)	239.6	211.7	13%
Professional services (PS)	84.6	74.9	13%
Total external revenue	947.2	829.6	14%
Intersegment revenue	4.6	7.4	(38%)
Total MA Revenue	951.8	837.0	14%
Expenses:
Operating and SG&A (external)	618.6	570.1	(9%)
Operating and SG&A (intersegment)	65.3	60.4	(8%)
Adjusted Operating Income	267.9	206.5	30%
Restructuring	30.1	-	NM
Depreciation and amortization	66.3	64.0	(4%)
Acquisition-Related Expenses	3.4	2.8	(21%)
Impairment pursuant to the planned divestiture of MAKS	8.7	-	NM
Operating income	$159.4	$139.7	14%
Adjusted Operating Margin	28.1%	24.7%
Operating margin	16.7%	16.7%

The following is a discussion of external MA revenue and operating expenses:

Pursuant to organizational/product realignments in the first half of 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

Global MA revenue increased $117.6 million, or 14%, compared to the same period in 2018 reflecting strong growth across all LOBs. The acquisitions of Reis and Omega Performance contributed approximately $22 million of revenue, or two percentage points of the growth. Recurring revenue comprised 85% of total MA revenue in both the first half of 2019 and 2018. Foreign currency translation unfavorably impacted MA revenue by three percentage points.

In the U.S., revenue of $402.6 million in the first half of 2019 increased $64.1 million, reflecting growth across all LOBs, most notably in RD&A.

Non-U.S. revenue of $544.6 million in the first half of 2019 was $53.5 million higher than in the same period in 2018 reflecting growth across all LOBs. Foreign currency translation unfavorably impacted non-U.S. MA revenue by five percentage points.

Global RD&A revenue of $623.0 million in the first half of 2019 increased $80.0 million, or 15%, over the same period in the prior year. RD&A revenue in the first half of 2019 included approximately $18 million of revenue, or four percentage points of the growth, from the Reis acquisition. RD&A revenue growth was also favorably impacted by a $16 million reduction of revenue in the prior year relating to a deferred revenue adjustment required as part of acquisition accounting for Bureau van Dijk. Organic RD&A revenue growth reflected strong results in the credit research and rating data feeds product lines, where enhanced content on the new CreditView platform and continued alignment of usage and licensing parameters have generated higher fees. Additionally, the growth in the first half of 2019 reflected higher revenue from Bureau van Dijk (notwithstanding the aforementioned deferred revenue adjustment) as a result of increased market demand for data to fulfill compliance requirements across multiple customer segments. U.S. revenue of $272.6 million and non-U.S. revenue of $350.4 million in the first half of 2019 increased 18% and 12%, respectively, compared to the same period in 2018. Foreign currency translation unfavorably impacted RD&A revenue by three percentage points.

Global ERS revenue of $239.6 million in the first half of 2019 increased $27.9 million, or 13%, compared to the same period in 2018. The growth reflects increases across all regions primarily due to the ongoing demand for SaaS-based CECL solutions coupled with increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts. The growth also reflects benefits from pricing increases in ERS’s recurring revenue base, which together resulted in an approximate $24 million increase in revenue from subscription-based products. Revenue from one-time licenses and services also grew by approximately $5 million mainly from the implementation of insurance modeling solutions. In the U.S., revenue of $94.5 million in the first half of 2019 increased 17% compared to the same period in the prior year. Non-U.S. revenue of $145.1 million in the first half of 2019 increased 11% compared to the same period in the prior year. Foreign currency translation unfavorably impacted ERS revenue by two percentage points.

Global PS revenue of $84.6 million in the first half of 2019 increased $9.7 million compared to the same period in 2018 with approximately six percentage points of the growth reflecting revenue from the acquisition of Omega Performance. The increase compared to the prior year also reflects organic growth in online learning solutions coupled with growth from outsourced analytical and research services. In the U.S., revenue in the first half of 2019 was $35.5 million, up 33% compared to the same period in 2018. Non-U.S. revenue in the first half of 2019 was $49.1 million, up 2% compared to the same period in 2018. Foreign currency translation unfavorably impacted PS revenue by two percentage points.

Operating and SG&A expenses in the first half of 2019 increased $48.5 million compared to the same period in 2018 reflecting growth in both compensation and non-compensation costs of approximately $34 million and $15 million, respectively, and included approximately $18 million in inorganic expense growth from the acquisitions of Reis and Omega Performance. Organic growth in compensation costs primarily reflects hiring activity and merit increases. Organic growth in non-compensation expenses primarily reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.

The restructuring charge of $30.1 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.

The $8.7 million impairment charge related to the planned divestiture of MAKS, which is more fully discussed in Note 10 to the condensed consolidated financial statements.

Adjusted Operating Income was $267.9 million in the first half of 2019 and increased $61.4 million compared to the same period in 2018. Adjusted Operating Margin in the first half of 2019 was 28.1%, up 340BPS from the same period in 2018. Operating income of $159.4 million in the first half of 2019 increased $19.7 million compared to the same period in 2018. Operating margin was 16.7% in the first half of 2019, or flat compared to the same period in the prior year. Operating income and operating margin were both suppressed by the aforementioned restructuring and impairment charges. Adjusted Operating Income and operating income both include intersegment revenue and expense.

Liquidity and Capital Resources

Cash Flow

The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended		$ Change Favorable (Unfavorable)
	June 30,
	2019	2018
Net cash provided by operating activities	$754.5	$777.3	$(22.8)
Net cash used in investing activities	$(52.8)	$(45.3)	$(7.5)
Net cash used in financing activities	$(1,186.0)	$(467.6)	$(718.4)
Free Cash Flow(1)	$715.8	$739.4	$(23.6)

(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities

The decline in net cash flows from operating activities in the first half of 2019 was primarily due to the decrease in operating income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion) partially offset by various changes in working capital.

Net cash used in investing activities

The $7.5 million increase in cash flows used in investing activities in the first half of 2019 compared to the same period in 2018 primarily reflects the acquisition of Vigeo Eiris in April 2019 partially offset by lower net sales and maturities of investments in the first half of 2019.

Net cash used in financing activities

The $718.4 million increase in cash used in financing activities was primarily attributed to:

•higher cash paid for share repurchases in 2019 of approximately $534 million primarily due to the ASR completed in 2019; and

•higher net repayments on debt and commercial paper of approximately $132 million the first half of 2019 compared to the same period in the prior year.

Cash and short-term investments held in non-U.S. jurisdictions

The Company’s aggregate cash and cash equivalents and short-term investments of $1.3 billion at June 30, 2019 consisted of approximately $1.1 billion located outside of the U.S. Approximately 35% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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

Indebtedness

At June 30, 2019, Moody’s had $5.4 billion of outstanding debt and approximately $870 million of additional borrowing capacity available under the Company's CP program, which is backstopped by the 2018 Facility. At June 30, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At June 30, 2019, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at June 30, 2019 is as follows:

Year Ending December 31,	2010 Senior Notes due 2020	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	Commercial Paper	Total
2019 (After June 30)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$130.0	$130.0
2020	500.0	-	-	-	-	-	-	-	-	-	-	-	500.0
2021	-	-	-	-	-	500.0	-	-	300.0	-	-	-	800.0
2022	-	500.0	-	-	-	-	-	-	-	-	-	-	500.0
2023	-	-	-	-	-	-	500.0	-	-	-	-	-	500.0
Thereafter	-	-	500.0	600.0	569.4	-	-	500.0	-	400.0	400.0	-	2,969.4
Total	$500.0	$500.0	$500.0	$600.0	$569.4	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$130.0	$5,399.4

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

On July 9, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.50 per share of Moody’s common stock, payable September 10, 2019 to shareholders of record at the close of business on August 20, 2019. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.

Full-year 2019 total share repurchases (including shares repurchased via the aforementioned ASR) are expected to be $1.0 billion to $1.3 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.

The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.

Off-Balance Sheet Arrangements

At June 30, 2019, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations

The following table presents payments due under the Company’s contractual obligations as of June 30, 2019:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$7,528.6	$335.1	$1,655.4	$1,765.2	$3,772.9
Operating lease obligations	679.2	108.3	199.0	161.4	210.5
Purchase obligations	148.2	93.2	55.0	-	-
Pension obligations (2)	140.2	5.1	42.7	25.5	66.9
Total (3)	$8,496.2	$541.7	$1,952.1	$1,952.1	$4,050.3
(1) Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 18 to the condensed consolidated financial statements.
(2) Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 17 to the condensed consolidated financial statements.

(3) The table above does not include the Company's net long-term tax liabilities of $450.2 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. The table above also does not include an additional $119.0 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017 which the company had elected to pay in eight annual payments.

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

Adjusted Operating Income and Adjusted Operating Margin:

The Company presents Adjusted Operating Income because management deems this metric to be a useful measure of assessing the operating performance of Moody’s. Adjusted Operating Income excludes depreciation and amortization, restructuring, Acquisition-Related Expenses and a non-recurring impairment charge pursuant to the planned divestiture of MAKS. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses on an annual basis in both the current and prior years, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The impairment charge pursuant to the planned divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income	$483.5	$534.0	$945.2	$1,024.8
Adjustments:
Restructuring	53.8	-	59.3	-
Depreciation and amortization	51.0	48.4	101.3	97.5
Acquisition-Related Expenses	2.0	2.0	3.4	2.8
Impairment pursuant to the planned divestiture of MAKS	8.7	-	8.7	-
Adjusted Operating Income	$599.0	$584.4	$1,117.9	$1,125.1
Operating margin	39.8%	45.4%	40.1%	44.5%
Adjusted Operating Margin	49.4%	49.7%	47.5%	48.9%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:

The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of amortization of acquired intangible assets, Acquisition-Related Expenses, restructuring charges and an impairment and tax charge pursuant to the planned divestiture of MAKS.

The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. Additionally, Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-related expenses from other acquisitions were not material. The impairment and the tax charge pursuant to the planned divestiture of MAKS are excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2019		2018		2019		2018
Net income attributable to Moody's common shareholders		$310.3		$376.2		$683.2		$749.1
Pre-Tax Acquisition-Related Expenses	$2.0		$2.0		$3.4		$2.8
Tax on Acquisition-Related Expenses	(0.6)		(0.4)		(0.9)		(0.6)
Net Acquisition-Related Expenses		1.4		1.6		2.5		2.2
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$26.2		$25.1		$52.6		$50.8
Tax on Acquisition-Related Intangible Amortization Expenses	(6.1)		(5.6)		(12.2)		(11.5)
Net Acquisition-Related Intangible Amortization Expenses		20.1		19.5		40.4		39.3
Impairment pursuant to the planned divestiture of MAKS		8.7		-		8.7		-
Pre-Tax Restructuring	$53.8		$-		$59.3		$-
Tax on Restructuring	(13.1)		-		(14.5)		-
Net Restructuring		40.7		-		44.8		-
Tax charge pursuant to the planned divestiture of MAKS		15.0		-		15.0		-
Adjusted Net Income		$396.2		$397.3		$794.6		$790.6

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Earnings per share attributable to Moody's common shareholders		$1.62		$1.94		$3.56		$3.85
Pre-Tax Acquisition-Related Expenses	$0.01		$0.01		$0.02		$0.01
Tax on Acquisition-Related Expenses	-		-		(0.01)		-
Net Acquisition-Related Expenses		0.01		0.01		0.01		0.01
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.14		$0.13		$0.27		$0.26
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		(0.04)		(0.06)		(0.06)
Net Acquisition-Related Intangible Amortization Expenses		0.10		0.09		0.21		0.20
Impairment pursuant to the planned divestiture of MAKS		0.05		-		0.05		-
Pre-Tax Restructuring	$0.28		$-		$0.31		$-
Tax on Restructuring	(0.07)		-		(0.08)		-
Net Restructuring		0.21		-		0.23		-
Tax charge pursuant to the planned divestiture of MAKS		0.08		-		0.08		-
Adjusted Diluted EPS		$2.07		$2.04		$4.14		$4.06

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

	Six Months Ended June 30,
	2019	2018
Net cash flows provided by operating activities	$754.5	$777.3
Capital additions	(38.7)	(37.9)
Free Cash Flow	$715.8	$739.4
Net cash flows used in investing activities	$(52.8)	$(45.3)
Net cash flows used in financing activities	$(1,186.0)	$(467.6)

Recently Issued Accounting Standards

Refer to Note 22 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

Contingencies

Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 20 "Contingencies.”

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

The regulatory landscape has changed rapidly in recent years and continues to evolve. In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, restrictions on CRAs or their shareholders if certain ownership thresholds are crossed, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the European Commission published a report concluding that no new EU legislation was needed for the industry at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In addition, from time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation. In the first quarter of 2019, ESMA published its work programme, which identified its supervisory priorities for 2019, including the quality of the rating process, portfolio risk (defined by ESMA as the ability of a CRA to rank-order rated issuers or instruments by relative credit risk) and cybersecurity. This will be in addition to its ongoing work on Brexit and fees charged by CRAs. On July 18, 2019, ESMA published its Final Report on Guidelines on Disclosure Requirements Applicable to Credit Ratings. The Final Report includes guidelines to improve transparency regarding the extent to which sustainability factors have been key driving factors behind a credit rating action. On July 18, 2019, ESMA also published its Technical Advice to the European Commission on Sustainability Considerations in the credit rating market. In its Technical Advice, ESMA concludes that CRAs are considering Environmental, Social and Governance (ESG) factors in their credit ratings and that it would be inadvisable to amend the CRA Regulation to explicitly mandate the consideration of sustainability characteristics in credit ratings. However, ESMA notes that it could be useful to update the CRA Regulation to require a more consistent level of transparency about how CRAs consider ESG factors in their credit ratings. The European Commission is expected to provide a progress report in the third quarter of 2019 on its study into the merits of amending the CRA regulatory framework to mandate credit rating agencies to explicitly integrate sustainability factors into their credit ratings.

Separately, on June 23, 2016, the U.K. voted through a referendum to exit the EU The U.K. officially launched the exit process by submitting its Article 50 letter to the EU, informing it of the U.K.’s intention to exit. The submission of this letter started the clock on the negotiation of the terms of exit, which originally was expected to take up to two years, but is taking longer.

The longer-term impacts of the decision to leave the EU on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the EU In the interim, the EU CRA regulatory framework will remain in place and firms must continue to abide by their existing obligations with ESMA as the regulator of EU-registered CRAs. In the case of a U.K. withdrawal from the EU without an agreement, legislation will come into force in the U.K. that will substantially mirror the EU CRA legislation under the supervision of the Financial Conduct Authority, who will be the U.K. regulator for U.K. CRAs after exit.

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

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2 “MD&A”, commencing on page 50 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to uncertainty as companies transition away from LIBOR and the U.K.’s pending withdrawal from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2018, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2018:

Cross-currency swaps designated as a net investment hedges:

In 2019, the Company entered into cross-currency swaps to exchange an aggregate amount of €1,079.1 million with corresponding EUR fixed interest rates for an aggregate amount of $1,220.0 million with corresponding USD fixed interest rates. Additionally, the Company entered into cross currency swaps to exchange an aggregate amount of €221.1 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $250.0 million with corresponding interest based on the floating 3-month USD LIBOR. Both types of swaps were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $148 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.

Interest rate swaps designated as fair value hedges:

Furthermore, in the first quarter of 2019, the Company entered into interest rate swaps with a notional amount of $250 million to convert the fixed rate of interest on the 2.625% 2017 Senior Notes due 2023 to a floating interest rate based on the 3-month USD LIBOR. A hypothetical change of 100 BPS in the USD LIBOR-based swap rate would result in an approximate $9 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.

Refer to Note 11 to the condensed consolidated financial statements in this Form 10-Q and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, December 31, 2018 for further discussion on the Company’s derivative financial instruments.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2019.

During the first quarter of 2019, the Company implemented internal controls relating to the New Lease Accounting Standard, which was adopted by Moody’s on January 1, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 20 “Contingencies” in this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the Three Months Ended June 30, 2019
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1 - 30	2,986	$-	-	(3)	$751.1 million
May 1 - 31	97,104	$188.62	95,412		$733.1 million
June 1 - 30	127,305	$189.25	125,795		$709.3 million
Total	227,395	$188.98	221,207

(1) Includes surrender to the Company of 2,986, 1,692 and 1,510 shares of common stock in April, May and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

(3) Amount excludes 0.6 million shares delivered pursuant to the final settlement of the Company's ASR, which is more fully described in Note 7 to the condensed consolidated financial statements

During the second quarter of 2019, Moody’s issued 0.3 million shares under employee stock-based compensation plans.

Item 5. Other Information

Not applicable.

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

Date: August 1, 2019