Form 10-Q
period 2019-09-30
MOODYS CORP /DE/
filed 2019-11-01
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-14037
____________________
Moody’s Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3998945
(State of Incorporation)	(I.R.S. Employer Identification No.)

7 World Trade Center				at	10007
250 Greenwich Street	,	New York	,	NY	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code:
(212) 553-0300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MCO	New York Stock Exchange
1.75% Senior Notes Due 2027	MCO 27	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months, or for such shorter period that the registrant was required to submit such files. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares Outstanding at September 30, 2019
188.8 million

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ABS Suite	Business acquired by the Company in October 2019 which includes a software platform used by issuers and trustees for administration of asset-backed and mortgage-backed securities programs
Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity
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

TERM	DEFINITION
CRAs	Credit rating agencies
DBPP	Defined benefit pension plans
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services
ESG	Environmental, Social, and Governance
ESMA	European Securities and Markets Authority
ETR	Effective tax rate
EU	European Union
EUR	Euros
EURIBOR	The Euro Interbank Offered Rate
Excess Tax Benefits
The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended
External Revenue	Revenue excluding any intersegment amounts
FASB	Financial Accounting Standards Board
FIG	Financial institutions group; an LOB of MIS
Four Twenty Seven	A provider of data, intelligence, and analysis related to physical climate risks; acquired by the Company in July 2019
Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
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
MA
Moody’s Analytics - a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs - RD&A, ERS and PS

MAKS
Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment

TERM	DEFINITION
MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG, CFG, FIG, PPIF and MIS Other
MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
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

Omega Performance	A provider of online credit training, acquired by the Company in August 2018
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

Other Retirement Plan	The U.S. retirement healthcare and U.S. retirement life insurance plans
PPIF	Public, project and infrastructure finance; an LOB of MIS
Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company
PS	Professional Services, an LOB within MA consisting of MAKS and MALS that provides offshore analytical and research services as well as learning solutions and certification programs

TERM	DEFINITION
RD&A
An LOB within MA that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Redeemable Non-controlling Interest
Represents minority shareholders' interest in entities which are controlled but not wholly-owned by Moody's and for which Moody's obligation to redeem the minority shareholders' interest is represented by a put/call relationship

Reform Act	Credit Rating Agency Reform Act of 2006
REIT	Real Estate Investment Trust
Reis, Inc. (Reis)	A provider of U.S. commercial real estate data; acquired by the Company in October 2018
Relationship Revenue
For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other, represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment
Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans
RiskFirst	A company providing risk analytic solutions for the asset management and pension fund communities; acquired by the Company in July 2019
RMBS	Residential mortgage-backed securities; an asset class within SFG
ROU Asset	Assets recorded pursuant to the New Lease Accounting Standard which represent the Company’s right to use an underlying asset for the term of a lease
SaaS	Software-as-a-Service
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SynTao Green Finance (STGF)	A provider of environmental, social and governance data and analytics based in and serving China; a minority stake was acquired by the Company in October 2019
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
Vigeo Eiris	A provider of in ESG research, data and assessments; acquired by the Company on April 12, 2019
2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes due in September 2020
2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes due in July 2019, repaid in 2019
2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

TERM	DEFINITION
2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes due June 7, 2021
2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$1,240.5	$1,080.8	$3,596.2	$3,382.6
Expenses
Operating	350.2	306.3	1,031.8	941.4
Selling, general and administrative	291.9	260.3	848.1	801.9
Restructuring	(1.0)	—	58.3	—
Depreciation and amortization	48.6	46.1	149.9	143.6
Acquisition-Related Expenses	—	1.3	3.4	4.1
Impairment pursuant to the planned divestiture of MAKS	2.0	—	10.7	—
Total expenses	691.7	614.0	2,102.2	1,891.0
Operating income	548.8	466.8	1,494.0	1,491.6
Non-operating (expense) income, net
Interest expense, net	(45.9)	(56.4)	(149.0)	(160.5)
Other non-operating income, net	9.9	2.4	12.6	18.3
Total non-operating expense, net	(36.0)	(54.0)	(136.4)	(142.2)
Income before provisions for income taxes	512.8	412.8	1,357.6	1,349.4
Provision for income taxes	130.4	100.8	289.6	282.7
Net income	382.4	312.0	1,068.0	1,066.7
Less: Net income attributable to noncontrolling interests	3.0	1.8	5.4	7.4
Net income attributable to Moody's	$379.4	$310.2	$1,062.6	$1,059.3
Earnings per share attributable to Moody's common shareholders
Basic	$2.01	$1.62	$5.60	$5.53
Diluted	$1.99	$1.59	$5.54	$5.45
Weighted average number of shares outstanding
Basic	189.0	191.8	189.6	191.7
Diluted	191.1	194.5	191.8	194.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$382.4			$312.0
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(193.6)	$—	(193.6)	$(52.4)	$—	(52.4)
Net gains on net investment hedges	136.7	(34.0)	102.7	5.9	(1.8)	4.1
Net investment hedges - reclassification of gains included in net income	(1.0)	0.2	(0.8)	—	—	—
Cash Flow Hedges:
Reclassification of losses (gains) included in net income	0.1	(0.1)	—	(0.1)	—	(0.1)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	0.8	(0.2)	0.6	1.1	(0.3)	0.8
Total other comprehensive income (loss)	$(57.0)	$(34.1)	$(91.1)	$(45.5)	$(2.1)	$(47.6)
Comprehensive income			291.3			264.4
Less: comprehensive income (loss) attributable to noncontrolling interests			3.1			(8.4)
Comprehensive Income Attributable to Moody's			$288.2			$272.8

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,068.0			$1,066.7
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(178.7)	$—	(178.7)	$(203.2)	$—	(203.2)
Net gains on net investment hedges	130.1	(33.1)	97.0	28.0	(7.4)	20.6
Net investment hedges - reclassification of gains included in net income	(1.0)	0.2	(0.8)	—	—	—
Cash Flow Hedges:
Net realized and unrealized gain (loss) on cash flow hedges	—	—	—	1.9	(0.4)	1.5
Reclassification of losses (gains) included in net income	0.2	(0.1)	0.1	(0.3)	—	(0.3)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2.4	(0.6)	1.8	3.5	(1.0)	2.5
Net actuarial (losses) gains and prior service costs	(1.7)	0.4	(1.3)	1.6	(0.4)	1.2
Total other comprehensive income (loss)	$(48.7)	$(33.2)	$(81.9)	$(168.5)	$(9.2)	$(177.7)
Comprehensive income			986.1			889.0
Less: comprehensive income (loss) attributable to noncontrolling interests			14.7			(2.7)
Comprehensive Income Attributable to Moody's			$971.4			$891.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,178.0	$1,685.0
Short-term investments	95.8	132.5
Accounts receivable, net of allowances of $45.2 in 2019 and $43.5 in 2018	1,228.4	1,287.1
Other current assets	286.1	282.3
Assets held for sale	254.0	—
Total current assets	3,042.3	3,386.9
Property and equipment, net of accumulated depreciation of $816.8 in 2019 and $790.2 in 2018	292.1	320.4
Operating lease right-of-use assets	464.6	—
Goodwill	3,610.0	3,781.3
Intangible assets, net	1,454.1	1,566.1
Deferred tax assets, net	189.4	197.2
Other assets	425.3	274.3
Total assets	$9,477.8	$9,526.2
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$607.2	$695.2
Current portion of operating lease liabilities	89.5	—
Current portion of long-term debt	501.5	449.9
Deferred revenue	855.7	953.4
Liabilities held for sale	84.1	—
Total current liabilities	2,138.0	2,098.5
Non-current portion of deferred revenue	115.0	122.3
Long-term debt	4,736.5	5,226.1
Deferred tax liabilities, net	355.7	351.7
Uncertain tax positions	442.0	494.6
Operating lease liabilities	495.0	—
Other liabilities	492.5	576.5
Total liabilities	8,774.7	8,869.7
Contingencies (Note 20)	—	—
Redeemable noncontrolling interest	5.8	—
Shareholders' equity:
Preferred stock, par value $0.01 per share and, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series Common Stock, par value $0.01 per share and, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2019 and December 31, 2018, respectively	3.4	3.4
Capital surplus	607.9	600.9
Retained earnings	9,391.6	8,594.4
Treasury stock, at cost; 154,151,437 and 151,598,695 shares of common stock at September 30, 2019 and December 31, 2018, respectively	(8,993.0)	(8,312.5)
Accumulated other comprehensive loss	(537.3)	(426.3)
Total Moody's shareholders' equity	472.6	459.9
Noncontrolling interests	224.7	196.6
Total shareholders' equity	697.3	656.5
Total liabilities, noncontrolling interests and shareholders' equity	$9,477.8	$9,526.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$1,068.0	$1,066.7
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	149.9	143.6
Stock-based compensation	103.2	100.0
Deferred income taxes	(22.2)	(75.3)
ROU Asset impairment & other non-cash restructuring/impairment charges	37.6	—
Impairment pursuant to the planned divestiture of MAKS	10.7	—
Changes in assets and liabilities:
Accounts receivable	35.9	22.5
Other current assets	(8.2)	36.6
Other assets	(25.6)	(7.4)
Lease obligations	(6.5)	—
Accounts payable and accrued liabilities	(99.8)	(176.5)
Deferred revenue	(96.4)	(35.3)
Unrecognized tax benefits and other non-current tax liabilities	(17.2)	42.8
Other liabilities	66.1	(33.1)
Net cash provided by operating activities	1,195.5	1,084.6
Cash flows from investing activities
Capital additions	(60.9)	(62.9)
Purchases of investments	(110.6)	(142.5)
Sales and maturities of investments	138.9	120.9
Cash received upon disposal of a subsidiary, net of cash transferred to purchaser	—	5.7
Cash paid for acquisitions, net of cash acquired	(121.0)	(35.0)
Receipts from settlements of net investment hedges	4.1	—
Net cash used in investing activities	(149.5)	(113.8)
Cash flows from financing activities
Issuance of notes	—	299.6
Repayment of notes	(450.0)	(750.0)
Issuance of commercial paper	1,307.2	434.4
Repayment of commercial paper	(1,310.0)	(539.2)
Proceeds from stock-based compensation plans	36.4	42.9
Repurchase of shares related to stock-based compensation	(75.9)	(62.0)
Treasury shares	(728.0)	(147.2)
Dividends	(283.6)	(252.9)
Dividends to noncontrolling interests	(0.8)	(4.0)
Payment for noncontrolling interest	(12.3)	—
Debt issuance costs and related fees	—	(1.8)
Net cash used in financing activities	(1,517.0)	(980.2)
Reclassification of cash to assets held for sale	(11.1)	—
Effect of exchange rate changes on cash and cash equivalents	(24.9)	(27.3)
Decrease in cash and cash equivalents	(507.0)	(36.7)
Cash and cash equivalents, beginning of period	1,685.0	1,071.5
Cash and cash equivalents, end of period	$1,178.0	$1,034.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2018	342.9	$3.4	$538.6	$8,204.6	(151.0)	$(8,198.9)	$(304.8)	$242.9	$217.2	$460.1
Net income				310.2				310.2	1.8	312.0
Dividends ($0.44 per share)				(85.7)				(85.7)	(2.6)	(88.3)
Stock-based compensation			30.7					30.7		30.7
Shares issued for stock-based compensation plans at average cost, net			0.4		0.1	5.0		5.4		5.4
Treasury shares repurchased					(0.4)	(66.2)		(66.2)		(66.2)
Currency translation adjustment and net gain on net investment hedges (net of tax of $1.8 million)							(37.9)	(37.9)	(10.4)	(48.3)
Amortization of prior service costs and actuarial losses, (net of tax of $0.3 million)							0.8	0.8		0.8
Net realized loss on cash flow hedges							(0.1)	(0.1)		(0.1)
Balance at September 30, 2018	342.9	$3.4	$569.7	$8,429.1	(151.3)	$(8,260.1)	$(342.0)	$400.1	$206.0	$606.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2017	342.9	$3.4	$528.6	$7,465.4	(151.9)	$(8,152.9)	$(172.2)	$(327.7)	$212.8	$(114.9)
Net income				1,059.3				1,059.3	7.4	1,066.7
Dividends ($1.32 per share)				(254.0)				(254.0)	(4.0)	(258.0)
Adoption of New Revenue Accounting Standard				156.1				156.1		156.1
Adoption of ASU 2016-01 relating to financial instruments				2.3			(2.3)	—		—
Stock-based compensation			100.2					100.2		100.2
Shares issued for stock-based compensation plans at average cost, net			(59.1)		1.5	40.0		(19.1)		(19.1)
Treasury shares repurchased					(0.9)	(147.2)		(147.2)		(147.2)
Currency translation adjustment and net gain on net investment hedges (net of tax of $ 7.4 million)							(172.4)	(172.4)	(10.2)	(182.6)
Net actuarial gains and prior service cost (net of tax of $ 0.4 million)							1.2	1.2		1.2
Amortization of prior service costs and actuarial losses, (net of tax of $1.0 million)							2.5	2.5		2.5
Net realized gain on cash flow hedges (net of tax of $0.4 million)							1.2	1.2		1.2
Balance at September 30, 2018	342.9	$3.4	$569.7	$8,429.1	(151.3)	$(8,260.1)	$(342.0)	$400.1	$206.0	$606.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	342.9	$3.4	$574.5	$9,107.7	(153.7)	$(8,886.7)	$(446.1)	$352.8	$221.9	$574.7
Net income				379.4				379.4	3.0	382.4
Dividends ($0.50 per share)				(95.5)				(95.5)	(0.3)	(95.8)
Stock-based compensation			33.4					33.4		33.4
Shares issued for stock-based compensation plans at average cost, net			—		0.2	6.5		6.5		6.5
Treasury shares repurchased			—		(0.7)	(112.8)		(112.8)		(112.8)
Currency translation adjustment and net gain on net investment hedges (net of tax of $33.8 million)							(91.8)	(91.8)	0.1	(91.7)
Amortization of prior service costs and actuarial losses, (net of tax of $0.2 million)							0.6	0.6		0.6
Balance at September 30, 2019	342.9	$3.4	$607.9	$9,391.6	(154.2)	$(8,993.0)	$(537.3)	$472.6	$224.7	$697.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	342.9	$3.4	$600.9	$8,594.4	(151.6)	$(8,312.5)	$(426.3)	$459.9	$196.6	$656.5
Net income				1,062.6				1,062.6	5.4	1,068.0
Dividends ($1.50 per share)				(285.2)				(285.2)	(1.1)	(286.3)
Adoption of ASU 2018-02 (See Note 1)				19.8			(19.8)	—		—
Stock-based compensation			103.5					103.5		103.5
Shares issued for stock-based compensation plans at average cost, net			(71.4)		1.5	31.8		(39.6)		(39.6)
Purchase of noncontrolling interest			(9.4)					(9.4)	(2.9)	(12.3)
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								—	17.4	17.4
Treasury shares repurchased			(15.7)		(4.1)	(712.3)		(728.0)		(728.0)
Currency translation adjustment and net gain on net investment hedges (net of tax of $32.9 million)							(91.8)	(91.8)	9.3	(82.5)
Net actuarial gains and prior service cost (net of tax of $0.4 million)							(1.3)	(1.3)		(1.3)
Amortization of prior service costs and actuarial losses, (net of tax of $0.6 million)							1.8	1.8		1.8
Net realized gain on cash flow hedges (net of tax of $0.1 million)							0.1	0.1		0.1
Balance at September 30, 2019	342.9	$3.4	$607.9	$9,391.6	(154.2)	$(8,993.0)	$(537.3)	$472.6	$224.7	$697.3
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
MIS, the credit rating agency, publishes credit ratings and provides assessment services on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of financial instrument pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MA provides financial intelligence and analytical tools to assist businesses in making decisions. MA’s portfolio of solutions consists of specialized research, data, software, and professional services, which are assembled to support the financial analysis and risk management activities of institutional customers worldwide.
Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into an agreement to sell the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS will continue to be reported within the MA segment (and PS LOB) until the closing of the transaction, which is expected to occur in the fourth quarter of 2019.
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
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted ASU No. 2016-2, “Leases (Topic 842)” and has elected to apply the provisions of the New Lease Accounting Standard on the date of adoption with adjustments to the assets and liabilities on its opening balance sheet, with no cumulative-effect adjustment to the opening balance of retained earnings required. Accordingly, the Company did not restate prior year comparative periods for the impact of the New Lease Accounting Standard. The New Lease Accounting Standard requires lessees to recognize an ROU Asset and lease liability for all leases with terms of more than 12 months. The Company has elected the package of practical expedients permitted under the transition guidance within the New Lease Accounting Standard, which permits the Company not to reassess the following for any expired or existing contracts: i) whether any contracts contain leases; ii) lease classification (i.e. operating lease or finance/capital lease); and iii) initial direct costs.
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

In the first quarter of 2019, the Company adopted ASU No. 2018-2, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under current GAAP, adjustments to deferred tax assets and liabilities related to a change in tax laws or rates are included in income from continuing operations, even in situations where the related items were originally recognized in OCI (commonly referred to as a “stranded tax effect”). The provisions of this ASU permit the reclassification of the stranded tax effect related to the Tax Act from AOCI to retained earnings. In the first quarter of 2019, the Company reclassified $19.8 million of tax benefits from AOCI to retained earnings relating to the aforementioned stranded tax effect of the Tax Act.
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
Variable lease payments (e.g., variable common-area-maintenance costs) are only included in the initial measurement of the lease liability to the extent those payments depend on an index or a rate. Variable lease payments not included in the lease liability are recognized in net income in the period in which the obligation for those payments is incurred.

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MIS:
Corporate finance (CFG) (1)
Investment-grade	$105.8	$54.7	$299.0	$214.3
High-yield	56.9	39.1	182.4	155.7
Bank loans	89.3	78.4	245.4	309.8
Other accounts (2)	140.0	135.1	408.0	408.1
Total CFG	392.0	307.3	1,134.8	1,087.9
Structured finance (SFG) (1)
Asset-backed securities	25.0	24.6	73.8	80.7
RMBS	22.1	23.7	69.7	74.8
CMBS	17.5	14.7	55.6	54.2
Structured credit	40.0	50.7	116.2	148.6
Other accounts	0.8	0.5	2.9	1.9
Total SFG	105.4	114.2	318.2	360.2
Financial institutions (FIG)
Banking	79.9	72.9	244.1	227.2
Insurance	31.3	37.7	88.4	98.9
Managed investments	6.5	5.5	20.0	18.4
Other accounts	2.8	3.4	9.0	9.9
Total FIG	120.5	119.5	361.5	354.4
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	57.9	45.3	157.1	143.9
Project and infrastructure	61.9	53.7	164.0	156.4
Total PPIF	119.8	99.0	321.1	300.3
Total ratings revenue	737.7	640.0	2,135.6	2,102.8
MIS Other	8.9	4.8	19.5	14.2
Total external revenue	746.6	644.8	2,155.1	2,117.0
Intersegment royalty	34.3	31.6	99.6	92.0
Total MIS	780.9	676.4	2,254.7	2,209.0
MA:
Research, data and analytics (RD&A) (3)	317.5	280.3	940.5	823.3
Enterprise risk solutions (ERS) (3)	133.3	115.3	372.9	327.0
Professional services (PS)	43.1	40.4	127.7	115.3
Total external revenue	493.9	436.0	1,441.1	1,265.6
Intersegment revenue	2.1	2.6	6.7	10.0
Total MA	496.0	438.6	1,447.8	1,275.6
Eliminations	(36.4)	(34.2)	(106.3)	(102.0)
Total MCO	$1,240.5	$1,080.8	$3,596.2	$3,382.6
(1) Pursuant to certain organizational realignments in 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.
(2) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
(3) Pursuant to organizational/product realignments in 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG) (1)	$258.9	$133.1	$392.0	$194.7	$112.6	$307.3
Structured finance (SFG) (1)	67.8	37.6	105.4	70.6	43.6	114.2
Financial institutions (FIG)	53.7	66.8	120.5	59.8	59.7	119.5
Public, project and infrastructure finance (PPIF)	72.8	47.0	119.8	59.4	39.6	99.0
Total ratings revenue	453.2	284.5	737.7	384.5	255.5	640.0
MIS Other	0.2	8.7	8.9	0.2	4.6	4.8
Total MIS	453.4	293.2	746.6	384.7	260.1	644.8
MA:
Research, data and analytics (RD&A) (2)	139.8	177.7	317.5	116.7	163.6	280.3
Enterprise risk solutions (ERS) (2)	48.2	85.1	133.3	43.0	72.3	115.3
Professional services (PS)	18.2	24.9	43.1	15.2	25.2	40.4
Total MA	206.2	287.7	493.9	174.9	261.1	436.0
Total MCO	$659.6	$580.9	$1,240.5	$559.6	$521.2	$1,080.8

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG) (1)	$744.1	$390.7	$1,134.8	$707.2	$380.7	$1,087.9
Structured finance (SFG) (1)	201.9	116.3	318.2	225.0	135.2	360.2
Financial institutions (FIG)	151.9	209.6	361.5	162.7	191.7	354.4
Public, project and infrastructure finance (PPIF)	202.4	118.7	321.1	173.9	126.4	300.3
Total ratings revenue	1,300.3	835.3	2,135.6	1,268.8	834.0	2,102.8
MIS Other	0.5	19.0	19.5	0.5	13.7	14.2
Total MIS	1,300.8	854.3	2,155.1	1,269.3	847.7	2,117.0
MA:
Research, data and analytics (RD&A) (2)	412.4	528.1	940.5	347.5	475.8	823.3
Enterprise risk solutions (ERS) (2)	142.7	230.2	372.9	124.1	202.9	327.0
Professional services (PS)	53.7	74.0	127.7	41.8	73.5	115.3
Total MA	608.8	832.3	1,441.1	513.4	752.2	1,265.6
Total MCO	$1,909.6	$1,686.6	$3,596.2	$1,782.7	$1,599.9	$3,382.6
(1) Pursuant to certain organizational realignments in 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.
(2) Pursuant to organizational/product realignments in 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MIS:
U.S.	$453.4	$384.7	$1,300.8	$1,269.3
Non-U.S.:
EMEA	174.9	165.3	501.7	527.5
Asia-Pacific	78.9	72.7	241.7	224.9
Americas	39.4	22.1	110.9	95.3
Total Non-U.S.	293.2	260.1	854.3	847.7
Total MIS	746.6	644.8	2,155.1	2,117.0
MA:
U.S.	206.2	174.9	608.8	513.4
Non-U.S.:
EMEA	186.6	179.2	555.1	520.4
Asia-Pacific	63.5	50.3	173.7	142.0
Americas	37.6	31.6	103.5	89.8
Total Non-U.S.	287.7	261.1	832.3	752.2
Total MA	493.9	436.0	1,441.1	1,265.6
Total MCO	$1,240.5	$1,080.8	$3,596.2	$3,382.6

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

	Three Months Ended September 30,
	2019				2018
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$281.8		$110.2	$392.0	$199.4		$107.9	$307.3
	72%		28%	100%	65%		35%	100%
Structured Finance	$58.4		$47.0	$105.4	$73.5		$40.7	$114.2
	55%		45%	100%	64%		36%	100%
Financial Institutions	$55.7		$64.8	$120.5	$56.2		$63.3	$119.5
	46%		54%	100%	47%		53%	100%
Public, Project and Infrastructure Finance	$82.1		$37.7	$119.8	$60.9		$38.1	$99.0
	69%		31%	100%	62%		38%	100%
MIS Other	$0.6		$8.3	$8.9	$0.5		$4.3	$4.8
	7%		93%	100%	10%		90%	100%
Total MIS	$478.6		$268.0	$746.6	$390.5		$254.3	$644.8
	64%		36%	100%	61%		39%	100%
Moody's Analytics	$78.5	(1)	$415.4	$493.9	$70.6	(1)	$365.4	$436.0
	16%		84%	100%	16%		84%	100%
Total Moody's Corporation	$557.1		$683.4	$1,240.5	$461.1		$619.7	$1,080.8
	45%		55%	100%	43%		57%	100%

	Nine Months Ended September 30,
	2019				2018
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$807.7		$327.1	$1,134.8	$767.3		$320.6	$1,087.9
	71%		29%	100%	71%		29%	100%
Structured Finance	$183.9		$134.3	$318.2	$233.3		$126.9	$360.2
	58%		42%	100%	65%		35%	100%
Financial Institutions	$164.8		$196.7	$361.5	$162.4		$192.0	$354.4
	46%		54%	100%	46%		54%	100%
Public, Project and Infrastructure Finance	$208.2		$112.9	$321.1	$184.9		$115.4	$300.3
	65%		35%	100%	62%		38%	100%
MIS Other	$1.5		$18.0	$19.5	$1.5		$12.7	$14.2
	8%		92%	100%	11%		89%	100%
Total MIS	$1,366.1		$789.0	$2,155.1	$1,349.4		$767.6	$2,117.0
	63%		37%	100%	64%		36%	100%
Moody's Analytics	$219.2	(1)	$1,221.9	$1,441.1	$198.3	(1)	$1,067.3	$1,265.6
	15%		85%	100%	16%		84%	100%
Total Moody's Corporation	$1,585.3		$2,010.9	$3,596.2	$1,547.7		$1,834.9	$3,382.6
	44%		56%	100%	46%		54%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$478.6	$30.7	$509.3	$1,366.1	$82.8	$1,448.9
Revenue recognized over time	268.0	463.2	731.2	789.0	1,358.3	2,147.3
Total	$746.6	$493.9	$1,240.5	$2,155.1	$1,441.1	$3,596.2

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$390.5	$19.5	$410.0	$1,349.4	$49.0	$1,398.4
Revenue recognized over time	254.3	416.5	670.8	767.6	1,216.6	1,984.2
Total	$644.8	$436.0	$1,080.8	$2,117.0	$1,265.6	$3,382.6

Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At September 30, 2019 and December 31, 2018, accounts receivable included $399.3 million and $311.8 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at September 30, 2019 and December 31, 2018, accounts receivable included $56.0 million and $59.5 million, respectively, of unbilled receivables related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019
	MIS	MA	Total
Balance at June 30, 2019	$376.0	$694.8	$1,070.8
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(110.8)	(343.8)	(454.6)
Increases due to amounts billable excluding amounts recognized as revenue during the period	82.0	290.1	372.1
Effect of exchange rate changes	(3.7)	(13.9)	(17.6)
Total changes in deferred revenue	(32.5)	(67.6)	(100.1)
Balance at September 30, 2019	$343.5	$627.2	$970.7

	Nine Months Ended September 30, 2019
	MIS	MA	Total
Balance at January 1, 2019	$325.4	$750.3	$1,075.7
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(190.8)	(687.4)	(878.2)
Increases due to amounts billable excluding amounts recognized as revenue during the period	211.6	576.6	788.2
Amount included in liabilities reclassified as held for sale	—	(2.7)	(2.7)
Effect of exchange rate changes	(2.7)	(9.6)	(12.3)
Total changes in deferred revenue	18.1	(123.1)	(105.0)
Balance at September 30, 2019	$343.5	$627.2	$970.7
Deferred revenue - current	$233.2	$622.5	$855.7
Deferred revenue - noncurrent	$110.3	$4.7	$115.0

For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2019 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2019 and are generally recognized over a one year period.
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2019 was primarily due to the recognition of annual subscription and maintenance billings from December 2018 and January 2019. For the nine months ended September 30, 2019, the decrease in the deferred revenue balance was attributable to recognition of revenues related to the aforementioned December 2018 billings, partially offset by the impact of the high concentration of January 2019 billings.

	Three Months Ended September 30, 2018
	MIS	MA	Total
Balance at June 30, 2018	$377.5	$609.0	$986.5
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(127.4)	(317.0)	(444.4)
Increases due to amounts billable excluding amounts recognized as revenue during the period	101.6	251.9	353.5
Effect of exchange rate changes	1.1	(1.3)	(0.2)
Total changes in deferred revenue	(24.7)	(66.4)	(91.1)
Balance at September 30, 2018	$352.8	$542.6	$895.4

	Nine Months Ended September 30, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334.7	$611.6	$946.3
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(196.2)	(608.5)	(804.7)
Increases due to amounts billable excluding amounts recognized as revenue during the period	217.6	551.3	768.9
Effect of exchange rate changes	(3.3)	(11.8)	(15.1)
Total changes in deferred revenue	18.1	(69.0)	(50.9)
Balance at September 30, 2018	$352.8	$542.6	$895.4
Deferred revenue - current	$233.9	$537.6	771.5
Deferred revenue - noncurrent	$118.9	$5.0	123.9

For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2018 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2018 and are generally recognized over a one year period.
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2018 was primarily due to the recognition of annual subscription and maintenance billings in December 2017 and January 2018. For the nine months ended September 30, 2018, the decrease in the deferred revenue balance was attributable to recognition of revenues related to the aforementioned December 2017 billings, partially offset by the impact of the high concentration of January 2018 billings.
Remaining performance obligations
The following tables include the expected recognition period for the remaining performance obligations for each reportable segment as of September 30, 2019:

MIS
Total	Less than 1 year	1 - 5 years	6 - 10 Years	11 - 15 years	16-20 years	Over 20 Years
$146.8	$24.3	$69.9	$37.9	$5.8	$4.0	$4.9

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

MA
Total	Less than 1 Year	1 - 2 Years	Over 2 Years
$1,582.8	$1,125.6	$325.4	$131.8

The balances in the MA table above include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2019 as well as amounts not yet invoiced to customers as of September 30, 2019 under non-cancelable multi-year arrangements for hosted and installed subscription based products.
NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation cost	$33.3	$30.5	$103.2	$100.0
Tax benefit	$6.9	$11.5	$22.0	$26.0

During the first nine months of 2019, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $43.10 per share based on the Black-Scholes option-pricing model. The Company also granted 0.8 million shares of restricted stock in the first nine months of 2019, which had a weighted average grant date fair value of $173.71 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $168.04 per share.
The following weighted average assumptions were used in determining the fair value for options granted in 2019:

Expected dividend yield	1.15%
Expected stock volatility	23.61%
Risk-free interest rate	2.59%
Expected holding period	6.2 years

Unrecognized stock-based compensation expense at September 30, 2019 was $7.5 million and $175.9 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.1 years and 2.5 years, respectively. Additionally, there was $29.6 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 1.9 years.
The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2019	2018
Exercise of stock options:
Proceeds from stock option exercises	$28.9	$36.2
Aggregate intrinsic value	$99.2	$94.9
Tax benefit realized upon exercise	$24.3	$23.2
Number of shares exercised	0.7	0.8
Vesting of restricted stock:
Fair value of shares vested	$152.7	$150.0
Tax benefit realized upon vesting	$36.2	$34.7
Number of shares vested	0.8	0.9
Vesting of performance-based restricted stock:
Fair value of shares vested	$47.5	$23.0
Tax benefit realized upon vesting	$11.5	$5.6
Number of shares vested	0.3	0.1

NOTE 5. INCOME TAXES
Moody’s effective tax rate was 25.4% and 24.4% for the three months ended September 30, 2019 and 2018, respectively and 21.3% and 21.0% for the nine months ended September 30, 2019 and 2018, respectively. The Company’s interim tax expense for the three months ended September 30, 2019 differs from the tax computed by applying its estimated annual effective tax rate to this quarter’s pre-tax earnings due to Excess Tax Benefits from stock compensation of $4.7 million and net increases to tax positions of $8.7 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $8.8 million ($8.8 million, net of federal tax) during the third quarter of 2019 and a net decrease in its UTPs during the first nine months of 2019 of $23.9 million ($24.2 million net of federal tax).
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax return for 2017 is currently under audit and 2016 remains open to examination. The Company’s New York State tax returns for 2011 through 2014 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2017 remain open to examination.
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

The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2019	2018
Income taxes paid	$302.5	$337.0

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic	189.0	191.8	189.6	191.7
Dilutive effect of shares issuable under stock-based compensation plans	2.1	2.7	2.2	2.7
Diluted	191.1	194.5	191.8	194.4
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.3	0.3	0.4

The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2019 and 2018.
NOTE 7. ACCELERATED SHARE REPURCHASE PROGRAM
On February 20, 2019, the Company entered into an ASR agreement with a financial institution counterparty to repurchase $500.0 million of its outstanding common stock. The Company paid $500.0 million to the counterparty and received an initial delivery of 2.2 million shares of its common stock. Final settlement of the ASR agreement was completed on April 26, 2019 and the Company received delivery of an additional 0.6 million shares of the Company’s common stock.
In total, the Company repurchased 2.8 million shares of the Company’s common stock during the term of the ASR Agreement, based on the volume-weighted average price (net of discount) of $180.33/share over the duration of the program. The initial share repurchase and final share settlement were recorded as a reduction to shareholders’ equity.
NOTE 8. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2019
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$436.3	$—	$436.3	$327.6	$88.2	$20.5
Open ended mutual funds	$6.8	$0.9	$7.7	$—	$7.6	$0.1

	As of December 31, 2018
				Balance sheet location
	Cost	Gross Unrealized Gains	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$15.2	$—	$15.2	$15.2	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,022.4	$—	$1,022.4	$904.3	$115.8	$2.3
Open ended mutual funds	$29.5	$3.8	$33.3	$—	$16.7	$16.6
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both September 30, 2019 and December 31, 2018. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 21 months at September 30, 2019 and 14 to 36 months at December 31, 2018. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
NOTE 9. ACQUISITIONS AND OTHER STRATEGIC INITIATIVES
Below is a discussion of acquisitions and other strategic initiatives executed by the Company. The purchase prices for the acquisitions were not material and the near term impact to the Company's financial statements is not expected to be material.
In April 2019, the Company acquired a majority stake in Vigeo Eiris, a provider of Environmental, Social and Governance (ESG) research, data and assessments. The acquisition furthers Moody’s objective of promoting global standards for ESG for use by market participants. Vigeo Eiris will operate in the MIS reportable segment and its revenue will be reported in the MIS Other LOB.
In June 2019, the Company formed a joint venture with Team 8, a cybersecurity think tank and company creation platform, to establish a global standard for evaluating and assessing cyber risk for enterprises.
In July 2019, the Company acquired a majority stake in Four Twenty Seven, Inc., a provider of data, intelligence, and analysis related to physical climate risks. Four Twenty Seven Climate Solutions will operate in the MIS reportable segment and its revenue will be reported in the MIS Other LOB. In connection with this transaction, Moody's recognized a Redeemable Non-controlling Interest for the portion of Four Twenty Seven which the Company does not own. This Redeemable Non-controlling interest was not material.
In July 2019, the Company acquired RiskFirst, a company providing risk analytic solutions for the asset management and pension fund communities. RiskFirst will operate in the MA reportable segment and its revenue will be reported in the ERS LOB.
In October 2019, the Company acquired the ABS Suite business, which includes a software platform used by issuers and trustees for the administration of asset-backed and mortgage-backed securities programs. ABS Suite will operate in the MA reportable segment and its revenue will be reported in the RD&A LOB.
In October 2019, the Company acquired a minority stake in SynTao Green Finance (STFG), a provider of ESG data and analytics based in and serving China. STFG will operate in the MIS reportable segment and its revenue will be reported in the MIS Other LOB.
NOTE 10. ASSETS AND LIABILITIES HELD FOR SALE
Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS in the second quarter of 2019 and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into a definitive agreement to sell MAKS to Equistone Partners Europe Limited (Equistone), a European private equity firm. The Company expects the transaction to close during the fourth quarter of 2019, and as of September 30, 2019 MAKS continued to be classified as held for sale.
In accordance with ASC Topic 360, the Company is required to measure the assets and liabilities of MAKS which are classified as held for sale at the lower of carrying value or fair value less any costs to sell. In addition, the Company will be required to reclassify cumulative currency translation losses associated with MAKS to earnings upon the sale of the business.

Accordingly, for the purposes of evaluating the impairment of MAKS, the Company has increased the carrying value of MAKS for $32.6 million of currency translation losses recorded within AOCI at September 30, 2019.
In the three and nine months ended September 30, 2019, the company recorded a non-cash impairment charge of $2.0 million and $10.7 million to adjust the carrying value of MAKS to fair value. As of September 30, 2019, the estimated fair value of $202.5 million, which is based on an estimate of the selling price, includes a reduction of approximately $43 million for certain indemnification provisions. The fair value of the net assets held for sale is classified as Level 3 within the fair value hierarchy.
The following table presents the major classes of the total consolidated assets and liabilities of MAKS that were classified as held for sale on the consolidated balance sheet at September 30, 2019:

September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$11.1
Accounts receivable, net	18.7
Other current assets	6.6
Total current assets	36.4
Property and equipment, net	12.7
Goodwill	163.9
Intangible assets, net	44.0
Deferred tax assets, net	4.8
Other assets	2.9
Total assets held for sale prior to impairment	$264.7
Impairment of assets held for sale	(10.7)
Total assets held for sale	$254.0
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$21.4
Deferred revenue	1.8
Total current liabilities	23.2
Deferred tax liabilities, net	6.8
Uncertain tax positions	28.6
Other liabilities	25.5
Total liabilities held for sale	$84.1

Derivation of impairment charge
Total net assets held for sale prior to impairment	$180.6
Currency translation adjustment (1)	32.6
Total net assets held for sale including currency translation adjustment	$213.2
Estimated fair value less costs to sell	202.5
Impairment of assets held for sale	$10.7
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2019	As of December 31, 2018	Floating Interest Rate
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$500.0	$500.0	3-month USD LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	330.0	330.0	3-month USD LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	500.0	500.0	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	250.0	—	3-month USD LIBOR
Total		$1,580.0	$1,330.0

Refer to Note 18 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest expense, net		$(45.9)	$(56.4)	$(149.0)	$(160.5)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$1.0	$(0.5)	$0.9	$(1.0)
Fair value changes on interest rate swaps	Interest expense, net	$2.3	$(3.3)	$32.9	$(14.8)
Fair value changes on hedged debt	Interest expense, net	$(2.3)	$3.3	$(32.9)	$14.8

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

September 30, 2019
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

As of September 30, 2019, these hedges will expire and be settled in 2021, 2022, 2023, and 2024 for €687.7 million, €438.2 million, €441.9 million and €442.6 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

The Company also enters into forward contracts to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table summarizes the notional amounts of the Company's outstanding forward contract that was designated as a net investment hedge:

	September 30, 2019		December 31, 2018
Notional amount of net investment hedges:	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€485.0	$532.0	—	—

These forward contracts will expire in October 2019.

The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2019		2018	2019	2018	2019(2)	2018
FX forward contracts	$4.9		$—	$0.8	$—	$—	$—
Cross currency swaps	79.6		1.8	—	—	15.5	4.1
Long-term debt	18.2	(1)	2.2	—	—	—	—
Total net investment hedges	$102.7		$4.0	$0.8	$—	$15.5	$4.1
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—		$—	$0.1	$0.1	$—	$—
Interest rate contracts	—		—	(0.1)	—	—	—
Total cash flow hedges	$—		$—	$—	$0.1	$—	$—
Total	$102.7		$4.0	$0.8	$0.1	$15.5	$4.1

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2019		2018	2019	2018	2019(2)	2018
FX forward contracts	$4.9		$—	$0.8	$—	$—	$—
Cross currency swaps	75.1		5.8	—	—	37.3	6.2
Long-term debt	17.0	(1)	14.7	—	—	—	—
Total net investment hedges	$97.0		$20.5	$0.8	$—	$37.3	$6.2
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—		$1.5	$—	$0.3	$—	$—
Interest rate contracts	—		—	(0.1)	—	—	—
Total cash flow hedges	$—		$1.5	$(0.1)	$0.3	$—	$—
Total	$97.0		$22.0	$0.7	$0.3	$37.3	$6.2

(1)
Due to the Company's adoption of ASU 2018-02 during 2019, $2.5 million related to the tax effect of this net investment hedge was reclassified to retained earnings. Refer to Note 1 for further details.

(2)
Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to cross-currency swaps recognized directly into Net Income during 2019 represent net periodic interest settlements and accruals, which are recognized in interest expense, net.

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2019	December 31, 2018
Net investment hedges
Cross currency swaps	$87.4	$12.3
FX forwards	27.6	23.5
Long-term debt	11.4	(3.1)
Total net investment hedges	$126.4	$32.7
Cash flow hedges
Interest rate contracts	$(2.3)	$(2.4)
Cross currency swap	2.5	2.5
Total cash flow hedges	0.2	0.1
Total net gain in AOCI	$126.6	$32.8

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forwards to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through November 2019.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2019			December 31, 2018
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$144.5		£115.4	$310.3		£241.2
Contracts to sell USD for Japanese Yen	$30.3		¥3,200.0	$14.3		¥1,600.0
Contracts to sell USD for Canadian dollars	$96.9	C$	128.0	$99.0	C$	130.0
Contracts to sell USD for Singapore dollars	$40.5	S$	56.0	$—	S$	—
Contracts to sell USD for Euros	$532.1		€485.0	$212.8		€184.6
Contracts to sell EUR for GBP	€180.0		£159.5	€—		£—
Contracts to sell GBP for USD	£115.9		$143.2	£—		$—
NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign exchange forwards	Other non-operating expense, net	$(26.7)	$(11.8)	$(35.0)	$(29.1)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2019	December 31, 2018
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$116.5	$19.4
Interest rate swaps designated as fair value hedges	Other assets	32.8	7.5
Interest rate swaps designated as fair value hedges	Other current assets	2.3	—
FX forwards designated as net investment hedges	Other current assets	2.4	—
Total derivatives designated as accounting hedges		$154.0	$26.9

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	0.6	1.4
Total assets		$154.6	$28.3
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$—	$2.9
Interest rate swaps designated as fair value hedges	Other liabilities	—	5.3
Total derivatives designated as accounting hedges		$—	8.2
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	545.1	571.6
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	5.7	8.2
Total liabilities		$550.8	$588.0

NOTE 12. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$257.8	$—	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3
Additions/ adjustments (1)	52.1	—	52.1	44.9	—	44.9	97.0	—	97.0
Foreign currency translation adjustments	10.1	—	10.1	(114.5)	—	(114.5)	(104.4)	—	(104.4)
Reclassification to assets held for sale (See Note 10) (2)	—	—	—	(163.9)	—	(163.9)	(163.9)	—	(163.9)
Ending balance	$320.0	$—	$320.0	$3,302.2	$(12.2)	$3,290.0	$3,622.2	$(12.2)	$3,610.0

	Year Ended December 31, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285.2	$—	$285.2	$3,480.2	$(12.2)	$3,468.0	$3,765.4	$(12.2)	$3,753.2
Additions/ adjustments (3)	—	—	—	211.5	—	211.5	211.5	—	211.5
Foreign currency translation adjustments	(27.4)	—	(27.4)	(156.0)	—	(156.0)	(183.4)	—	(183.4)
Ending balance	$257.8	$—	$257.8	$3,535.7	$(12.2)	$3,523.5	$3,793.5	$(12.2)	$3,781.3
(1) The 2019 additions/adjustments for the MIS segment in the table above relate to the acquisitions of Vigeo Eiris and Four Twenty Seven. The 2019 additions/adjustments for the MA segment in the table above relate to the acquisition of RiskFirst.
(2) The 2019 reclassification to assets held for sale for the MA segment in the table above relate to the planned divestiture of MAKS, more fully discussed in Note 10.
(3) The 2018 additions/adjustments for the MA segment in the table above primarily relate to the acquisitions of Reis and Omega Performance.

Acquired intangible assets and related amortization consisted of:

	September 30, 2019	December 31, 2018
Customer relationships	$1,264.9	$1,367.5
Accumulated amortization	(216.0)	(214.2)
Net customer relationships	1,048.9	1,153.3
Trade secrets	29.9	29.8
Accumulated amortization	(28.5)	(28.2)
Net trade secrets	1.4	1.6
Software/product technology	354.8	353.3
Accumulated amortization	(118.4)	(101.8)
Net software/product technology	236.4	251.5
Trade names	147.4	155.1
Accumulated amortization	(28.0)	(34.1)
Net trade names	119.4	121.0
Other (1)	79.2	70.4
Accumulated amortization	(31.2)	(31.7)
Net other	48.0	38.7
Total acquired intangible assets, net	$1,454.1	$1,566.1
(1) Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization expense	$24.7	$24.6	$77.3	$75.4

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2019 (after September 30)	$20.1
2020	95.4
2021	95.2
2022	95.1
2023	92.6
Thereafter	1,055.7
Total estimated future amortization	$1,454.1

ICRA has reported that it is addressing certain matters related to (i) adjudication proceedings initiated by the Securities and Exchange Board of India (SEBI) in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries and (ii) anonymous allegations that were forwarded to ICRA by SEBI, as well as certain additional allegations made during the course of the ongoing internal examination into those anonymous allegations.  On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA’s CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA’s board of directors. As of the date of this quarterly filing on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any related inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.

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
Total expenses included in the accompanying consolidated statements of operations relating to the 2018 Restructuring Program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring	$(1.0)	$—	$58.3	$—

Changes to the restructuring liability during 2019 were as follows:

	Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability (2)
Balance as of December 31, 2018	$29.9	$12.4	$42.3
2018 Restructuring Program:
Adoption of New Lease Accounting Standard (1)	—	(10.9)	(10.9)
Cost incurred and adjustments	25.1	4.3	29.4
Cash payments and adjustments	(26.5)	(3.0)	(29.5)
Balance as of September 30, 2019	$28.5	$2.8	$31.3
2018 Restructuring Program:
Cumulative expense incurred to date	$58.0	$49.0

(1)
Upon the adoption of the New Lease Accounting Standard, the Company recorded a reclassification of $10.9 million of liabilities in the first quarter of 2019 for costs associated with certain real estate leases which were exited in previous years, as a reduction of the ROU Asset capitalized upon adoption.

(2)
The liability excludes $4.1 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases as well as $24.8 million of ROU Asset impairment charges for the nine months ended September 30, 2019. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those ROU assets subsequent to the impairment was $17.7 million, and is categorized as Level 3 within the ASC Topic 820 fair value hierarchy.

As of September 30, 2019, the remaining $31.3 million restructuring liability is expected to be paid out through 2021.

NOTE 14. FAIR VALUE

The table below presents information about items that are carried at fair value at September 30, 2019 and December 31, 2018:

	Fair value Measurement as of September 30, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$154.6	$—	$154.6
Mutual funds	7.7	7.7	—
Total	$162.3	$7.7	$154.6
Liabilities:
Derivatives (1)	$5.7	$—	$5.7
Total	$5.7	$—	$5.7

	Fair value Measurement as of December 31, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$28.3	$—	$28.3
Money market mutual funds	15.2	15.2	—
Mutual funds	33.3	33.3	—
Total	$76.8	$48.5	$28.3
Liabilities:
Derivatives (1)	$16.4	$—	$16.4
Total	$16.4	$—	$16.4

(1)	Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 11 to the condensed consolidated financial statements.
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

NOTE 15. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2019	December 31, 2018
Other current assets:
Prepaid taxes	$98.3	$100.1
Prepaid expenses	64.3	67.0
Capitalized costs to obtain and fulfill sales contracts	67.7	77.2
Other	55.8	38.0
Total other current assets	$286.1	$282.3
Other assets:
Investments in non-consolidated affiliates	$113.0	$104.6
Deposits for real-estate leases	12.3	13.5
Indemnification assets related to acquisitions	16.0	16.1
Mutual funds and fixed deposits	20.6	18.9
Costs to obtain sales contracts	90.0	78.0
Cross currency and interest rate swaps	149.3	26.9
Other	24.1	16.3
Total other assets	$425.3	$274.3

	September 30, 2019	December 31, 2018
Accounts payable and accrued liabilities:
Salaries and benefits	$95.1	$112.5
Incentive compensation	150.3	154.5
Customer credits, advanced payments and advanced billings	25.5	20.4
Self-insurance reserves	13.2	10.5
Dividends	6.0	6.5
Professional service fees	71.0	47.7
Interest accrued on debt	41.2	70.5
Accounts payable	14.8	30.1
Income taxes	56.4	71.4
Pension and other retirement employee benefits	6.5	6.5
Accrued royalties	9.4	25.1
Foreign exchange forwards on certain assets and liabilities	5.7	8.2
Restructuring liability	26.8	9.6
Other	85.3	121.7
Total accounts payable and accrued liabilities	$607.2	$695.2
Other liabilities:
Pension and other retirement employee benefits	$264.2	$249.2
Deferred rent - non-current portion (1)	—	94.3
Interest accrued on UTPs	61.2	69.6
Income tax liability - non-current portion (2)	125.2	125.3
Cross currency and interest rate swaps	—	8.2
Restructuring liability	4.5	6.8
Other	37.4	23.1
Total other liabilities	$492.5	$576.5

(1)	Pursuant to the adoption of the New Lease Accounting Standard, deferred rent relating to operating leases was reclassified to operating lease ROU Asset.

(2)	Primarily reflects the transition tax pursuant to the Tax Act, which was enacted into law in December 2018.

Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FX (loss)/gain	$0.9	$(3.9)	$(14.7)	$(3.6)
Net periodic pension costs - other components	4.5	2.6	13.4	7.8
Income from investments in non-consolidated affiliates	3.9	3.3	10.7	9.2
Other	0.6	0.4	3.2	4.9
Total	$9.9	$2.4	$12.6	$18.3

NOTE 16. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCI:

Gains (losses) on cash flow hedges	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Affected line in the consolidated statement of operations
Cross-currency swap	$0.1	$—	Other non-operating income(expense), net
Interest rate contract	(0.2)	(0.2)	Interest expense, net
Total before income taxes	(0.1)	(0.2)
Income tax effect of items above	0.1	0.1	Provision for income taxes
Total net gains (losses) on cash flow hedges	—	(0.1)
Gains on net investment hedges
FX forwards	1.0	1.0	Other non-operating income(expense), net
Income tax effect of item above	(0.2)	(0.2)	Provision for income taxes
Total net gains on net investment hedges	0.8	0.8
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.5)	(1.5)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.3)	(0.9)	SG&A expense
Total before income taxes	(0.8)	(2.4)
Income tax effect of item above	0.2	0.6	Provision for income taxes
Total pension and other retirement benefits	(0.6)	(1.8)
Total net gains (losses) included in Net Income attributable to reclassifications out of AOCI	$0.2	$(1.1)

Gains on cash flow hedges	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Affected line in the consolidated statement of operations
Cross-currency swap	$0.1	$0.3	Other non-operating income (expense), net
Income tax effect of item above	—	—	Provision for income taxes
Total net gains on cash flow hedges	0.1	0.3
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(0.6)	(2.2)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(0.5)	(1.3)	SG&A expense
Total before income taxes	(1.1)	(3.5)
Income tax effect of item above	0.3	1.0	Provision for income taxes
Total pension and other retirement benefits	(0.8)	(2.5)
Total net losses included in Net Income attributable to reclassifications out of AOCI	$(0.7)	$(2.2)

The following tables show changes in AOCI by component (net of tax):

Three Months Ended
September 30, 2019						September 30, 2018
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance June 30,	$(70.5)	$0.2	$(400.3)	$24.5	$(446.1)	$(58.6)	$2.2	$(263.6)	$15.2	$(304.8)
Other comprehensive income/(loss) before reclassifications	—	—	(193.7)	102.7	(91.0)	—	—	(42.0)	4.1	(37.9)
Amounts reclassified from AOCI	0.6	—	—	(0.8)	(0.2)	0.8	(0.1)	—	—	0.7
Other comprehensive income/(loss)	0.6	—	(193.7)	101.9	(91.2)	0.8	(0.1)	(42.0)	4.1	(37.2)
Balance September 30,	$(69.9)	$0.2	$(594.0)	$126.4	$(537.3)	$(57.8)	$2.1	$(305.6)	$19.3	$(342.0)

Nine Months Ended
September 30, 2019						September 30, 2018
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance December 31,	$(53.1)	$0.1	$(406.0)	$32.7	$(426.3)	$(61.5)	$0.9	$(112.6)	$(1.3)	$2.3	$(172.2)
Adoption of ASU 2016-01 relating to financial instruments	—	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Other comprehensive income/(loss) before reclassifications	(1.3)	—	(188.0)	97.0	(92.3)	1.2	1.5	(193.0)	20.6	—	(169.7)
Amounts reclassified from AOCI	1.8	0.1	—	(0.8)	1.1	2.5	(0.3)	—	—	—	2.2
Adoption of ASU 2018-02 (See Note 1)	(17.3)	—	—	(2.5)	(19.8)	—	—	—	—	—	—
Other comprehensive income/(loss)	(16.8)	0.1	(188.0)	93.7	(111.0)	3.7	1.2	(193.0)	20.6	(2.3)	(169.8)
Balance September 30,	$(69.9)	$0.2	$(594.0)	$126.4	$(537.3)	$(57.8)	$2.1	$(305.6)	$19.3	$—	$(342.0)

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
The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Components of net periodic expense
Service cost	$4.2	$4.6	$0.7	$0.7
Interest cost	5.1	4.4	0.3	0.3
Expected return on plan assets	(5.0)	(3.8)	—	—
Amortization of net actuarial loss from earlier periods	0.9	1.5	—	—
Amortization of net prior service costs from earlier periods	(0.1)	—	(0.1)	(0.1)
Net periodic expense	$5.1	$6.7	$0.9	$0.9

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Components of net periodic expense
Service cost	$12.5	$14.0	$2.1	$2.2
Interest cost	15.4	13.2	0.9	0.8
Expected return on plan assets	(15.1)	(11.4)	—	—
Amortization of net actuarial loss from earlier periods	2.8	4.6	—	—
Amortization of net prior service costs from earlier periods	(0.3)	(0.2)	(0.2)	(0.2)
Net periodic expense	$15.3	$20.2	$2.8	$2.8

The Company made payments of $3.5 million related to its unfunded U.S. DBPPs and $0.2 million to its U.S. other retirement plans during the nine months ended September 30, 2019. Additionally, the Company anticipates making payments of $3.1 million and $0.9 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2019.
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

The following table summarizes total indebtedness:

September 30, 2019
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.50% 2010 Senior Notes, due 2020	$500.0	$2.3	$(0.4)	$(0.4)	$501.5
4.50% 2012 Senior Notes, due 2022	500.0	11.0	(1.3)	(1.1)	508.6
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.4)	(1.7)	496.9
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.2	(5.3)	597.9
1.75% 2015 Senior Notes, due 2027	545.1	—	—	(2.7)	542.4
2.75% 2017 Senior Notes, due 2021	500.0	13.5	(0.7)	(1.8)	511.0
2.625% 2017 Senior Notes, due 2023	500.0	8.3	(0.7)	(2.4)	505.2
3.25% 2017 Senior Notes, due 2028	500.0	—	(4.4)	(3.4)	492.2
3.25% 2018 Senior Notes, due 2021	300.0	—	(0.3)	(1.0)	298.7
4.25% 2018 Senior Notes, due 2029	400.0	—	(2.8)	(3.0)	394.2
4.875% 2018 Senior Notes, due 2048	400.0	—	(6.6)	(4.0)	389.4
Total debt	$5,245.1	$35.1	$(15.4)	$(26.8)	$5,238.0
Current portion					(501.5)
Total long-term debt					$4,736.5

December 31, 2018
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.50% 2010 Senior Notes, due 2020	$500.0	$(3.7)	$(0.6)	$(0.7)	$495.0
4.50% 2012 Senior Notes, due 2022	500.0	1.9	(1.6)	(1.4)	498.9
4.875% 2013 Senior Notes, due 2024	500.0	—	(1.5)	(2.0)	496.5
2.75% 2014 Senior Notes (5-Year), due 2019	450.0	—	(0.1)	—	449.9
5.25% 2014 Senior Notes (30-Year), due 2044	600.0	—	3.2	(5.5)	597.7
1.75% 2015 Senior Notes, due 2027	571.6	—	—	(3.1)	568.5
2.75% 2017 Senior Notes, due 2021	500.0	4.0	(1.0)	(2.4)	500.6
2.625% 2017 Senior Notes, due 2023	500.0	—	(0.9)	(2.8)	496.3
3.25% 2017 Senior Notes, due 2028	500.0	—	(4.7)	(3.7)	491.6
3.25% 2018 Senior Notes, due 2021	300.0	—	(0.4)	(1.5)	298.1
4.25% 2018 Senior Notes, due 2029	400.0	—	(3.0)	(3.3)	393.7
4.875% 2018 Senior Notes, due 2048	400.0	—	(6.7)	(4.1)	389.2
Total debt	$5,721.6	$2.2	$(17.3)	$(30.5)	$5,676.0
Current portion					(449.9)
Total long-term debt					$5,226.1
(1) The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2017 Senior Notes due 2021 and the 2017 Senior Notes due 2023 which are more fully discussed in Note 11 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
Notes Payable
On January 3, 2019, the Company fully repaid $450.0 million of the 2014 Senior Notes (5-year).

At September 30, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2019, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2010 Senior Notes, due 2020	2012 Senior Notes, due 2022	2013 Senior Notes, due 2024	2014 Senior Notes (30-Year), due 2044	2015 Senior Notes, due 2027	2017 Senior Notes, due 2021	2017 Senior Notes, due 2023	2017 Senior Notes, due 2028	2018 Senior Notes, due 2021	2018 Senior Notes, due 2029	2018 Senior Notes, due 2048	Total
2019 (After September 30)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2020	500.0	—	—	—	—	—	—	—	—	—	—	$500.0
2021	—	—	—	—	—	500.0	—	—	300.0	—	—	$800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	$500.0
2023	—	—	—	—	—	—	500.0	—	—	—	—	$500.0
Thereafter	—	—	500.0	600.0	545.1	—	—	500.0	—	400.0	400.0	$2,945.1
Total	$500.0	$500.0	$500.0	$600.0	$545.1	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$5,245.1

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income	$3.6	$4.1	$12.5	$10.7
Expense on borrowings	(37.4)	(46.4)	(125.7)	(147.1)
UTPs and other tax related liabilities	(7.0)	(9.6)	(20.2)	(10.6)
Net periodic pension costs - interest component	(5.6)	(4.9)	(16.8)	(14.5)
Capitalized	0.5	0.4	1.2	1.0
Total	$(45.9)	$(56.4)	$(149.0)	$(160.5)

The following table shows the cash paid for interest:

	Nine Months Ended September 30,
	2019	2018
Interest paid	$148.6	$169.7

The fair value and carrying value of the Company’s debt as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.50% 2010 Senior Notes, due 2020	$501.5	$515.0	$495.0	$517.7
4.50% 2012 Senior Notes, due 2022	508.6	531.7	498.9	513.7
4.875% 2013 Senior Notes, due 2024	496.9	551.8	496.5	522.4
2.75% 2014 Senior Notes (5-Year), due 2019	—	—	449.9	449.9
5.25% 2014 Senior Notes (30-Year), due 2044	597.9	768.7	597.7	638.1
1.75% 2015 Senior Notes, due 2027	542.4	596.7	568.5	585.3
2.75% 2017 Senior Notes, due 2021	511.0	506.3	500.6	489.7
2.625% 2017 Senior Notes, due 2023	505.2	506.5	496.3	476.9
3.25% 2017 Senior Notes, due 2028	492.2	526.0	491.6	472.8
3.25% 2018 Senior Notes, due 2021	298.7	305.1	298.1	298.6
4.25% 2018 Senior Notes, due 2029	394.2	451.0	393.7	407.6
4.875% 2018 Senior Notes, due 2048	389.4	496.9	389.2	409.8
Total	$5,238.0	$5,755.7	$5,676.0	$5,782.5

The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.
NOTE 19. LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company’s leases include options to renew, with renewal terms that can extend the lease term from one year to 20 years at the Company’s discretion.
The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$24.2	$73.3
Short-term lease cost	—	0.4
Variable lease cost	5.0	12.7
Total lease cost	$29.2	$86.4

During the second quarter of 2019, the Company recorded $24.8 million of ROU Asset impairment charges related to the exit of certain real estate leases. The impairment charges were recording within Restructuring expense on the consolidated statement of operations. Refer to Note 13 for further details.
The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$26.6	$79.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.0	$27.9

September 30, 2019
Weighted-average remaining lease term	6.9 years
Weighted-average discount rate applied to operating leases	3.6%

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2019:

Year Ending December 31,	Operating Leases
2019 (After September 30)	$27.2
2020	107.7
2021	102.1
2022	88.7
2023	83.2
After 2023	251.0
Total lease payments (undiscounted)	659.9
Less: Interest	75.4
Present value of lease liabilities:	$584.5
Lease liabilities - current	$89.5
Lease liabilities - noncurrent	$495.0

The minimum rent for operating leases at December 31, 2018 is as follows:

Year Ending December 31,	Operating Leases
2019	$105.9
2020	102.3
2021	95.6
2022	84.4
2023	81.0
After 2023	246.5
Total	$715.7

NOTE 20. CONTINGENCIES
Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 5 to the consolidated financial statements.
In May 2013, the Company and five subsidiaries (collectively, the “Company Defendants”) were served with a complaint filed by a former employee (“Plaintiff”) in New York Supreme Court (the “Court”) on behalf of New York State (the “State”) and New York City (the “City”) asserting purported claims under the New York False Claims Act (“NYFCA”). Both the State and the City were given an opportunity to intervene as plaintiffs in the action but declined to do so. In August 2013, Plaintiff filed an Amended Complaint adding Marsh & McLennan Companies, Inc. as a defendant. Plaintiff’s central allegation against the Company Defendants is that their treatment of the Company’s wholly-owned captive insurance subsidiary, Moody’s Assurance Company, Inc. (“MAC”), in their State and City tax filings between 2002 and 2014 was contrary to the State and City tax codes. Plaintiff also asserts a cause of action for retaliation under the NYFCA and alleges that his employment was improperly terminated after he reported his concerns regarding MAC’s tax treatment internally. Plaintiff alleges that the Company underpaid State and City taxes by more than $120.0 million (which the Company believes is unsupported as a matter of fact and law), and requests statutory damages of triple that amount, as well as unspecified damages related to the retaliation claim. In December 2016, the Court issued a decision largely denying the Company Defendants’ motion to dismiss. The Company Defendants appealed, and in August 2018, the Appellate Division of the New York Supreme Court upheld the Court’s decision. In October 2019, the Company Defendants reached an agreement with the State, the City and the Plaintiff to settle all claims asserted against the Company Defendants for $15.5 million.
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

	Three Months Ended September 30,
	2019				2018
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$780.9	$496.0	$(36.4)	$1,240.5	$676.4	$438.6	$(34.2)	$1,080.8
Total Expense	339.9	388.2	(36.4)	691.7	303.5	344.7	(34.2)	614.0
Operating income	441.0	107.8	—	548.8	372.9	93.9	—	466.8
Add:
Restructuring	(0.1)	(0.9)	—	(1.0)	—	—	—	—
Depreciation and amortization	18.0	30.6	—	48.6	15.8	30.3	—	46.1
Acquisition-Related Expenses	—	—	—	—	—	1.3	—	1.3
Impairment pursuant to the planned divestiture of MAKS	—	2.0	—	2.0	—	—	—	—
Captive insurance company settlement	9.4	6.1	—	15.5	—	—	—	—
Adjusted Operating Income	$468.3	$145.6	$—	$613.9	$388.7	$125.5	$—	$514.2

	Nine Months Ended September 30,
	2019				2018
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,254.7	$1,447.8	$(106.3)	$3,596.2	$2,209.0	$1,275.6	$(102.0)	$3,382.6
Total Expenses	1,027.9	1,180.6	(106.3)	2,102.2	951.0	1,042.0	(102.0)	1,891.0
Operating income	1,226.8	267.2	—	1,494.0	1,258.0	233.6	—	1,491.6
Add:
Restructuring	29.1	29.2	—	58.3	—	—	—	—
Depreciation and amortization	53.0	96.9	—	149.9	49.3	94.3	—	143.6
Acquisition-Related Expenses	—	3.4	—	3.4	—	4.1	—	4.1
Impairment pursuant to the planned divestiture of MAKS	—	10.7	—	10.7	—	—	—	—
Captive insurance company settlement	9.4	6.1	—	15.5	—	—	—	—
Adjusted Operating Income	$1,318.3	$413.5	$—	$1,731.8	$1,307.3	$332.0	$—	$1,639.3

The cumulative restructuring charges related to the 2018 Restructuring Program, as more fully discussed in Note 13, for the MIS and MA reportable segments are $61.3 million and $45.7 million, respectively.
Consolidated Revenue Information by Geographic Area
Consolidated Revenue Information by Geographic Area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$659.6	$559.6	$1,909.6	$1,782.7
Non-U.S.:
EMEA	361.5	344.5	1,056.8	1,047.9
Asia-Pacific	142.4	123.0	415.4	366.9
Americas	77.0	53.7	214.4	185.1
Total Non-U.S.	580.9	521.2	1,686.6	1,599.9
Total	$1,240.5	$1,080.8	$3,596.2	$3,382.6

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

ASU No. 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating the impact of this ASU on its financial statements. Currently, the Company believes that the most notable impact of this ASU will relate to its processes around the assessment of its allowance for doubtful accounts relating to accounts receivable. The Company is in the process of updating its policies and procedures in order to implement the “expected credit loss” impairment model, which includes the identification of information that can be used to develop reasonable and supportable forecasts of factors that could affect the collectability of the reported amount of the financial asset. The Company does not currently anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715- 20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The ASU is effective for all entities for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
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
NOTE 23. SUBSEQUENT EVENTS
On October 21, 2019, the Board approved the declaration of a quarterly dividend of $0.50 per share of Moody’s common stock, payable on December 12, 2019 to shareholders of record at the close of business on November 21, 2019.

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
MIS, the credit rating agency, publishes credit ratings and provides assessment services on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of financial instrument pricing services in the Asia-Pacific region as well as revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
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
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2018, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than: i) the update reported in the Company's Form 10-Q for the three months ended March 31, 2019 relating to the critical accounting estimate disclosures on lease accounting resulting from the adoption of the New Lease Accounting Standard; and ii) the critical accounting estimate disclosures relating to goodwill and other acquired intangible assets which is updated below to discuss the results of the Company’s annual impairment assessment as of July 31, 2019.

Goodwill and Other Acquired Intangible Assets
On July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment).
The Company has eight primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and six reporting units within MA: Content, ERS, MALS, MAKS, Bureau van Dijk and Reis. The Content reporting unit offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and credit analytical tools. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The MALS reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. The MAKS reporting unit provides offshore research and analytical services. The Bureau van Dijk reporting unit primarily consists of the Bureau van Dijk business, which was acquired on August 10, 2017, and primarily provides business intelligence and company information products. The Reis reporting unit, which consists of the newly acquired Reis business, provides commercial real estate market information and analytical tools.
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
At July 31, 2019, the Company performed quantitative assessments of the Content, ERS, MALS, Bureau van Dijk, MIS, and ICRA reporting units and a qualitative assessment for the Reis reporting unit, which was acquired by Moody's within the past year. The quantitative assessments did not result in the carrying value of the reporting unit exceeding its fair value. The qualitative analysis for Reis resulted in the Company determining that it was not more likely than not that the fair value of the Reis reporting unit was less than its carrying amount. At September 30, 2019, pursuant to the planned divestiture of MAKS, this reporting unit is measured at the lower of its carrying value or fair value (less cost to sell) each quarter until sold, as its assets and liabilities are classified as “held for sale” under ASC Topic 360. Accordingly, the MAKS reporting unit was excluded from the Company's annual goodwill impairment assessment at July 31, 2019 (refer to Note 10 to the condensed consolidated financial statements for further information related to the planned divestiture of MAKS).
Determining the fair value of a reporting unit or an indefinite-lived acquired intangible asset involves the use of significant estimates and assumptions, which are more fully described below. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.
Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

Sensitivity Analysis and Key Assumptions for Deriving the Fair Value of a Reporting Unit
The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2019 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (July 31, 2019 for all reporting units except Reis).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$97.5	$—	$—	$—	$—
Content	337.7	—	—	—	—
ERS	672.6	—	—	—	—
MALS	122.1	—	—	(12.3)	(36.8)
ICRA	225.8	—	—	—	(29.5)
Bureau van Dijk	1,972.4	—	—	—	(265.9)
Reis (1)	181.9	N/A	N/A	N/A	N/A
Totals	$3,610.0	$—	$—	$(12.3)	$(332.2)

(1) Reis was acquired in October 2018. Due to the close proximity of the Reis acquisition, the purchase price approximates the fair value of the reporting unit.

As illustrated in the preceding table, the reporting unit most at risk for potential impairment is the MALS reporting unit and failure to meet its financial projections could result in impairment in future quarters.

As discussed in further detail in Note 12 to the Company's condensed consolidated financial statements, ICRA has reported that it is addressing certain matters which are currently under investigation. As of the date of this quarterly filing on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any related inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of at July 31, 2019, the date of each reporting unit’s last quantitative assessment. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization. The fair value of each reporting unit, excluding ICRA, was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The discounted cash flow analysis requires significant estimates, including projections of future operating results and cash flows of each reporting unit that are based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit, that could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.
The sensitivity analysis on the future cash flows and WACC assumptions described below are as of each reporting unit’s last quantitative goodwill impairment assessment. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:

•
Future cash flow assumptions -The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating budget and strategic plan. Cash flows for the six years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond six years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For each reporting unit analyzed, a 10% reduction in the revenue growth rates used would not have resulted in its carrying value exceeding its estimated fair value.

•
WACC - The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 9.0% as of July 31, 2019. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2019 for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.

Reportable Segments
The Company is organized into two reportable segments at September 30, 2019: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 21 to the condensed consolidated financial statements.
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

MIS	As previously reported	Reclassification	As Reclassified	MA	As previously reported	Reclassification	As Reclassified
CFG				RD&A
Q1	$377.7	$11.9	$389.6	Q1	$269.2	$(2.1)	$267.1
Q2	377.6	13.4	391.0	Q2	279.9	(4.0)	275.9
Q3	296.1	11.2	307.3	Q3	282.6	(2.3)	280.3
Q4	282.7	8.6	291.3	Q4	302.4	(5.3)	297.1
Full year 2018	$1,334.1	$45.1	$1,379.2	Full year 2018	$1,134.1	$(13.7)	$1,120.4

SFG				ERS
Q1	$129.7	$(11.9)	$117.8	Q1	$100.1	$2.1	$102.2
Q2	141.6	(13.4)	128.2	Q2	105.5	4.0	109.5
Q3	125.4	(11.2)	114.2	Q3	113.0	2.3	115.3
Q4	129.8	(8.6)	121.2	Q4	118.8	5.3	124.1
Full year 2018	$526.5	$(45.1)	$481.4	Full year 2018	$437.4	$13.7	$451.1
RESULTS OF OPERATIONS
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Executive Summary

•	Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:

◦	Omega Performance on August 16, 2018;

◦	Reis on October 15, 2018;

◦	Vigeo Eiris on April 12, 2019;

◦	Four Twenty Seven on July 22, 2019;

◦	RiskFirst on July 25, 2019.
In the discussion below, reference to inorganic revenue and expense growth refers to activity from these acquisitions in the current period for which there are no comparative results in the prior year period.

•
Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into an agreement to sell the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS will continue to be reported within the MA segment (and PS LOB) until the closing of the transaction, which is expected to occur in the fourth quarter of 2019.

•
The following table provides an executive summary of key operating results for the quarter ended September 30, 2019. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2019	2018	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,240.5	$1,080.8	15%	● reflects strong growth in both segments
MIS External Revenue	$746.6	$644.8	16%	● growth driven by higher corporate debt issuance (both investment-grade and speculative-grade) as issuers took advantage of low borrowing costs
MA External Revenue	$493.9	$436.0	13%
● strong growth in the credit research and ratings data feeds product lines coupled with growth from Bureau van Dijk revenue within RD&A;
● strong demand in ERS for credit assessment and loan origination solutions, along with products to meet new accounting standards;
● inorganic growth from the acquisitions of Reis, RiskFirst and Omega Performance

Total operating and SG&A expenses	$642.1	$566.6	13%	● additional compensation expense resulting from hiring activity, merit increases and incentive compensation aligned with financial performance; ● inorganic expense growth from acquisitions
Operating Margin	44.2%	43.2%	100BPS	● margin expansion reflects strong revenue growth in both segments outpacing expense growth
Adjusted Operating Margin	49.5%	47.6%	190BPS
ETR	25.4%	24.4%	100BPS	● modestly higher primarily due to a non-U.S. enacted tax rate change
Diluted EPS	$1.99	$1.59	25%	● increase reflects strong operating income/Adjusted Operating Income growth pursuant to the factors described above
Adjusted Diluted EPS	$2.15	$1.69	27%

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
United States	$659.6	$559.6	18%
Non-U.S.:
EMEA	361.5	344.5	5%
Asia-Pacific	142.4	123.0	16%
Americas	77.0	53.7	43%
Total Non-U.S.	580.9	521.2	11%
Total	1,240.5	1,080.8	15%
Expenses:
Operating	350.2	306.3	(14%)
SG&A	291.9	260.3	(12%)
Restructuring	(1.0)	—	NM
Depreciation and amortization	48.6	46.1	(5%)
Acquisition-Related Expenses	—	1.3	100%
Impairment pursuant to the planned divestiture of MAKS	2.0	—	NM
Total	691.7	614.0	(13%)
Operating income	$548.8	$466.8	18%
Adjusted Operating Income (1)	$613.9	$514.2	19%
Interest expense, net	$(45.9)	$(56.4)	19%
Other non-operating income, net	9.9	2.4	313%
Non-operating (expense) income, net	$(36.0)	$(54.0)	33%

Net income attributable to Moody's	$379.4	$310.2	22%
Diluted weighted average shares outstanding	191.1	194.5	2%
Diluted EPS attributable to Moody's common shareholders	$1.99	$1.59	25%
Adjusted Diluted EPS (1)	$2.15	$1.69	27%
Operating margin	44.2%	43.2%
Adjusted Operating Margin(1)	49.5%	47.6%
Effective tax rate	25.4%	24.4%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.
The table below shows Moody’s global staffing by geographic area:

	September 30,			% Change
	2019		2018
United States	3,875		3,743	4%
Non-U.S.	9,850		8,878	11%
Total	13,725	(1)	12,621	9%
(1) As a result of the aforementioned acquisitions, Moody’s global staffing increased by approximately 600 employees.
Global revenue of $1,240.5 million in the third quarter of 2019 increased $159.7 million compared to the same period in 2018 and reflected strong growth in both segments. Foreign currency translation unfavorably impacted revenue by two percent. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Transaction Revenue accounted for 45% of global MCO revenue in the third quarter of 2019 compared to 43% in the same period of 2018.
U.S. revenue of $659.6 million in the third quarter of 2019 increased $100.0 million over the same period in the prior year, reflecting strong growth in both segments.
Non-U.S. revenue of $580.9 million in the third quarter of 2019 increased $59.7 million over the same period in the prior year and reflected growth across all regions in both segments. Foreign currency translation unfavorably impacted non-U.S. revenue by three percent.
Operating expenses were $350.2 million in the third quarter of 2019, up $43.9 million from the same period in 2018, reflecting increases in both compensation and non-compensation costs of $23 million and $21 million, respectively. The growth in compensation costs primarily reflects higher incentive compensation aligned with higher actual and projected financial performance relative to targets coupled with costs from the aforementioned acquisitions. The growth in non-compensation expenses reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as costs from the aforementioned acquisitions. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
SG&A expenses of $291.9 million in the third quarter of 2019 increased $31.6 million from the same period in the prior year and reflected increases in both compensation and non-compensation expenses of approximately $18 million and $14 million, respectively. The increase in compensation costs primarily reflects hiring activity and merit increases as well as higher incentive compensation aligned with higher actual and projected financial performance relative to targets. The increase also reflects costs from the aforementioned acquisitions. The growth in non-compensation costs reflects a captive insurance company settlement (more fully discussed in Note 20 to the condensed consolidated financial statements) coupled with costs from the aforementioned acquisitions. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
Operating income of $548.8 million in the third quarter of 2019 increased $82.0 million compared to the same period in 2018 and resulted in an operating margin of 44.2%, compared to 43.2% in the same period of the prior year. Adjusted Operating Income of $613.9 million in the third quarter of 2019 increased $99.7 million compared to the same period in 2018. Adjusted Operating Margin was 49.5% in the third quarter of 2019 compared to 47.6% in the same period in the prior year.
Interest expense, net in the third quarter of 2019 was $45.9 million, a 19% decrease in expense compared to the same period in 2018 and reflected lower interest expense on borrowings of approximately $9 million primarily due to benefits from the interest element of cross-currency swaps (more fully discussed in Note 11 to the condensed consolidated financial statements).
Other non-operating income, net, was $9.9 million in the third quarter of 2019, compared to $2.4 million in the same period of the prior year. The increase is primarily due to FX gains of approximately $1 million in the third quarter of 2019 compared to FX losses of approximately $4 million in the same period of the prior year.
The modest increase in the ETR to 25.4% in the third quarter of 2019 primarily reflects an adjustment in the third quarter of 2019 pursuant to a non-U.S. enacted tax rate change.
Diluted EPS and Adjusted Diluted EPS in the third quarter of 2019 was $1.99 and $2.15, respectively, and increased $0.40 and $0.46, respectively, compared to the same period in 2018 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). Diluted EPS and Adjusted Diluted EPS both benefited from lower diluted weighted average shares outstanding resulting from the Company’s ASR, which was executed in the first quarter of 2019.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Corporate finance (CFG)	$392.0	$307.3	28%
Structured finance (SFG)	105.4	114.2	(8%)
Financial institutions (FIG)	120.5	119.5	1%
Public, project and infrastructure finance (PPIF)	119.8	99.0	21%
Total ratings revenue	737.7	640.0	15%
MIS Other	8.9	4.8	85%
Total external revenue	746.6	644.8	16%
Intersegment royalty	34.3	31.6	9%
Total MIS revenue	780.9	676.4	15%
Expenses:
Operating and SG&A (external)	319.9	285.1	(12%)
Operating and SG&A (intersegment)	2.1	2.6	19%
Restructuring	(0.1)	—	NM
Depreciation and amortization	18.0	15.8	(14%)
Total expense	339.9	303.5	(12%)
Operating Income	$441.0	$372.9	18%
Restructuring	(0.1)	—	NM
Depreciation and amortization	18.0	15.8	(14%)
Captive insurance company settlement	9.4	—	NM
Adjusted Operating Income	$468.3	$388.7	20%

Operating margin	56.5%	55.1%
Adjusted Operating Margin	60.0%	57.5%
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
Global MIS revenue of $746.6 million in the third quarter of 2019 was up 16% compared to the same period in 2018 and reflected growth across all LOBs excluding SFG.
Transaction Revenue for MIS was 64% of total revenue in the third quarter of 2019, compared to 61% in the same period of 2018.
In the U.S., revenue was $453.4 million in the third quarter of 2019, and increased $68.7 million from the same period in 2018 primarily reflecting growth in CFG revenue.
Non-U.S. revenue was $293.2 million in the third quarter of 2019, and increased 13% compared to the same period in 2018, primarily reflecting growth in CFG revenue. Foreign currency translation unfavorably impacted non-U.S. MIS revenue by three percent.

Global CFG revenue of $392.0 million in the third quarter of 2019 increased 28% compared to the same period in the prior year and reflected growth both in the U.S. and internationally. In the U.S., revenue was $258.9 million, or 33% higher compared to the same period in the prior year, primarily reflecting strong corporate bond issuance (both investment-grade and speculative-grade) as issuers took advantage of low borrowing costs to secure acquisition financing and complete opportunistic new issuance/refinancing transactions. Non-U.S. revenue of $133.1 million in the third quarter of 2019 increased 18% compared to the same period in the prior year, mainly due to higher corporate bond revenue across all regions reflecting continued low borrowing costs which drove issuance. The growth in both U.S. and non-U.S. revenue also reflects favorable changes in product mix and pricing increases. Transaction Revenue represented 72% and 65% of total CFG revenue in the third quarter of 2019 and 2018, respectively.
Global SFG revenue of $105.4 million in the third quarter of 2019 decreased $8.8 million, or 8%, compared to the same period in 2018. In the U.S., revenue of $67.8 million decreased $2.8 million compared to the same period in 2018 and reflected a decline in activity in the CLO asset class mainly due to wider credit spreads. These declines were partially offset by higher CMBS revenue. Non-U.S. revenue in the third quarter of 2019 of $37.6 million decreased $6.0 million compared to the same period in the prior year and primarily reflected declines across most asset classes in EMEA as uncertainties relating to Brexit have resulted in postponement of certain securitization transactions. Transaction Revenue was 55% of total SFG revenue in the third quarter of 2019 compared to 64% in the same period in 2018.
Global FIG revenue of $120.5 million in the third quarter of 2019 was up modestly compared to the same period in the prior year, with growth in non-U.S. revenue being mostly offset by declines in the U.S. Non-U.S. revenue was $66.8 million in the third quarter of 2019, or 12% higher compared to the same period in 2018. This growth in non-U.S. revenue was primarily due to higher banking revenue across all regions mainly reflecting a favorable product mix in EMEA and strong rated issuance growth in Asia-Pacific. In the U.S., revenue of $53.7 million decreased 10% compared to a strong prior year comparative period, which included a large jumbo issuance in the insurance sector. Transaction revenue was 46% of total FIG revenue in the third quarter of 2019 compared to 47% in the same period in 2018.
Global PPIF revenue was $119.8 million in the third quarter of 2019, or 21% higher compared to the third quarter of 2018, and reflected growth both in the U.S. and internationally. In the U.S., revenue in the third quarter of 2019 was $72.8 million and increased $13.4 million compared to the same period in 2018. This growth was primarily due to higher public and infrastructure finance rated issuance volumes as lower benchmark interest rates have resulted in higher new issuance and refunding activity in these sectors. Outside the U.S., PPIF revenue was $47.0 million in the third quarter of 2019 and increased $7.4 million compared to the same period in 2018. This increase in non-U.S. revenue mainly reflected strength in the Americas region as continued favorable market conditions drove issuance. The growth in both U.S. and non-U.S. revenue also resulted from favorable changes in product mix and pricing increases. Transaction Revenue was 69% in the third quarter of 2019 compared to 62% in the same period of 2018.
Operating and SG&A expenses in the third quarter of 2019 increased $34.8 million compared to the same period in 2018 and primarily reflected an increase in compensation and non-compensation costs of approximately $22 million and $13 million, respectively. The increase in compensation costs primarily reflects higher incentive compensation aligned with higher actual and projected financial performance relative to targets. The increase in non-compensation expenses is primarily due to a captive insurance company settlement which is more fully discussed in Note 20 to the condensed consolidated financial statements. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
Operating income and Adjusted Operating Income in the third quarter of 2019, which includes intersegment royalty revenue and intersegment expenses, were $441.0 million and $468.3 million, respectively, and increased $68.1 million and $79.6 million, respectively, compared to the same period in the prior year. Operating margin was 56.5% in the third quarter of 2019 compared to 55.1% in the same period in the prior year. Adjusted Operating Margin in the third quarter of 2019 was 60.0%, or 250BPS higher than the prior year.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Research, data and analytics (RD&A)	$317.5	$280.3	13%
Enterprise risk solutions (ERS)	133.3	115.3	16%
Professional services (PS)	43.1	40.4	7%
Total external revenue	493.9	436.0	13%
Intersegment revenue	2.1	2.6	(19%)
Total MA revenue	496.0	438.6	13%
Expenses:
Operating and SG&A (external)	322.2	281.5	(14%)
Operating and SG&A (intersegment)	34.3	31.6	(9%)
Restructuring	(0.9)	—	NM
Depreciation and amortization	30.6	30.3	(1%)
Acquisition-Related Expenses	—	1.3	100%
Impairment pursuant to the planned divestiture of MAKS	2.0	—	NM
Total expense	388.2	344.7	(13%)
Operating income	$107.8	$93.9	15%
Restructuring	(0.9)	—	NM
Depreciation and amortization	30.6	30.3	(1%)
Acquisition-Related Expenses	—	1.3	100%
Impairment pursuant to the planned divestiture of MAKS	2.0	—	NM
Captive insurance company settlement	6.1	—	NM
Adjusted Operating Income	$145.6	$125.5	16%

Operating margin	21.7%	21.4%
Adjusted Operating Margin	29.4%	28.6%
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
Global MA revenue increased $57.9 million, or 13%, compared to the same period in 2018 reflecting growth across all LOBs. The acquisitions of Reis, RiskFirst and Omega Performance contributed approximately $13 million of revenue, or three percentage points of the growth. Recurring revenue comprised 84% of total MA revenue in both the third quarter of 2019 and 2018. Foreign currency translation unfavorably impacted total MA revenue by two percent.
In the U.S., revenue of $206.2 million in the third quarter of 2019 increased $31.3 million and reflected growth across all LOBs, most notably in RD&A.
Non-U.S. revenue of $287.7 million in the third quarter of 2019 was $26.6 million higher than in the same period in 2018 and reflected growth in RD&A and ERS. Foreign currency translation unfavorably impacted non-U.S. MA revenue by three percent.

Global RD&A revenue of $317.5 million in the third quarter of 2019 increased $37.2 million, or 13%, over the same period in the prior year period resulting from both organic and inorganic growth. RD&A revenue growth was driven by strong demand for Bureau van Dijk solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance. The growth also reflects strong results in the credit research and rating data feeds product lines, where enhanced content on the new CreditView platform and continued alignment of usage and licensing parameters have generated higher fees. RD&A revenue in the third quarter of 2019 included approximately $9 million of revenue, or three percentage points of the growth, from the Reis acquisition. U.S. revenue of $139.8 million and non-U.S. revenue of $177.7 million in the third quarter of 2019 increased 20% and 9%, respectively, compared to the same period in 2018. Foreign currency translation unfavorably impacted RD&A revenue by two percent.
Global ERS revenue of $133.3 million in the third quarter of 2019 increased $18.0 million, or 16%, compared to the same period in 2018. The growth reflects increases both in the U.S. and internationally primarily due to the ongoing demand for credit origination and SaaS-based CECL solutions coupled with increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts. Approximately $12 million of the total increase in ERS revenue was from subscription-based products. The acquisition of RiskFirst contributed approximately three percentage points of the growth over the prior year period. In the U.S., revenue of $48.2 million in the third quarter of 2019 increased 12% compared to the same period in the prior year. Non-U.S. revenue of $85.1 million in the third quarter of 2019 increased 18% compared to the same period in the prior year.
Global PS revenue of $43.1 million in the third quarter of 2019 increased $2.7 million, or 7%, compared to the same period in 2018 and reflected growth in online learning solutions coupled with growth from outsourced analytical and research services. In the U.S., revenue in the third quarter of 2019 was $18.2 million and increased 20% compared to the same period in 2018. Non-U.S. revenue in the third quarter of 2019 was $24.9 million and was flat compared to the same period in 2018.
Operating and SG&A expenses of $322.2 million in the third quarter of 2019 increased $40.7 million, or 14%, compared to the same period in 2018 reflecting growth in both compensation and non-compensation costs of approximately $19 million and $22 million, respectively. Organic growth in compensation costs primarily reflects hiring activity and merit increases. Organic growth in non-compensation expenses primarily reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as transaction-related costs resulting from the aforementioned acquisitions. Additionally, the increase in expenses also reflected approximately $12 million in inorganic expense growth from the acquisitions of Reis, RiskFirst and Omega Performance. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
Operating income of $107.8 million in the third quarter of 2019 increased $13.9 million compared to the same period in 2018. Operating margin was 21.7% in the third quarter of 2019 and increased 30BPS from the same period in the prior year. Adjusted Operating Income was $145.6 million in the third quarter of 2019 and increased $20.1 million compared to the same period in 2018. Adjusted Operating Margin in the third quarter of 2019 was 29.4% and increased 80BPS from the same period in 2018. Operating income and Adjusted Operating Income both include intersegment revenue and expense.
RESULTS OF OPERATIONS
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Executive Summary

•	Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:

◦	Omega Performance on August 16, 2018;

◦	Reis on October 15, 2018;

◦	Vigeo Eiris on April 12, 2019;

◦	Four Twenty Seven on July 22, 2019;

◦	RiskFirst on July 25, 2019.
In the discussion below, reference to inorganic revenue and expense growth refers to activity from these acquisitions in the current period for which there are no comparative results in the prior year period.

•
Following a strategic review of its business portfolio, the Company initiated a plan to sell MAKS and determined that all of the criteria had been met to classify the assets and liabilities of MAKS as held for sale as of June 30, 2019. On July 16, 2019, the Company entered into an agreement to sell the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS will continue to be reported within the MA segment (and PS LOB) until the closing of the transaction, which is expected to occur in the fourth quarter of 2019.

•
The following table provides an executive summary of key operating results for the nine months ended September 30, 2019. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2019	2018	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$3,596.2	$3,382.6	6%	● strong growth in MA coupled with modest growth in MIS
MIS External Revenue	$2,155.1	$2,117.0	2%
● higher revenue from rating corporate debt (both investment- grade and high-yield) resulting from both higher rated issuance volumes resulting from favorable market conditions and favorable product mix;
partially offset by
● decline due to lower refinancing activity in bank loans and the CLO asset class primarily resulting from higher borrowing costs.

MA External Revenue	$1,441.1	$1,265.6	14%
● strong growth in the credit research and ratings data feeds product lines as well as growth from Bureau van Dijk within RD&A;
● inorganic growth from the acquisitions of Reis, RiskFirst and Omega Performance; and
● growth from ongoing demand in ERS for SaaS-based solutions, especially to facilitate adoption of new accounting standards by banks and insurance companies

Total operating and SG&A expenses	$1,879.9	$1,743.3	8%	● additional compensation expense resulting from hiring activity, merit increases and incentive compensation aligned with financial performance; ● inorganic expense growth from acquisitions
Restructuring	$58.3	$—	NM
● charges pursuant to the 2018 Restructuring Program reflecting the rationalization and exit of certain real estate leases and reductions to staff - refer to Note 13 to the condensed consolidated financial statements

Impairment pursuant to the planned divestiture of MAKS	$10.7	$—	NM	● charge relates to the planned divestiture of MAKS - refer to Note 10 to the condensed consolidated financial statements
Operating Margin	41.5%	44.1%	(260BPS)	● contraction is primarily due to the aforementioned restructuring and impairment charges
Adjusted Operating Margin	48.2%	48.5%	(30BPS)	● modest contraction is due to operating and SG&A expense growth outpacing revenue growth
ETR	21.3%	21.0%	30BPS	● overall in line with the prior year period
Diluted EPS	$5.54	$5.45	2%	● growth reflects higher operating income/Adjusted Operating Income coupled with the benefit of lower diluted shares outstanding resulting from the Company's ASR executed in the first half of 2019
Adjusted Diluted EPS	$6.29	$5.76	9%

Moody's Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
United States	$1,909.6	$1,782.7	7%
Non-U.S.:
EMEA	1,056.8	1,047.9	1%
Asia-Pacific	415.4	366.9	13%
Americas	214.4	185.1	16%
Total Non-U.S.	1,686.6	1,599.9	5%
Total	3,596.2	3,382.6	6%
Expenses:
Operating	1,031.8	941.4	(10%)
SG&A	848.1	801.9	(6%)
Restructuring	58.3	—	NM
Depreciation and amortization	149.9	143.6	(4%)
Acquisition-Related Expenses	3.4	4.1	17%
Impairment pursuant to the planned divestiture of MAKS	10.7	—	NM
Total	2,102.2	1,891.0	(11%)
Operating income	$1,494.0	$1,491.6	—%
Adjusted Operating Income (1)	$1,731.8	$1,639.3	6%
Interest expense, net	$(149.0)	$(160.5)	7%
Other non-operating income, net	12.6	18.3	(31%)
Non-operating expense, net	$(136.4)	$(142.2)	4%

Net income attributable to Moody's	$1,062.6	$1,059.3	—
Diluted weighted average shares outstanding	191.8	194.4	1%
Diluted EPS attributable to Moody's common shareholders	$5.54	$5.45	2%
Adjusted Diluted EPS(1)	$6.29	$5.76	9%
Operating margin	41.5%	44.1%
Adjusted Operating Margin(1)	48.2%	48.5%
Effective tax rate	21.3%	21.0%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.
Global revenue of $3,596.2 million in the first nine months of 2019 increased $213.6 million, or 6%, compared to the same period in 2018 and reflected strong growth in MA coupled with modest growth in MIS. Foreign currency translation unfavorably impacted revenue by two percent. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
Transaction Revenue accounted for 44% of global MCO revenue in the first nine months of 2019 compared to 46% in 2018.
U.S. revenue of $1,909.6 million in the first nine months of 2019 increased $126.9 million over the same period in the prior year reflecting strong growth in MA coupled with modest growth in MIS.

Non-U.S. revenue of $1,686.6 million in the first nine months of 2019 increased $86.7 million over the same period in the prior year, with strong growth in MA coupled with modest growth in MIS. Foreign currency translation unfavorably impacted non-U.S. revenue by four percent.
Operating expenses were $1,031.8 million in the first nine months of 2019 and increased $90.4 million from the same period in 2018, primarily due to increases in both compensation and non-compensation costs of approximately $59 million and $31 million, respectively. The increase in compensation expenses reflects hiring activity and merit increases as well as higher incentive compensation aligned with higher actual and projected financial performance relative to targets. The increase also reflects inorganic expense growth from the aforementioned acquisitions. The increase in non-compensation expenses reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as costs from the aforementioned acquisitions. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
SG&A expenses of $848.1 million in the first nine months of 2019 increased $46.2 million from the same period in the prior year, primarily reflecting higher compensation costs. The increase in compensation costs primarily reflects hiring activity and merit increases coupled with higher incentive compensation aligned with higher actual and projected financial performance relative to targets. Non-compensation costs increased modestly compared to the same period in 2018 and included inorganic expense growth from the aforementioned acquisitions. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
The restructuring charge of $58.3 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.
The $10.7 million impairment charge relates to the planned divestiture of MAKS, which is more fully discussed in Note 10 to the condensed consolidated financial statements.
Operating income of $1,494.0 million in the first nine months of 2019 was in line with the same period in 2018 and resulted in an operating margin of 41.5%, compared to 44.1% in the same period of the prior year. The decrease in operating margin resulted from the aforementioned restructuring and impairment charge. Adjusted Operating Income of $1,731.8 million in the nine months ended September 30, 2019 increased $92.5 million compared to the same period in 2018, resulting in an Adjusted Operating Margin of 48.2% compared to 48.5% in the same period in the prior year.
Interest expense, net in the first nine months of 2019 was $149.0 million and decreased 7% compared to the same period of the prior year, reflecting lower interest on borrowings partially offset by higher tax-related interest on UTPs. The decrease in interest expense on borrowings of approximately $21 million primarily reflected benefits from the interest element of cross-currency swaps (more fully discussed in Note 11 to the condensed consolidated financial statements). The increase in tax-related interest of approximately $10 million included a higher benefit relating to the favorable resolution of UTPs in the nine months ended September 30, 2018 compared to the same period in 2019.

Other non-operating income, net, was $12.6 million in the first nine months of 2019 compared to $18.3 million in the same period of the prior year. The decrease was primarily due to FX losses of approximately $15 million in the nine months ended September 30, 2019 compared to $4 million in FX losses in the same period of the prior year. This was partially offset by approximately $6 million in higher income related to a higher return on the Company's pension plan assets.
The ETR of 21.3% in the first nine months of 2019 was in line with the same period in the prior year and primarily reflects regulations issued in the nine months ended September 30, 2019 relating to the Tax Act as well as lower non-U.S. taxes relating to certain software development. These items were offset by an approximate $15 million tax charge pursuant to the pre-sale reorganization and planned divestiture of MAKS and an adjustment in the third quarter of 2019 pursuant to a non-U.S. enacted tax rate change.
Diluted EPS in the first nine months of 2019 of $5.54 increased $0.09 compared to the same period in 2018 and included the aforementioned restructuring charge and impairment and tax-related charges pursuant to the planned divestiture of MAKS. Adjusted Diluted EPS of $6.29 in the first nine months of 2019 increased $0.53 compared to the same period in 2018 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). Diluted EPS and Adjusted Diluted EPS both benefited from lower diluted weighted average shares outstanding resulting from the Company’s ASR, which was executed in the first half of 2019.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Corporate finance (CFG)	$1,134.8	$1,087.9	4%
Structured finance (SFG)	318.2	360.2	(12%)
Financial institutions (FIG)	361.5	354.4	2%
Public, project and infrastructure finance (PPIF)	321.1	300.3	7%
Total ratings revenue	2,135.6	2,102.8	2%
MIS Other	19.5	14.2	37%
Total external revenue	2,155.1	2,117.0	2%
Intersegment royalty	99.6	92.0	8%
Total MIS Revenue	2,254.7	2,209.0	2%
Expenses:
Operating and SG&A (external)	939.1	891.7	(5%)
Operating and SG&A (intersegment)	6.7	10.0	33%
Restructuring	29.1	—	NM
Depreciation and amortization	53.0	49.3	(8%)
Total expense	1,027.9	951.0	(8%)
Operating income	$1,226.8	$1,258.0	(2%)
Restructuring	29.1	—	NM
Depreciation and amortization	53.0	49.3	(8%)
Captive insurance company settlement	9.4	—	NM
Adjusted Operating Income	$1,318.3	$1,307.3	1%

Operating margin	54.4%	56.9%
Adjusted Operating Margin	58.5%	59.2%
The following is a discussion of external MIS revenue and operating expenses:
Pursuant to certain organizational realignments in the first nine months of 2019, revenue from REITs, which was previously classified in the SFG LOB, is now reported as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.
Global MIS revenue of $2,155.1 million in the first nine months of 2019 increased 2% compared to the same period in 2018 and reflected growth across all LOBs excluding SFG.
Transaction Revenue for MIS was 63% of total MIS revenue in the first nine months of 2019 compared to 64% in the same period of 2018.
In the U.S., revenue was $1,300.8 million in the first nine months of 2019 and increased $31.5 million from the same period in 2018. This growth reflected higher CFG and PPIF revenue being partially offset by declines in SFG and FIG.
Non-U.S. revenue was $854.3 million in the first nine months of 2019, and increased $6.6 million or 1%, compared to the same period in 2018, reflecting growth in FIG and CFG being partially offset by declines in SFG and PPIF. Foreign currency translation unfavorably impacted non-U.S. MIS revenue by four percentage points.

Global CFG revenue of $1,134.8 million in the first nine months of 2019 increased 4% compared to the prior year comparative period and reflected growth in both U.S. and non-U.S. revenue. In the U.S., revenue was $744.1 million, or 5% higher compared to the same period in the prior year, primarily reflecting growth in corporate bond revenue (both investment-grade and speculative-grade) resulting from favorable market conditions and M&A-driven financing coupled with benefits from favorable changes in product mix and pricing increases. These increases were partially offset by a decline in rated issuance volumes in bank loans as higher borrowing costs suppressed refinancing activity. Non-U.S. revenue of $390.7 million increased 3% compared to the same period in the prior year and reflected growth in Asia-Pacific and the Americas being partially offset by declines in the EMEA region. The growth in Asia-Pacific and the Americas regions was primarily due to higher corporate bond rated issuance volumes (both investment-grade and speculative-grade) resulting from favorable market conditions. The decline in EMEA is mainly due to lower leveraged finance rated issuance resulting from issuers in the region being well funded coupled with higher prevailing borrowing costs resulting in reduced refinancing activity. These declines in EMEA were partially offset by higher investment-grade rated issuance volumes resulting from opportunistic refinancing activity in the region. Transaction Revenue represented 71% of total CFG revenue in both the first nine months of 2019 and 2018.
Global SFG revenue of $318.2 million in the first nine months of 2019 decreased $42.0 million, or 12%, compared to the same period in 2018. In the U.S., revenue of $201.9 million in the nine months ended September 30, 2019 decreased $23.1 million compared to the same period in 2018 as wider credit spreads in the CLO asset class resulted in reduced activity. Non-U.S. revenue in the first nine months of 2019 of $116.3 million decreased $18.9 million compared to the same period in the prior year. This decrease primarily reflected declines across most asset classes in EMEA, as continued uncertainties relating to Brexit and uncertainty in the regulatory environment earlier in the year resulted in postponement of certain securitization transactions. Transaction Revenue was 58% of total SFG revenue in the first nine months of 2019 compared to 65% in the same period in 2018. Foreign currency translation unfavorably impacted SFG revenue by two percent.
Global FIG revenue of $361.5 million in the first nine months of 2019 increased 2% compared to the same period in the prior year, with growth in non-U.S. revenue being partially offset by declines in the U.S. Non-U.S. revenue of $209.6 million in the first nine months of 2019 increased 9% compared to the same period in 2018, mainly due to higher banking revenue across all international regions primarily due to favorable product mix. In the U.S., revenue of $151.9 million decreased 7% compared to the same period in the prior year and primarily reflected lower rated issuance volumes in the insurance sector. Transaction revenue was 46% of total FIG revenue in both the first nine months of 2019 and 2018. Foreign currency translation unfavorably impacted FIG revenue by two percent.
Global PPIF revenue of $321.1 million in the first nine months of 2019 increased 7% compared to 2018 with an increase in U.S. revenue being partially offset by a decrease in non-U.S. revenue. In the U.S., revenue in the first nine months of 2019 of $202.4 million increased $28.5 million compared to the same period in 2018, primarily due to higher public finance refunding volumes resulting from continued low benchmark interest rates. Additionally, growth in the U.S. reflected higher infrastructure finance revenue resulting from favorable market conditions. Outside the U.S., PPIF revenue was $118.7 million in the first nine months of 2019 and decreased $7.7 million compared to a strong prior year comparative period, primarily due to declines in public and infrastructure finance in the EMEA region. Transaction Revenue was 65% in the first nine months of 2019 compared to 62% in the same period of 2018.
Operating and SG&A expenses in the first nine months of 2019 increased $47.4 million compared to the same period in 2018 mainly reflecting higher compensation expenses. The increase in compensation costs primarily reflects higher salaries and employee benefits reflecting hiring activity and merit increases coupled with higher incentive compensation aligned with higher actual and projected financial performance relative to targets. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
The restructuring charge of $29.1 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.
Operating income and Adjusted Operating Income in the first nine months of 2019, which includes intersegment royalty revenue and intersegment expenses, were $1,226.8 million and $1,318.3 million, respectively, down $31.2 million and up $11.0 million, respectively, compared to the same period in the prior year. Operating margin was 54.4% in the first nine months of 2019 compared to 56.9% in the same period in the prior year. The 2019 operating margin was suppressed by the aforementioned restructuring charge. Adjusted Operating Margin in the first nine months of 2019 was 58.5%, or 70BPS lower than the prior year.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Research, data and analytics (RD&A)	$940.5	$823.3	14%
Enterprise risk solutions (ERS)	372.9	327.0	14%
Professional services (PS)	127.7	115.3	11%
Total external revenue	1,441.1	1,265.6	14%
Intersegment revenue	6.7	10.0	(33%)
Total MA Revenue	1,447.8	1,275.6	13%
Expenses:
Operating and SG&A (external)	940.8	851.6	(10%)
Operating and SG&A (intersegment)	99.6	92.0	(8%)
Restructuring	29.2	—	NM
Depreciation and amortization	96.9	94.3	(3%)
Acquisition-Related Expenses	3.4	4.1	17%
Impairment pursuant to the planned divestiture of MAKS	10.7	—	NM
Total expense	1,180.6	1,042.0	(13%)
Operating income	$267.2	$233.6	14%
Restructuring	29.2	—	NM
Depreciation and amortization	96.9	94.3	(3%)
Acquisition-Related Expenses	3.4	4.1	17%
Impairment pursuant to the planned divestiture of MAKS	10.7	—	NM
Captive insurance company settlement	6.1	—	NM
Adjusted Operating Income	$413.5	$332.0	25%

Operating margin	18.5%	18.3%
Adjusted Operating Margin	28.6%	26.0%
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
Global MA revenue increased $175.5 million, or 14%, compared to the same period in 2018 reflecting strong growth across all LOBs. The acquisitions of Reis, RiskFirst and Omega Performance contributed approximately $34 million of revenue, or three percentage points of the growth. Recurring revenue comprised 85% and 84% of total MA revenue in the first nine months of 2019 and 2018, respectively. Foreign currency translation unfavorably impacted MA revenue by three percent.
In the U.S., revenue of $608.8 million in the first nine months of 2019 increased $95.4 million and reflected growth across all LOBs, most notably in RD&A.
Non-U.S. revenue of $832.3 million in the nine months ended September 30, 2019 was $80.1 million higher than in the same period in 2018 reflecting growth in RD&A and ERS. Foreign currency translation unfavorably impacted non-U.S. MA revenue by four percent.

Global RD&A revenue of $940.5 million in the first nine months of 2019 increased $117.2 million, or 14%, over the same period in the prior year. RD&A revenue in the first nine months of 2019 included approximately $27 million of revenue, or three percentage points of the growth, from the Reis acquisition. RD&A revenue growth was also favorably impacted by a $17 million reduction of revenue in the prior year relating to a deferred revenue adjustment required as part of acquisition accounting for Bureau van Dijk. Organic RD&A revenue growth reflected strong results in the credit research and rating data feeds product lines, where enhanced content on the new CreditView platform and continued alignment of usage and licensing parameters have generated higher fees. Additionally, the growth in the first nine months of 2019 reflected strong demand for Bureau van Dijk solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance. U.S. revenue of $412.4 million and non-U.S. revenue of $528.1 million in the first nine months of 2019 increased 19% and 11%, respectively, compared to the same period in 2018. Foreign currency translation unfavorably impacted RD&A revenue by three percent.
Global ERS revenue of $372.9 million in the first nine months of 2019 increased $45.9 million, or 14%, compared to the same period in 2018. The growth reflects increases across all regions primarily due to the ongoing demand for SaaS-based CECL solutions coupled with increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts. Approximately $37 million of the increase in ERS revenue was from subscription-based products. Revenue from one-time licenses and services also grew by approximately $10 million mainly from the implementation of insurance modeling solutions. In the U.S., revenue of $142.7 million in the first nine months of 2019 increased 15% compared to the same period in the prior year. Non-U.S. revenue of $230.2 million in the first nine months of 2019 increased 13% compared to the same period in the prior year. Foreign currency translation unfavorably impacted ERS revenue by two percent.
Global PS revenue of $127.7 million in the first nine months of 2019 increased $12.4 million compared to the same period in 2018 with approximately five percentage points of the growth reflecting revenue from the acquisition of Omega Performance. The increase compared to the prior year also reflects organic growth in online learning solutions coupled with growth from outsourced analytical and research services. In the U.S., revenue in the first nine months of 2019 was $53.7 million and increased 28% compared to the same period in 2018. Non-U.S. revenue in the first nine months of 2019 was $74.0 million and increased 1% compared to the same period in 2018. Foreign currency translation unfavorably impacted PS revenue by two percent.
Operating and SG&A expenses in the first nine months of 2019 increased $89.2 million compared to the same period in 2018 reflecting growth in both compensation and non-compensation costs of approximately $53 million and $37 million, respectively, and included approximately $30 million in inorganic expense growth from the acquisitions of Reis, RiskFirst and Omega Performance. Organic growth in compensation costs primarily reflects hiring activity and merit increases. Organic growth in non-compensation expenses primarily reflects higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency. The aforementioned expense growth was partially offset by the beneficial impacts of the restructuring plan and cost control initiatives.
The restructuring charge of $29.2 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which is more fully discussed in Note 13 to the condensed consolidated financial statements.
The $10.7 million impairment charge related to the planned divestiture of MAKS, which is more fully discussed in Note 10 to the condensed consolidated financial statements.
Operating income of $267.2 million in the first nine months of 2019 increased $33.6 million compared to the same period in 2018. Operating margin was 18.5% in the first nine months of 2019, an increase of 20BPS compared to the same period in the prior year. Operating income and operating margin were both suppressed by the aforementioned restructuring and impairment charges. Adjusted Operating Income was $413.5 million in the first nine months of 2019 and increased $81.5 million compared to the same period in 2018. Adjusted Operating Margin in the first nine months of 2019 was 28.6%, up 260BPS from the same period in 2018. Operating income and Adjusted Operating Income both include intersegment revenue and expense.

Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from cash flow from operating and financing activities. The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2019	2018
Net cash provided by operating activities	$1,195.5	$1,084.6	$110.9
Net cash used in investing activities	$(149.5)	$(113.8)	$(35.7)
Net cash used in financing activities	$(1,517.0)	$(980.2)	$(536.8)
Free Cash Flow(1)	$1,134.6	$1,021.7	$112.9
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
The increase in net cash flows from operating activities in the nine months ended September 30, 2019 was primarily due to the increase in Adjusted Net Income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion) coupled with various changes in working capital.
Net cash used in investing activities
The $35.7 million increase in cash flows used in investing activities in the nine months ended September 30, 2019 compared to the same period in 2018 primarily reflects the acquisitions of Vigeo Eiris, RiskFirst and Four Twenty Seven; partially offset by higher net sales and maturities of investments in the nine months ended September 30, 2019.
Net cash used in financing activities
The $536.8 million increase in cash used in financing activities was primarily attributed to:

•	higher cash paid for share repurchases in 2019 of approximately $581 million primarily due to the ASR completed in 2019;
partially offset by:

•	higher net repayments on debt and commercial paper of approximately $102 million during the nine months ended September 30, 2018 compared to the same period in the current year.
Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $1.3 billion at September 30, 2019 consisted of approximately $1.1 billion located outside of the U.S. Approximately 25% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and international cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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

Indebtedness
At September 30, 2019, Moody’s had $5.2 billion of outstanding debt and approximately $1 billion of additional borrowing capacity available under the Company's CP program, which is backstopped by the 2018 Facility. At September 30, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At September 30, 2019, there were no such cross defaults.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2019 is as follows:

Year Ending December 31,	2010 Senior Notes, due 2020	2012 Senior Notes, due 2022	2013 Senior Notes, due 2024	2014 Senior Notes (30-Year), due 2044	2015 Senior Notes, due 2027	2017 Senior Notes, due 2021	2017 Senior Notes, due 2023	2017 Senior Notes, due 2028	2018 Senior Notes, due 2021	2018 Senior Notes, due 2029	2018 Senior Notes, due 2048	Total
2019 (After September 30)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2020	500.0	—	—	—	—	—	—	—	—	—	—	$500.0
2021	—	—	—	—	—	500.0	—	—	300.0	—	—	$800.0
2022	—	500.0	—	—	—	—	—	—	—	—	—	$500.0
2023	—	—	—	—	—	—	500.0	—	—	—	—	$500.0
Thereafter	—	—	500.0	600.0	545.1	—	—	500.0	—	400.0	400.0	$2,945.1
Total	$500.0	$500.0	$500.0	$600.0	$545.1	$500.0	$500.0	$500.0	$300.0	$400.0	$400.0	$5,245.1
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
On October 21, 2019, the Board of Directors of the Company declared a quarterly dividend of $0.50 per share of Moody’s common stock, payable December 12, 2019 to shareholders of record at the close of business on November 21, 2019. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
Full-year 2019 total share repurchases (including shares repurchased via the aforementioned ASR) are expected to be approximately $1.0 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Off-Balance Sheet Arrangements
At September 30, 2019, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off- balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.

Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of September 30, 2019:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$7,282.0	$704.6	$1,636.5	$1,235.7	$3,705.2
Operating lease obligations	659.9	108.1	196.0	162.2	193.6
Purchase obligations	122.3	77.7	44.6	—	—
Pension obligations (2)	140.2	4.4	42.6	25.4	67.8
Total (3)	$8,204.4	$894.8	$1,919.7	$1,423.3	$3,966.6

(1)	Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 18 to the condensed consolidated financial statements.

(2)	Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 17 to the condensed consolidated financial statements.

(3)
The table above does not include the Company's long-term tax liabilities of $442.0 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. The table above also does not include an additional $119.0 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017, which the company had elected to pay in eight annual payments.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) amortization of acquired intangible assets; ii) Acquisition-Related Expenses; iii) restructuring charges; iv) an impairment and tax charge pursuant to the planned divestiture of MAKS, and v) a captive insurance company settlement. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses on an annual basis in both the current and prior years, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The impairment charge pursuant to the planned divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement, which is more fully discussed in Note 20 to the condensed consolidated financial statements, relates to the resolution of a matter that is not expected to recur in the future at this magnitude. Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating income	$548.8	$466.8	$1,494.0	$1,491.6
Adjustments:
Restructuring	(1.0)	—	58.3	—
Depreciation and amortization	48.6	46.1	149.9	143.6
Acquisition-Related Expenses	—	1.3	3.4	4.1
Impairment pursuant to the planned divestiture of MAKS	2.0	—	10.7	—
Captive insurance company settlement	15.5	—	15.5	—
Adjusted Operating Income	$613.9	$514.2	$1,731.8	$1,639.3
Operating margin	44.2%	43.2%	41.5%	44.1%
Adjusted Operating Margin	49.5%	47.6%	48.2%	48.5%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) Acquisition-Related Expenses; iii) restructuring charges; iv) an impairment and tax charge pursuant to the planned divestiture of MAKS; and v) a captive insurance company settlement.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. Additionally, Acquisition-Related Expenses are excluded due to the material nature of these expenses on an annual basis, which are not expected to recur at this dollar magnitude subsequent to the completion of the multi-year integration effort relating to Bureau van Dijk. Acquisition-related expenses from other acquisitions were not material. The impairment and the tax charge pursuant to the planned divestiture of MAKS are excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement, which is more fully discussed in Note 20 to the condensed consolidated financial statements, relates to the resolution of a matter that is not expected to recur in the future at this magnitude.
Furthermore, in 2018, the Company excluded the impact of the transition tax pursuant to the Tax Act and certain adjustments relating to the Company’s non-U.S. UTPs, which resulted in significant adjustments to the provision for income taxes. The Company excludes these items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2019		2018		2019		2018
Net income attributable to Moody's common shareholders		$379.4		$310.2		$1,062.6		$1,059.3
Pre-Tax Acquisition-Related Expenses	$—		$1.3		$3.4		$4.1
Tax on Acquisition-Related Expenses	—		(0.4)		(0.9)		(1.0)
Net Acquisition-Related Expenses		—		0.9		2.5		3.1
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$24.7		$24.6		$77.3		$75.4
Tax on Acquisition-Related Intangible Amortization Expenses	(5.8)		(5.5)		(18.0)		(17.0)
Net Acquisition-Related Intangible Amortization Expenses		18.9		19.1		59.3		58.4
Impairment pursuant to the planned divestiture of MAKS		2.0		—		10.7		—
Pre-Tax Restructuring	$(1.0)		$—		$58.3		$—
Tax on Restructuring	0.3		—		(14.2)		—
Net Restructuring		(0.7)		—		44.1		—
Pre-Tax captive insurance company settlement	$15.5		$—		$15.5		$—
Tax on captive insurance company settlement	(3.8)		—		(3.8)		—
Net captive insurance company settlement		11.7		—		11.7		—
Tax charge pursuant to the planned divestiture of MAKS		—		—		15.0		—
Impact of U.S. Tax reform		—		(64.7)		—		(64.7)
Increase to non-U.S. UTPs		—		63.9		—		63.9
Adjusted Net Income		$411.3		$329.4		$1,205.9		$1,120.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Earnings per share attributable to Moody's common shareholders		$1.99		$1.59		$5.54		$5.45
Pre-Tax Acquisition-Related Expenses	$—		$0.01		$0.02		$0.02
Tax on Acquisition-Related Expenses	—		(0.01)		(0.01)		(0.01)
Net Acquisition-Related Expenses		—		—		0.01		0.01
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.13		$0.13		$0.40		$0.39
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		(0.03)		(0.09)		(0.09)
Net Acquisition-Related Intangible Amortization Expenses		0.09		0.10		0.31		0.30
Impairment pursuant to the planned divestiture of MAKS		0.01		—		0.06		—
Pre-Tax Restructuring	$(0.01)		$—		$0.30		$—
Tax on Restructuring	0.01		—		(0.07)		—
Net Restructuring		—		—		0.23		—
Pre-Tax captive insurance company settlement	$0.08		$—		$0.08		$—
Tax on captive insurance company settlement	(0.02)		—		(0.02)		—
Net captive insurance company settlement		0.06		—		0.06		—
Tax charge pursuant to the planned divestiture of MAKS		—		—		0.08		—
Impact of U.S. Tax reform		—		(0.33)		—		(0.33)
Increase to non-U.S. UTPs		—		0.33		—		0.33
Adjusted Diluted EPS		$2.15		$1.69		$6.29		$5.76
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

	Nine Months Ended September 30,
	2019	2018
Net cash flows provided by operating activities	$1,195.5	$1,084.6
Capital additions	(60.9)	(62.9)
Free Cash Flow	$1,134.6	$1,021.7
Net cash flows used in investing activities	$(149.5)	$(113.8)
Net cash flows used in financing activities	$(1,517.0)	$(980.2)
Recently Issued Accounting Standards
Refer to Note 22 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 20 "Contingencies” in this Form 10-Q.
Regulation
MIS and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries (including by state and local authorities). Thus, existing and proposed laws and regulations can impact the Company’s operations and the markets for securities that it rates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the issuance of credit ratings and may negatively impact Moody’s operations or profitability, the Company’s ability to compete, or result in changes in the demand for credit ratings, in the manner in which ratings are utilized and in the manner in which Moody’s operates.
The regulatory landscape has changed rapidly in recent years and continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for credit rating agencies registered as NRSROs. Among other things, the Reform Act requires the SEC to submit an annual report to Congress providing an overview of SEC activities with respect to NRSROs, and detailing the SEC’s views on the state of competition, transparency and conflicts of interests among NRSROs. The Dodd-Frank Act enhanced the SEC’s oversight of the regulation of NRSROs, and includes a requirement that the SEC publish an annual report summarizing the results of its annual examinations of NRSROs. To date, through a series of rulemakings, the SEC has implemented a number of Exchange Act provisions related to NRSROs. These include, for example, provisions addressing disclosure of data and assumptions underlying credit ratings, conflicts of interest with respect to sales and marketing practices, disclosure of performance statistics, application and disclosure of credit rating methodologies, analyst training and testing and consistent application of rating symbols and definitions. The Company has made and continues to make substantial IT and other investments, and has implemented the relevant compliance obligations.
In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS is a registered entity and is subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to use of credit ratings, independence and avoidance of conflicts of interest, conflicts of interest concerning investments in CRAs, CRA rotation, methodologies, models and key rating assumptions, use of multiple CRAs, outsourcing, disclosures, credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. In 2016, the European Commission published a report concluding that no new EU legislation was necessary at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In addition, from time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation and, annually, sets out its work program for the forthcoming year. During 2019, supervisory priorities included ratings quality, cybersecurity, Brexit and fees charged by CRAs. The 2020 work program identifies the rating process, methodology development and validation, governance and internal controls, including with respect to IT and information security. Policy priorities include assisting the European Commission in promoting sustainable finance in the field of CRAs. The European Commission was expected to provide a progress report in the third quarter of 2019 on its study into the merits of amending the CRA regulatory framework to mandate CRAs to explicitly integrate sustainability factors into their credit ratings, but this has been delayed.

Separately, on June 23, 2016, the U.K. voted to exit the EU and, subsequently, formally initiated the exit process by submitting its Article 50 letter to the EU, informing it of the U.K.’s intention to exit. The submission of this letter started the clock on the negotiation of the terms of exit, which originally was expected to take up to two years, but is taking longer. The longer-term impact of the decision to leave the EU on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the EU. In the interim, the EU CRA regulatory framework will remain in place and firms must continue to abide by their existing obligations with ESMA as the regulator of EU-registered CRAs. In the case of a U.K. withdrawal from the EU, legislation for CRAs under the supervision of the Financial Conduct Authority is expected to come into force in the U.K., that will substantially mirror EU CRA legislation. Key regulatory arrangements to allow CRAs to make their credit ratings available for regulatory use have been put in place by the relevant authorities in the U.K. and the EU and Moody’s has made the requisite filings to become registered in the U.K., when necessary.
In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and/or interpretation of existing regulation relating to credit rating and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. For example, governments may from time to time establish official CRAs or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of CRAs has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of Moody’s.

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company’s business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10- Q, including in the sections entitled “Contingencies” under Item 2 “MD&A”, commencing on page 51 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1 of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to uncertainty as companies transition away from LIBOR and the U.K.’s pending withdrawal from the EU; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Dodd-Frank Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Dodd-Frank Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2018, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2018:
Foreign exchange forwards designated as net investment hedges:
In the third quarter of 2019, the Company entered into a foreign exchange forward to exchange €485 million for $532 million. The purpose of this foreign exchange forward is to mitigate FX exposure related to a portion of the Company's euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $53 million unfavorable impact to the fair value of the forward contract recognized in OCI which would be offset by favorable currency translation gains on the Company's euro net investment in foreign subsidiaries.
Cross-currency swaps designated as net investment hedges:
In 2019, the Company entered into cross-currency swaps to exchange an aggregate amount of €1,079.1 million with corresponding EUR fixed interest rates for an aggregate amount of $1,220.0 million with corresponding USD fixed interest rates. Additionally, the Company entered into cross currency swaps to exchange an aggregate amount of €221.1 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $250.0 million with corresponding interest based on the floating 3-month USD LIBOR. Both types of swaps were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $142 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2019.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the Three Months Ended September 30, 2019

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	106,344	$200.91	103,189	$688.6	million
August 1- 31	202,937	$212.39	202,937	$645.5	million
September 1- 30	230,005	$214.67	227,905	$596.6	million
Total	539,286	$211.15	534,031
(1)Includes surrender to the Company of 3,155 and 2,100 shares of common stock in July and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. No shares of common stock were surrendered to the Company to satisfy tax withholding obligations in August.
(2)As of the last day of each of the months. On December 15, 2015, the Board authorized a $1.0 billion share repurchase program. Additionally, in October 2018, the Board authorized an additional $1.0 billion share repurchase program which commenced during the first quarter of 2019 following the completion of the 2015 repurchase program. There is no established expiration date for the remaining authorization.
During the third quarter of 2019, Moody’s issued 0.2 million shares under employee stock-based compensation plans.
Item 5. Other Information
Not applicable.

Item 6.    Exhibits

Exhibit No	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS

.1
Restated Certificate of Incorporation of Moody’s Corporation dated April 17, 2013 (incorporated by reference to Exhibit 3.4 to the Report on Form 8-K of the Registrant file number 1-14037, filed April 22, 2013).

.2
Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2013 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 22, 2013).

10	MATERIAL CONTRACTS

.1
Transition Agreement between the Company and Mark Almeida, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 25, 2019).

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

.2*
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Company has furnished this certification and does not intend for it to be considered filed under the Securities Exchange Act of 1934 or incorporated by reference into future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: October 31, 2019