Form 10-K
period 2019-12-31
MOODYS CORP /DE/
filed 2020-02-24
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
(ZIP CODE)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 553-0300.
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	TRADING SYMBOL(S)	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.01 per share	MCO	New York Stock Exchange
1.75% Senior Notes Due 2027	MCO 27	New York Stock Exchange
0.950% Senior Notes Due 2030	MCO 30	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2019 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $37.0 billion.
As of January 31, 2020, 187.4 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 21, 2020, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
MOODY'S 2019 10-K

MOODY’S CORPORATION

2     MOODY'S 2019 10-K

Exhibits filed Herewith
4.1	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.3.1.3	Second Amendment to the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017)
10.3.3.2	Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
10.3.4.3	Form of Performance Share Award Letter (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
10.3.5.2	Form of Restricted Stock Unit Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
10.10	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2018
21	SUBSIDIARIES OF THE REGISTRANT
23.1	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

MOODY'S 2019 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ABS Suite	Business acquired by the Company in October 2019 which includes a software platform used by issuers and trustees for administration of asset-backed and mortgage-backed securities programs

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

Board	The board of directors of the Company

BPS	Basis points

Brexit	The withdrawal of the United Kingdom from the European Union, effective January 31, 2020

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V.; a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk; part of the RD&A LOB and a reporting unit within the MA reportable segment

CCAR	Comprehensive Capital Analysis and Review; annual review by the Federal Reserve in the U.S. to ensure that financial institutions have sufficient capital in times of economic and financial stress and that they have robust, forward-looking capital-planning processes that account for their unique risks.

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

CCXI Gain	In the first quarter of 2017, as part of a strategic business realignment, CCXI issued additional capital to its majority shareholder in exchange for a ratings business wholly-owned by the majority shareholder and which has the right to rate a different class of debt instrument in the Chinese market. The capital issuance by CCXI in exchange for this ratings business diluted Moody’s ownership interest in CCXI to 30% of a larger business and resulted in a $60 million non-cash, non-taxable gain.

CECL	Current expected credit losses

4     MOODY'S 2019 10-K

TERM	DEFINITION

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; an asset class within SFG

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Content	A reporting unit within the MA segment that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2018 Facility.

CRAs	Credit rating agencies

D&B	Dun & Bradstreet

DBPPs	Defined benefit pension plans

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; an LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Financial Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

Four Twenty Seven	A provider of data, intelligence, and analysis related to physical climate risks; acquired by the Company in July 2019

MOODY'S 2019 10-K     5

TERM	DEFINITION

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

ICRA	ICRA Limited; a provider of credit ratings and research in India.

IASB	International Accounting Standards Board

IFRS	International Financial Reporting Standards

INR	Indian Rupee

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

Legacy Tax Matters	Exposures to certain potential tax liabilities assumed in connection with the Company’s spin-off from Dun & Bradstreet in 2000

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics—a reportable segment of MCO; provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs—RD&A, ERS and PS

Make Whole Amount	The prepayment penalty amount relating to certain Senior Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; part of the PS LOB and a reporting unit within the MA reportable segment; this business was divested in November 2019

MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services

MCO	Moody’s; Moody’s Corporation and its subsidiaries; the Company

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service—a reportable segment of MCO; consists of five LOBs—SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

NAV	Net asset value

6     MOODY'S 2019 10-K

TERM	DEFINITION

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New Lease Accounting Standard	Updates to the ASC pursuant to ASU No. 2016-02, “Leases (ASC Topic 842)”. This new accounting guidance requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows depend on classification as either a finance or operating lease

New D&B	The New D&B Corporation—comprises the D&B business after September 30, 2000

New Revenue Accounting Standard	Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

N/A	Not applicable

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC.

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, unrealized gains and losses on available for sale securities (in periods prior to January 1, 2018), certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Omega Performance	A provider of online credit training; acquired by the Company in August 2018

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Pri-2012	Private Retirement Plans Mortality Table published by the Society of Actuaries

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

PS	Professional Services, an LOB within MA consisting of MAKS and MALS that provides offshore analytical and research services as well as learning solutions and certification programs

Purchase Price Hedge	Foreign currency collars and forward contracts entered into by the Company to economically hedge the Bureau van Dijk euro denominated purchase price

Purchase Price Hedge Gain	Gain on foreign currency collars and forward contracts to economically hedge the Bureau van Dijk euro denominated purchase price

RD&A	Research, Data and Analytics; an LOB within MA that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Redeemable Non-controlling Interest	Represents minority shareholders' interest in entities which are controlled but not wholly-owned by Moody's and for which Moody's obligation to redeem the minority shareholders' interest is represented by a put/call relationship
MOODY'S 2019 10-K     7

TERM	DEFINITION

Reform Act	Credit Rating Agency Reform Act of 2006

Regulatory Data Corporation (RDC)	A global leader in risk and compliance intelligence; the Company acquired RDC in February 2020

REIT	Real Estate Investment Trust

Reis, Inc. (Reis)	A provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018; part of the RD&A LOB and a reporting unit within the MA reportable segment.

Relationship Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

RiskFirst	A company providing risk analytic solutions for the asset management and pension fund communities; acquired by the Company in July 2019

RMBS	Residential mortgage-backed securities; an asset class within SFG

ROU Asset	Assets recorded pursuant to the New Lease Accounting Standard which represent the Company’s right to use an underlying asset for the term of a lease

SaaS	Software-as-a-Service

SCDM	SCDM Financial, a leading provider of analytical tools for participants in securitization markets. Moody’s acquired SCDM’s structured finance data and analytics business in February 2017

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Settlement Charge	Charge of $864 million recorded in the fourth quarter of 2016 related to an agreement entered into on January 13, 2017 with the U.S. Department of Justice and the attorneys general of 21 U.S. states and the District of Columbia to resolve pending and potential civil claims related to credit ratings that MIS assigned to certain structured finance instruments in the financial crisis era

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SynTao Green Finance (STGF)	A provider of environmental, social and governance data and analytics based in and serving China; a minority stake was acquired by the Company in October 2019

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

8     MOODY'S 2019 10-K

TERM	DEFINITION

UTPs	Uncertain tax positions

WACC	Weighted Average Cost of Capital

2010 Senior Notes	Principal amount of $500 million, 5.50% senior unsecured notes, repaid in 2019

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022

2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024

2014 Senior Notes (5-Year)	Principal amount of $450 million, 2.75% senior unsecured notes, repaid in 2019

2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.25% senior unsecured notes due January 15, 2028

2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021

2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes due June 7, 2021

2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

2019 Senior Notes	Principal amount of €750 million, 0.950% senior unsecured notes due in February 25, 2030

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

MOODY'S 2019 10-K     9

PART I

ITEM 1. BUSINESS
BACKGROUND
As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.
THE COMPANY
Company Overview
Moody’s is a provider of (i) credit ratings and assessment services; (ii) credit, capital markets and economic research, data and analytical tools; (iii) software solutions that support financial risk management activities; (iv) quantitatively derived credit scores; (v) learning solutions and certification services; (vi) offshore financial research and analytical services (this business was divested with the sale of the MAKS in the fourth quarter of 2019); and (vii) company information and business intelligence products. Moody’s reports in two reportable segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses and operating income, are included in Part II, Item 8. Financial Statements of this annual report, and are herein incorporated by reference.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations and the entities that issue such obligations in markets worldwide, including various corporate and governmental obligations, structured finance securities and commercial paper programs. Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. MIS provides ratings in more than 130 countries. Ratings are disseminated via press releases to the public through a variety of print and electronic media, including the internet and real-time information systems widely used by securities traders and investors. As of December 31, 2019, MIS had the following ratings relationships:
–Approximately 4,900 rated non-financial corporate issuers;
–Approximately 4,100 rated financial institutions issuers;
–Approximately 17,200 rated public finance issuers (including sovereign, sub-sovereign and supranational issuers);
–Approximately 9,500 rated structured finance transactions; and
–Approximately 1,000 rated infrastructure and project finance issuers.
MIS earns revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region as well as revenue from ICRA non-rating operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MA provides financial intelligence and analytical tools to assist businesses in making decisions. MA’s portfolio of solutions consists of specialized research, data, software, and professional services, which are assembled to support the financial analysis and risk management activities of institutional customers worldwide. MA customers represent more than 11,000 institutions worldwide operating in over 155 countries. During 2019, Moody’s research website was accessed by over 306,000 individuals including 41,000 customer users.
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
The CSR Council, chaired by President and CEO Raymond W. McDaniel, Jr. and comprised of members of the management team, evaluates the Company’s CSR progress and generates recommendations on its CSR strategy. The CSR Working Group, comprised of senior executives, is then charged with implementing the Company’s CSR strategy. In addition, the Company’s Board of Directors oversees sustainability matters, with assistance from the Governance & Nominating Committee, as part of its oversight of management and the Company’s overall strategy. For more information on Moody’s approach to CSR, see moodys.com/csr. The content of this website is not incorporated by reference herein.
10     MOODY'S 2019 10-K

Sustainability
Moody’s advances sustainability by considering Environmental, Social, and Governance (ESG) factors throughout its operations and two business segments. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include following the policies of recognized sustainability and corporate social responsibility parties that develop standards or frameworks and/or evaluate and assess performance, including Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB). Moody’s sustainability-related achievements in 2019 included the following: (i) Moody’s began reporting using recommendations from SASB; (ii) the Company became a signatory to the Principles for Responsible Investment; (iii) it joined the United Nations Global Compact; and (iv) it issued its second annual report on how the Company has implemented the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD).
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
Moody’s growth is influenced by a number of trends that impact financial information markets including:
–Health of the world’s major economies;
–Debt capital markets activity;
–Disintermediation of credit markets;
–Fiscal and monetary policy of governments; and
–Business investment spending, including mergers and acquisitions.
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
Growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including interest rates, business investment spending, corporate refinancing needs, merger and acquisition activity, issuer profits, consumer borrowing levels and securitization activity. Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. MIS’s results can be affected by factors such as the performance and prospects for growth of the major world economies, the fiscal and monetary policies pursued by their governments, and the decisions of issuers to request MIS ratings to aid investors in their investment decisions. However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank deposit ratings, insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets. Furthermore, the strong growth seen in the issuance of structured finance securities from the mid-1990’s reversed dramatically in 2008 due to market turmoil, before stabilizing in 2011. Despite significant declines from peak market issuance levels, Moody’s believes that structured finance securities will continue to play a role in global fixed-income markets and provide opportunities for long-term revenue growth.
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
MOODY'S 2019 10-K     11

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
In the aftermath of the global financial crisis, banking, insurance and capital markets authorities promulgated a wide range of new regulations to restore stability and confidence in financial institutions under their oversight. Programs such as Basel III, Solvency II, and CCAR — among many others — prompted banks, insurers, securities dealers, and asset managers to invest in more robust risk management practices and systems. Many of these investments drew on expertise and tools offered by MA, resulting in strong revenue growth in the post-crisis period. As banking and capital markets stabilized, and with financial institutions better capitalized, regulatory-driven demand for certain MA products has moderated, while in other areas (e.g., anti-money laundering (AML) and know-your-customer (KYC) compliance) regulatory-driven demand for data and solutions remains strong. We expect MA products and services that improve efficiencies, provide business insights and enable compliance with financial regulation, including AML, KYC, and accounting standards, will continue to be adopted by institutions worldwide. Finally, in order to respond to other sources of demand and drive growth, MA is actively investing in new products, including enhanced data sets and improved delivery methods (e.g., software-as-a-service). These efforts should support broader distribution of MA’s capabilities, deepen relationships with existing customers and drive new customer acquisition.
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
In addition to S&P, MIS’s competitors in the U.S. include Fitch Ratings, A.M. Best Company, Kroll Bond Rating Agency Inc., and Morningstar Inc. In Europe, there are approximately 40 companies currently registered with ESMA, which include both purely domestic European CRAs and International CRAs such as S&P and Fitch. There are additional competitors in other regions and countries, some of which are global entities and compete across regions and asset classes, while others focus on particular asset classes and regions.
MA competes broadly in the financial information industry against diversified competitors such as Refinitiv, Bloomberg, S&P Global Market Intelligence, Fitch Solutions, D&B, SS&C Technologies, Wolters Kluwer, Fidelity National Information Services, SAS, Fiserv, MSCI and IHS Markit among others. MA’s main competitors within RD&A include S&P Global Market Intelligence, CreditSights, Refinitiv, Intex, IHS Markit, BlackRock Solutions, FactSet and other providers of fixed income analytics, valuations, economic data and research. In ERS, MA faces competition from both large software providers such as SS&C Technologies, Fidelity National Information Services, SAS, Oracle, Finastra, Oliver Wyman, Verisk Analytics and various other vendors and in-house solutions. Within Professional Services, MA competes with a host of financial training and education firms.
MOODY’S STRATEGY
Moody’s corporate mission is to be the world’s most respected authority serving financial risk-sensitive markets. The key aspects to implement this strategy are to:
–Defend and enhance the core ratings and research business of MIS;
–Build MA’s position as a leading provider of data, analytics and risk management solutions to financial institutions, corporations, and governmental authorities; and
–Invest in strategic growth opportunities.
12     MOODY'S 2019 10-K

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
Moody’s invests in initiatives to implement the Company’s strategy, including internally led organic development and targeted acquisitions. Example initiatives include:
–Enhancements to ratings quality and product extensions;
–Investments that extend ownership and participation in joint ventures and strategic alliances;
–New products, services, content (e.g., non-credit risk assessments such as ESG and cybersecurity risk) and technology capabilities to meet customer demands;
–Selective bolt-on acquisitions that accelerate the ability to scale and grow Moody’s businesses; and
–Expansion in emerging markets.
During 2019, Moody’s continued to invest in and acquire complementary businesses in MIS and MA as further described below:
–In April 2019, Moody’s acquired a majority stake in Vigeo Eiris, a provider of Environmental, Social and Governance (ESG) research, data and assessments. The acquisition furthers Moody’s objective of promoting global standards for ESG for use by market participants;
–In June 2019, Moody’s formed a joint venture with Team8, a cybersecurity think tank and company creation platform, to establish a global standard for evaluating and assessing cyber risk for enterprises. The joint venture builds on Moody’s investments and initiatives in cybersecurity and emerging technologies, including its 2018 strategic investment in Team8;
–In July 2019, Moody’s acquired a majority stake in Four Twenty Seven, Inc., a provider of data, intelligence, and analysis related to physical climate risks. This further complements Moody’s ESG research, data and assessment capabilities and its majority acquisition of Vigeo Eiris;
–Also in July 2019, Moody’s acquired RiskFirst, a provider of risk analytic solutions for the asset management and pension fund communities. The acquisition positions MA to extend its range of market-leading risk solutions to the institutional buy-side;
–In October 2019, Moody’s acquired the ABS Suite business from Deloitte & Touche LLP. ABS Suite is a software platform used by issuers and trustees for the administration of asset-backed and mortgage-backed securities programs. The transaction strengthens MA’s position as a leading provider of structured finance solutions;
–Also in October 2019, Moody’s acquired a minority stake in SynTao Green Finance, a provider of ESG data and analytics based in and serving China. The investment strengthens Moody’s presence and engagement in China and its financial markets, with a focus on supporting long-term, sustainable growth and contributing to the healthy development of ESG markets. It also complements the acquisitions of majority stakes in Vigeo Eiris and Four Twenty Seven, Inc.
Additionally, in November 2019, Moody’s completed the sale of Moody’s Analytics Knowledge Services (MAKS), a provider of offshore research and analytic services to the global financial and corporate sectors. Moody’s made the decision to divest the MAKS business given increasing strategic focus on providing its customers with financial intelligence and analytical tools and as a service business, MAKS was increasingly less relevant in this regard.
REGULATION
MIS and many of the securities that it rates are subject to extensive regulation in both the U.S. and in other countries (including by state and local authorities). Existing and proposed laws and regulations can impact the Company’s operations and the markets for securities that it rates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for credit ratings, in the manner in which credit ratings are utilized and in the manner in which the Company operates.
MOODY'S 2019 10-K     13

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
In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS’ EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to use of credit ratings, independence and avoidance of conflicts of interest, conflicts of interest concerning investments in CRAs, CRA rotation, methodologies, models and key rating assumptions, use of multiple CRAs, outsourcing, disclosures, credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation and, annually, sets out its work program for the forthcoming year. During 2019, supervisory priorities included credit ratings quality, cybersecurity, Brexit and fees charged by CRAs. In 2019, ESMA updated guidelines, issued new guidelines and published an update to its thematic report on its observations of CRA fee practices. ESMA’s 2020 work program includes the credit rating process, methodology development and validation, governance and internal controls, including with respect to IT and information security where ESMA is expected to publish cloud guidelines in Q1. Policy priorities include assisting the European Commission in promoting sustainable finance in the field of CRAs.
In 2016, the European Commission published a report concluding that no new EU legislation was necessary at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. The European Commission is expected to publish a report in Q1 2020 on CRAs and the integration of sustainability factors into their credit rating opinions and in Q2 on Sustainability Research and Ratings. Furthermore, new proposals on data are expected from the European Commission in 2020 which may have a direct or indirect impact on the Company.
Separately, on June 23, 2016, the U.K. voted to exit the E.U. and on January 31, 2020 formally left the E.U. There is now a transition period of 11 months until December 31, 2020 when most EU law will remain applicable in the U.K.. The longer-term impact of the decision to leave the E.U. on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the E.U. During the transition period, the E.U. CRA regulatory framework will remain in place in the U.K. and firms must continue to abide by their existing obligations with ESMA as the regulator of EU-registered CRAs. It is expected that from the start of 2021, legislation for CRAs under the supervision of the Financial Conduct Authority will come into force in the U.K.
In light of the regulations that have gone into effect in both the E.U. and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have and will continue to publish reports that describe their oversight activities over the industry. In addition, other legislation and/or interpretation of existing regulation relating to the Company’s operations, including credit rating, ancillary and research services is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. For example, governments may from time to time establish official CRAs or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of CRAs has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of the Company.
INTELLECTUAL PROPERTY
Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to proprietary information, trademarks, research, publications, software tools and applications, models and methodologies, databases, domain names, and other proprietary materials that, in the aggregate, are of material importance to Moody’s business. Management of Moody’s believes that each of the trademarks and related corporate names, marks and logos relating to its businesses, including those containing the term “Moody’s”, are of material importance to the Company.
14     MOODY'S 2019 10-K

The Company, primarily through MA and its subsidiaries, licenses certain of its databases, software applications, credit risk models, training courses in credit risk and capital markets, research and other publications and services that contain intellectual property to its customers. These licenses are provided pursuant to standard fee-bearing agreements containing customary restrictions and intellectual property protections.
In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. Specifically, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data, default data, and security identifiers) as well as software development tools and libraries. In addition, the Company’s Bureau van Dijk business obtains from third party information providers certain financial, credit risk, compliance, management, ownership and other data on companies worldwide, which Bureau van Dijk distributes through its company information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open source software and libraries for internal use and subject to appropriately permissive open source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and certain company financial data in selected geographic markets) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.
The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its affiliates. The Company owns three patents. None of the Company's intellectual property is subject to a specific expiration date, except to the extent that the patents and the copyright in items that the Company creates (such as credit reports, research, software, and other written opinions) expire pursuant to relevant law.
The Company considers its intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual safeguards for protection. Moody’s also pursues instances of third-party infringement of its intellectual property in order to protect the Company’s rights.
EMPLOYEES
As of December 31, 2019 the number of full-time equivalent employees of Moody’s was approximately 11,000.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name, Age and Position	Biographical Data

Robert Fauber, 49 Executive Vice President and Chief Operating Officer
Mr. Fauber has served as the Company’s Chief Operating Officer since November 2019. Mr. Fauber served as President of Moody’s Investors Service, Inc. from June 1, 2016 to October 31, 2019, as Senior Vice President—Corporate & Commercial Development of Moody’s Corporation from April 2014 to May 31, 2016, and was Head of the MIS Commercial Group from January 2013 to May 31, 2016. From April 2009 through April 2014, he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President—Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup and its investment banking subsidiary Salomon Smith Barney from 1999 to 2005. From 1992 to 1996, Mr. Fauber worked at NationsBank (now Bank of America) in the middle market commercial banking group.

John J. Goggins, 59 Executive Vice President and General Counsel	Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel.

Melanie Hughes, 57 Senior Vice President and Chief Human Resources Officer	Ms. Hughes has served as the Company’s Senior Vice President—Chief Human Resources Officer since September 2017. Prior to joining the Company, Ms. Hughes was Chief Human Resource Officer and Executive Vice President, Human Resources at American Eagle Outfitters from July 2016 to September 2017 and served as Executive Vice President, Human Resources at Tribune Media from May 2013 to June 2016. She has held several senior management roles for many different companies such as Coach, Gilt Group, DoubleClick and UBS Warburg.

MOODY'S 2019 10-K     15

Name, Age and Position	Biographical Data
Mark Kaye, 40 Senior Vice President and Chief Financial Officer	Mr. Kaye has served as the Company’s Senior Vice President—Chief Financial Officer since August 2018. Prior to joining the Company, Mr. Kaye was Senior Vice President and Head of Financial Planning and Analysis at Massachusetts Mutual Life Insurance Company (MassMutual) since February 2016, and Chief Financial Officer of MassMutual U.S. since July 2015. Prior to that, Mr. Kaye served as Chief Financial Officer and Senior Vice President, Retirement Solutions, at Voya Financial from 2011 to 2015. Mr. Kaye previously held various senior financial and risk reporting positions at ING U.S. and ING Group, and was in the investment banking division of Credit Suisse First Boston.

Raymond W. McDaniel, Jr.,62 President and Chief Executive Officer	Mr. McDaniel has served as the Company’s President and Chief Executive Officer since April 2012, and served as the Chairman and Chief Executive Officer from April 2005 until April 2012. He currently serves on the Executive Committee of the Board of Directors. Mr. McDaniel served as the Company’s President from October 2004 until April 2005 and the Company’s Chief Operating Officer from January 2004 until April 2005. He has served as Chief Executive Officer of Moody’s Investors Service, Inc. since October 2007. He held the additional titles of President from November 2001 to August 2007 and December 2008 to November 2010 and Chairman from October 2007 until June 2015. Mr. McDaniel served as the Company’s Executive Vice President from April 2003 to January 2004, and as Senior Vice President, Global Ratings and Research from November 2000 until April 2003. He served as Senior Managing Director, Global Ratings and Research, of Moody’s Investors Service, Inc. from November 2000 until November 2001 and as Managing Director, International from 1996 to November 2000. Mr. McDaniel currently is a director of John Wiley & Sons, Inc. (2005-present) and a member of the Board of Trustees of Muhlenberg College (2015-present).

Caroline Sullivan, 51 Senior Vice President and Corporate Controller	Ms. Sullivan has served as the Company’s Senior Vice President—Corporate Controller since December 2018. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions including Controller and was Chief Financial Officer for the Latin America region from 2014 to 2015. From 2011 to 2013, she served as the Legal Entity Controller for the bank’s main broker dealer and other Merrill Lynch entities. Ms. Sullivan previously held various senior positions at several banks and a major accounting firm, and is a member of the American Institute of Certified Public Accountants.
Stephen Tulenko, 52 President, Moody’s Analytics	Mr. Tulenko has served as President of Moody’s Analytics since November 2019. Mr. Tulenko served as Executive Director of Enterprise Risk Solutions from 2013 to October 2019 and as Executive Director of Global Sales, Customer Service and Marketing from 2008 to 2013. Prior to the formation of Moody’s Analytics, he held various sales, product development and product strategy roles at Moody’s Investors Service, Inc. Mr. Tulenko joined Moody’s in 1990.
Michael West, 51 President, Moody’s Investors Service
Mr. West has served as President of Moody’s Investors Service, Inc. since November 2019. Mr. West served as Managing Director—Head of MIS Ratings and Research from June 2016 to October 2019. Previously, Mr. West served as Managing Director—Head of Global Structured Finance from February 2014 to May 2016 and Managing Director—Head of Global Corporate Finance from January 2010 to January 2014. Earlier in his career, he was also responsible for the research strategy for the ratings businesses and before that led Corporate Finance for the EMEA Region, European Corporates and the EMEA leveraged finance business. Prior to joining Moody’s in 1998, Mr. West worked at Bank of America and HSBC in various credit roles.

16     MOODY'S 2019 10-K

ITEM 1A.  RISK FACTORS
Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in the Company’s securities risky and provide important information for the understanding of the “forward-looking” statements discussed in Item 7 of this Form 10-K and elsewhere. These risk factors should be read in conjunction with the other information in this annual report on Form 10-K.
The events and consequences discussed in these risk factors could, in circumstances the Company may not be able to accurately predict, recognize, or control, have a material adverse effect on Moody’s business, financial condition, operating results (including components of the Company’s financial results such as sales and profits), cash flows and stock price. These risk factors do not identify all risks that Moody’s faces. The Company could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks. In addition, the global economic climate amplifies many of these risks.
A.Legal and Regulatory Risks
Moody’s Faces Risks Related to U.S. Laws and Regulations Affecting the Credit Rating Industry and Moody’s Customers.
Moody’s operates in a highly regulated industry and is subject to extensive regulation by federal, state and local authorities in the U.S., including the Reform Act and the Financial Reform Act. These regulations are complex, continually evolving and have tended to become more stringent over time. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information. These laws and regulations:
–seek to encourage, and may result in, increased competition among rating agencies and in the credit rating business;
–may result in alternatives to credit ratings or changes in the pricing of credit ratings;
–restrict the use of information in the development or maintenance of credit ratings;
–increase regulatory oversight of the credit markets and CRA operations;
–provide for direct jurisdiction of the SEC over CRAs that seek NRSRO status, and grant authority to the SEC to inspect the operations of CRAs; and
–authorize the adoption of enhanced oversight standards and new pleading standards, which may result in increases in the number of legal proceedings claiming liability for losses suffered by investors on rated securities and aggregate legal defense costs.
If these laws and regulations, and any future rulemaking or court rulings, reduce demand for credit ratings or increase costs, Moody’s may be unable to pass such costs through to customers. In addition, there may be uncertainty over the scope, interpretation and administration of such laws and regulations. The Company’s compliance and efforts to mitigate the risk of fines, penalties or other sanctions can result in significant expenses. Legal proceedings that are increasingly lengthy can result in uncertainty over and exposure to liability.
It is difficult to accurately assess the future impact of legislative and regulatory requirements on Moody’s business and its customers’ businesses. For example, new laws and regulations may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for rating agencies. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may negatively affect Moody’s stock price. Although these legislative and regulatory initiatives apply to rating agencies and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and can have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
MOODY'S 2019 10-K     17

In addition, MA derives a significant amount of its sales in the ERS and Professional Services LOBs from banks and other financial services providers who are subject to regulatory oversight. U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Board, as well as many state agencies have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.
Moody’s Faces Risks Related to Financial Reforms Outside the U.S. Affecting the Credit Rating Industry and Moody’s Customers.
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
In addition, regulators in Europe and other foreign markets in which MA is active have issued guidance similar to that issued in the U.S. relating to financial institutions’ assessment and management of risks associated with third-party relationships. Such guidelines include the European Banking Authority’s Guidelines on Outsourcing which became effective on September 30, 2019. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.
The EU and other jurisdictions engage in rulemaking on an ongoing basis that could significantly impact operations or the markets for Moody’s products and services, including regulations extending to products and services not currently regulated and regulations affecting the need for debt securities to be rated, expansion of supervisory remit to include non-EU ratings used for regulatory purposes, increasing the level of competition in the market for credit ratings, establishing criteria for credit ratings or limiting the entities authorized to provide credit ratings, regulation of pricing (such that fees that are based on costs and are non-discriminatory) on activities provided by MA such as the distribution of ratings and research, and laws and regulations related to collection, use, accuracy, correction and sharing of personal information by CRAs. Additionally, as of the date of the filing of this annual report on Form 10-K, there remains uncertainty regarding the impact that Brexit will have on the credit rating industry within the U.K., the EU and other jurisdictions. Although Moody’s will monitor these developments, Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.
18     MOODY'S 2019 10-K

The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries Related to Rating Opinions and Other Business Practices.
Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries related to MIS’s ratings actions, as well as other business practices and products. If the market value of credit-dependent instruments declines or defaults, whether as a result of difficult economic times, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s faces could increase significantly. Parties who invest in securities rated by MIS may pursue claims against MIS or Moody’s for losses they face in their portfolios. Moody’s has faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the financial crisis of 2007-2008. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
Additionally, as litigation or the process to resolve pending matters progresses, Moody’s will continue to review the latest information available and may change its accounting estimates, which could require Moody’s to record or increase liabilities in the consolidated financial statements in future periods. See Note 22 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that have a material adverse effect on its business, operating results and financial condition.
The Company Is Exposed to Risks Related to Its Compliance and Risk Management Programs.
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
Moody’s Faces Risks Related to Protecting Its Intellectual Property Rights.
Moody’s considers many aspects of its products and services to be proprietary. Failure to protect the Company’s intellectual property adequately could harm its reputation and affect the Company’s ability to compete effectively. Businesses the Company acquires also involve intellectual property portfolios, which increase the challenges the Company faces in protecting its strategic advantage. In addition, the Company’s operating results can be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. On January 6, 2015, a rule with direct relevance to the CRA industry was published in the Official Journal of the European Union regarding the types of information that CRAs are to provide about certain ratings (those that were paid for by issuers) for publication on a central website administered by ESMA (the European Ratings Platform). This rule directly relates to the Company’s intellectual property as it requires that the Company provide proprietary information at no cost that the Company currently sells, which could result in lost revenue. ESMA launched the European Rating Platform for public use on December 1, 2016.
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
MOODY'S 2019 10-K     19

Moody’s Faces Risks Related to Tax Matters, Including Changes in Tax Rates or Tax Rules.
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
B. Risks Relating to Our Business
The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.
Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere, including in Latin America or China, affects the number of securities offerings undertaken within those particular areas. In addition to the risks addressed elsewhere in this section, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:
–exposure to exchange rate movements between foreign currencies and USD;
–restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;
–U.S. laws affecting overseas operations, including domestic and foreign export and import restrictions, tariffs and other trade barriers and restrictions, such as those related to the U.S.’s relationship with China and embargoes and sanctions laws with respect to Russia and Venezuela;
–differing and potentially conflicting legal or civil liability, compliance and regulatory standards, including as a result of Brexit;
–uncertainty about the future relationship between the U.K. and the EU;
–current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;
–uncertain and evolving laws and regulations, including those applicable to the financial services industries, such as the European Union’s implementation of the Markets in Financial Instruments Directive II, MiFID II, in January 2018, and to the protection of intellectual property;
–the transition away from LIBOR to the Secured Overnight Financing Rate, SOFR, as a benchmark reference for short-term interests;
–economic, political and geopolitical market conditions, including the effect of these conditions on customers and customer retention;
20     MOODY'S 2019 10-K

–the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;
–competition with local rating agencies that have greater familiarity, longer operating histories and/or support from local governments or other institutions;
–uncertainties in obtaining data and creating products and services relevant to particular geographic markets;
–reduced protection for intellectual property rights;
–longer payment cycles and possible problems in collecting receivables;
–differing accounting principles and standards;
–difficulties in staffing and managing foreign operations, including the expected relocation and/or restaffing of employees due to Brexit;
–difficulties and delays in translating documentation into foreign languages; and
–potentially adverse tax consequences.
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other anti-bribery and anti-corruption laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that the Company has violated anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
Moody’s Operations are Exposed to Risks from Infrastructure Malfunctions or Failures.
Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, major cities worldwide in which Moody’s has offices, and locations in China used for certain Moody’s work. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and the Company’s extensive controls to reduce the risk of error inherent in our operations cannot eliminate such risk completely. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, weather (including climate change), natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, pandemic, war or otherwise, may impair the Company’s ability to deliver its products and services.
Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company relies on third-party providers, including, increasingly, cloud-based service providers, to provide certain essential services. While the Company believes that such providers are reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fails to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers, the Company could experience lower revenues and higher costs. Additionally, although the Company maintains processes to prevent, detect and recover from a disruption, the Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with Moody’s customers will suffer. The Company cannot predict with certainty all of the adverse effects that could result from the Company’s failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its reputation, business, operating results and financial condition.
MOODY'S 2019 10-K     21

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets, Asset Levels and Flows into Investment Levels and Changes in Interest Rates and Other Volatility in the Financial Markets Can Negatively Impact the Nature and Economics of the Company’s Business.
Moody’s business is impacted by general economic conditions and volatility in the U.S. and world financial markets. Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Market disruptions and economic slowdown and uncertainty have in the past, and may in the future, negatively impacted the volume of debt securities issued in global capital markets and the demand for credit ratings. Changes to U.S. tax laws and policy can negatively affect the volume of debt securities issued in the U.S. For example, the Tax Act limits deductibility on interest payments and significantly reduces the tax cost associated with the repatriation of cash held outside the U.S., both of which could negatively affect the volume of debt securities issued. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.
Economic and government factors such as a long-term continuation of difficult economic conditions, a re-emergence of the sovereign debt crisis in Europe, the ultimate impact of Brexit and current uncertainty in various other jurisdictions, may have an adverse impact on the Company’s business. Future debt issuances also could be negatively affected by increases in interest rates, widening credit spreads, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results and financial condition.
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
The Company Faces Increased Pricing Pressure from Competitors and/or Customers.
There is price competition in the credit rating, research, credit risk management markets, research and analytical services and financial training and certification services. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, a challenging business environment and consolidation among customers, particularly those involved in structured finance products, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Weak economic growth intensifies competitive pricing pressures and can result in customers’ use of free or lower-cost information that is available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it can lose market share when its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services will have a material adverse impact on its business, operating results and financial condition.
The Company is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process and its implementation with respect to one or more securities and intentional, poor representation of our products and services by our partners or agents or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
22     MOODY'S 2019 10-K

The Introduction of Competing Products or Technologies by Other Companies Can Negatively Impact the Nature and Economics of the Company’s Business.
The markets for credit ratings, research, credit risk management services, research and analytical services and financial training and certification services are highly competitive and characterized by rapid technological change, changes in customer demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products and technologies that anticipate customers’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which it does business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
Moody’s Is Exposed to Risks Related to Loss of Key Employees and Related Compensation Cost Pressures.
Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced financial analysts and other professionals. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. Additionally, relocation and/or restaffing of employees due to Brexit could adversely affect our ability to attract and retain talent for our European operations. There is a risk that even when the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed.
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
MOODY'S 2019 10-K     23

In August 2017, Moody’s acquired Bureau van Dijk for $3,542 million. The anticipated synergies of the Bureau van Dijk acquisition, as well as other completed transactions, may not be fully realized due to a variety of factors. Any strategic transaction involves a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; future developments that impair the value of purchased goodwill or intangible assets; diversion of management’s focus from other business operations; failure to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies; challenges retaining the customers of the acquired business; coordination of product, sales, marketing and program and systems management functions; integration of employees from the acquired business into Moody’s organization; integration of the acquired business’s accounting, information technology, human resources, legal and other administrative systems with Moody’s; risks that acquired systems expose us to cybersecurity risks; and for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries. The anticipated benefits from an acquisition or other strategic transaction may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.
At December 31, 2019, Moody’s had $3,722 million of goodwill and $1,498 million of intangible assets on its balance sheet, both of which increased significantly due to the acquisition of Bureau van Dijk in 2017. Approximately 92% of the goodwill and intangible assets reside in the MA business, including those related to Bureau van Dijk, and are allocated to the five reporting units within MA: Content; ERS; MALS; Bureau van Dijk; and Reis. The remaining 8% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
C. Technology Risks
The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third party vendors. The cyber risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business, employees or customers), as well as sensitive personally identifiable information (PII), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Further, the Company may be exposed to additional cyber threats as the Company migrates its data from legacy systems to cloud-based solutions, and increased dependence on third parties to store cloud-based data subjects the Company to further cyber risks.
The Company has invested and continues to invest in risk management and information security measures in order to protect its systems and data, including employee training, disaster plans, and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from data breaches and system disruptions. Further, the extent of a particular cybersecurity incident and the steps needed to investigate may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident, including the extent of the harm and how best to remediate it, is known. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers. Any material breaches of cybersecurity, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, or media reports of perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could cause the Company to experience reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company.
24     MOODY'S 2019 10-K

Any of the foregoing may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company is Exposed to Risks Related Protection of Confidential Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of the CCPA potentially are significant, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses. All of these evolving compliance and operational requirements have required changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders. the cessation of existing business practices, and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
The Company Is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, Cloud and Network Infrastructure (Together, “Third Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.
Moody’s relies on Third Party Technology in connection with its product development and offerings and operations. The Company depends on the ability of Third Party Technology providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, and respond to emerging industry standards and other technological changes. The Third Party Technology Moody’s uses can become obsolete or restrictive, incompatible with future versions of the Company’s products, unavailable or fail to operate effectively, and Moody’s business could be adversely affected when the Company is unable to timely or effectively replace such Third Party Technology. The Company also monitors its use of Third Party Technology to comply with applicable license and other contractual requirements. Despite the Company’s efforts, the Company cannot ensure that such third parties will permit Moody’s use in the future, resulting in increased Third Party Technology acquisition costs and loss of rights. In addition, the Company’s operating costs could increase if license or other usage fees for Third Party Technology increase or the efforts to incorporate enhancements to Third Party Technology are substantial. Some of these third-party suppliers are also Moody’s competitors, increasing the risks noted above. When any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.

MOODY'S 2019 10-K     25

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2019, Moody’s operations were conducted from 25 U.S. offices and 114 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.  LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 –“Financial Statements”, Note 22 “Contingencies” in this Form 10-K.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
26     MOODY'S 2019 10-K

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	269,922	$211.45	267,621	$540 million
November 1- 30	434,096	$220.21	433,208	$445 million
December 1- 31	477,686	$232.83	475,447	$1,334 million
Total	1,181,704	$223.32	1,176,276
(1)Includes surrender to the Company of 2,301, 888 and 2,239 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On December 15, 2015, the Board authorized a $1 billion share repurchase program which was fully utilized during 2019. On October 22, 2018, the Board approved an additional $1 billion for the share repurchase program, which at December 31, 2019 had approximately $334 million of remaining authority. On December 16, 2019, the Board approved an additional $1 billion for the share repurchase program, which may commence following the completion of the existing program. There is no established expiration date for the remaining authorization.
During the fourth quarter of 2019, Moody’s issued 0.1 million shares under employee stock-based compensation plans.
COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2020 was 1,801. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2019, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,277,981	(1)	$93.51	18,297,931	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	4,277,981		$93.51	18,297,931
(1)Includes 3,394,705 options and unvested restricted shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan and 9,766 unvested restricted shares outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 873,510 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout at 225% of the target award for performance shares granted in 2017 and the maximum payout of 200% of the target award for performance shares granted in 2018 and 2019. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 415,754.
(2)Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 14,724,774 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 8,552,689 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 893,602 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 2,679,555 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY'S 2019 10-K     27

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Composite Index and the Russell 3000 Financial Services Index. Both of the aforementioned indexes are easily accessible to the Company’s shareholders in newspapers, the internet and other readily available sources for purposes of the following graph.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2014. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 163% during the performance period as compared with a total return during the same period of 74% for both the Russell 3000 Financial Services Index and the S&P 500 Composite Index.
Comparison of Cumulative Total Return
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the S&P 500 Index
and the Russell 3000 Financial Services Index

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
Moody’s Corporation	$100.00	$106.09	$101.22	$160.45	$153.86	$263.49
S&P 500 Composite Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Russell 3000—Financial Services Index	$100.00	$100.68	$118.77	$142.45	$130.56	$173.54

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
28     MOODY'S 2019 10-K

ITEM 6.  SELECTED FINANCIAL DATA
The Company’s selected consolidated financial data should be read in conjunction with Item 7. “MD&A” and the Moody’s Corporation consolidated financial statements and notes thereto.

	Year Ended December 31,
amounts in millions, except per share data	2019	2018	2017	2016	2015
Results of operations
Revenue	$4,829	$4,443	$4,204	$3,604	$3,485
Expenses
Operating and SG&A Expenses (1)	2,554	2,326	2,202	1,950	1,880
Restructuring	60	49	—	12	—
Depreciation and amortization	200	192	158	127	114
Acquisition-Related Expenses	3	8	23	—	—
Settlement Charge	—	—	—	864	—
Loss pursuant to the divestiture of MAKS	14	—	—	—	—
Total Expenses	2,831	2,575	2,383	2,953	1,994
Operating income(2)	1,998	1,868	1,821	651	1,491
Non-operating (expense) income, net (3)(1)	(188)	(196)	(34)	(94)	(112)
Income before provision for income taxes (2)	1,810	1,672	1,787	557	1,379
Provision for income taxes (4)	381	352	779	282	430
Net income (2) (5)	1,429	1,320	1,008	275	949
Less: Net income attributable to noncontrolling interests	7	10	7	9	8
Net income attributable to Moody’s (2)(5)	$1,422	$1,310	$1,001	$266	$941
Earnings per share
Basic (2) (5)	$7.51	$6.84	$5.24	$1.38	$4.70
Diluted (2) (5)	$7.42	$6.74	$5.15	$1.36	$4.63
Weighted average shares outstanding
Basic	189.3	191.6	191.1	192.7	200.1
Diluted	191.6	194.4	194.2	195.4	203.4
Dividends declared per share	$2.00	$1.76	$1.14	$1.49	$1.39
Operating margin (2)	41.4%	42.0%	43.3%	18.1%	42.8%
Operating Cash Flow (6)	$1,675	$1,461	$755	$1,259	$1,198

	December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total assets	$10,265	$9,526	$8,594	$5,327	$5,103
Long-term debt	$5,581	$5,226	$5,111	$3,063	$3,381
Operating lease liabilities, long-term	$485	$—	$—	$—	$—
Total shareholders’ equity (deficit)	$831	$656	$(115)	$(1,027)	$(333)
(1)Pursuant to the adoption of a new accounting standard relating to pension accounting in 2018, only the service cost component of net periodic expense is classified within operating and SG&A expenses with the remaining components being classified as non-operating (expenses) income. Prior period results have been restated to reflect this classification.
(2)The significant decrease in 2016 was primarily due to the $864 million Settlement Charge ($701 million, net of tax, or $3.59 per diluted share).
(3)The 2017 amount includes a $111 million Purchase Price Hedge Gain as well as the $60 million CCXI Gain. The 2016 amount includes a $35 million FX gain relating to the substantial liquidation of a subsidiary. The 2015 amount includes a benefit of $7 million related to the favorable resolution of certain Legacy Tax Matters.
MOODY'S 2019 10-K     29

(4)Provision for income taxes in the year ended December 31, 2019 includes a tax charge of $13 million pursuant to the divestiture of MAKS. Provision for income taxes in the year ended December 31, 2018 includes a charge of $64 million relating to an increase in non-U.S. UTPs, partially offset by a $59 million benefit from potential realization of foreign tax credits and other adjustments to previous estimates relating to the Tax Act. Provision for income taxes in the year ended December 31, 2017 includes a net charge of $246 million related to the impact of U.S. tax reform and a statutory tax rate reduction in Belgium.
(5)The 2019 amount includes i) a $45 million ($0.23 per share) restructuring charge, ii) a $14 million loss and $13 million tax charge ($0.07 per share each) pursuant to the divestiture of MAKS. The 2018 amount includes: i) a $59 million ($0.30 per share) benefit related to the impact of U.S. tax reform, ii) a $64 million ($0.33 per share) charge related to an increase to non-U.S UTPs; and iii) $37 million ($0.19 per share) net restructuring charge. The 2017 amount includes: i) a $246 million ($1.27 per share) charge related to the impact of U.S. tax reform; ii) a $72 million ($0.37 per share) Purchase Price Hedge Gain; and iii) the $60 million ($0.31 per share) CCXI Gain. The 2016 amount includes: i) a $701 million ($3.59 per share) Settlement Charge; ii) an $8 million ($0.04 per share) restructuring charge; and iii) a $35 million ($0.18 per share) FX gain relating to the substantial liquidation of a subsidiary. The 2015 amount includes a benefit of $6 million ($0.03 per share) related to the resolution of certain Legacy Tax Matters.
(6)The decline in operating cash flow in 2017 is primarily due to payments made relating to the Settlement Charge. Additionally, in the first quarter of 2017, the Company adopted ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting”. As required by ASU 2016-09, Excess Tax Benefits or shortfalls relating to employee stock-based compensation are reflected in operating cash flow and the Company has applied this provision on a retrospective basis. Under previous accounting guidance, Excess Tax Benefits or shortfalls were shown as a reduction to operating cash flow and an increase to financing cash flow.
30     MOODY'S 2019 10-K

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
THE COMPANY
Moody’s is a provider of (i) credit ratings and assessment services; (ii) credit, capital markets and economic research, data and analytical tools; (iii) software solutions that support financial risk management activities; (iv) quantitatively derived credit scores; (v) learning solutions and certification services; (vi) offshore financial research and analytical services (this business was divested with the sale of MAKS in the fourth quarter of 2019); and (vii) company information and business intelligence products. Moody’s reports in two reportable segments: MIS and MA.
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
CRITICAL ACCOUNTING ESTIMATES
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill, long-lived assets (including acquired intangible assets), leases, pension and other retirement benefits and income taxes. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.
Goodwill
On July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment).
The Company has seven primary reporting units at December 31, 2019: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: Content, ERS, MALS, Bureau van Dijk and Reis. The Content reporting unit offers subscription-based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The MALS reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. The Bureau van Dijk reporting unit primarily consists of the Bureau van Dijk business, and primarily provides business intelligence and company information products. The Reis reporting unit, which consists of the newly acquired Reis business, provides commercial real estate market information and analytical tools.
MOODY'S 2019 10-K     31

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
At July 31, 2019, the Company performed quantitative assessments of the Content, ERS, MALS, Bureau van Dijk, MIS, and ICRA reporting units and a qualitative assessment for the Reis reporting unit, which was acquired by Moody's within one year of the Company's annual assessment date. The quantitative assessments did not result in the carrying value of the reporting unit exceeding its fair value. The qualitative analysis for Reis resulted in the Company determining that it was not more likely than not that the fair value of the Reis reporting unit was less than its carrying amount.
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
Sensitivity Analysis and Key Assumptions for Deriving the Fair Value of a Reporting Unit
The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2019 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (July 31, 2019 for all reporting units except Reis).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$98	$—	$—	$—	$—
Content	363	—	—	—	—
ERS	690	—	—	—	—
MALS	125	—	—	(12)	(37)
ICRA	220	—	—	—	(30)
Bureau van Dijk	2,045	—	—	—	(266)
Reis (1)	181	N/A	N/A	N/A	N/A
Totals	$3,722	$—	$—	$(12)	$(333)
(1)Reis was acquired in October 2018. Due to the close proximity of the Reis acquisition, the purchase price approximates the fair value of the reporting unit. In the event that Reis' actual performance does not meet its acquisition-case cash flows, an impairment in future quarters could result.
As illustrated in the preceding table, the reporting unit most at risk for potential impairment is the MALS reporting unit and failure to meet its financial projections could result in impairment in future quarters.
As discussed in further detail in Note 11 to the Company's consolidated financial statements, ICRA has reported that it is addressing certain matters which are currently under investigation. As of the date of the filing of this annual report on Form 10-K, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
32     MOODY'S 2019 10-K

Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of July 31, 2019, the date of each reporting unit’s last quantitative assessment. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization. The fair value of each reporting unit, excluding ICRA, was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The discounted cash flow analysis requires significant estimates, including projections of future operating results and cash flows of each reporting unit that are based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit that could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.
The sensitivity analysis on the future cash flows and WACC assumptions described below are as of each reporting unit’s last quantitative goodwill impairment assessment. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:
–Future cash flow assumptions —The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating budget and strategic plan. Cash flows for the six years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on a continued improvement in the global economy and capital markets, new customer acquisition and new products. Beyond six years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For each reporting unit analyzed, a 10% reduction in the revenue growth rates used would not have resulted in its carrying value exceeding its estimated fair value.
–WACC —The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 9.0% as of July 31, 2019. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2019. For all reporting units analyzed, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.
Long-lived assets
Long-lived assets, which consist primarily of amortizable intangible assets, operating lease ROU assets and property and equipment, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Under the first step of the recoverability assessment, Moody's compares the estimated undiscounted future cash flows attributable to the asset or asset group to its carrying value. If the undiscounted future cash flows are greater than the carrying value, no further assessment is required. If the undiscounted future cash flows are less than the carrying value, Moody's proceeds with step two of the assessment. Under step two of this assessment, Moody's is required to determine the fair value of the asset or asset group and recognize an impairment loss if the carrying amount exceeds its fair value. In performing this assessment, Moody's must include assumptions that market participants would use in their estimates of fair value, including the estimated future cash flows and discount rate. Moody's must apply judgment in developing estimated future cash flows and in the determination of market participant assumptions.
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
MOODY'S 2019 10-K     33

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
On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities involved in applying the provisions of the Tax Act, in 2017 the Company recorded a provisional estimate of $247 million related to the transition tax in 2017. In 2018, the IRS issued notices clarifying certain aspects of the transition tax. As a result, the Company reduced its provision for the transition tax by $11 million. The IRS may issue additional regulations or notices in future periods to clarify or amend provisions of the Tax Act and such guidance could result in revisions in future periods to the amounts recorded for the existing provisions and interpretations of the Tax Act. In addition, in 2018 the Company recorded a deferred tax asset of $48 million related to potential foreign tax credits which could be realized if certain UTPs resulted in tax assessments. Due to additional UTPs recorded, the Company increased the deferred tax asset to $50 million in 2019. The transition tax liability reported on the Company’s 2017 and 2018 tax returns is payable over eight years starting in 2018 and will not accrue interest. Due to the reduction in U.S. corporate income tax rates beginning in 2018, a decrease of $56 million was recorded to net deferred tax assets in 2017. The above amounts may be impacted by a number of additional considerations, including but not limited to the issuance of regulations and the Company’s ongoing analysis of the new law.
Pursuant to the Tax Act being signed into law, all previously undistributed foreign earnings became subject to U.S. tax. In light of U.S. tax reform, the Company has reassessed its capital allocation strategy, including reevaluating its global cash position and revising its plans for repatriating or reinvesting foreign earnings. The Company regularly evaluates in which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested outside of the U.S.
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
In the Company’s MIS segment, revenue arrangements with multiple elements are generally comprised of two distinct performance obligations; the initial rating and the related monitoring services. Revenue attributed to initial ratings of issued securities is generally recognized when the rating is delivered to the issuer, whereas revenue from monitoring related to MIS’s ratings is recognized ratably over the period in which the monitoring is performed.
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
Allocating consideration to performance obligations:
Management judgment is also required in the determination of the SSP, which is utilized to allocate the transaction price to each distinct performance obligation at contract inception when the contract includes multiple distinct performance obligations.
In the MIS segment, the SSP for both ratings and monitoring services is generally based upon directly observable selling prices where the rating or monitoring service is sold separately.
In the MA segment, for performance obligations where an observable price exists, such as PCS, the observable price is utilized. If an observable price does not currently exist, the Company will utilize management’s best estimate of SSP for that good or service using estimation methods that maximize the use of observable data points.
34     MOODY'S 2019 10-K

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
Costs to Obtain a Contract with a Customer:
Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense on a systematic basis consistent with the transfer of products or services to the customer for which the asset relates. Depending on the line of business to which the contract relates, this amortization period may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals.
Contingencies
Accounting for contingencies, including those matters described in Note 22 to the consolidated financial statements, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.
For claims, litigation and proceedings and governmental investigations and inquiries not related to income taxes, the Company records liabilities in the consolidated financial statements when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated and periodically adjusts these as appropriate. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued unless some higher amount within the range is a better estimate than another amount within the range. In instances, when a loss is reasonably possible but uncertainties related to the probable outcome and/or the amount or range of loss, management does not record a liability but discloses the contingency if material.
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
Accounts Receivable Allowances
Moody’s records variable consideration in respect of estimated future adjustments to customer billings as an adjustment to revenue, using the expected value method based on analysis of similar contracts in the same line of business. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts due to uncertainty relating to customers inability to pay are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments are recorded against the allowance depending on the nature of the adjustment. Actual uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances. This process involves a high degree of judgment and estimation and could involve significant dollar amounts. Accordingly, Moody’s results of operations can be affected by adjustments to the allowance. Management believes that the allowance is adequate to cover anticipated adjustments and write-offs under current conditions. However, significant changes in any of the above factors, or actual write-offs or adjustments that differ from the estimated amounts, could impact the Company’s consolidated results of operations.
Pension and Other Retirement Benefits
The expenses, assets and liabilities that Moody’s reports for its Retirement Plans are dependent on many assumptions concerning the outcome of future events and circumstances. These significant assumptions include the following:
–future compensation increases based on the Company’s long-term actual experience and future outlook;
MOODY'S 2019 10-K     35

–long-term expected return on pension plan assets based on historical portfolio results and the expected future average annual return for each major asset class within the plan’s portfolio (which is principally comprised of equity and fixed-income investments); and
–discount rates based on current yields on high-grade corporate long-term bonds.
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2019 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
Moody’s major assumptions vary by plan and assumptions used are set forth in Note 16 to the consolidated financial statements. In determining these assumptions, the Company consults with third-party actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2019 to accompany the Pri2012 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.
When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2019 that have not been recognized in annual expense are $122 million, and Moody’s expects to recognize a net periodic expense of $8 million in 2020 related to the amortization of actuarial losses.
For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the impact of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2019, the Company has an unrecognized asset loss of $26 million, of which $3 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets’ component of 2020 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2020 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2020 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2020	Estimated Impact on 2020 Income before Provision for Income Taxes(Decrease)/Increase
Weighted Average Discount Rates (1)	3.04%/3.05%	$(10)
Weighted Average Assumed Compensation Growth Rate	3.64%	$2
Assumed Long-Term Rate of Return on Pension Assets	4.45%	$(4)
(1)Weighted average discount rates of 3.04% and 3.05% for pension plans and Other Retirement Plans, respectively.
A one percentage-point increase in assumed healthcare cost trend rates will not affect 2020 projected expenses. Based on current projections, the Company estimates that expenses related to Retirement Plans will be approximately $28 million in 2020, an increase compared to the $24 million recognized in 2019.
Leases
The Company’s operating leases do not provide an implicit interest rate. Accordingly, the Company must estimate the secured incremental borrowing rate attributable to the currency in which the lease is denominated in the derivation of operating lease liabilities and related operating lease ROU Assets. This secured incremental borrowing rate is based on the information available at the lease commencement date and is utilized in the determination of the present value of lease payments.
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
36     MOODY'S 2019 10-K

Restructuring
The Company has engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee benefit costs, contract termination costs and asset impairments. If the actual amounts differ from these estimates, the amount of the restructuring charge could be impacted. For a full description of Moody’s restructuring actions, refer to Note 12 to the consolidated financial statements.
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
REPORTABLE SEGMENTS
The Company is organized into two reportable segments at December 31, 2019: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 23 to the consolidated financial statements.
RECLASSIFICATION OF PREVIOUSLY REPORTED REVENUE BY LOB
There were certain organizational/product realignments in both MIS and MA in the first quarter of 2019. Accordingly, in MIS, revenue from REITs, which was previously classified in the SFG LOB, is now classified in the CFG LOB. In MA, revenue relating to the Bureau van Dijk FACT product (a credit assessment and origination solution), which was previously classified in RD&A, is now classified in the ERS LOB. Accordingly, 2018 and 2017 revenue by LOB was reclassified to conform with this new presentation, as follows:

MIS	As previously reported	Reclassification	As Reclassified	MA	As previously reported	Reclassification	As Reclassified
Full year 2018
CFG	$1,334	$45	$1,379	RD&A	$1,134	$(13)	$1,121
SFG	$526	$(45)	$481	ERS	$438	$13	$451

Full year 2017
CFG	$1,393	$55	$1,448	RD&A	$833	$(7)	$826
SFG	$495	$(55)	$440	ERS	$448	$7	$455

MOODY'S 2019 10-K     37

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses year ended December 31, 2019 and 2018 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2017 financial results and year-to-year comparisons between the years ended December 31, 2018  and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Year ended December 31, 2019 compared with year ended December 31, 2018
Executive Summary
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Omega Performance on August 16, 2018;
–Reis on October 15, 2018;
–Vigeo Eiris on April 12, 2019;
–Four Twenty Seven on July 22, 2019;
–RiskFirst on July 25, 2019;
–ABS Suite on October 1, 2019
–On November 8, 2019, the Company sold its MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS are reported within the MA segment (and PS LOB) through the November 8, 2019 closing of the transaction.
–Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition/divestiture activity.
–The following table provides an executive summary of key operating results for the year ended December 31, 2019. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.
38     MOODY'S 2019 10-K

	Year Ended December 31,
Financial measure:	2019	2018	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$4,829	$4,443	9%	— reflects growth in both segments
MIS External Revenue	$2,875	$2,712	6%	— higher revenue from rating corporate debt (both investment-grade and high-yield) resulting from both higher rated issuance volumes reflecting favorable market conditions and favorable product mix;
				partially offset by
				— a decline in activity in bank loans and the CLO asset class primarily resulting from higher borrowing costs and shift in investor demand to fixed-rate instruments
MA External Revenue	$1,954	$1,731	13%	— strong growth in the credit research and ratings data feeds product lines as well as growth from Bureau van Dijk within RD&A;
				— inorganic growth from 2019 acquisitions; and
				— growth from ongoing demand in ERS for SaaS-based solutions, especially to facilitate adoption of new accounting standards by banks and insurance companies
Total operating and SG&A expenses	$2,554	$2,326	10%	— additional compensation expense resulting from hiring activity, salary increases and incentive compensation aligned with financial performance;
				— inorganic expense growth from acquisitions
Restructuring	$60	$49	22%
— charges pursuant to the 2018 Restructuring Program reflecting the rationalization and exit of certain real estate leases and reductions to staff - refer to Note 12 to the consolidated financial statements

Loss pursuant to the divestiture of MAKS	$14	$—	NM	— loss relates to the divestiture of MAKS - refer to Note 10 to the consolidated financial statements
Operating Margin	41.4%	42.0%	(60BPS)	— modest contraction is primarily due to the aforementioned restructuring and loss pursuant to the divestiture of MAKS
Adjusted Operating Margin	47.4%	47.6%	(20BPS)	— in line with prior year
ETR	21.0%	21.1%	(10BPS)	— overall in line with the prior year period
Diluted EPS	$7.42	$6.74	10%	— growth reflects higher operating income/Adjusted Operating Income coupled with benefits from the Company's share repurchase program
Adjusted Diluted EPS	$8.29	$7.39	12%

MOODY'S 2019 10-K     39

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
United States	$2,544	$2,330	9%
Non-U.S.:
EMEA	1,446	1,377	5%
Asia-Pacific	551	493	12%
Americas	288	243	19%
Total Non-U.S.	2,285	2,113	8%
Total	4,829	4,443	9%
Expenses:
Operating	1,387	1,246	(11%)
SG&A	1,167	1,080	(8%)
Restructuring	60	49	(22%)
Depreciation and amortization	200	192	(4%)
Acquisition-Related Expenses	3	8	63%
Loss pursuant to the divestiture of MAKS	14	—	NM
Total	2,831	2,575	(10%)
Operating income	1,998	1,868	7%
Adjusted Operating Income (1)	2,291	2,117	8%
Interest expense, net	(208)	(215)	3%
Other non-operating income, net	20	19	5%
Non-operating (expense) income, net	(188)	(196)	4%
Net income attributable to Moody’s	$1,422	$1,310	9%
Diluted weighted average shares outstanding	191.6	194.4	1%
Diluted EPS attributable to Moody’s common shareholders	$7.42	$6.74	10%
Adjusted Diluted EPS (1)	$8.29	$7.39	12%
Operating margin	41.4%	42.0%
Adjusted Operating Margin (1)	47.4%	47.6%
Effective tax rate	21.0%	21.1%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.
The table below shows Moody’s global staffing by geographic area:

	December 31,			% Change
	2019		2018
United States	3,908		4,007	(2%)
Non-U.S.	7,173		9,050	(21%)
Total	11,081	(1)	13,057	(15%)
(1)The divestiture of the MAKS business resulted in a reduction of approximately 2,700 employees, most of which were in low-cost jurisdictions. Additionally, Moody’s global staffing increased by approximately 400 employees relating to 2019 acquisitions.

40     MOODY'S 2019 10-K

GLOBAL REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

Global revenue ⇑ $386 million	U.S. Revenue ⇑ $214 million	Non-U.S. Revenue ⇑ $172 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–The increase in U.S. revenue reflects strong growth in MA (most notably in RD&A) coupled with good growth in MIS (most notably in corporate debt ratings revenue)
–The increase in non-U.S. revenue reflects strong growth in MA (most notably in RD&A across all regions) coupled with good growth in MIS (most notably in corporate debt ratings revenue across all regions)
–Foreign currency translation unfavorably impacted non-U.S. revenue by three percent.

Operating Expense ⇑ $141 million	SG&A Expense ⇑ $87 million
-------------------------------------

Compensation expenses increased $100 million reflecting:	Compensation expenses increased $66 million reflecting:
— hiring activity and salary increases partially offset by benefits from the 2018 Restructuring Program;	— hiring activity and salary increases partially offset by benefits from the 2018 Restructuring Program;
— an increase in incentive compensation aligned with higher actual financial performance relative to targets; and	— an increase in incentive compensation aligned with higher actual financial performance relative to targets; and
— inorganic expense growth from the aforementioned acquisitions.	— inorganic expense growth from the aforementioned acquisitions.

Non-compensation expenses increased $41 million reflecting:	Non-compensation expenses increased $21 million reflecting:
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency; and	— inorganic expense growth from the aforementioned acquisitions;
— costs from the aforementioned acquisitions.	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.
MOODY'S 2019 10-K     41

Other Expenses
The restructuring charge of $60 million relates to actions pursuant to the Company’s 2018 Restructuring Program, which is more fully discussed in Note 12 to the consolidated financial statements.
The $14 million loss pursuant to the divestiture of MAKS relates to the Company's strategic divestiture of this business, which is more fully discussed in Note 10 to the consolidated financial statements.

Operating margin 41.4%, down 60 BPS	Adjusted Operating Margin 47.4%, in line with prior year

—	Modest operating margin contraction is primarily due to a higher restructuring charge in 2019 coupled with the loss pursuant to the divestiture of MAKS	—	Adjusted Operating Margin is in line with the prior year

Interest Expense, net ⇓ $7 million	Other non-operating income ⇑ $1 million

	Decrease is primarily due to:		Was in line with the prior year reflecting:
—	a $41 million higher benefit from the interest element of cross-currency swaps (more fully discussed in Note 7 to the consolidated financial statements);	—	FX losses of approximately $18 million in 2019 compared to $11 million in FX losses in the same period of the prior year;
	partially offset by:		offset by:
—	an increase in tax-related interest of $13 million reflecting a higher benefit relating to the favorable resolution of UTPs in the 2018 compared to the same period in 2019 coupled with an increase in statutory interest rates for existing UTP reserves; and	—	$8 million in higher income primarily related to a higher expected return on the Company's pension plan assets.
—	a $12 million prepayment penalty on the early redemption of the 2010 Senior Notes.

ETR ⇓ 10BPS
The ETR of 21.0% in 2019 was in line with the prior year (refer to Note 18 of the consolidated financial statements for further detail on the Company's ETR).

Diluted EPS ⇑ $0.68	Adjusted Diluted EPS ⇑ $0.90

Diluted EPS in 2019 of $7.42 increased $0.68 compared to 2018 and included the aforementioned restructuring charge as well as the loss and tax-related charge pursuant to the divestiture of MAKS. Diluted EPS benefited approximately $0.11 from lower diluted weighted average shares outstanding, which primarily resulted from the Company's share repurchase program.

Adjusted Diluted EPS of $8.29 in 2019 increased $0.90 compared to 2018 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). Adjusted Diluted EPS benefited approximately $0.12 from lower diluted weighted average shares outstanding, which primarily resulted from the Company's share repurchase program.

42     MOODY'S 2019 10-K

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Corporate finance (CFG)	$1,497	$1,379	9%
Structured finance (SFG)	427	481	(11%)
Financial institutions (FIG)	476	442	8%
Public, project and infrastructure finance (PPIF)	446	391	14%
Total ratings revenue	2,846	2,693	6%
MIS Other	29	19	53%
Total external revenue	2,875	2,712	6%
Intersegment royalty	134	124	8%
Total	3,009	2,836	6%
Expenses:
Operating and SG&A (external)	1,265	1,167	(8%)
Operating and SG&A (intersegment)	9	12	25%
Restructuring	31	32	3%
Depreciation and amortization	71	65	(9%)
Total expense	1,376	1,276	(8%)
Operating income	$1,633	$1,560	5%
Restructuring	31	32	3%
Depreciation and amortization	71	65	(9%)
Captive insurance company settlement	10	—	NM
Adjusted Operating Income	$1,745	$1,657	5%
Operating margin	54.3%	55.0%
Adjusted Operating Margin	58.0%	58.4%

Pursuant to certain organizational realignments in 2019, revenue from REITs, which was previously classified in the SFG LOB, is now reported as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.

MOODY'S 2019 10-K     43

MOODY'S INVESTORS SERVICE REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $163 million	U.S. Revenue ⇑ $102 million	Non-U.S. Revenue ⇑ $61 million
–The increase in Global MIS revenue reflected growth across all LOBs excluding SFG.
–The growth in U.S. revenue reflected higher CFG and PPIF revenue being partially offset by declines in SFG.
–The increase in non-U.S. revenue reflected growth in CFG and FIG being partially offset by declines in SFG.
–Foreign currency translation unfavorably impacted non-U.S. MIS revenue by three percentage points.

CFG REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $118 million	U.S. Revenue ⇑ $74 million	Non-U.S. Revenue ⇑ $44 million
Global CFG revenue for the years ended December 31, 2019 and 2018 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
44     MOODY'S 2019 10-K

The increase in CFG revenue of 9% reflected growth both in the U.S. (8%) and internationally (9%) with the most notable drivers consisting of:
–benefits from favorable changes in product mix and pricing increases;
–growth in corporate bond (both investment-grade and speculative-grade) rated issuance volumes, mainly in the U.S. and EMEA, as issuers took advantage of low borrowing costs to secure acquisition financing and complete opportunistic new issuance/refinancing transactions;
partially offset by:
–a decline in rated issuance volumes in U.S. bank loans as higher borrowing costs and reduced investor demand for floating rate instruments suppressed activity.

SFG REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $54 million	U.S. Revenue ⇓ $31 million	Non-U.S. Revenue ⇓ $23 million
Global SFG revenue for the years ended December 31, 2019 and 2018 was comprised as follows:
The decrease in SFG revenue of 11% reflected declines both in the U.S. (10%) and internationally (13%) and primarily reflected:
–lower revenue from the CLO asset class in the U.S. and internationally, as wider credit spreads, lower loan supply and an increasingly competitive landscape have resulted in reduced activity;
–declines across most asset classes in EMEA, as geopolitical uncertainties and continued uncertainties relating to Brexit during 2019 resulted in reduced activity. Additionally, there was elevated activity in 2018 in advance of certain regulations relating to securitization transactions in Europe.

MOODY'S 2019 10-K     45

FIG REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $34 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $28 million
Global FIG revenue for the years ended December 31, 2019 and 2018 was comprised as follows:
The 8% increase in FIG revenue was mainly due to growth internationally in the banking sector primarily due to favorable product mix.
Foreign currency translation unfavorably impacted FIG revenue by two percent.

PPIF REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

46     MOODY'S 2019 10-K

PPIF: Global revenue ⇑ $55 million	U.S. Revenue ⇑ $53 million	Non-U.S. Revenue ⇑ $2 million
Global PPIF revenue for the years ended December 31, 2019 and 2018 was comprised as follows:
The 14% increase in PPIF revenue consisted almost entirely of growth in the U.S. reflecting:
–higher public finance refunding volumes resulting from continued low benchmark interest rates; and
–higher infrastructure finance rated issuance volumes (mainly in the utilities and power sectors) resulting from favorable market conditions.

MIS: Operating and SG&A Expense ⇑ $98 million

The increase is primarily due to growth in compensation expenses reflecting:
–higher incentive compensation of approximately $50 million aligned with higher financial performance relative to targets;
–higher salaries and employee benefits of approximately $40 million reflecting hiring activity and salary increases partially offset by the beneficial impacts of the 2018 Restructuring Program.

Other Expenses
The restructuring charge of $31 million relates to actions pursuant to the Company’s 2018 Restructuring Program, which are more fully discussed in Note 12 to the consolidated financial statements.

MIS: Operating Margin 54.3% ⇓ 70BPS	Adjusted Operating Income 58.0% ⇓ 40BPS

MIS operating margin and Adjusted Operating Margin were both generally in line with the prior year.

MOODY'S 2019 10-K     47

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2019	2018
Revenue:
Research, data and analytics (RD&A)	$1,273	$1,121	14%
Enterprise risk solutions (ERS)	522	451	16%
Professional services (PS)	159	159	—%
Total external revenue	1,954	1,731	13%
Intersegment revenue	9	12	(25%)
Total MA Revenue	1,963	1,743	13%
Expenses:
Operating and SG&A (external)	1,289	1,159	(11%)
Operating and SG&A (intersegment)	134	124	(8%)
Restructuring	29	17	(71%)
Depreciation and amortization	129	127	(2%)
Acquisition-Related Expenses	3	8	63%
Loss pursuant to the divestiture of MAKS	14	—	NM
Total expense	1,598	1,435	(11%)
Operating income	$365	$308	19%
Restructuring	29	17	(71%)
Depreciation and amortization	129	127	(2%)
Acquisition-Related Expenses	3	8	63%
Loss pursuant to the divestiture of MAKS	14	—	NM
Captive insurance company settlement	6	—	NM
Adjusted Operating Income	$546	$460	19%
Operating margin	18.6%	17.7%
Adjusted Operating Margin	27.8%	26.4%

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

48     MOODY'S 2019 10-K

MOODY'S ANALYTICS REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $223 million	U.S. Revenue ⇑ $112 million	Non-U.S. Revenue ⇑ $111 million
The 13% increase in global MA revenue reflects strong growth in RD&A and ERS.
–Organic revenue growth was 11% (refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric).
–Foreign currency translation unfavorably impacted MA revenue by two percent.
–The increase in U.S. revenue reflected growth across all LOBs, most notably in RD&A.
–The increase in non-U.S. revenue reflected growth in RD&A and ERS across all regions.
–Foreign currency translation unfavorably impacted non-U.S. MA revenue by three percent.
RD&A REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $152 million	U.S. Revenue ⇑ $77 million	Non-U.S. Revenue ⇑ $75 million
Global RD&A revenue grew 14% compared to 2018 with the most notable drivers of the change reflecting:
–strong results in the credit research and rating data feeds product lines which comprised approximately 40% of the global RD&A growth;
–this growth reflected enhanced content on the new CreditView platform and continued alignment of usage and licensing parameters which have generated higher fees
–strong demand for Bureau van Dijk solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance;
–inorganic revenue from the Reis acquisition of $28 million.
Foreign currency translation unfavorably impacted RD&A revenue by two percent.
Organic revenue growth for RD&A was 11%.
MOODY'S 2019 10-K     49

ERS REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $71 million	U.S. Revenue ⇑ $31 million	Non-U.S. Revenue ⇑ $40 million
Global ERS revenue increased 16% compared to 2018 with the most notable drivers of the growth reflecting:
–ongoing demand for credit assessment and loan origination solutions and SaaS-based CECL solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts.
Approximately 73% of the global ERS revenue growth was from subscription-based products.
Organic revenue growth for ERS was 14%.

PS REVENUE
2019----------------------------------------------------------------------------------------------------------------------2018
__________________________________________________________________________________________________________________________________________________________

PS: Global revenue was in line with prior year	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇓ $4 million
Global PS revenue was flat compared to 2018 and reflected the following offsetting drivers:
–organic growth in online learning solutions;
–$5 million in inorganic revenue growth from the acquisition of Omega Performance;
partially offset by:
–lower revenue from outsourced analytical and research services pursuant to the divestiture of the MAKS business on November 8, 2019.
Organic revenue growth for PS was 8%.

50     MOODY'S 2019 10-K

MA: Operating and SG&A Expense ⇑ $130 million
The increase in operating and SG&A expenses compared to 2018 reflected growth in both compensation and non-compensation costs of approximately $74 million and $56 million, respectively. The most notable drivers of this growth were:

	Compensation costs		Non-compensation costs
—	higher costs reflecting hiring activity and salary increases partially offset by savings from the 2018 Restructuring Program;	—	higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency.
—	inorganic expense growth of $26 million relating to the 2019 acquisitions.

Other Expenses
The restructuring charge of $29 million relates to actions pursuant to the Company’s 2018 Restructuring Plan, which are more fully discussed in Note 12 to the consolidated financial statements.
The $14 million loss pursuant to the divestiture of MAKS, which is more fully discussed in Note 10 to the consolidated financial statements, relates to the Company's strategic divestiture of this business.

MA: Operating Margin 18.6% ⇑ 90BPS	Adjusted Operating Margin 27.8% ⇑ 140BPS

The operating margin and Adjusted Operating Margin expansion for MA both reflect strong RD&A revenue growth coupled with strong growth in higher margin SaaS-based solutions in the ERS LOB. Operating margin expansion was suppressed by higher restructuring charges in 2019 and the loss pursuant to the divestiture of MAKS.
MARKET RISK
Foreign exchange risk:
Moody’s maintains a presence in more than 40 countries. In 2019, approximately 43% of the Company’s revenue and approximately 42% of the Company expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2019, approximately 68% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
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

MOODY'S 2019 10-K     51

The following table shows the impact to the fair value of the forward contracts if foreign currencies weakened against the U.S. dollar or euro:

Foreign Currency Forwards (1)		Impact on fair value of contract if foreign currency weakened by 10%
Sell	Buy
U.S. dollar	British pound	$23 million unfavorable impact
U.S. dollar	Canadian dollar	$8 million unfavorable impact
U.S. dollar	Euro	$42 million unfavorable impact
U.S. dollar	Japanese yen	$3 million unfavorable impact
U.S. dollar	Singapore dollar	$4 million unfavorable impact
Euro	British pound	€2 million unfavorable impact
(1)Refer to Note 7 to the consolidated financial statements in Item 8 of this Form 10-K for further detail on the forward contracts.
The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency.
Euro-denominated debt and cross-currency swaps designated as net investment hedges:
The Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $140 million unfavorable adjustment to OCI related to this net investment hedge. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.
In 2019, the Company had cross-currency swaps to exchange an aggregate amount of €1,079 million with corresponding euro fixed interest rates for an aggregate amount of $1,220 million with corresponding USD fixed interest rates. Additionally, the Company had cross-currency swaps to exchange an aggregate amount of €931 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $1,080 million with corresponding interest based on the floating 3-month U.S. LIBOR. Both types of swaps were designated as net investment hedges under ASC Topic 815, Derivatives and Hedging. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $226 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Credit and Interest rate risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $27 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
Additional information on these interest rate swaps is disclosed in Note 7 to the consolidated financial statements located in Item 8 of this Form 10-K.
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

52     MOODY'S 2019 10-K

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable (unfavorable)
	2019	2018
Net cash provided by operating activities	$1,675	$1,461	$214
Net cash provided by (used in) investing activities	$36	$(406)	$442
Net cash used in financing activities	$(1,563)	$(412)	$(1,151)
Free Cash Flow (1)	$1,606	$1,370	$236
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities increased $214 million compared to the prior year primarily due to the increase in Adjusted Operating Income compared to the same period in the prior year (see section entitled "Results of Operations" for further discussion) coupled with various changes in working capital.
Net cash provided by (used in) investing activities
The $442 million increase in cash flows provided by investing activities compared to 2018 primarily reflects:
–a $127 million decrease in cash paid for acquisitions compared to the prior year; and
–$226 million of net cash received relating to the MAKS divestiture in 2019.
Net cash used in financing activities
The $1,151 million increase in cash used in financing activities was primarily attributed to:
–a $788 million increase in the amount of treasury shares repurchased, which included the execution of an ASR program by the Company in February 2019; and
–an increase in the net debt repayments of $288 million compared to prior year.
Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $1.9 billion at December 31, 2019 included approximately $1.2 billion located outside of the U.S. Approximately 26% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Other Material Future Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2020. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.
The Company remains committed to using its strong cash flow to create value for shareholders by investing in growing areas of the business, reinvesting in ratings quality initiatives, making selective acquisitions, repurchasing stock and paying a dividend, all in a manner consistent with maintaining sufficient liquidity after giving effect to any additional indebtedness that may be incurred.
MOODY'S 2019 10-K     53

Dividends and Share Repurchases
On February 11, 2020, the Board approved the declaration of a quarterly dividend of $0.56 per share for Moody’s common stock, payable March 18, 2020 to shareholders of record at the close of business on February 25, 2020. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
In October 2018, the Board authorized a $1.0 billion share repurchase program, which at December 31, 2019 had a remaining authority of approximately $334 million. Additionally, in December 2019, the Board authorized an additional $1.0 billion share repurchase program, which may commence following the completion of the existing program.
Full-year 2020 total share repurchases are expected to be approximately $1.3 billion, subject to available cash, market conditions and other ongoing capital allocation decisions.
Other cash requirements
The Company has future cash requirements, including operating leases and debt service and payments, as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
On February 13, 2020, the Company completed the acquisition of Regulatory Data Corporation for $700 million.
The Company anticipates making contributions of approximately $100 million to its funded U.S. pension plan in 2020.
Indebtedness
At December 31, 2019, Moody’s had $5.6 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility as more fully discussed in Note 19 to the consolidated financial statements. At December 31, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At December 31, 2019, there were no such cross defaults.
During 2019, the Company issued €750 million in unsecured senior notes via a public offering, the terms of which are more fully discussed in Note 19. Additionally, the Company repaid the $500 million 2010 Senior Notes and the $450 million 2014 Senior Notes (5-year) in 2019.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2019 is as follows:
For additional information on the Company's outstanding debt, refer to Note 19 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Off-Balance Sheet Arrangements
At December 31, 2019, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.
54     MOODY'S 2019 10-K

Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of December 31, 2019:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$7,676	$175	$1,646	$1,251	$4,604
Operating lease obligations	648	107	194	164	183
Purchase obligations	127	96	31	—	—
Pension obligations (2)	147	8	45	27	67
Total (3)	$8,598	$386	$1,916	$1,442	$4,854
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 19 to the consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 16 to the consolidated financial statements.
(3)The table above does not include the Company’s net long-term tax liabilities of $477 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $43 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $51 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) restructuring charges; ii) depreciation and amortization; iii) Acquisition-Related Expenses; iv) a loss pursuant to the divestiture of MAKS; and v) a captive insurance company settlement. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses (which are not expected to recur at this dollar magnitude) over the course of the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement, which is more fully discussed in Note 22 to the consolidated financial statements, relates to the resolution of a matter that is not expected to recur in the future at this magnitude. Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Year ended December 31,
	2019	2018
Operating income	$1,998	$1,868
Adjustments:
Restructuring	60	49
Depreciation and amortization	200	192
Acquisition-Related Expenses	3	8
Loss pursuant to the divestiture of MAKS	14	—
Captive insurance company settlement	16	—
Adjusted Operating Income	$2,291	$2,117
Operating margin	41.4%	42.0%
Adjusted Operating Margin	47.4%	47.6%
MOODY'S 2019 10-K     55

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) Acquisition-Related Expenses; iii) restructuring charges; iv) a loss and tax charge pursuant to the divestiture of MAKS; and v) a captive insurance company settlement.

The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Also, management believes that excluding acquisition-related amortization expense provides additional perspective when comparing operating results from period to period, and with both acquisitive and non-acquisitive peer companies. Additionally, Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk and are excluded due to the material nature of these expenses (which are not expected to recur at this dollar magnitude) over the course of the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss and tax charge pursuant to the divestiture of MAKS are excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement, which is more fully discussed in Note 22 to the consolidated financial statements, relates to the resolution of a matter that is not expected to recur in the future at this magnitude.
Furthermore, the Company excluded the impact of 2018 adjustments pursuant to U.S. Tax Reform and certain adjustments relating to the Company’s non-U.S. UTPs, which resulted in significant adjustments to the provision for income taxes in the prior year. The Company excludes these items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2019		2018
Net income attributable to Moody’s common shareholders		$1,422		$1,310
Pre-Tax Acquisition-Related Expenses	$3		$8
Tax on Acquisition-Related Expenses	—		(2)
Net Acquisition-Related Expenses		3		6
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$103		$102
Tax on Acquisition-Related Intangible Amortization Expenses	(24)		(23)
Net Acquisition-Related Intangible Amortization Expenses		79		79
Loss pursuant to the divestiture of MAKS		14		—
Tax charge pursuant to the divestiture of MAKS		13		—
Impact of U.S. tax reform		—		(59)
Increase to non-U.S. UTPs		—		64
Pre-Tax Restructuring	$60		$49
Tax on Restructuring	(15)		(12)
Net Restructuring		45		37
Pre-tax captive insurance company settlement	$16		$—
Tax on captive insurance company settlement	(4)		—
Net captive insurance company settlement		12		—
Adjusted Net Income		$1,588		$1,437

56     MOODY'S 2019 10-K

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Year ended December 31,
	2019		2018
Diluted earnings per share attributable to Moody’s common shareholders		$7.42		$6.74
Pre-Tax Acquisition-Related Expenses	$0.02		$0.04
Tax on Acquisition-Related Expenses	—		(0.01)
Net Acquisition-Related Expenses		0.02		0.03
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.54		$0.52
Tax on Acquisition-Related Intangible Amortization Expenses	(0.12)		(0.12)
Net Acquisition-Related Intangible Amortization Expenses		0.42		0.40
Loss pursuant to the divestiture of MAKS		0.07		—
Tax charge pursuant to the divestiture of MAKS		0.07		—
Impact of U.S. tax reform		—		(0.30)
Increase to non-U.S. UTPs		—		0.33
Pre-Tax Restructuring	$0.31		$0.25
Tax on Restructuring	(0.08)		(0.06)
Net Restructuring		0.23		0.19
Pre-tax captive insurance company settlement	$0.08		$—
Tax on captive insurance company settlement	(0.02)		—
Net captive insurance company settlement		0.06		—
Adjusted Diluted EPS		$8.29		$7.39
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

	Year ended December 31,
	2019	2018
Net cash provided by operating activities	$1,675	$1,461
Capital additions	(69)	(91)
Free Cash Flow	$1,606	$1,370
Net cash provided by (used in) investing activities	$36	$(406)
Net cash used in financing activities	$(1,563)	$(412)

MOODY'S 2019 10-K     57

Organic Revenue:
The Company presents the organic revenue and growth because management deems this metric to be a useful measure which provides additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisitions and divestiture activity. The following table details the periods excluded from each acquisition/divestiture to determine organic revenue.

Acquisition/Divestiture	Period excluded to determine organic revenue growth
Omega Performance	January 1, 2019 - August 16, 2019
Reis	January 1, 2019 - October 14, 2019
RiskFirst	July 25, 2019 - December 31, 2019
ABS Suite	October 1, 2019 - December 31, 2019
MAKS	November 8, 2018 - December 31, 2018
Below is a reconciliation of the Company's organic dollar revenue and growth rates:

	Year Ended December 31,
Amounts in millions	2019	2018	Change	Growth
MA revenue	$1,954	$1,731	$223	13%
Omega Performance revenue	(5)	—	(5)
Reis revenue	(28)	—	(28)
RiskFirst revenue	(7)	—	(7)
ABS Suite revenue	(2)	—	(2)
MAKS revenue	—	(16)	16
Organic MA revenue	$1,912	$1,715	$197	11%

	Year Ended December 31,
Amounts in millions	2019	2018	Change	Growth
RD&A revenue	$1,273	$1,121	$152	14%
Reis revenue	(28)	—	(28)
ABS Suite revenue	(2)	—	(2)
Organic RD&A revenue	$1,243	$1,121	$122	11%

	Year Ended December 31,
Amounts in millions	2019	2018	Change	Growth
ERS revenue	$522	$451	$71	16%
RiskFirst revenue	(7)	—	(7)
Organic ERS revenue	$515	$451	$64	14%

	Year Ended December 31,
Amounts in millions	2019	2018	Change	Growth
PS revenue	$159	$159	$—	—%
Omega Performance revenue	(5)	—	(5)
MAKS revenue	—	(16)	16
Organic PS revenue	$154	$143	$11	8%

Recently Issued Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements located in Part II, Item 8 on this Form 10-K for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
58     MOODY'S 2019 10-K

CONTINGENCIES
For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 22 “Contingencies” in this Form 10-K.
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
Those factors, risks and uncertainties include, but are not limited to, credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to uncertainty as companies transition away from LIBOR and Brexit; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Financial Reform Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquires to which the Company may be subject from time to time; provisions in the Financial Reform Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2019, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 on page 51 of this annual report on Form 10-K.
MOODY'S 2019 10-K     59

ITEM 8.  FINANCIAL STATEMENTS
Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
60     MOODY'S 2019 10-K

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
Management of the Company has undertaken an assessment of the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
/s/ RAYMOND W. MCDANIEL, JR.
Raymond W. McDaniel, Jr.
President and Chief Executive Officer

/s/ MARK KAYE
Mark Kaye
Senior Vice President and Chief Financial Officer
February 21, 2020
MOODY'S 2019 10-K     61

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody’s Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principles
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standard Codification (ASC) Topic 842, Leases, and its method of accounting for revenue as of January 1, 2018, due to the adoption of Accounting Standard Update (ASU) 2014-019 and all related amendments, which established ASC Topic 606, Revenue—Revenue from Contracts with Customers.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
62     MOODY'S 2019 10-K

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the carrying value of goodwill
As discussed in Note 11 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $3,722 million. The Company evaluates its reporting units for impairment on an annual basis, or more frequently if there are changes in the reporting structure of the Company or indicators of potential impairment. The Company has seven primary reporting units as of December 31, 2019: two within the Company’s Moody’s Investors Services segment and five within the Moody’s Analytics segment.
We identified the assessment of the carrying value of goodwill in the reporting units within the Moody’s Analytics segment as a critical audit matter on account of the significant degree of judgment required in evaluating assumptions about future operating results and the discount rates used to measure the reporting unit fair values.
The primary procedures we performed to address this critical audit matter included the following. We tested internal controls over the Company’s goodwill impairment process, including controls related to future operating results and the discount rates used to measure the reporting unit fair values. We evaluated management’s judgments relating to the assumed revenue growth rates, operating costs, and the discount rate by comparing them to available evidence. We also performed sensitivity analyses to assess the impact of alternative assumptions on management’s impairment conclusion. We compared the Company’s historical revenue and cost forecasts to actual results to assess the Company’s ability to accurately forecast. We involved a valuation professional with specialized skill and knowledge, who assisted in assessing the significant assumptions used to develop the discount rate, including the relevance and reliability of the information used.
Assessment of gross unrecognized tax benefits
As discussed in Note 18 to the consolidated financial statements, the Company has recorded uncertain tax benefits (UTPs), excluding associated interest, of $477 million as of December 31, 2019. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
We identified the assessment of the Company’s UTPs as a critical audit matter because complex judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of the tax positions.
The primary procedures we performed to address this critical audit matter included the following. We tested internal controls over the Company’s tax process, including those related to the timely identification of UTPs, the assessment of new information related to previously identified UTPs, and the measurement of UTPs. We involved tax and valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation of tax laws and judgments about the administrative practices of tax authorities,
•assessing transfer pricing studies for compliance with applicable laws and regulations,
•inspecting settlement documents with applicable taxing authorities,
•assessing the expiration of statutes of limitations, and
•performing an assessment of the Company’s tax positions and comparing the results to the Company’s assessment.
In addition, we evaluated the Company’s ability to accurately estimate its gross UTPs by comparing historical gross UTPs to actual results upon conclusion of tax audits or expiration of the statute of limitations.

/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 21, 2020
MOODY'S 2019 10-K     63

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$4,829	$4,443	$4,204
Expenses
Operating	1,387	1,246	1,216
Selling, general and administrative	1,167	1,080	986
Restructuring	60	49	—
Depreciation and amortization	200	192	158
Acquisition-Related Expenses	3	8	23
Loss pursuant to the divestiture of MAKS	14	—	—
Total expenses	2,831	2,575	2,383
Operating income	1,998	1,868	1,821
Non-operating (expense) income, net
Interest expense, net	(208)	(215)	(209)
Other non-operating income, net	20	19	4
Purchase Price Hedge Gain	—	—	111
CCXI Gain	—	—	60
Non-operating (expense) income, net	(188)	(196)	(34)
Income before provision for income taxes	1,810	1,672	1,787
Provision for income taxes	381	352	779
Net income	1,429	1,320	1,008
Less: Net income attributable to noncontrolling interests	7	10	7
Net income attributable to Moody’s	$1,422	$1,310	$1,001
Earnings per share
Basic	$7.51	$6.84	$5.24
Diluted	$7.42	$6.74	$5.15
Weighted average shares outstanding
Basic	189.3	191.6	191.1
Diluted	191.6	194.4	194.2
The accompanying notes are an integral part of the consolidated financial statements
64     MOODY'S 2019 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,429			$1,320			$1,008
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(22)	$(1)	$(23)	$(315)	$—	$(315)	$225	$—	$225
Foreign currency translation adjustments - reclassification of losses included in net income	32	—	32	—	—	—	—	—	—
Net gains (losses) on net investment hedges	35	(9)	26	41	(7)	34	(59)	23	(36)
Net investment hedges - reclassification of gains included in net income	(3)	1	(2)	—	—	—	—	—	—
Cash Flow Hedges:
Net realized and unrealized (losses) gains on cash flow hedges	—	—	—	(1)	—	(1)	10	(4)	6
Reclassification of (gains) losses included in net income	—	—	—	—	—	—	(12)	5	(7)
Available for Sale Securities:
Net unrealized gains on available for sale securities	—	—	—	—	—	—	2	—	2
Reclassification of gains included in net income	—	—	—	—	—	—	(4)	—	(4)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3	(1)	2	5	(1)	4	8	(3)	5
Net actuarial (losses) gains and prior service costs	(32)	8	(24)	6	(2)	4	21	(8)	13
Total Other Comprehensive Income (Loss)	$13	$(2)	$11	$(264)	$(10)	$(274)	$191	$13	$204
Comprehensive Income			1,440			1,046			1,212
Less: comprehensive income (loss) attributable to noncontrolling interests			11			(12)			19
Comprehensive Income Attributable to Moody’s			$1,429			$1,058			$1,193
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2019 10-K     65

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,832	$1,685
Short-term investments	98	133
Accounts receivable, net of allowances of $43 in 2019 and $43 in 2018	1,419	1,287
Other current assets	330	282
Total current assets	3,679	3,387
Property and equipment, net	292	320
Operating lease right-of-use assets	456	—
Goodwill	3,722	3,781
Intangible assets, net	1,498	1,566
Deferred tax assets, net	229	197
Other assets	389	275
Total assets	$10,265	$9,526
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$773	$696
Current portion of operating lease liabilities	89	—
Current portion of long-term debt	—	450
Deferred revenue	1,050	953
Total current liabilities	1,912	2,099
Non-current portion of deferred revenue	112	122
Long-term debt	5,581	5,226
Deferred tax liabilities, net	357	352
Uncertain tax positions	477	495
Operating lease liabilities	485	—
Other liabilities	504	576
Total liabilities	9,428	8,870
Contingencies (Note 22)
Redeemable noncontrolling interest	6	—
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2019 and December 31, 2018, respectively.	3	3
Capital surplus	642	601
Retained earnings	9,656	8,594
Treasury stock, at cost; 155,215,143 and 151,598,695 shares of common stock at December 31, 2019 and December 31, 2018, respectively	(9,250)	(8,313)
Accumulated other comprehensive loss	(439)	(426)
Total Moody’s shareholders’ equity	612	459
Noncontrolling interests	219	197
Total shareholders’ equity	831	656
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$10,265	$9,526
The accompanying notes are an integral part of the consolidated financial statements.
66     MOODY'S 2019 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$1,429	$1,320	$1,008
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	200	192	158
Stock-based compensation	136	130	123
Deferred income taxes	(38)	(99)	88
CCXI Gain	—	—	(60)
Purchase Price Hedge Gain	—	—	(111)
ROU Asset impairment & other non-cash restructuring/impairment charges	38	—	—
Loss pursuant to the divestiture of MAKS	14	—	—
Changes in assets and liabilities:
Accounts receivable	(134)	(136)	(148)
Other current assets	(88)	(9)	(70)
Other assets	(69)	(17)	12
Lease obligations	(16)	—	—
Accounts payable and accrued liabilities	77	(134)	(638)
Restructuring liability	—	42	(6)
Deferred revenue	76	139	73
Unrecognized tax positions and other non-current tax liabilities	8	59	63
Other liabilities	42	(26)	263
Net cash provided by operating activities	1,675	1,461	755
Cash flows from investing activities
Capital additions	(69)	(91)	(91)
Purchases of investments	(138)	(193)	(170)
Sales and maturities of investments	174	161	239
Receipts from Purchase Price Hedge	—	—	111
Cash received upon disposal of a business, net of cash transferred to purchaser	226	6	—
Cash paid for acquisitions, net of cash acquired	(162)	(289)	(3,511)
Receipts from settlements of net investment hedges	12	—	2
Payments for settlements of net investment hedges	(7)	—	—
Net cash provided by (used in) investing activities	36	(406)	(3,420)
Cash flows from financing activities
Issuance of notes	824	1,090	2,292
Repayment of notes	(950)	(800)	(300)
Issuance of commercial paper	1,317	989	1,837
Repayment of commercial paper	(1,320)	(1,120)	(1,707)
Proceeds from stock-based compensation plans	45	47	56
Repurchase of shares related to stock-based compensation	(77)	(62)	(49)
Treasury shares	(991)	(203)	(200)
Dividends	(378)	(337)	(290)
Dividends to noncontrolling interests	(3)	(5)	(3)
Payment for noncontrolling interest	(12)	—	(9)
Debt issuance costs, extinguishment costs and related fees	(18)	(11)	(27)
Net cash used in financing activities	(1,563)	(412)	1,600
Effect of exchange rate changes on cash and cash equivalents	(1)	(30)	85
Increase (decrease) in cash and cash equivalents	147	613	(980)
Cash and cash equivalents, beginning of period	1,685	1,072	2,052
Cash and cash equivalents, end of period	$1,832	$1,685	$1,072
The accompanying notes are an integral part of the consolidated financial statements
MOODY'S 2019 10-K     67

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Deficit	Non- Controlling Interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2016	342.9	$3	$477	$6,689	(152.2)	$(8,030)	$(364)	$(1,225)	$198	$(1,027)
Net income				1,001				1,001	7	1,008
Dividends ($1.14 per share)				(220)				(220)	(3)	(223)
Adoption of ASU 2016-16				(5)				(5)		(5)
Stock-based compensation			123					123		123
Shares issued for stock-based compensation plans at average cost, net			(67)		1.9	77		10		10
Purchase of noncontrolling interest			(4)					(4)	(1)	(5)
Treasury shares repurchased					(1.6)	(200)		(200)		(200)
Currency translation adjustment, net of net investment hedge activity (net of tax of $23 million)							176	176	13	189
Net actuarial gains and prior service cost (net of tax of $8 million)							13	13		13
Amortization of prior service costs and actuarial losses (net of tax of $3 million)							5	5		5
Net unrealized gain on available for sale securities							(1)	(1)	(1)	(2)
Net realized and unrealized gain on cash flow hedges (net of tax of $1 million)							(1)	(1)		(1)
Balance at December 31, 2017	342.9	$3	$529	$7,465	(151.9)	$(8,153)	$(172)	$(328)	$213	$(115)
The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)
68     MOODY'S 2019 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ (Deficit) Equity	Non- Controlling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2017	342.9	$3	$529	$7,465	(151.9)	$(8,153)	$(172)	$(328)	$213	$(115)
Net income				1,310				1,310	10	1,320
Dividends ($1.76 per share)				(339)				(339)	(4)	(343)
Adoption of New Revenue Accounting Standard				156				156		156
Adoption of ASU 2016-01				2			(2)	—		—
Stock-based compensation			131					131		131
Shares issued for stock-based compensation plans at average cost, net			(59)		1.5	43		(16)		(16)
Treasury shares repurchased					(1.2)	(203)		(203)		(203)
Currency translation adjustment, net of net investment hedge activity (net of tax of $7 million)							(259)	(259)	(22)	(281)
Net actuarial gains and prior service cost (net of tax of $2 million)							4	4		4
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							4	4		4
Net realized and unrealized gain on cash flow hedges (net of tax of $1 million)							(1)	(1)		(1)
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)
MOODY'S 2019 10-K     69

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656
Net income				1,422				1,422	7	1,429
Dividends ($2.00 per share)				(380)				(380)	(3)	(383)
Adoption of ASU 2018-02 (See Note 1)				20			(20)	—		—
Stock-based compensation			136					136		136
Shares issued for stock-based compensation plans at average cost, net			(70)		1.6	38		(32)		(32)
Purchase of noncontrolling interest			(9)					(9)	(3)	(12)
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								—	17	17
Treasury shares repurchased			(16)		(5.2)	(975)		(991)		(991)
Currency translation adjustment, net of net investment hedge activity (net of tax of $9 million)							29	29	4	33
Net actuarial gains and prior service cost (net of tax of $8 million)							(24)	(24)		(24)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831

The accompanying notes are an integral part of the consolidated financial statements.
70     MOODY'S 2019 10-K

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollar and share amounts in millions, except per share data)

NOTE 1  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a provider of (i) credit ratings and assessment services; (ii) credit, capital markets and economic research, data and analytical tools; (iii) software solutions that support financial risk management activities; (iv) quantitatively derived credit scores; (v) learning solutions and certification services; (vi) offshore financial research and analytical services (this business was divested with the sale of MAKS in the fourth quarter of 2019); and (vii) company information and business intelligence products. Moody’s reports in two reportable segments: MIS and MA.
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
On November 8, 2019, the Company sold the MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS are reported within the MA segment (and PS LOB) through the closing of the transaction in the fourth quarter.
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
The adoption of the New Lease Accounting Standard resulted in the recognition of ROU Assets and lease liabilities of approximately $518 million and $622 million, respectively, at January 1, 2019, consisting primarily of operating leases relating to office space. Pursuant to this transition adjustment, the Company also recognized approximately $150 million and approximately $125 million in additional deferred tax assets and liabilities, respectively. Compared to previous guidance, the New Lease Accounting Standard does not significantly change the method by which a lessee should recognize, measure and present expenses and cash flows arising from a lease. Refer to Note 2 for a more fulsome description of the Company’s accounting policy relating to the New Lease Accounting Standard, which includes a discussion relating to the pattern of operating lease expense recognition (both prior to and subsequent to an impairment of an ROU Asset).
In the first quarter of 2019, the Company adopted ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. Under previous GAAP, adjustments to deferred tax assets and liabilities related to a change in tax laws or rates were included in income from continuing operations, even in situations where the related items were originally recognized in OCI (commonly referred to as a “stranded tax effect”). The provisions of this ASU permit the reclassification of the stranded tax effect related to the Tax Act from AOCI to retained earnings. In the first quarter of 2019, the Company reclassified $20 million of tax benefits from AOCI to retained earnings relating to the aforementioned stranded tax effect of the Tax Act.
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
MOODY'S 2019 10-K     71

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)” using the modified retrospective approach. Under the previous accounting guidance, the reduction to reported 2018 revenue, operating income and Net Income would have been a reduction of $13 million, $24 million and $19 million, respectively.
Reclassification of Previously Reported Revenue by LOB
There were certain organizational/product realignments in both MIS and MA in the first quarter of 2019. Accordingly, in MIS, revenue from REITs, which was previously classified in the SFG LOB, is now classified in the CFG LOB. In MA, revenue relating to the Bureau van Dijk FACT product (a credit assessment and origination solution), which was previously classified in RD&A, is now classified in the ERS LOB. Accordingly, 2018 and 2017 revenue by LOB was reclassified to conform with this new presentation, as follows:

MIS	As previously reported	Reclassification	As Reclassified	MA	As previously reported	Reclassification	As Reclassified
Full year 2018
CFG	$1,334	$45	$1,379	RD&A	$1,134	$(13)	$1,121
SFG	$526	$(45)	$481	ERS	$438	$13	$451

Full year 2017
CFG	$1,393	$55	$1,448	RD&A	$833	$(7)	$826
SFG	$495	$(55)	$440	ERS	$448	$7	$455

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
72     MOODY'S 2019 10-K

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
For purposes of assessing the recoverability of goodwill, the Company has seven primary reporting units at December 31, 2019: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: Content, ERS, MALS, Bureau van Dijk, and Reis.
Impairment of long-lived assets and definite-lived intangible assets
Long-lived assets (including ROU Assets) and amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Under the first step of the recoverability assessment, the Company compares the estimated undiscounted future cash flows attributable to the asset or asset group to their carrying value. If the undiscounted future cash flows are greater than the carrying value, no further assessment is required. If the undiscounted future cash flows are less than the carrying value, Moody's proceeds with step two of the assessment. Under step two of this assessment, Moody's is required to determine the fair value of the asset or asset group (reduced by the estimated cost to sell the asset for assets or disposal groups held-for-sale) and recognize an impairment loss if the carrying amount exceeds its fair value.
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
MOODY'S 2019 10-K     73

Revenue Recognition and Costs to Obtain or Fulfill a Contract with a Customer
Revenue recognition:
Revenue is recognized when control of promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
When contracts with customers contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to each distinct performance obligation on a relative SSP basis. The Company determines the SSP by using the price charged for a deliverable when sold separately or uses management’s best estimate of SSP for goods or services not sold separately using estimation techniques that maximize observable data points, including: internal factors relevant to its pricing practices such as costs and margin objectives; standalone sales prices of similar products; pricing policies; percentage of the fee charged for a primary product or service relative to a related product or service; and customer segment and geography. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends.
Sales, usage-based, value added and other taxes are excluded from revenues.
MIS Revenue
In the MIS segment, revenue arrangements with multiple elements are generally comprised of two distinct performance obligations, a rating and the related monitoring service. Revenue attributed to ratings of issued securities is generally recognized when the rating is delivered to the issuer. Revenue attributed to monitoring of issuers or issued securities is recognized ratably over the period in which the monitoring is performed, generally one year. In the case of certain structured finance products, primarily CMBS, issuers can elect to pay all of the annual monitoring fees upfront. These fees are deferred and recognized over the future monitoring periods based on the expected lives of the rated securities.
MIS arrangements generally have standard contractual terms for which the stated payments are due at conclusion of the ratings process for ratings and either upfront or in arrears for monitoring services; and are signed by customers either on a per issue basis or at the beginning of the relationship with the customer. In situations when customer fees for an arrangement may be variable, the Company estimates the variable consideration at inception using the expected value method based on analysis of similar contracts in the same line of business, which is constrained based on the Company’s assessment of the realization of the adjustment amount.
The Company allocates the transaction price within arrangements that include multiple performance obligations based upon the relative SSP of each service. The SSP for both rating and monitoring services is generally based upon observable selling prices where the rating or monitoring service is sold separately to similar customers.
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
Revenue from research, data and other hosted subscriptions is recognized ratably over the related subscription period as MA's performance obligation to provide access to these products is progressively fulfilled over the stated term of the contract. A large portion of these services are invoiced in the months of November, December and January.
Revenue from the sale of a software license, when considered distinct from the related software implementation services, is generally recognized at the time the product master or first copy is delivered or transferred to the customer. However, in instances where the software license (perpetual or subscription) and related implementation services are considered to be one combined performance obligation, revenue is recognized over time using cost based input methods. These methods require judgment to evaluate assumptions, including the total estimated costs to determine progress towards contract completion and to calculate the corresponding amount of revenue to recognize, which is consistent with the pattern of recognition for the software implementation services if considered to be a separate distinct performance obligation. The Company exercises judgment in determining the level of integration and interdependency between the promise to grant the software license and the promise to deliver the related implementation services. This determination influences whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the implementation services and recognized over time. PCS is generally recognized ratably over the contractual period commencing when the software license is fully delivered. Revenue from installed software subscriptions, which includes PCS, is bifurcated into a software license performance obligation and a PCS performance obligation, which follow the patterns of recognition described above.
For implementation services and other service projects within the ERS and ESA businesses for which fees are fixed, the Company determined progress towards completion is most accurately measured on a percentage-of-completion basis (input method) as this approach utilizes the most directly observable data points and is therefore used to recognize the related revenue. For implementation services where price varies based on time expended, a time-based measure of progress towards completion of the performance obligation is utilized.
74     MOODY'S 2019 10-K

Revenue from professional services rendered within the PS LOB is generally recognized as the services are performed over time.
Products and services offered within the MA segment are sold either stand-alone or together in various combinations. In instances where an arrangement contains multiple performance obligations, the Company accounts for the individual performance obligations separately if they are considered distinct. Revenue is generally allocated to all performance obligations based upon the relative SSP at contract inception. For certain performance obligations, judgment is required to determine the SSP. Revenue is recognized for each performance obligation based upon the conditions for revenue recognition noted above.
In the MA segment, customers usually pay a fixed fee for the products and services based on signed contracts. However, accounting for variable consideration is applied mainly for: i) estimates for cancellation rights and price concessions and ii) T&M based services.
The Company estimates the variable consideration associated with cancellation rights and price concessions based on the expected amount to be provided to customers and reduces the amount of revenue to be recognized. T&M based contracts represent about half of MA’s service projects within the ERS and ESA businesses. The Company provides agreed upon services at a contracted daily or hourly rate. The commitment represents a series of goods and services that are substantially the same and have the same pattern of transfer to the customer. As such, if T&M services are sold with other MA products, the Company allocates the variable consideration entirely to the T&M performance obligation if the services are sold at standard pricing or at a similar discount level compared to other performance obligations in the same revenue contract. If these criteria are not met, the Company estimates variable consideration for each performance obligation upfront. Each form of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.
Costs to Obtain or Fulfill a Contract with a Customer:
Costs to obtain a contract with a customer
Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense on a systematic basis consistent with the transfer of the products or services to the customer. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. The Company had a balance of $159 million and $110 million in such deferred costs as of December 31, 2019 and December 31, 2018, respectively, and recognized $53 million and $38 million of related amortization during the years ended December 31, 2019 and December 31, 2018, respectively, which is included within SG&A expenses in the consolidated statement of operations. Costs incurred to obtain customer contracts are only in the MA segment.
Cost to fulfill a contract with a customer
Costs incurred to fulfill customer contracts, are deferred and recorded within other current assets and other assets when such costs relate directly to a contract, generate or enhance resources of the Company that will be used in satisfying performance obligations in the future and the Company expects to recover those costs.
The Company capitalizes work-in-process costs for in-progress MIS ratings, which is recognized consistent with the rendering of the related services to the customers, as ratings are issued. The Company had a balance of $11 million in such deferred costs as of December 31, 2019 and December 31, 2018 and recognized $42 million and $40 million of amortization of the costs during the years ended December 31, 2019 and December 31, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.
In addition, within the MA segment, the Company capitalizes royalty costs related to third-party information data providers associated with hosted company information and business intelligence products. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. The Company had a balance of $40 million and $35 million in such deferred costs as of December 31, 2019 and December 31, 2018, respectively, and recognized $56 million and $54 million of related amortization during the years ended December 31, 2019 and December 31, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.
Accounts Receivable Allowances
Moody’s records variable consideration in respect of estimated future adjustments to customer billings as an adjustment to revenue using the expected value method based on analysis of similar contracts in the same line of business. Such amounts are reflected as additions to the accounts receivable allowance. Additionally, estimates of uncollectible accounts are recorded as bad debt expense and are reflected as additions to the accounts receivable allowance. Actual billing adjustments are recorded against the allowance, depending on the nature of the adjustment. Actual uncollectible account write-offs are recorded against the allowance. Moody’s evaluates its accounts receivable allowance by reviewing and assessing historical collection and adjustment experience and the current status of customer accounts. Moody’s also considers the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Based on its analysis, Moody’s adjusts its allowance as considered appropriate in the circumstances.
MOODY'S 2019 10-K     75

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
76     MOODY'S 2019 10-K

Operating Expenses
Operating expenses include costs associated with the development and production of the Company’s products and services and their delivery to customers. These expenses principally include employee compensation and benefits and travel costs that are incurred in connection with these activities. Operating expenses are charged to income as incurred, except for certain costs related to software implementation services, which may be deferred until related revenue is recognized. Additionally, certain costs incurred to develop internal use software are capitalized and amortized over their estimated useful life.
Selling, General and Administrative Expenses
SG&A expenses include such items as compensation and benefits for corporate officers and staff and compensation and other expenses related to sales. They also include items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets. SG&A expenses are charged to income as incurred, except for certain expenses incurred to develop internal use software (which are capitalized and amortized over their estimated useful life) and the deferral of sales commissions in the MA segment (which are recognized in the period in which the related revenue is recognized).
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
Comprehensive Income
Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial gains and losses and net prior service costs related to pension and other retirement plans, gains and losses on derivative instruments designated as net investment hedges or cash flow hedges and unrealized gains and losses on securities designated as ‘available-for-sale’ under ASC Topic 320 (for periods prior to January 1, 2018). Comprehensive income items, including cumulative translation adjustments of entities that are less-than-wholly-owned subsidiaries, will be reclassified to noncontrolling interests and thereby, adjusting accumulated other comprehensive income proportionately in accordance with the percentage of ownership interest of the NCI shareholder.
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
Fair Value of Financial Instruments
The Company’s financial instruments include cash, cash equivalents, trade receivables and payables, and certain short-term investments consisting primarily of certificates of deposit and money market deposits, all of which are short-term in nature and, accordingly, approximate fair value.
The Company also invests in mutual funds, which are accounted for as equity securities with readily determinable fair values under ASC Topic 321. Beginning in the first quarter of 2018, the Company measures these investments at fair value with both realized gains and losses and unrealized holding gains and losses for these investments included in net income.
Prior to January 1, 2018, the investments in mutual funds were designated as ‘available for sale’ under Topic 320 of the ASC. Accordingly, unrealized gains and losses on these investments were recorded to other comprehensive income and were reclassified out of accumulated other comprehensive income to the statement of operations when the investment matured or was sold using a specific identification method.
Also, the Company uses derivative instruments to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value on the Company’s consolidated balance sheets.
MOODY'S 2019 10-K     77

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
The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposits and high-grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2019 and 2018. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2019 or 2018.
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
Recently Issued Accounting Pronouncements
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
78     MOODY'S 2019 10-K

ASU No. 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted in annual and interim reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. This ASU also sets forth new disclosure requirements relating to financial assets within its scope.
The most notable impact of this ASU to Moody's relates to the Company's processes around the assessment of its allowance for doubtful accounts on accounts receivable. The Company has updated its policies and procedures in order to implement the “expected credit loss” impairment model, which includes (1) refinement of the grouping of receivables with similar risk characteristics; and (2) processes to identify information that can be used to develop reasonable and supportable forecasts of factors that could affect the collectability of the reported amount of the receivable. The cumulative-effect adjustment to retained earnings upon adoption of this ASU is not material, and the Company does not expect the ASU to have a significant future impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company will be required to present the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e. operating and SG&A expense) and classify the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). This ASU also requires capitalization of implementation costs in the balance sheet to be consistent with the location of prepayment of fees for the hosting element (i.e. within other current assets or other assets). The Company will adopt this ASU prospectively to all implementation costs incurred after the date of adoption. The future impact to the Company's financial statements will relate to the aforementioned classification of these capitalized costs and related amortization.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The ASU is effective for all entities for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote consistency among reporting entities. Certain amendments within this ASU are required to be applied on a prospective basis, while other amendments must be applied on a retrospective or modified retrospective basis. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
MOODY'S 2019 10-K     79

NOTE 3  REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2019	2018	2017 (1)
MIS:
Corporate finance (CFG)(3)
Investment-grade	$379	$271	$335
High-yield	258	175	254
Bank loans	313	379	351
Other accounts (CFG) (2)	547	554	508
Total CFG	1,497	1,379	1,448
Structured finance (SFG)(3)
Asset-backed securities	99	107	97
RMBS	95	98	89
CMBS	81	78	87
Structured credit	148	196	165
Other accounts (SFG)	4	2	2
Total SFG	427	481	440
Financial institutions (FIG)
Banking	320	290	300
Insurance	119	114	102
Managed investments	25	25	22
Other accounts (FIG)	12	13	12
Total FIG	476	442	436
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	222	185	218
Project and infrastructure	224	206	213
Total PPIF	446	391	431
Total ratings revenue	2,846	2,693	2,755
MIS Other	29	19	19
Total external revenue	2,875	2,712	2,774
Intersegment royalty	134	124	112
Total MIS	3,009	2,836	2,886
MA:
Research, data and analytics (RD&A)(4)	1,273	1,121	826
Enterprise risk solutions (ERS)(4)	522	451	455
Professional services (PS)	159	159	149
Total external revenue	1,954	1,731	1,430
Intersegment revenue	9	12	16
Total MA	1,963	1,743	1,446
Eliminations	(143)	(136)	(128)
Total MCO	$4,829	$4,443	$4,204
(1)Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.
(2)Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
(3)Pursuant to certain organizational realignments in 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior year revenue by LOB has been reclassified to conform to this new presentation.
(4)Pursuant to organizational/product realignments in 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior year revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.
80     MOODY'S 2019 10-K

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017 (1)
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MIS:
Corporate finance(2)	$968	$529	$1,497	$894	$485	$1,379	$961	$487	$1,448
Structured finance(2)	270	157	427	301	180	481	288	152	440
Financial institutions	200	276	476	194	248	442	186	250	436
Public, project and infrastructure finance	282	164	446	229	162	391	266	165	431
Total ratings revenue	1,720	1,126	2,846	1,618	1,075	2,693	1,701	1,054	2,755
MIS Other	1	28	29	1	18	19	1	18	19
Total MIS	1,721	1,154	2,875	1,619	1,093	2,712	1,702	1,072	2,774
MA:
Research, data and analytics (3)	558	715	1,273	481	640	1,121	424	402	826
Enterprise risk solutions (3)	201	321	522	170	281	451	167	288	455
Professional services	64	95	159	60	99	159	55	94	149
Total MA	823	1,131	1,954	711	1,020	1,731	646	784	1,430
Total MCO	$2,544	$2,285	$4,829	$2,330	$2,113	$4,443	$2,348	$1,856	$4,204
(1)Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.
(2)Pursuant to certain organizational realignments in 2019, MIS now reports revenue from REITs, which was previously classified in the SFG LOB, as a component of the CFG LOB. The amounts reclassified were not material and prior years revenue by LOB has been reclassified to conform to this new presentation.
(3)Pursuant to organizational/product realignments in 2019, revenue relating to the Bureau van Dijk FACT product, a credit assessment and origination software solution, is now reported in the ERS LOB. This revenue was previously reported in the RD&A LOB. Prior years revenue by LOB has been reclassified to conform to this new presentation, and the amounts reclassified were not material.

The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2019	2018	2017
MIS:
U.S.	$1,721	$1,619	$1,702
Non-U.S.:
EMEA	686	669	638
Asia-Pacific	320	300	292
Americas	148	124	142
Total Non-U.S.	1,154	1,093	1,072
Total MIS	2,875	2,712	2,774
MA:
U.S.	823	711	646
Non-U.S.:
EMEA	760	708	494
Asia-Pacific	231	193	179
Americas	140	119	111
Total Non-U.S.	1,131	1,020	784
Total MA	1,954	1,731	1,430
Total MCO	$4,829	$4,443	$4,204
MOODY'S 2019 10-K     81

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

	Year Ended December 31,
	2019			2018			2017 (2)
	Transaction (1)	Relationship	Total	Transaction (1)	Relationship	Total	Transaction (1)	Relationship	Total
Corporate Finance	$1,057	$440	$1,497	$949	$430	$1,379	$1,053	$395	$1,448
	71%	29%	100%	69%	31%	100%	73%	27%	100%
Structured Finance	$246	$181	$427	$310	$171	$481	$279	$161	$440
	58%	42%	100%	64%	36%	100%	63%	37%	100%
Financial Institutions	$212	$264	$476	$187	$255	$442	$195	$241	$436
	45%	55%	100%	42%	58%	100%	45%	55%	100%
Public, Project and Infrastructure Finance	$292	$154	$446	$238	$153	$391	$278	$153	$431
	65%	35%	100%	61%	39%	100%	65%	35%	100%
MIS Other	$2	$27	$29	$2	$17	$19	$3	$16	$19
	7%	93%	100%	11%	89%	100%	16%	84%	100%
Total MIS	$1,809	$1,066	$2,875	$1,686	$1,026	$2,712	$1,808	$966	$2,774
	63%	37%	100%	62%	38%	100%	65%	35%	100%
Research, data and analytics	$16	$1,257	$1,273	$18	$1,103	$1,121	$25	$801	$826
	1%	99%	100%	2%	98%	100%	3%	97%	100%
Enterprise risk solutions	$118	$404	$522	$99	$352	$451	$137	$318	$455
	23%	77%	100%	22%	78%	100%	30%	70%	100%
Professional services	$159	$—	$159	$159	$—	$159	$149	$—	$149
	100%	—%	100%	100%	—%	100%	100%	—%	100%
Total MA	$293	$1,661	$1,954	$276	$1,455	$1,731	$311	$1,119	$1,430
	15%	85%	100%	16%	84%	100%	22%	78%	100%
Total Moody’s Corporation	$2,102	$2,727	$4,829	$1,962	$2,481	$4,443	$2,119	$2,085	$4,204
	44%	56%	100%	44%	56%	100%	50%	50%	100%
(1) Revenue from software implementation services and risk management advisory projects in MA, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the table below).
(2) Prior period amounts have not been adjusted under the modified retrospective method of adoption for the New Revenue Accounting Standard.
The following table presents the timing of revenue recognition:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$1,809	$132	$1,941	$1,686	$99	$1,785
Revenue recognized over time	1,066	1,822	2,888	1,026	1,632	2,658
Total	$2,875	$1,954	$4,829	$2,712	$1,731	$4,443

82     MOODY'S 2019 10-K

Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables
At December 31, 2019 and December 31, 2018, accounts receivable included approximately $346 million and $312 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services and rating fees, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at December 31, 2019 and December 31, 2018, accounts receivable included approximately $53 million and $60 million, respectively, of unbilled receivables related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2019 are as follows:

	Year Ended December 31, 2019
	MIS	MA	Total
Balance at January 1, 2019	$325	$750	$1,075
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(209)	(714)	(923)
Increases due to amounts billable excluding amounts recognized as revenue during the period	202	789	991
Increases due to acquisitions during the period	3	6	9
Effect of exchange rate changes	1	9	10
Total changes in deferred revenue	(3)	90	87
Balance at December 31, 2019	$322	$840	$1,162
Deferred revenue - current	$214	$836	$1,050
Deferred revenue - noncurrent	$108	$4	$112
For the MA segment, for the year ended December 31, 2019, the increase in the deferred revenue balance was primarily due to organic growth.
Significant changes in the deferred revenue balances during the year ended December 31, 2018 are as follows:

	Year Ended December 31, 2018
	MIS	MA	Total
Balance at January 1, 2018 (after New Revenue Accounting Standard transition adjustment)	$334	$612	$946
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(218)	(590)	(808)
Increases due to amounts billable excluding amounts recognized as revenue during the period	216	730	946
Increases due to acquisitions during the period	—	16	16
Effect of exchange rate changes	(7)	(18)	(25)
Total changes in deferred revenue	(9)	138	129
Balance at December 31, 2018	$325	$750	$1,075
Deferred revenue—current	$207	$746	$953
Deferred revenue—noncurrent	$118	$4	$122
MOODY'S 2019 10-K     83

For the MA segment, for the year ended December 31, 2018, the increase in the deferred revenue balance was primarily due to organic growth and the Reis acquisition in the fourth quarter of 2018.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the table above for unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of December 31, 2019 as well as amounts not yet invoiced to customers as of December 31, 2019 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.7 billion. The Company expects to recognize into revenue approximately 70% of this balance within one year, approximately 20% of this balance between one to two years and the remaining amount thereafter.
NOTE 4  RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2019	2018	2017
Basic	189.3	191.6	191.1
Dilutive effect of shares issuable under stock-based compensation plans	2.3	2.8	3.1
Diluted	191.6	194.4	194.2
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.4	0.6
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2019, 2018 and 2017.
NOTE 5  ACCELERATED SHARE REPURCHASE PROGRAM
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

84     MOODY'S 2019 10-K

NOTE 6  CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$971	$—	$971	$866	$95	$10
Open ended mutual funds	$3	$—	$3	$—	$3	$—

	As of December 31, 2018
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Money market mutual funds	$15	$—	$15	$15	$—	$—
Certificates of deposit and money market deposit accounts (1)	$1,022	$—	$1,022	$904	$116	$2
Open ended mutual funds	$29	$4	$33	$—	$17	$16
(1)Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at December 31, 2019 and at December 31, 2018. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 18 months at December 31, 2019 and 14 to 36 months at December 31, 2018. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
NOTE 7  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	Notional Amount As of December 31,		Floating Interest Rate
Hedged Item		2019	2018
2010 Senior Notes due 2020	Pay Floating/Receive Fixed	$—	$500	3-month LIBOR
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	$500	$500	3-month LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$—	3-month LIBOR
Total		$1,080	$1,330
Refer to Note 19 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
MOODY'S 2019 10-K     85

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of Income Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2019	2018	2017
Interest expense, net		$(208)	$(215)	$(209)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$3	$(2)	$7
Fair value changes on interest rate swaps	Interest expense, net	25	2	(9)
Fair value changes on hedged debt	Interest expense, net	$(25)	$(2)	$9
Cash flow hedges
In the fourth quarter of 2018, the Company entered into and settled $250 million notional amount treasury rate locks, which were designated as cash flow hedges and used to manage the Company’s interest rate risk associated with the anticipated issuance of the 2018 Senior Notes Due 2029, which are more fully discussed in Note 19. The Company settled these treasury rate locks in December 2018 in connection with the issuance of the 2018 Senior Notes Due 2029. The loss on these treasury rate locks was recorded in comprehensive income (see tables below relating to gains and losses on cash flow and net investment hedges) and will be amortized to interest expense over the term of the 2018 Senior Notes Due 2029.
Net Investment Hedges
The Company has designated €500 million of the 2015 Senior Notes Due 2027 and €750 million of the 2019 Senior Notes due 2030 as net investment hedges. These hedges are designated as accounting hedges under the applicable sections of ASC Topic 815 and will end upon the repayment of the notes in 2027 and 2030, respectively, unless terminated early at the discretion of the Company.
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table provides information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

December 31, 2019
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	931	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,010		$2,300

As of December 31, 2019, these hedges will expire and the notional amounts will be settled in 2021, 2022, 2023, and 2024 for €688 million, €438 million, €442 million and €442 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

December 31, 2018
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Floating/Receive Floating	€710	Based on 3-month EURIBOR	$830	Based on 3-month USD LIBOR
Total	€710		$830

86     MOODY'S 2019 10-K

The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax					Amount of Gain/(Loss) Reclassified from AOCI into Income, net of tax				Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,					Year Ended December 31,				Year Ended December 31,
	2019		2018	2017	(2)	2019	2018	2017	(2)	2019	(3)	2018	(3)	2017
FX forward contracts	$4		$—	$1		$2	$—	$—		$—		$—		$—
Cross currency swaps	29		12	—		—	—	—		52		11		—
Long-term debt	(7)	(1)	22	(37)		—	—	—		—		—		—
Total net investment hedges	$26		$34	$(36)		$2	$—	$—		$52		$11		$—
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—		$2	$6		$—	$—	$8		$—		$—		$—
Interest rate contracts	—		(2)	—		—	—	(1)		—		—		—
Total cash flow hedges	—		—	6		—	—	7		—		—		—
Total	$26		$34	$(30)		$2	$—	$7		$52		$11		$—
(1)Due to the Company's adoption of ASU 2018-02 during 2019, $3 million related to the tax effect of this net investment hedge was reclassified to retained earnings. Refer to Note 1 for further details.
(2)For the year ended December 31, 2017, amount of gain or (loss) represents only the effective portion of the hedging relationship as this period was prior to the Company’s 2018 initial application of ASU 2017-12.
(3)Effective with the adoption of ASU 2017-12, the Company has elected to assess the effectiveness of its net investment hedges based on changes in spot exchange rates. Accordingly, amounts related to cross-currency swaps recognized directly into Net Income during 2018 and 2019 represent net periodic interest settlements and accruals, which are recognized in interest expense, net.

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	December 31, 2019	December 31, 2018
Net investment hedges
Cross currency swaps	$41	$12
FX forwards	26	24
Long-term debt	(13)	(3)
Total net investment hedges	54	33
Cash flow hedges
Interest Rate Contract	(2)	(2)
Cross-currency swap	2	2
Total cash flow hedges	—	—
Total net gain in AOCI	$54	$33
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through February 2020.
MOODY'S 2019 10-K     87

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2019			December 31, 2018
Notional Amount of Currency Pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$235		£178	$310		£241
Contracts to sell USD for Japanese Yen	$29		¥3,200	$14		¥1,600
Contracts to sell USD for Canadian dollars	$83	C$	110	$99	C$	130
Contracts to sell USD for Singapore dollars	$41	S$	56	$—	S$	—
Contracts to sell USD for Euros	$421		€378	$213		€185
Contracts to sell Euros for GBP	€25		£21	€—		£—
NOTE: € = Euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar
Foreign Exchange Options and forward contracts relating to the acquisition of Bureau van Dijk
The Company entered into a foreign currency collar in 2017 consisting of option contracts to economically hedge the Bureau van Dijk euro denominated purchase price (as discussed further in Note 9 of the financial statements). These option contracts were not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. The foreign currency option contracts consisted of separate put and call options each in the aggregate notional amount of €2.7 billion. This collar was settled at the end of July 2017, in advance of the August 10, 2017 closing of the Bureau van Dijk acquisition.
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
The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2019	2018	2017
FX forwards	Other non-operating expense, net	$(11)	$(52)	$22
FX collar relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	—	101
FX forwards relating to Bureau van Dijk acquisition	Purchase Price Hedge Gain	—	—	10
		$(11)	$(52)	$133
88     MOODY'S 2019 10-K

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	December 31, 2019	December 31, 2018
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$56	$19
Interest rate swaps designated as fair value hedges	Other assets	27	8
Total derivatives designated as accounting hedges		83	27
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	9	1
Total assets		$92	$28
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$—	$3
Interest rate swaps	Other liabilities	—	5
Total derivatives designated as accounting hedges		—	8
Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	1,403	572
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	—	8
Total liabilities		$1,403	$588

NOTE 8  PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2019	2018
Office and computer equipment (3 - 10 year estimated useful life)	$221	$242
Office furniture and fixtures (3 - 10 year estimated useful life)	51	52
Internal-use computer software (1 - 10 year estimated useful life)	619	574
Leasehold improvements and building (1 - 21 year estimated useful life)	240	242
Total property and equipment, at cost	1,131	1,110
Less: accumulated depreciation and amortization	(839)	(790)
Total property and equipment, net	$292	$320
Depreciation and amortization expense related to the above assets was $97 million, $90 million, and $97 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MOODY'S 2019 10-K     89

NOTE 9  ACQUISITIONS
The following is a discussion of material acquisitions completed by the Company. The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not qualify for separate recognition.
Reis
On October 15, 2018, a subsidiary of the Company acquired 100% of Reis, Inc., a provider of commercial real estate market information and analytical tools to real estate professionals. The cash payment of $278 million was funded with cash on hand. The acquisition further expands Moody’s Analytics’ network of data and analytics providers in the commercial real estate space.
Shown below is the final purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)
Current assets		$32
Property and equipment		4
Intangible assets:
Customer relationships (14 year weighted average life)	$77
Database (5 year weighted average life)	13
Product technology (7 year weighted average life)	10
Trade name (10 year weighted average life)	4
Total intangible assets (12 year weighted average life)		104
Goodwill		183
Deferred tax assets		13
Liabilities:
Deferred revenue	$(14)
Accounts payable and accrued liabilities	(20)
Deferred tax liabilities	(24)
Total liabilities		(58)
Net assets acquired		$278

Current assets in the table above include acquired cash of $24 million. Additionally, current assets include accounts receivable of approximately $6 million.
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
Reis is a separate reporting unit for the purposes of the Company’s annual goodwill impairment assessment.
Transaction costs
Transaction costs directly related to the Reis acquisition were not material.
90     MOODY'S 2019 10-K

Bureau van Dijk
On August 10, 2017, a subsidiary of the Company acquired 100% of Yellow Maple I B.V., an indirect parent company of Bureau van Dijk Electronic Publishing B.V., a global provider of business intelligence and company information products. The cash payment of $3,542 million was funded with a combination of cash on hand, primarily offshore, and new debt financing.
Shown below is the final purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)
Current assets		$158
Property and equipment		4
Intangible assets:
Customer relationships (23 year weighted average life)	$999
Product technology (12 year weighted average life)	259
Trade name (18 year weighted average life)	82
Database (10 year weighted average life)	13
Total intangible assets (21 year weighted average life)		1,353
Goodwill		2,615
Other assets		6
Liabilities:
Deferred revenue	(101)
Accounts payable and accrued liabilities	(44)
Deferred tax liabilities, net	(330)
Other liabilities	$(119)
Total liabilities		(594)
Net assets acquired		$3,542
Current assets in the table above include acquired cash of $36 million. Additionally, current assets include accounts receivable of approximately $88 million (net of an allowance for uncollectible accounts of $4 million).
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
Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the year ended December 31, 2017 as if the acquisition of Bureau van Dijk occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2016. The unaudited pro forma information includes amortization of acquired intangible assets based on the purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.
MOODY'S 2019 10-K     91

(Amounts in millions)	For the year ended December 31, 2017
Pro forma Revenue	$4,415
Pro forma Net Income attributable to Moody’s	$1,012
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
Other Acquisitions and Strategic Initiatives
Below is a discussion of acquisitions and other strategic initiatives executed by the Company during the years ended December 31, 2019, 2018 and 2017. The purchase prices for these acquisitions were not material and the near term impact to the Company's financial statements is not expected to be material.
The following strategic initiatives operate in the MIS reportable segment:
In October 2019, the Company acquired a minority stake in SynTao Green Finance (STFG), a provider of ESG data and analytics based in and serving China.
In July 2019, the Company acquired a majority stake in Four Twenty Seven, Inc., a provider of data, intelligence, and analysis related to physical climate risks. Four Twenty Seven Climate Solutions revenue is reported in the MIS Other LOB. In connection with this transaction, Moody's recognized a Redeemable Non-controlling Interest for the portion of Four Twenty Seven which the Company does not own. This Redeemable Non-controlling interest was not material.
In April 2019, the Company acquired a majority stake in Vigeo Eiris, a provider of Environmental, Social and Governance (ESG) research, data and assessments. The acquisition furthers Moody’s objective of promoting global standards for ESG for use by market participants. Vigeo Eiris' revenue will be reported in the MIS Other LOB.
The following strategic initiatives operate in the MA reportable segment:
In October 2019, the Company acquired the ABS Suite business, which includes a software platform used by issuers and trustees for the administration of asset-backed and mortgage-backed securities programs. ABS Suite revenue is reported in the RD&A LOB.
In July 2019, the Company acquired RiskFirst, a company providing risk analytic solutions for the asset management and pension fund communities. RiskFirst revenue is reported in the ERS LOB.
In August 2018, the Company acquired 100% of Omega Performance, a provider of online credit training. Revenue for Omega Performance is reported in the PS LOB.
In February 2017, a subsidiary of the Company acquired the structured finance data and analytics business of SCDM Financial. Revenue for SCDM is reported in the RD&A LOB.
The following strategic initiative is a corporate initiative:
In June 2019, the Company formed a joint venture with Team 8, a cybersecurity think tank and company creation platform, to establish a global standard for evaluating and assessing cyber risk for enterprises.
NOTE 10.  DIVESTITURE
On November 8, 2019, the Company completed the sale of MAKS to Equistone Partners Europe Limited (Equistone), a European private equity firm for $226 million in net cash proceeds. The final cash consideration received will be subject to customary post-closing completion adjustments.
This divestiture resulted in a loss of $14 million, which included $32 million of currency translation losses reclassified from AOCI to the statement of operations. Additionally, in connection with this divestiture, the Company has recorded a $43 million liability for certain indemnification provisions.
92     MOODY'S 2019 10-K

NOTE 11 GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill:

	Year Ended December 31, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$258	$—	$258	$3,535	$(12)	$3,523	$3,793	$(12)	$3,781
Additions/ adjustments (1)	53	—	53	61	—	61	114	—	114
Foreign currency translation adjustments	4	—	4	(14)	—	(14)	(10)	—	(10)
Divestiture of MAKS (See Note 10)	—	—	—	(163)	—	(163)	(163)	—	(163)
Ending balance	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722

	Year Ended December 31, 2018
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$285	$—	$285	$3,480	$(12)	$3,468	$3,765	$(12)	$3,753
Additions/ adjustments (2)	—	—	—	211	—	211	211	—	211
Foreign currency translation adjustments	(27)	—	(27)	(156)	—	(156)	(183)	—	(183)
Ending balance	$258	$—	$258	$3,535	$(12)	$3,523	$3,793	$(12)	$3,781
(1) The 2019 additions/adjustments for the MIS segment in the table above relate to the acquisitions of Vigeo Eiris and Four Twenty Seven. The 2019 additions/adjustments for the MA segment in the table above relate to the acquisitions of RiskFirst and ABS Suite.
(2) The 2018 additions/adjustments for the MA segment in the table above primarily relate to the acquisitions of Reis and Omega Performance.

MOODY'S 2019 10-K     93

Acquired intangible assets and related amortization consisted of:

	December 31,
	2019	2018
Customer relationships	$1,325	$1,368
Accumulated amortization	(235)	(214)
Net customer relationships	1,090	1,154
Trade secrets	30	30
Accumulated amortization	(29)	(28)
Net trade secrets	1	2
Software/product technology	372	353
Accumulated amortization	(131)	(102)
Net software/product technology	241	251
Trade names	150	155
Accumulated amortization	(30)	(34)
Net trade names	120	121
Other (1)	80	70
Accumulated amortization	(34)	(32)
Net other	46	38
Total	$1,498	$1,566
(1)Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$103	$102	$61
Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2020	$99
2021	99
2022	99
2023	96
2024	94
Thereafter	1,011
Total estimated future amortization	$1,498
Matters concerning the ICRA reporting unit
On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA's CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA's board of directors. ICRA has reported that the Securities and Exchange Board of India (SEBI) issued an adjudication order dated December 26, 2019 imposing a penalty of INR 25 lakh (approximately $35,000) on ICRA in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries. ICRA has further reported that: (i) it is appealing that order; and (ii) it has received a related "show cause" notice from SEBI asking ICRA to demonstrate why the penalty imposed should not be increased. In addition, ICRA has disclosed that it is addressing anonymous allegations that were forwarded to ICRA by SEBI, as well as certain additional allegations made during the course of the ongoing internal examination into those anonymous allegations. As of the date of this annual report on Form 10-K, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
94     MOODY'S 2019 10-K

NOTE 12 RESTRUCTURING
On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company currently estimates will result in annualized savings of approximately $60 million per year, a portion of which benefited 2019. The 2018 Restructuring Program, the scope of which was expanded in the second quarter of 2019, is now estimated to result in total pre-tax charges of $105 to $110 million. The 2018 Restructuring Program includes relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from recent acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and will entail approximately $50 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program is also anticipated to represent approximately $60 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program are anticipated to be approximately $60 million, which will be paid through 2021.
Total expenses included in the accompanying consolidated statements of operations relating to the aforementioned restructuring plan is as follows:

	Year Ended December 31,
	2019	2018	2017
2018 Restructuring Program	$60	$49	$—
Changes to the restructuring liability were as follows:

2018 Restructuring Program:	Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability (2)
Balance as of December 31, 2017	$—	$—	$—
Cost incurred and adjustments	33	12	45
Cash payments and adjustments	(3)	—	(3)
Balance as of December 31, 2018	$30	$12	$42
Adoption of New Lease Accounting Standard (1)	—	(11)	(11)
Cost incurred and adjustments	26	5	31
Cash payments and adjustments	(35)	(3)	(38)
Balance as of December 31, 2019	$21	$3	$24

Cumulative expense incurred to date	$59	$50
(1)Upon the adoption of the New Lease Accounting Standard, the Company recorded a reclassification of $11 million of liabilities in the first quarter of 2019 for costs associated with certain real estate leases which were exited in previous years, as a reduction of the ROU Asset capitalized upon adoption.
(2)The liability excludes $4 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases as well as $25 million of ROU Asset impairment charges for the year ended December 31, 2019. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those ROU assets subsequent to the impairment was $18 million, and is categorized as Level 3 within the ASC Topic 820 fair value hierarchy.
As of December 31, 2019, a majority of the remaining $24 million restructuring liability is expected to be paid out through 2021.
NOTE 13 FAIR VALUE
The table below presents information about items which are carried at fair value on a recurring basis at December 31, 2019 and 2018:

	Fair value Measurement as of December 31, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$92	$—	$92
Open ended mutual funds	3	3	—
Total	$95	$3	$92

MOODY'S 2019 10-K     95

	Fair Value Measurement as of December 31, 2018
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$28	$—	$28
Money market mutual funds	15	15	—
Open ended mutual funds	33	33	—
Total	$76	$48	$28
Liabilities:
Derivatives (1)	$16	$—	$16
Total	$16	$—	$16
(1)Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 7 to the consolidated financial statements.
The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, mutual funds, and money market mutual funds:
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
Open ended mutual funds and money market mutual funds:
The mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC Topic 820.
NOTE 14. OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2019	2018
Other current assets:
Prepaid taxes	$79	$100
Prepaid expenses	71	67
Capitalized costs to obtain and fulfill sales contracts	91	77
Other	89	38
Total other current assets	$330	$282

	December 31,
	2019	2018
Other assets:
Investments in non-consolidated affiliates	$117	$105
Deposits for real-estate leases	13	14
Indemnification assets related to acquisitions	16	16
Mutual funds and fixed deposits	10	18
Costs to obtain sales contracts	119	79
Cross currency and interest rate swaps	83	27
Other	31	16
Total other assets	$389	$275

96     MOODY'S 2019 10-K

	December 31,
	2019	2018
Accounts payable and accrued liabilities:
Salaries and benefits	$152	$113
Incentive compensation	208	155
Customer credits, advanced payments and advanced billings	28	20
Dividends	7	7
Professional service fees	43	48
Interest accrued on debt	63	71
Accounts payable	38	30
Income taxes	73	71
Pension and other retirement employee benefits	7	6
Accrued royalties	25	25
Foreign exchange forwards on certain assets and liabilities	—	8
Restructuring liability	21	35
Other	108	107
Total accounts payable and accrued liabilities	$773	$696

	December 31,
	2019	2018
Other liabilities:
Pension and other retirement employee benefits	$299	$249
Deferred rent -– non-current portion (1)	—	94
Interest accrued on UTPs	82	70
MAKS indemnification provisions (See Note 10)	43	—
Income tax liability – non-current portion	51	125
Cross currency and interest rate swaps	—	8
Restructuring liability	3	7
Other	26	23
Total other liabilities	$504	$576
(1) Pursuant to the adoption of the New Lease Accounting Standard, deferred rent relating to operating leases was reclassified to operating lease ROU Asset.
MOODY'S 2019 10-K     97

NOTE 15 COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31,			Location in the consolidated statement of operations
	2019	2018	2017
Currency translation adjustment losses
Sale of foreign subsidiaries (see Note 10)	$(32)	$—	$—	Loss pursuant to the divestiture of MAKS
Total currency translation adjustment losses	(32)	—	—
Gains on cash flow hedges
Cross-currency swap	—	—	13	Other non-operating income (expense), net
Interest rate contract	—	—	(1)	Interest expense, net
Total before income taxes	—	—	12
Income tax effect of item above	—	—	(5)	Provision for income taxes
Total net gains on cash flow hedges	—	—	7
Gains on net investment hedges
FX forwards	3	—	—	Other non-operating income (expense), net
Income tax effect of item above	(1)	—	—	Provision for income taxes
Total net gains on net investment hedges	2	—	—
Gains on available for sale securities
Gains on available for sale securities	—	—	2	Other non-operating income (expense), net
Income tax effect of item above	—	—	—	Provision for income taxes
Total gains on available for sale securities	—	—	2
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2)	(3)	(5)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1)	(2)	(3)	SG&A expense
Total before income taxes	(3)	(5)	(8)
Income tax effect of item above	1	1	3	Provision for income taxes
Total pension and other retirement benefits	(2)	(4)	(5)
Total (losses) gains included in Net Income attributable to reclassifications out of AOCI	$(32)	$(4)	$4
98     MOODY'S 2019 10-K

The following table shows changes in AOCI by component (net of tax):

	Year Ended December 31, 2019
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2018	$(53)	$—	$(406)	$33	$(426)
Other comprehensive income/(loss) before reclassifications	(24)	—	(27)	26	(25)
Amounts reclassified from AOCI	2	—	32	(2)	32
Adoption of ASU 2018-02 (See Note 1)	(17)	—	—	(3)	(20)
Other comprehensive income/(loss)	(39)	—	5	21	(13)
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)

	Year Ended December 31, 2018
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance December 31, 2017	$(61)	$1	$(113)	$(1)	$2	$(172)
Adoption of ASU 2016-01	—	—	—	—	(2)	(2)
Other comprehensive income/(loss) before reclassifications	4	(1)	(293)	34	—	(256)
Amounts reclassified from AOCI	4	—	—	—	—	4
Other comprehensive income/(loss)	8	(1)	(293)	34	(2)	(254)
Balance December 31, 2018	$(53)	$—	$(406)	$33	$—	$(426)

	Year Ended December 31, 2017
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance December 31, 2016	$(79)	$2	$(325)	$35	$3	$(364)
Other comprehensive income/(loss) before reclassifications	13	6	212	(36)	1	196
Amounts reclassified from AOCI	5	(7)	—	—	(2)	(4)
Other comprehensive income/(loss)	18	(1)	212	(36)	(1)	192
Balance December 31, 2017	$(61)	$1	$(113)	$(1)	$2	$(172)

NOTE 16 PENSION AND OTHER RETIREMENT BENEFITS
U.S. Plans
Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans ("DBPPs"). The DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans”.
MOODY'S 2019 10-K     99

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
Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of the period	$(508)	$(518)	$(32)	$(31)
Service cost	(17)	(19)	(3)	(3)
Interest cost	(21)	(17)	(1)	(1)
Plan participants’ contributions	—	—	(1)	(1)
Benefits paid	21	11	1	1
Actuarial loss	(3)	—	—	—
Assumption changes	(61)	35	(6)	3
Benefit obligation, end of the period	$(589)	$(508)	$(42)	$(32)
Change in plan assets:
Fair value of plan assets, beginning of the period	$348	$357	$—	$—
Actual return on plan assets	60	(18)	—	—
Benefits paid	(21)	(11)	(1)	(1)
Employer contributions	8	20	—	—
Plan participants’ contributions	—	—	1	1
Fair value of plan assets, end of the period	$395	$348	$—	$—
Funded Status of the plans	$(194)	$(160)	$(42)	$(32)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits liability – current	$(6)	$(5)	$(1)	$(1)
Pension and retirement benefits liability – non current	(188)	(155)	(41)	(31)
Net amount recognized	$(194)	$(160)	$(42)	$(32)
Accumulated benefit obligation, end of the period	$(529)	$(458)
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2019	2018
Aggregate projected benefit obligation	$589	$508
Aggregate accumulated benefit obligation	$529	$458
Aggregate fair value of plan assets	$395	$348
The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Net actuarial losses	$(116)	$(96)	$(6)	$—
Net prior service costs	4	4	—	—
Total recognized in AOCI – pretax	$(112)	$(92)	$(6)	$—
The following table summarizes the estimated pre-tax net actuarial losses for the Company’s Retirement Plans that will be amortized from AOCI and recognized as components of net periodic expense during the next fiscal year:

	Pension Plans	Other Retirement Plans
Net actuarial losses	$7	$—
Total to be recognized as components of net periodic expense	$7	$—
100     MOODY'S 2019 10-K

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans
	2019	2018	2017	2019	2018	2017
Components of net periodic expense
Service cost	$17	$19	$18	$3	$3	$2
Interest cost	21	17	19	1	1	1
Expected return on plan assets	(20)	(15)	(17)	—	—	—
Amortization of net actuarial loss from earlier periods	4	6	9	—	—	—
Net periodic expense	$22	$27	$29	$4	$4	$3
The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2019	2018	2017	2019	2018	2017
Amortization of net actuarial losses	$4	$6	$9	$—	$—	$—
Net actuarial (loss)/gain arising during the period	(24)	2	21	(6)	3	1
Total recognized in OCI – pre-tax	$(20)	$8	$30	$(6)	$3	$1
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2019	2018	2019	2018
Discount rate	3.04%	4.07%	3.05%	4.10%
Rate of compensation increase	3.64%	3.69%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2019	2018	2017	2019	2018	2017
Discount rate	4.07%	3.46%	3.89%	4.10%	3.45%	3.85%
Expected return on plan assets	5.65%	4.50%	5.40%	—	—	—
Rate of compensation increase	3.69%	3.71%	3.72%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2019, the expected rate of return used in calculating the net periodic benefit costs was 5.65%. For 2020, the Company’s expected rate of return assumption is 4.45% to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2019 to accompany the Pri2012 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries. Additionally, the assumed healthcare cost trend rate assumption is not material to the valuation of the other retirement plans.
MOODY'S 2019 10-K     101

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
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2019 and 2018 are as follows:

	Fair Value Measurement as of December 31, 2019
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$2	$—	$2	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	140	—	140	—	35%
U.S. small and mid-cap	21	—	21	—	5%
Emerging markets	29	—	29	—	7%
Total equity investments	190	—	190	—	48%
Emerging markets bond fund	15	—	—	15	4%
Common/collective trust funds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	119	—	119	—	30%
Mutual funds
U.S. Treasury Inflation-Protected Securities (TIPs)	22	22	—	—	6%
Convertible securities	12	12	—	—	3%
Private investment fund—high yield securities	12	—	—	12	3%
Total fixed-income investments	180	34	119	27	46%
Other investment—private real estate fund	23	—	—	23	6%
Total Assets	$395	$34	$311	$50	100%

102     MOODY'S 2019 10-K

	Fair Value Measurement as of December 31, 2018
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$1	$—	$1	$—	—%
Common/collective trust funds—equity securities
U.S. large-cap	122	—	122	—	35%
U.S. small and mid-cap	16	—	16	—	5%
Emerging markets	23	—	23	—	7%
Total equity investments	161	—	161	—	47%
Emerging markets bond fund	13	—	—	13	4%
Common/collective trust funds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	109	—	109	—	31%
U.S. Treasury Inflation-Protected Securities (TIPs)	21	21	—	—	6%
Private investment fund—convertible securities	11	—	—	11	3%
Private investment fund—high yield securities	11	—	—	11	3%
Total fixed-income investments	165	21	109	35	47%
Other investment—private real estate debt fund	21	—	—	21	6%
Total Assets	$348	$21	$271	$56	100%
(1)Investments are measured using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit a reconciliation of the fair value hierarchy to the value of the total plan assets.
Cash and cash equivalents are primarily comprised of investments in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust funds are valued using the NAV per unit in each fund. The NAV is based on the value of the underlying investments owned by each trust, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds are categorized in Level 2 to the extent that they are considered to have a readily determinable fair value. Investments for which fair value is estimated by using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy.
Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.
Cash Flows
The Company did not contribute to its U.S. funded pension plan during 2019, but contributed $16 million to this plan during the year ended December 31, 2018. The Company made payments of $8 million and $5 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2019 and 2018, respectively. The Company anticipates making payments of $99 million to its funded U.S. pension plan and $6 million related to its unfunded U.S. pension plans during the year ended December 31, 2020.
Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of year ended December 31, 2019:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2020	$16	$1
2021	17	1
2022	47	1
2023	27	2
2024	23	2
2025 - 2029	$146	$12
MOODY'S 2019 10-K     103

Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Moody’s also makes additional contributions to the Profit Participation Plan based on year-to-year growth in the Company’s EPS (i.e. profit sharing contribution). The Company did not make this profit sharing contribution in 2019. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $43 million, $27 million and $43 million in the years ended December 31, 2019, 2018, and 2017, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $1 million during each of the years ended December 31, 2019, 2018 and 2017, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 411,100 and 435,500 shares of Moody’s common stock at December 31, 2019 and 2018, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Moody’s also makes contributions to non-U.S. employees under a profit sharing plan which is based on year-to-year growth in the Company’s diluted EPS. The Company did not make this profit sharing contribution in 2019. Expenses related to these defined contribution plans for the years ended December 31, 2019, 2018 and 2017 were $25 million, $26 million and $24 million, respectively.
NOTE 17 STOCK-BASED COMPENSATION PLANS
Under the 1998 Plan, 33 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 50.6 million shares, of which not more than 14.0 million shares are available for grants of awards other than stock options. The Stock Plans also provide for the granting of restricted stock. The Stock Plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the Stock Plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period is three years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant.
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
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$136	$130	$123
Tax benefit	$29	$32	$13	'(1)
(1)The 2017 Amount includes a decrease in deferred tax assets resulting from a future reduction in the U.S. federal corporate income tax rate in accordance with the Tax Act.
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
104     MOODY'S 2019 10-K

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	1.14%	1.05%	1.34%
Expected stock volatility	24%	26%	27%
Risk-free interest rate	2.56%	2.82%	2.19%
Expected holding period -in years	6.2	6.2	6.5
Grant date fair value	$43.29	$45.73	$30.00
A summary of option activity as of December 31, 2019 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2.2	$69.86
Granted	0.2	175.30
Exercised	(0.8)	44.59
Outstanding, December 31, 2019	1.6	93.51	5.2 years	$227
Vested and expected to vest, December 31, 2019	1.5	92.14	5.1 years	$224
Exercisable, December 31, 2019	1.1	$71.64	4.0 years	$176
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2019 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2019. This amount varies based on the fair value of Moody’s stock. As of December 31, 2019, there was $6 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2019	2018	2017
Proceeds from stock option exercises	36	38	49
Aggregate intrinsic value	114	99	88
Tax benefit realized upon exercise	27	24	31
A summary of nonvested restricted stock activity for the year ended December 31, 2019 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2018	2.0	$123.13
Granted	0.8	174.07
Vested	(0.9)	113.21
Forfeited	(0.1)	144.18
Balance, December 31, 2019	1.8	$124.63
As of December 31, 2019, there was $147 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2019	2018	2017
Fair value of shares vested	156	151	111
Tax benefit realized upon vesting	36	35	35
MOODY'S 2019 10-K     105

A summary of performance-based restricted stock activity for the year ended December 31, 2019 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2018	0.7	$103.74
Granted	0.1	169.68
Vested	(0.3)	76.68
Balance, December 31, 2019	0.5	$134.35
The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2019	2018	2017
Fair value of shares vested	47	23	20
Tax benefit realized upon vesting	11	6	7
As of December 31, 2019, there was $24 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 1.8 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2019, 2018, and 2017 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2019, 2018, and 2017. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
NOTE 18 INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$179	$168	$454
State and Local	59	50	30
Non-U.S.	181	233	207
Total current	419	451	691
Deferred:
Federal	(19)	(59)	156
State and Local	(3)	(2)	17
Non-U.S.	(16)	(38)	(85)
Total deferred	(38)	(99)	88
Total provision for income taxes	$381	$352	$779
106     MOODY'S 2019 10-K

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
State and local taxes, net of federal tax benefit	2.2%	2.2%	1.9%
Benefit of foreign operations	(0.1)%	1.8%	(9.9)%
U.S. Tax Act impact	—%	(2.8)%	17.0%
Other	(2.1)%	(1.1)%	(0.4)%
Effective tax rate	21.0%	21.1%	43.6%
Income tax paid	$458	$442	$366
The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	$1,039	$936	$1,099
Non-U.S.	771	736	688
Income before provision for income taxes	$1,810	$1,672	$1,787
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Account receivable allowances	$6	$6
Accumulated depreciation and amortization	1	1
Stock-based compensation	46	46
Accrued compensation and benefits	89	75
Operating lease liabilities	136	—
Deferred rent	—	22
Deferred revenue	37	41
Net operating loss	13	16
Restructuring	4	5
Uncertain tax positions	94	81
Self-insured related reserves	8	8
Other	13	14
Total deferred tax assets	447	315
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(389)	(395)
ROU Assets	(107)	—
Capital gains	(23)	(24)
Self-insured related income	(8)	(8)
Stock based compensation	(2)	(2)
New revenue accounting standard - ASC 606	(12)	(19)
Unrealized gain on net investment hedges - OCI	(22)	(10)
Other liabilities	(3)	(7)
Total deferred tax liabilities	(566)	(465)
Net deferred tax liabilities	(119)	(150)
Valuation allowance	(9)	(5)
Total net deferred tax liabilities	$(128)	$(155)
MOODY'S 2019 10-K     107

On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities of the Tax Act, the SEC issued guidance requiring that companies provide a reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, as of December 31, 2017, the Company recorded a provisional estimate for the transition tax of $247 million. In September, 2018, the Company filed its 2017 federal income tax return and revised its determination of the transition tax to $236 million, a reduction of $11 million from the estimate at December 31, 2017. The reduction was primarily due to proposed regulations issued by the Internal Revenue Service and the finalization of earnings and profits calculations. A portion of the transition tax will be payable over eight years, starting in 2018, and will not accrue interest. The above revised determination of transition tax may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company has recorded reductions in its income tax provision of approximately $44 million, or 242 BPS, for the full-year of 2019, and approximately $38 million, or 223 BPS, for the full-year of 2018, relating to Excess Tax Benefits on stock-based compensation.
The Company had valuation allowances of $9 million and $5 million at December 31, 2019 and 2018, respectively, related to foreign net operating losses for which realization is uncertain.
As of December 31, 2019, the Company had $477 million of UTPs of which $422 million represents the amount that, if recognized, would impact the effective tax rate in future periods. The increase in UTPs primarily resulted from the additional reserves established for non-U.S. tax exposures and an adjustment to the transition tax under U.S. tax reform. In 2018, the Company has recorded a deferred tax asset in the amount of $48 million for potential transition tax benefits if certain non-U.S. UTPs are not sustained. Due to additional UTPs recorded in 2019, the Company increased deferred assets to $50 million.
A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2019	2018	2017
Balance as of January 1	$495	$389	$200
Additions for tax positions related to the current year	35	80	86
Additions for tax positions of prior years	22	89	120
Reductions for tax positions of prior years	(2)	(13)	(4)
Settlements with taxing authorities	(1)	(2)	(2)
Lapse of statute of limitations	(44)	(48)	(11)
Reclassification to indemnification liability related to MAKS divestiture	(28)	—	—
Balance as of December 31	$477	$495	$389
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties are recognized in other non-operating expenses. During the years ended December 31, 2019 and 2018, the Company incurred a net interest expense of $28 million and $15 million respectively, related to UTPs. As of December 31, 2019 and 2018, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $82 million and $70 million, respectively.
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
108     MOODY'S 2019 10-K

NOTE 19 INDEBTEDNESS
The following table summarizes total indebtedness:

	December 31, 2019
	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.50% 2012 Senior Notes, due 2022	$500	$9	$(1)	$(1)	$507
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(2)	497
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes, due 2027	561	—	—	(3)	558
2.75% 2017 Senior Notes, due 2021	500	11	(1)	(2)	508
2.625% 2017 Senior Notes, due 2023	500	7	(1)	(2)	504
3.25% 2017 Senior Notes, due 2028	500	—	(4)	(3)	493
3.25% 2018 Senior Notes, due 2021	300	—	—	(1)	299
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	842	—	(3)	(6)	833
Total long-term debt	$5,603	$27	$(17)	$(32)	$5,581

	December 31, 2018
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.50% 2010 Senior Notes, due 2020	$500	$(4)	$(1)	$(1)	$494
4.50% 2012 Senior Notes, due 2022	500	2	(2)	(1)	499
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(2)	497
2.75% 2014 Senior Notes (5-Year), due 2019	450	—	—	—	450
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	572	—	—	(3)	569
2.75% 2017 Senior Notes, due 2021	500	4	(1)	(2)	501
2.625% 2017 Senior Notes, due 2023	500	—	(1)	(3)	496
3.25% 2017 Senior Notes, due 2028	500	—	(5)	(4)	491
3.25% 2018 Senior Notes, due 2021	300	—	—	(2)	298
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
Total debt	$5,722	$2	$(18)	$(30)	$5,676
Current portion					(450)
Total long-term debt					$5,226
(1)The Company has entered into interest rate swaps on the 2010 Senior Notes, the 2012 Senior Notes, the 2014 Senior Notes (5-Year), the 2017 Senior Notes due 2021 and the 2017 Senior Notes due 2023 which are more fully discussed in Note 7 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
MOODY'S 2019 10-K     109

Credit Facility
The following summarizes information relating to the Company's revolving credit facility:

				December 31, 2019		December 31, 2018
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2018 Credit Facility	November 14, 2018	$1,000	November 13, 2023	$—	$1,000	$—	$1,000
Interest on borrowings under the facility may range from 0 BPS to 22.5 BPS per annum for Alternate Base Rate loans (as defined in the 2018 Facility agreement) or payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 80.5 BPS to 122.5 BPS depending on the Company’s index debt ratings, as set forth in the 2018 Facility agreement. The Company also pays quarterly facility fees, regardless of borrowing activity under the facility. The quarterly fees for the 2018 Facility can range from 7 BPS of the facility amount to 15 BPS, depending on the Company’s index debt ratings. The 2018 Facility contains certain customary covenants including a financial covenant that requires the Company to maintain a total debt to EBITDA ratio of (i) not more than 4 to 1 at the end of any fiscal quarter or (ii) not more than 4.5 to 1 as of the end of the first three consecutive quarters immediately following any acquisition with consideration in excess of $500 million, subject to certain conditions as set forth in the 2018 Facility agreement.
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2018 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2019, the Company has no CP borrowings outstanding.
Notes Payable
The Company may prepay certain of its senior notes, in whole or in part, but may incur a Make-Whole Amount penalty.
During 2019, the Company fully repaid $500 million of the 2010 Senior Notes and $450 million of the 2014 Senior Notes (5-year) along with a Make-Whole Amount of approximately $12 million. Additionally, in 2019, the Company issued the €750 million 2019 Senior Notes, due 2030. The 2019 Senior Notes were designated as net investment hedges as more fully discussed in Note 7.
At December 31, 2019, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2019, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	Total
2020	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2021	—	—	—	—	500	—	—	300	—	—	—	800
2022	500	—	—	—	—	—	—	—	—	—	—	500
2023	—	—	—	—	—	500	—	—	—	—	—	500
2024	—	500	—	—	—	—	—	—	—	—	—	500
Thereafter	—	—	600	561	—	—	500	—	400	400	842	3,303
Total	500	500	600	561	500	500	500	300	400	400	842	5,603
110     MOODY'S 2019 10-K

INTEREST EXPENSE, NET
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
Income	$17	$15	$16
Expense on borrowings	(176)	(197)	(190)
Expense on UTPs and other tax related liabilities	(28)	(15)	(16)
Net periodic pension costs—interest component (1)	(22)	(19)	(20)
Capitalized	1	1	1
Total	$(208)	$(215)	$(209)
Interest paid (2)	$167	$183	$158
(1)The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in non-operating (expense) income, net. The service cost component continues to be reported as an operating expense.
(2)Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.
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
The fair value and carrying value of the Company’s debt as of December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
5.50% 2010 Senior Notes, due 2020	$—	$—	$494	$518
4.50% 2012 Senior Notes, due 2022	507	531	499	514
4.875% 2013 Senior Notes, due 2024	497	551	497	522
2.75% 2014 Senior Notes (5-Year), due 2019	—	—	450	450
5.25% 2014 Senior Notes (30-Year), due 2044	599	757	598	638
1.75% 2015 Senior Notes, due 2027	558	604	569	585
2.75% 2017 Senior Notes, due 2021	508	507	501	490
2.625% 2017 Senior Notes, due 2023	504	507	496	477
3.25% 2017 Senior Notes, due 2028	493	523	491	473
3.25% 2018 Senior Notes, due 2021	299	306	298	299
4.25% 2018 Senior Notes, due 2029	394	453	394	407
4.875% 2018 Senior Notes, due 2048	389	492	389	410
0.950% 2019 Senior Notes, due 2030	833	847	—	—
Total	$5,581	$6,078	$5,676	$5,783
The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.
NOTE 20 CAPITAL STOCK
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
MOODY'S 2019 10-K     111

Share Repurchase Program
The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2019:

Date Authorized	Amount Authorized	Remaining Authority
October 22, 2018	$1,000	$334
December 16, 2019	$1,000	1,000
Total Remaining Authority		$1,334
During 2019, Moody’s repurchased 5.2 million shares of its common stock under its share repurchase program and issued a net 1.6 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
During 2019, the Company entered into an ASR with a financial institution counterparty to repurchase $500 million of its outstanding common stock. Refer to Note 5 for further details.
Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2019		2018		2017
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.50	$0.50	$0.44	$0.44	$—	$0.38
Second quarter	0.50	0.50	0.44	0.44	0.38	0.38
Third quarter	0.50	0.50	0.44	0.44	0.38	0.38
Fourth quarter	0.50	0.50	0.44	0.44	0.38	0.38
Total	$2.00	$2.00	$1.76	$1.76	$1.14	$1.52
On February 11, 2020, the Board approved the declaration of a quarterly dividend of $0.56 per share of Moody’s common stock, payable on March 18, 2020 to shareholders of record at the close of business on February 25, 2020. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
NOTE 21 LEASE COMMITMENTS
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease from one to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

Year Ended December 31, 2019
Operating lease cost	$97
Sublease income	(2)
Variable lease cost	17
Total lease cost	$112
During the second quarter of 2019, the Company recorded $25 million of ROU Asset impairment charges related to the exit of certain real estate leases. The impairment charges were recorded within Restructuring expense on the consolidated statement of operations. Refer to Note 12 for further details.
The following tables present other information related to the Company’s operating leases:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$106
Right-of-use assets obtained in exchange for new operating lease liabilities	$41

112     MOODY'S 2019 10-K

December 31, 2019
Weighted-average remaining lease term	6.8 years
Weighted-average discount rate applied to operating leases	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2019:

Year Ending December 31,	Operating Leases
2020	$107
2021	103
2022	91
2023	85
2024	79
Thereafter	183
Total lease payments (undiscounted)	648
Less: Interest	74
Present value of lease liabilities:	$574
Lease liabilities - current	$89
Lease liabilities - noncurrent	$485
The minimum rent for operating leases at December 31, 2018 is as follows:

Year Ending December 31,	Operating Leases
2019	$106
2020	102
2021	96
2022	84
2023	81
Thereafter	247
Total minimum lease payments	$716

NOTE 22 CONTINGENCIES
Given the nature of their activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 18 to the consolidated financial statements.
In May 2013, the Company and five subsidiaries (collectively, the “Company Defendants”) were served with a complaint filed by a former employee (“Plaintiff”) in New York Supreme Court (the “Court”) on behalf of New York State (the “State”) and New York City (the “City”) asserting purported claims under the New York False Claims Act (“NYFCA”). Both the State and the City were given an opportunity to intervene as plaintiffs in the action but declined to do so. In August 2013, Plaintiff filed an Amended Complaint adding Marsh & McLennan Companies, Inc. as a defendant. Plaintiff’s central allegation against the Company Defendants is that their treatment of the Company’s wholly-owned captive insurance subsidiary, Moody’s Assurance Company, Inc. (“MAC”), in their State and City tax filings between 2002 and 2014 was contrary to the State and City tax codes. Plaintiff also asserts a cause of action for retaliation under the NYFCA and alleges that his employment was improperly terminated after he reported his concerns regarding MAC’s tax treatment internally. Plaintiff alleges that the Company underpaid State and City taxes by more than $120 million (which the Company believes is unsupported as a matter of fact and law), and requests statutory damages of triple that amount, as well as unspecified damages related to the retaliation claim. In December 2016, the Court issued a decision largely denying the Company Defendants’ motion to dismiss. The Company Defendants appealed, and in August 2018, the Appellate Division of the New York Supreme Court upheld the Court’s decision. In October 2019, the Company Defendants reached an agreement with the State, the City and the Plaintiff to settle all claims asserted against the Company Defendants for $15.5 million. Pursuant to the settlement, the parties filed a stipulation discontinuing the action in December 2019.
MOODY'S 2019 10-K     113

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
NOTE 23 SEGMENT INFORMATION
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
114     MOODY'S 2019 10-K

Financial Information by Segment
The table below shows revenue, Adjusted Operating Income and operating income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 3 for further details on the components of the Company’s revenue.

	Year Ended December 31,
	2019				2018
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$3,009	$1,963	$(143)	$4,829	$2,836	$1,743	$(136)	$4,443
Total Expense	1,376	1,598	(143)	2,831	1,276	1,435	(136)	2,575
Operating income	1,633	365	—	1,998	1,560	308	—	1,868
Add:
Restructuring	31	29	—	60	32	17	—	49
Depreciation and amortization	71	129	—	200	65	127	—	192
Acquisition-Related Expenses	—	3	—	3	—	8	—	8
Loss pursuant to the divestiture of MAKS	—	14	—	14	—	—	—	—
Captive insurance company settlement	10	6	—	16	—	—	—	—
Adjusted Operating Income	$1,745	$546	$—	$2,291	$1,657	$460	$—	$2,117

	Year Ended December 31, 2017
	MIS(1)	MA(1)	Eliminations	Consolidated(1)
Revenue	$2,886	$1,446	$(128)	$4,204
Total Expense	1,314	1,197	(128)	2,383
Operating Income	1,572	249	—	1,821
Add:
Depreciation and amortization	74	84	—	158
Acquisition-Related Expenses	—	23	—	23
Adjusted Operating income	$1,646	$356	$—	$2,002
(1)The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in non-operating (expense) income, net. The service cost component continues to be reported as an operating expense. Segment results for 2017 have been restated to reflect this reclassification. Accordingly, operating and SG&A expenses for MIS and MA were reduced by $8 million and $4 million, respectively, for the year ended December 31, 2017.
The cumulative restructuring charges related to the 2018 Restructuring Program, as more fully discussed in Note 12, for the MIS and MA reportable segments are $63 million and $46 million, respectively.
MOODY'S 2019 10-K     115

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2019	2018	2017
Revenue:
U.S.	$2,544	$2,330	$2,348
Non-U.S.:
EMEA	1,446	1,377	1,132
Asia-Pacific	551	493	471
Americas	288	243	253
Total Non-U.S.	2,285	2,113	1,856
Total	$4,829	$4,443	$4,204
Long-lived assets at December 31:
U.S.	$1,290	$982	$673
Non-U.S.	4,678	4,685	5,037
Total	$5,968	$5,667	$5,710

NOTE 24 VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances primarily represent adjustments to customer billings that are estimated when the related revenue is recognized and also represents an estimate for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2019
Accounts receivable allowance	$(43)	$(11)	$11	$(43)
Deferred tax assets—valuation allowance	$(5)	$(4)	$—	$(9)
2018
Accounts receivable allowance	$(37)	$(18)	$12	$(43)
Deferred tax assets—valuation allowance	$(6)	$—	$1	$(5)
2017
Accounts receivable allowance	$(26)	$(20)	$9	$(37)
Deferred tax assets—valuation allowance	$(3)	$(3)	$—	$(6)
(1)Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses.
NOTE 25 OTHER NON-OPERATING (EXPENSE) INCOME, NET
The following table summarizes the components of other non-operating (expense) income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018	2017
FX loss	$(18)	$(11)	$(17)
Net periodic pension costs—other components (1)	18	10	8
Income from investments in non-consolidated affiliates	13	14	13
Other	7	6	—
Total	$20	$19	$4
(1)The Company adopted ASU No. 2017-07 in the first quarter of 2018, whereby all components of pension expense except for the service cost component are required to be presented in non-operating (expense) income, net. The service cost component continues to be reported as an operating expense.
116     MOODY'S 2019 10-K

NOTE 26 RELATED PARTY TRANSACTIONS
Moody’s Corporation made a grant of $12 million to The Moody’s Foundation during the year ended December 31, 2017. The Company did not make any grants to the Foundation in the years ended December 31, 2018 and 2019. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.
NOTE 27 QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
(amounts in millions, except EPS)	March 31	June 30	September 30	December 31
2019
Revenue	$1,142	$1,214	$1,240	$1,233
Operating income	$462	$483	$549	$504
Net income attributable to Moody’s	$373	$310	$380	$359
EPS:
Basic	$1.96	$1.64	$2.01	$1.91
Diluted	$1.93	$1.62	$1.99	$1.88
2018
Revenue	$1,127	$1,175	$1,081	$1,060
Operating income	$491	$534	$467	$376
Net income attributable to Moody’s	$373	$376	$310	$251
EPS:
Basic	$1.95	$1.96	$1.62	$1.31
Diluted	$1.92	$1.94	$1.59	$1.29
Basic and diluted EPS are computed for each of the periods presented. The number of weighted average shares outstanding changes as common shares are issued pursuant to employee stock-based compensation plans and for other purposes or as shares are repurchased. Therefore, the sum of basic and diluted EPS for each of the four quarters may not equal the full year basic and diluted EPS.
Net Income attributable to Moody’s in the three months ended June 30, 2019 includes a charge of $53 million ($41 million net of tax) relating to the 2018 Restructuring Program.
Net Income attributable to Moody’s in the three months ended September 30, 2018 includes a $65 million net benefit related to the net impact of U.S. tax reform and a $64 million charge related to an increase to non-U.S. UTPs. Net Income attributable to Moody’s in the three months ended December 31, 2018 includes a charge of $49 million ($37 million net of tax) relating to the 2018 Restructuring Program.
NOTE 28 SUBSEQUENT EVENTS
On February 11, 2020, the Board approved the declaration of a quarterly dividend of $0.56 per share for Moody’s common stock, payable March 18, 2020 to shareholders of record at the close of business on February 25, 2020.
On February 13, 2020, the Company completed the acquisition of Regulatory Data Corporation (RDC), a provider of anti-money laundering and know-your-customer data and due diligence services, for $700 million. Due to the close proximity of the completion of the acquisition to the filing of this Form 10-K, the Company is unable to provide a preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed in the transaction. The Company will disclose a preliminary purchase price allocation in its Form 10-Q for the period ending March 31, 2020.

MOODY'S 2019 10-K     117

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2019.

ITEM 9B. OTHER INFORMATION
Not applicable.
118     MOODY'S 2019 10-K

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 21, 2020, and is incorporated herein by reference.
ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11  EXECUTIVE COMPENSATION
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES
MOODY'S 2019 10-K     119

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

4	Instruments Defining The Rights Of Security Holders, Including Indentures
	.1*	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
	.2	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)
.3.1
Indenture, dated as of August  19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.2
Supplemental Indenture, dated as of August  19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 5.50% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.3
Second Supplemental Indenture, dated as of August  20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

.3.4
Third Supplemental Indenture, dated as of August  12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013)

.3.5
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.6.1
Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form or 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

120     MOODY'S 2019 10-K

.3.6.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar ((incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.7
Sixth Supplemental Indenture, dated as of March 2, 2017, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.750% Senior Notes due 2021 and form of Floating Rate Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 3, 2017)

.3.8
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

.3.9
Eighth Supplement Indenture, dated as of June 7, 2018, between the Company and Wells Fargo, National Association, as trustee, including the form of 3.250% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 7, 2018)

.3.10
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

.3.11.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.11.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent. (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

10	Material Contracts
.1.1†
1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September  8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.1.2†
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (for awards after 2017) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017)

.2†
Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December  15, 2008) (formerly, The Dun  & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

.3.1.1†
Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017) (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.3.1.2†
First Amendment to the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number file number 1-14037, filed May 2, 2019)

MOODY'S 2019 10-K     121

.3.1.3†*	Second Amendment to the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017 and April 15, 2019)
.3.2†
Form of Employee Non-Qualified Stock Option and Restricted Stock Grant Agreement (for awards granted prior to 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed November 3, 2004)

.3.3.1†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted between 2017 and 2019) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.3.2†*	Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.4.1†
Form of Performance Share Award Letter (for awards granted in 2017) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.4.2†
Form of Performance Share Award Letter (for awards granted between 2018 and 2019) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.3.4.3†*	Form of Performance Share Award Letter (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.5.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2020) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.5.2†*	Form of Restricted Stock Unit Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.4†
2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February  10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

.5†
Moody’s Corporation Deferred Compensation Plan, effective as of January  1, 2008 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 26, 2007)

.6†
Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January  1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

.7†
Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

.8.1†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)
.8.2†	First Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 31, 2014)
122     MOODY'S 2019 10-K

.8.3†	Second Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)
.9†
Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017) (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.10†*	Moody’s Corporation Retirement Account, amended and restated as of January 1, 2018
.11†
Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, file number 333-228577, filed November 28, 2018)

.12†
The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended and restated October 20, 2015) (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2016)

.13.1†	Amended and Restated Moody’s Corporation Career Transition Plan (incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)
.13.2†
Form of Separation Agreement and General Release used by the Registrant with its Career Transition Plan (incorporated by reference to Exhibit 99.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2007)

.14†
Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2019)

.15	Form Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 22, 2017)
.16†
Employment Offer Letter between Moody’s Corporation and Mark Kaye, dated July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, file number 1-14037, filed on October 31, 2018)

.17†
Transition Agreement between the Company and Mark Almeida, dated October 21, 2019 (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed on October 25, 2019)

.18
Settlement Agreement dated January 13, 2017 between (1)  Moody’s Corporation, Moody’s Investors Service, Inc. and Moody’s Analytics, Inc., and (2)  the United States, acting through the United States Department of Justice and the United States Attorney’s Office for the District of New Jersey, along with various States and the District of Columbia, acting through their respective Attorneys General (incorporated by reference to the Report on Form 8-K of the Registrant, file number 1-14037, filed January 17, 2017)

.19
Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 3, 2016)

.20
Five-Year Credit Agreement dated as of November  14, 2018, among Moody’s Corporation, the Borrowing Subsidiaries Party Thereto, the Lenders Party Thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents, and Barclays Bank plc, MUFG Bank, Ltd. and TD Bank, N.A. as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 20, 2018)

.21
Loan Agreement, dated as of June  6, 2017, among Moody’s Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

MOODY'S 2019 10-K     123

21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2019
23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

101	Inline XBRL
	.INS*	Inline XBRL Instance Document
	.SCH*	Inline XBRL Taxonomy Extension Schema Document
	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	.DEF*	Inline XBRL Definitions Linkbase Document
	.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Annual Report on Form 10-K (formatted in Inline XBRL and contained in Exhibit 101)

_____________
*Filed herewith
†Management contract of compensatory plan or arrangement
ITEM 16  FORM 10-K SUMMARY
None.
124     MOODY'S 2019 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ RAYMOND W. MCDANIEL, JR.

Raymond W. McDaniel, Jr.
President and Chief Executive Officer
Date: February 21, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ RAYMOND W. MCDANIEL, JR.	/s/ KATHRYN M. HILL
Raymond W. McDaniel, Jr.,	Kathryn M. Hill,
President and Chief Executive Officer	Director
(principal executive officer)

/s/ MARK KAYE	/s/ VINCENT A. FORLENZA
Mark Kaye,	Vincent A. Forlenza,
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ HENRY A. MCKINNELL, JR. PH.D.
/s/ CAROLINE SULLIVAN	Henry A. McKinnell, Jr. Ph.D.,
Caroline Sullivan,	Chairman
Senior Vice President and Corporate Controller
(principal accounting officer)
/s/ LESLIE F. SEIDMAN
Leslie F. Seidman,
/s/ BASIL L. ANDERSON	Director
Basil L. Anderson,
Director
/s/ BRUCE VAN SAUN
Bruce Van Saun,
/s/ JORGE A. BERMUDEZ	Director
Jorge A. Bermudez,
Director
/s/ GERRIT ZALM
Gerrit Zalm,
/s/ THÉRÈSE ESPERDY	Director
Thérèse Esperdy,
Director
Date: February 21, 2020

MOODY'S 2019 10-K     125