Form 10-Q
period 2020-03-31
MOODYS CORP /DE/
filed 2020-05-01
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Shares Outstanding at March 31, 2020
187.5 million

	MOODY’S CORPORATION INDEX TO FORM 10-Q
		Page(s)
	Glossary of Terms and Abbreviations	3-7
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2020 and 2019	8
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2020 and 2019	9
	Consolidated Balance Sheets (Unaudited) at March 31, 2020 and December 31, 2019	10
	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2020 and 2019	11
	Consolidated Statements of Shareholders’ Equity (Unaudited) for the Three Months Ended March 31, 2020 and 2019	12-13
	Notes to Condensed Consolidated Financial Statements (Unaudited)	14-41
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	The Company	42
	Corporate Social Responsibility and Sustainability	42
	Critical Accounting Estimates	43-44
	Reportable Segments	44
	Results of Operations	45-57
	Liquidity and Capital Resources	58-64
	Recently Issued Accounting Standards	65
	Contingencies	65
	Regulation	65-66
	Forward-Looking Statements	67
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68
Item 4.	Controls and Procedures	68-69
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70-71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 5.	Other Information	71
Item 6.	Exhibits	72

SIGNATURES
	Exhibits Filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ABS Suite	Business acquired by the Company in October 2019 which includes a software platform used by issuers and trustees for administration of asset-backed and mortgage-backed securities programs
Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity
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

CFG	Corporate finance group; an LOB of MIS
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
Content
A reporting unit within the MA segment that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
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

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly part of the PS LOB and a reporting unit within the MA reportable segment
MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services

TERM	DEFINITION
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG, CFG, FIG, PPIF and MIS Other
MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing, KIS Research and revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
New Credit Losses Accounting Standard
Updates to the ASC pursuant to ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This new accounting guidance requires the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost, which will require entities to estimate expected credit losses over the lifetime of the instrument.

New Internal Use Software Accounting Standard
Updates to the ASC pursuant to ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”. This new accounting guidance requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software.

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
PS
Professional Services, an LOB within MA consisting of MAKS and MALS that provides offshore analytical and research services as well as learning solutions and certification programs. Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, will now be reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

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

Reform Act	Credit Rating Agency Reform Act of 2006
Regulatory DataCorp Inc. (RDC)	A global leader in risk and compliance intelligence; the Company acquired RDC in February 2020
Reis, Inc. (Reis)	A provider of U.S. commercial real estate data; acquired by the Company in October 2018
Relationship Revenue
For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other, represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment
Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans
RiskFirst	A company providing risk analytic solutions for the asset management and pension fund communities; acquired by the Company in July 2019
RMBS	Residential mortgage-backed securities; an asset class within SFG
SEC	U.S. Securities and Exchange Commission
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
Vigeo Eiris	A provider of in ESG research, data and assessments; acquired by the Company on April 12, 2019
2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028

TERM	DEFINITION
2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes due June 7, 2021
2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,290	$1,142
Expenses
Operating	340	342
Selling, general and administrative	301	281
Restructuring	(1)	6
Depreciation and amortization	49	50
Acquisition-Related Expenses	—	1
Loss pursuant to the divestiture of MAKS	9	—
Total expenses	698	680
Operating income	592	462
Non-operating (expense) income, net
Interest expense, net	(40)	(52)
Other non-operating income, net	12	2
Total non-operating expense, net	(28)	(50)
Income before provisions for income taxes	564	412
Provision for income taxes	77	38
Net income	487	374
Less: Net (loss) income attributable to noncontrolling interests	(1)	1
Net income attributable to Moody's	$488	$373
Earnings per share attributable to Moody's common shareholders
Basic	$2.60	$1.96
Diluted	$2.57	$1.93
Weighted average number of shares outstanding
Basic	187.5	190.4
Diluted	189.6	192.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2020			2019
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$487			$374
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(175)	$5	(170)	$(27)	$—	(27)
Net gains on net investment hedges	119	(30)	89	30	(7)	23
Cash Flow Hedges:
Net realized and unrealized (losses) gains on cash flow hedges	(48)	12	(36)	—	—	—
Reclassification of losses included in net income	1	—	1	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2	(1)	1	1	(1)	—
Net actuarial (losses) gains and prior service costs	(1)	—	(1)	1	—	1
Total other comprehensive (loss) income	(102)	(14)	(116)	5	(8)	(3)
Comprehensive income			371			371
Less: comprehensive (loss) income attributable to noncontrolling interests			(2)			8
Comprehensive Income Attributable to Moody's			$373			$363
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,141	$1,832
Short-term investments	90	98
Accounts receivable, net of allowance for credit losses of $42 in 2020 and $20 in 2019	1,413	1,419
Other current assets	350	330
Total current assets	3,994	3,679
Property and equipment, net of accumulated depreciation of $853 in 2020 and $839 in 2019	285	292
Operating lease right-of-use assets	437	456
Goodwill	4,122	3,722
Intangible assets, net	1,709	1,498
Deferred tax assets, net	165	229
Other assets	594	389
Total assets	$11,306	$10,265
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$664	$773
Current portion of operating lease liabilities	89	89
Commercial paper	485	—
Deferred revenue	1,113	1,050
Total current liabilities	2,351	1,912
Non-current portion of deferred revenue	109	112
Long-term debt	6,303	5,581
Deferred tax liabilities, net	424	357
Uncertain tax positions	448	477
Operating lease liabilities	463	485
Other liabilities	403	504
Total liabilities	10,501	9,428
Contingencies (Note 18)	—	—
Redeemable noncontrolling interest	6	6
Shareholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series Common Stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2020 and December 31, 2019, respectively.	3	3
Capital surplus	616	642
Retained earnings	10,041	9,656
Treasury stock, at cost; 155,386,192 and 155,215,143 shares of shares of common stock at March 31, 2020 and December 31, 2019	(9,524)	(9,250)
Accumulated other comprehensive loss	(554)	(439)
Total Moody's shareholders' equity	582	612
Noncontrolling interests	217	219
Total shareholders' equity	799	831
Total liabilities, noncontrolling interests and shareholders' equity	$11,306	$10,265
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$487	$374
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	49	50
Stock-based compensation	37	36
Deferred income taxes	57	14
Loss pursuant to the divestiture of MAKS	9	—
Changes in assets and liabilities:
Accounts receivable	(7)	(8)
Other current assets	(38)	(6)
Other assets	2	(14)
Restructuring liability	(12)	(3)
Accounts payable and accrued liabilities	(186)	(180)
Deferred revenue	64	104
Unrecognized tax benefits and other non-current tax liabilities	(18)	(22)
Other liabilities	(99)	22
Net cash provided by operating activities	345	367
Cash flows from investing activities
Capital additions	(21)	(20)
Purchases of investments	(78)	(38)
Sales and maturities of investments	23	51
Cash paid for acquisitions, net of cash acquired	(696)	—
Net cash used in investing activities	(772)	(7)
Cash flows from financing activities
Issuance of notes	700	—
Repayment of notes	—	(450)
Issuance of commercial paper	789	402
Repayment of commercial paper	(305)	(85)
Proceeds from stock-based compensation plans	16	14
Repurchase of shares related to stock-based compensation	(71)	(51)
Treasury shares	(253)	(448)
Dividends	(105)	(94)
Debt issuance costs	(6)	—
Payment for noncontrolling interest	—	(12)
Cash paid for ASR contract relating to shares retained by Counterparty until final settlement	—	(125)
Net cash provided by (used in) financing activities	765	(849)
Effect of exchange rate changes on cash and cash equivalents	(29)	1
Increase (decrease) in cash and cash equivalents	309	(488)
Cash and cash equivalents, beginning of period	1,832	1,685
Cash and cash equivalents, end of period	$2,141	$1,197
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656
Net income				373				373	1	374
Dividends ($0.50 per share)				(94)				(94)	—	(94)
Adoption of ASU 2018-02, relating to the Tax Act				20			(20)	—		—
Stock-based compensation			36					36		36
Shares issued for stock-based compensation plans at average cost, net			(67)		1.0	7		(60)		(60)
Purchase of noncontrolling interest			(9)					(9)	(3)	(12)
Treasury shares repurchased					(2.7)	(448)		(448)		(448)
Accelerated Share Repurchase pending final settlement			(125)					(125)		(125)
Currency translation adjustment, net of net investment hedge activity (net of tax of $7 million)							(10)	(10)	7	(3)
Net actuarial gains and prior service cost							1	1		1
Balance at March 31, 2019	342.9	$3	$436	$8,893	(153.3)	$(8,754)	$(455)	$123	$202	$325
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income/(loss)				488				488	(1)	487
Dividends ($0.56 per share)				(101)				(101)	—	(101)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			37					37		37
Shares issued for stock-based compensation plans at average cost, net			(63)		0.9	(21)		(84)		(84)
Treasury shares repurchased					(1.1)	(253)		(253)		(253)
Currency translation adjustment, net of net investment hedge activity (net of tax of $25 million)							(80)	(80)	(1)	(81)
Net actuarial gains and prior service cost							(1)	(1)		(1)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							1	1		1
Net realized and unrealized gain on cash flow hedges (net of tax of $12 million)							(35)	(35)		(35)
Balance at March 31, 2020	342.9	$3	$616	$10,041	(155.4)	$(9,524)	$(554)	$582	$217	$799
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular dollar and share amounts in millions, except per share data)
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a provider of (i) credit ratings and assessment services; (ii) credit, capital markets and economic research, data and analytical tools; (iii) software solutions that support financial risk management activities; (iv) quantitatively derived credit scores; (v) learning solutions and certification services; and (vi) company information and business intelligence products. Moody’s reports in two reportable segments: MIS and MA.
MIS, the credit rating agency, publishes credit ratings and provides assessment services on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations which consist primarily of financial instrument pricing services in the Asia-Pacific region, revenue from ICRA’s non-ratings operations and revenue from providing ESG research, data and assessments. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MA provides financial intelligence and analytical tools to assist businesses in making decisions. MA’s portfolio of solutions consists of specialized research, data, software, and professional services, which are assembled to support the financial analysis and risk management activities of institutional customers worldwide.
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2019 annual report on Form 10-K filed with the SEC on February 24, 2020. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Adoption of New Accounting Standards
On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company has implemented policies and procedures in compliance with the “expected credit loss” impairment model, which included (1) refinement of the grouping of receivables with similar risk characteristics; and (2) processes to identify information that can be used to develop reasonable and supportable forecasts of factors that could affect the collectability of the reported amount of the receivable. As the Company's accounts receivable are short-term in nature, the adoption of this ASU did not have a material impact to the Company's allowance for bad debts or its policies and procedures for determining the allowance. Refer to Note 2 for further information on how the Company determines its reserves for expected credit losses. The Company recorded a $2 million cumulative-effect adjustment to retained earnings to increase its allowance for credit losses upon adoption.
On January 1, 2020, the Company adopted ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same provisions of authoritative guidance for internal-use software, and amortized over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company will be required to present the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e. operating and SG&A expense) and classify the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). This ASU also requires capitalization of implementation costs in the balance sheet to be consistent with the location of prepayment of fees for the hosting element (i.e. within other current assets or other assets).The Company adopted this ASU prospectively to all implementation costs incurred after the date of adoption and it did not have a material impact on the Company's current financial statements. The future impact to the Company's financial statements will relate to the aforementioned classification of these capitalized costs and related amortization.

In March 2020, FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022 as the transition from LIBOR is completed.
COVID-19
The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus, COVID-19, on all aspects of its business. Moody’s has transitioned to remote work for all employees globally to help reduce the spread of COVID-19.
The Company experienced disruption in certain sectors of its business late in the first quarter of 2020 (including a decline in leveraged finance related issuance volumes) resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this quarterly report on Form 10-Q, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; changes in the effectiveness of certain hedging instruments; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis will have a material impact on the results of operations and cash flows of the Company in 2020, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption in the near term and to maintain compliance with its debt covenants.
In March, 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company issued $700 million in 5-year Senior Notes and began drawing on its CP Program as more fully discussed in Note 16. In addition, the Company is reducing discretionary spending, including suspending its share repurchase program until further notice.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company intends on utilizing certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On January 1, 2020, the Company adopted the New Credit Losses Accounting Standard as more fully discussed in Note 1. Accordingly, the Company revised its accounts receivable allowances accounting policy to reflect the provisions of the new standard, which is discussed below along with the capitalized software accounting policy, which was also updated this quarter to reflect the New Internal Use Software Accounting Standard. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2019 remain unchanged.
Accounts Receivable Allowances
On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as more fully described in Note 1. As the Company's accounts receivable are short-term in nature, the adoption of this ASU did not have a material impact to the Company's allowance for bad debts or its policies and procedures for determining the allowance.
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are stratified based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information. The reserve rate is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and reasonable and supportable forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.

As of March 31, 2020, Moody's assessment included consideration of the current COVID-19 pandemic and its estimated impact on the Company's accounts receivable allowances. This assessment involved the utilization of significant judgment regarding the expected severity and duration of the market disruption caused by the COVID-19 pandemic, as well as judgment regarding which industries, classes of customers and geographies would be most significantly impacted.
During the three months ended March 31, 2020, the Company recorded a provision for expected credited losses of $24 million. The increase in the provision for expected credit losses for the current period was primarily attributable to the aforementioned estimated effects of COVID-19.
Computer Software Developed or Obtained for Internal Use
The Company capitalizes costs related to software developed or obtained for internal use. These assets, included in property and equipment in the consolidated balance sheets, relate to the Company’s financial systems, website and other systems. Such costs generally consist of direct costs for third-party perpetual license fees, professional services provided by third parties and employee compensation, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives on a straight-line basis. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.
The Company also capitalizes implementation costs incurred in cloud computing arrangements (i.e., hosting arrangements) and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. Following the January 1, 2020 adoption of ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" (as further discussed in Note 1), the Company classifies the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense). In addition, the capitalization of implementation costs is reflected in the balance sheet consistent with the location of prepayment of fees for the hosting element (i.e. within other current assets or other assets). The implementation costs incurred prior to adoption of this ASU have been included within property and equipment, net in the balance sheet with the amortization of such balance included within depreciation and amortization in the statement of operations.
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

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2020	2019
MIS:
Corporate finance (CFG)
Investment-grade	$144	$97
High-yield	75	57
Bank loans	89	73
Other accounts (1)	145	128
Total CFG	453	355
Structured finance (SFG)
Asset-backed securities	22	23
RMBS	27	24
CMBS	17	18
Structured credit	29	35
Other accounts	1	1
Total SFG	96	101
Financial institutions (FIG)
Banking	86	80
Insurance	30	29
Managed investments	6	4
Other accounts	3	3
Total FIG	125	116
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	57	46
Project and infrastructure	52	47
Total PPIF	109	93
Total ratings revenue	783	665
MIS Other	11	5
Total external revenue	794	670
Intersegment royalty	37	32
Total MIS	831	702
MA:
Research, data and analytics (RD&A)	358	308
Enterprise risk solutions (ERS)	138	122
Professional services (PS) (2)	—	42
Total external revenue	496	472
Intersegment revenue	2	2
Total MA	498	474
Eliminations	(39)	(34)
Total MCO	$1,290	$1,142
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
(2) Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, will now be reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG)	$314	$139	$453	$243	$112	$355
Structured finance (SFG)	61	35	96	62	39	101
Financial institutions (FIG)	60	65	125	46	70	116
Public, project and infrastructure finance (PPIF)	68	41	109	60	33	93
Total ratings revenue	503	280	783	411	254	665
MIS Other	—	11	11	—	5	5
Total MIS	503	291	794	411	259	670
MA:
Research, data and analytics (RD&A)	158	200	358	135	173	308
Enterprise risk solutions (ERS)	53	85	138	48	74	122
Professional services (PS) (1)	—	—	—	18	24	42
Total MA	211	285	496	201	271	472
Total MCO	$714	$576	$1,290	$612	$530	$1,142
(1) Subsequent to the divestiture of MAKS in 2019, the RD&A LOB now includes revenue from Moody's Analytics Learning Solutions (MALS) beginning in the first quarter of 2020. MALS revenue was previously reported as part of the PS LOB and prior year revenue by LOB has not been reclassified as the amounts were not material.
The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2020	2019
MIS:
U.S.	$503	$411
Non-U.S.:
EMEA	171	149
Asia-Pacific	81	79
Americas	39	31
Total Non-U.S.	291	259
Total MIS	794	670
MA:
U.S.	211	201
Non-U.S.:
EMEA	192	184
Asia-Pacific	55	53
Americas	38	34
Total Non-U.S.	285	271
Total MA	496	472
Total MCO	$1,290	$1,142

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

	Three Months Ended March 31,
	2020				2019
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$338		$115	$453	$249		$106	$355
	75%		25%	100%	70%		30%	100%
Structured Finance	$50		$46	$96	$57		$44	$101
	52%		48%	100%	56%		44%	100%
Financial Institutions	$60		$65	$125	$48		$68	$116
	48%		52%	100%	41%		59%	100%
Public, Project and Infrastructure Finance	$69		$40	$109	$55		$38	$93
	63%		37%	100%	59%		41%	100%
MIS Other	$2		$9	$11	$1		$4	$5
	18%		82%	100%	20%		80%	100%
Total MIS	$519		$275	$794	$410		$260	$670
	65%		35%	100%	61%		39%	100%
Research, data and analytics	$18		$340	$358	$5		$303	$308
	5%		95%	100%	2%		98%	100%
Enterprise risk solutions	$32		$106	$138	$24		$98	$122
	23%		77%	100%	20%		80%	100%
Professional services	$—		$—	$—	$42		$—	$42
	—%		—%	—%	100%		—%	100%
Total MA	$50	(1)	$446	$496	$71	(1)	$401	$472
	10%		90%	100%	15%		85%	100%
Total Moody's Corporation	$569		$721	$1,290	$481		$661	$1,142
	44%		56%	100%	42%		58%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the New Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2020
	MIS	MA	Total
Revenue recognized at a point in time	$519	$39	$558
Revenue recognized over time	275	457	732
Total	$794	$496	$1,290

	Three Months Ended March 31, 2019
	MIS	MA	Total
Revenue recognized at a point in time	$410	$30	$440
Revenue recognized over time	260	442	702
Total	$670	$472	$1,142

Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At March 31, 2020 and December 31, 2019, accounts receivable, net included $404 million and $346 million, respectively, of unbilled receivables, net related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at March 31, 2020 and December 31, 2019, accounts receivable, net included $59 million and $53 million, respectively, of unbilled receivables, net related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2020 are as follows:

	Three Months Ended March 31, 2020
	MIS	MA	Total
Balance at January 1, 2020	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(99)	(336)	(435)
Increases due to amounts billable excluding amounts recognized as revenue during the period	161	343	504
Increases due to RDC acquisition during the period	—	20	20
Effect of exchange rate changes	(5)	(24)	(29)
Total changes in deferred revenue	57	3	60
Balance at March 31, 2020	$379	$843	$1,222
Deferred revenue - current	$275	$838	$1,113
Deferred revenue - noncurrent	$104	$5	$109

	Three Months Ended March 31, 2019
	MIS	MA	Total
Balance at January 1, 2019	$326	$750	$1,076
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(93)	(307)	(400)
Increases due to amounts billable excluding amounts recognized as revenue during the period	155	347	502
Effect of exchange rate changes	—	5	5
Total changes in deferred revenue	62	45	107
Balance at March 31, 2019	$388	$795	$1,183
Deferred revenue - current	$271	$791	1,062
Deferred revenue - noncurrent	$117	$4	121
The increase in deferred revenue during both the three months ended March 31, 2020 and 2019 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.

Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $136 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.

Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2020 as well as amounts not yet invoiced to customers as of March 31, 2020, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.0 billion. The Company expects to recognize into revenue approximately 70% of this balance within one year, approximately 20% of this balance between one to two years and the remaining amount thereafter.
NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation cost	$37	$36
Tax benefit	$7	$8
During the first three months of 2020, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $60.53 per share based on the Black-Scholes option-pricing model. The Company also granted 0.5 million shares of restricted stock in the first three months of 2020, which had a weighted average grant date fair value of $280.42 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $273.85 per share.
The following weighted average assumptions were used in determining the fair value for options granted in 2020:

Expected dividend yield	0.80%
Expected stock volatility	22.43%
Risk-free interest rate	1.45%
Expected holding period	5.7 years
Unrecognized stock-based compensation expense at March 31, 2020 was $10 million and $252 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.6 years and 2.8 years, respectively. Additionally, there was $31 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 2.3 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2020	2019
Exercise of stock options:
Proceeds from stock option exercises	$13	$12
Aggregate intrinsic value	$46	$36
Tax benefit realized upon exercise	$11	$9
Number of shares exercised	0.2	0.3
Vesting of restricted stock:
Fair value of shares vested	$191	$147
Tax benefit realized upon vesting	$44	$34
Number of shares vested	0.8	0.8
Vesting of performance-based restricted stock:
Fair value of shares vested	$70	$48
Tax benefit realized upon vesting	$17	$12
Number of shares vested	0.3	0.3

NOTE 5. INCOME TAXES
Moody’s ETR was 13.7% and 9.2% for the three months ended March 31, 2020 and 2019, respectively. The increase in the ETR is primarily due to favorable IRS regulations issued in the first quarter of 2019 which did not occur in the first quarter of 2020. The Company’s quarterly tax expense differs from the tax computed by applying its estimated annual effective tax rate to this quarter’s pre-tax earnings due to Excess Tax Benefits from stock compensation of $40 million and net reductions to tax positions of $23 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $28 million ($29 million, net of federal tax) during the first quarter of 2020.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax return for 2016 remains open to examination and 2017 and 2018 are currently under examination. The Company’s New York State tax returns for 2011 through 2016 are currently under examination and the Company’s New York City tax return for 2014 is currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2018 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2020	2019
Income taxes paid	$29	$37

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2020	2019
Basic	187.5	190.4
Dilutive effect of shares issuable under stock-based compensation plans	2.1	2.4
Diluted	189.6	192.8
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.4
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2020 and 2019.
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
NOTE 8. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2020
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,276	$—	$1,276	$1,176	$87	$13
Mutual funds	$46	$(7)	$39	$—	$3	$36

	As of December 31, 2019
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$971	$—	$971	$866	$95	$10
Mutual funds	$3	$—	$3	$—	$3	$—
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both March 31, 2020 and December 31, 2019. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 23 months at March 31, 2020 and 13 months to 18 months at December 31, 2019. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of March 31, 2020, the cash surrender value of the COLI was $11 million.

NOTE 9. ACQUISITIONS AND OTHER STRATEGIC INITIATIVES
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
RDC
On February 13, 2020, the Company acquired 100% of RDC, a provider of anti-money laundering and know-your-customer data and due diligence services.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$700
Additional consideration to be paid to sellers in 2020 (1)	2
Total consideration	$702
(1) Represents additional consideration due to sellers following finalization of customary post-closing completion adjustments.
Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

(Amounts in millions)
Current assets		$24
Intangible assets:
Customer relationships (25 year weighted average life)	$174
Database (10 year weighted average life)	86
Product technology (4 year weighted average life)	17
Trade name (3 year weighted average life)	3
Total intangible assets (19 year weighted average life)		280
Goodwill		494
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(5)
Deferred revenue	(20)
Deferred tax liabilities	(71)
Other liabilities	(2)
Total liabilities		(98)
Net assets acquired		$702
The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the RDC business. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including reserves for UTPs and deferred tax liabilities. The estimated useful lives of acquired intangibles assets are also preliminary.
Current assets in the table above include acquired cash of $6 million. Additionally, current assets include accounts receivable of approximately $14 million.

Goodwill
The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of the Company and RDC, which is expected to extend the Company’s reach to new and evolving market segments as well as cost savings synergies, expected new customer acquisitions and products.
Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.
RDC will be subsumed into the Bureau van Dijk reporting unit for purposes of the Company’s annual goodwill impairment assessment.
Transaction costs
Transaction costs directly related to the RDC acquisition were not material.
Other Acquisitions and Strategic Initiatives
In March 2020, the Company acquired 100% of the shares of RBA International (RBA), a provider of online retail bank training and certifications. The acquisition deepens the capabilities of MALS, a unit of MA that offers online and classroom-based training services, as well as credentialing and certification. RBA revenue is reported in the RD&A LOB. The purchase price for this acquisition was not material and the near term impact to the Company's financial statements is not expected to be material.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of March 31, 2020	As of December 31, 2019	Floating Interest Rate
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month USD LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$—	3-month USD LIBOR
Total		$1,580	$1,080
Refer to Note 16 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2020	2019
Interest expense, net		$(40)	$(52)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$3	$—
Fair value changes on interest rate swaps	Interest expense, net	$58	$11
Fair value changes on hedged debt	Interest expense, net	$(58)	$(11)
Net investment hedges
The Company has designated €500 million of the 2015 Senior Notes Due 2027 and €750 million of the 2019 Senior Notes due 2030 as net investment hedges to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. These hedges are designated as accounting hedges under the applicable sections of ASC Topic 815 and will end upon the repayment of the notes in 2027 and 2030, respectively, unless terminated early at the discretion of the Company.
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table provides information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

March 31, 2020
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	1,381	Based on 3-month EURIBOR	1,580	Based on 3-month USD LIBOR
Total	€2,460		$2,800

December 31, 2019
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	931	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,010		$2,300
As of March 31, 2020, these hedges will expire and be settled in 2021, 2022, 2023, 2024, and 2026 for €688 million, €438 million, €442 million, €443 million, and €450 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.

Cash Flow Hedge
Interest Rate Forward Contracts
In January 2020, the Company entered into $300 million notional amount treasury rate locks with an average locked-in U.S. 30-year Treasury rate of 2.0103%, which were designated as cash flow hedges and used to manage the Company’s interest rate risk during the period prior to an anticipated issuance of 30-year debt. Changes in the fair value of the swap are recorded to AOCI (to the extent the hedge remains highly effective) and are reclassified to earnings in the same period that the hedged transaction (i.e. interest payments) impact earnings.
The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Cross currency swaps	$66	$15	$—	$—	$16	$8
Long-term debt	23	8	—	—	—	—
Total net investment hedges	$89	$23	$—	$—	$16	$8
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	(36)	—	(1)	—	—	—
Total cash flow hedges	$(36)	$—	$(1)	$—	$—	$—
Total	$53	$23	$(1)	$—	$16	$8

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2020	December 31, 2019
Net investment hedges
Cross currency swaps	$107	$41
FX forwards	26	26
Long-term debt	10	(13)
Total net investment hedges	$143	$54
Cash flow hedges
Interest rate contracts	$(37)	$(2)
Cross currency swaps	2	2
Total cash flow hedges	(35)	—
Total net gain in AOCI	$108	$54

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through April 2020.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2020			December 31, 2019
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$451		£379	$235		£178
Contracts to sell USD for Japanese Yen	$29		¥3,200	$29		¥3,200
Contracts to sell USD for Canadian dollars	$94		$130	$83		$110
Contracts to sell USD for Singapore dollars	$59	S$	86	$41	S$	56
Contracts to sell USD for Euros	$61		€55	$421		€378
Contracts to sell EUR for GBP	€—		£—	€25		£21
NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Statement of Operations	Three Months Ended March 31,
		2020	2019
Foreign exchange forwards	Other non-operating expense, net	$(40)	$1

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$145	$56
Interest rate swaps designated as fair value hedges	Other assets	85	27
Total derivatives designated as accounting hedges		230	83

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	29	9
Total assets		$259	$92
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$1	$—
Interest rate forward contracts designated as cash flow hedges	Accounts payable and accrued liabilities	47	—
Total derivatives designated as accounting hedges		48	—
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,372	1,403
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	10	—
Total liabilities		$1,430	$1,403

NOTE 11. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (1)	—	—	—	497	—	497	497	—	497
Foreign currency translation adjustments	(1)	—	(1)	(96)	—	(96)	(97)	—	(97)
Ending balance	$314	$—	$314	$3,820	$(12)	$3,808	$4,134	$(12)	$4,122

	Year Ended December 31, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$258	$—	$258	$3,535	$(12)	$3,523	$3,793	$(12)	$3,781
Additions/ adjustments (2)	53	—	53	61	—	61	114	—	114
Foreign currency translation adjustments	4	—	4	(14)	—	(14)	(10)	—	(10)
Divestiture of MAKS	—	—	—	(163)	—	(163)	(163)	—	(163)
Ending balance	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
(1) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisition of RDC and RBA.
(2) The 2019 additions/adjustments for the MIS segment in the table above relate to the acquisitions of Vigeo Eiris and Four Twenty Seven. The 2019 additions/adjustments for the MA segment in the table above relate to the acquisition of RiskFirst and ABS Suite.
Acquired intangible assets and related amortization consisted of:

	March 31, 2020	December 31, 2019
Customer relationships	$1,460	$1,325
Accumulated amortization	(244)	(235)
Net customer relationships	1,216	1,090
Trade secrets	30	30
Accumulated amortization	(28)	(29)
Net trade secrets	2	1
Software/product technology	361	372
Accumulated amortization	(133)	(131)
Net software/product technology	228	241
Trade names	149	150
Accumulated amortization	(31)	(30)
Net trade names	118	120
Other (1)	177	80
Accumulated amortization	(32)	(34)
Net other	145	46
Total acquired intangible assets, net	$1,709	$1,498
(1) Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2020	2019
Amortization expense	$28	$26

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2020 (After March 31,)	$89
2021	116
2022	115
2023	111
2024	104
Thereafter	1,174
Total estimated future amortization	$1,709
Matters concerning the ICRA reporting unit
On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA's CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA's board of directors. ICRA has reported that the Securities and Exchange Board of India (SEBI) issued an adjudication order dated December 26, 2019 imposing a penalty of INR 25 lakh (approximately $35,000) on ICRA in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries. ICRA has further reported that: (i) it is appealing that order; and (ii) it has received a related "show cause" notice from SEBI asking ICRA to demonstrate why the penalty imposed should not be increased. In addition, ICRA has disclosed that it is addressing anonymous allegations that were forwarded to ICRA by SEBI, as well as certain additional allegations made during the course of the ongoing internal examination into those anonymous allegations. As of the date of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
During the first quarter of 2020, the average market capitalization of ICRA declined to a level that resulted in a significant decline in headroom (amount by which the fair value of a reporting unit exceeds its carrying value) from amounts reported in the Company's Form 10-K for the year ended December 31, 2019. While the current fair value of the ICRA reporting unit results in no impairment of goodwill at March 31, 2020, further declines in ICRA's average market capitalization could result in impairment in future quarters.
NOTE 12. FAIR VALUE
The table below presents information about items that are carried at fair value at March 31, 2020 and December 31, 2019:

	Fair value Measurement as of March 31, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$259	$—	$259
Mutual funds	39	39	—
Total	$298	$39	$259
Liabilities:
Derivatives (1)	$58	$—	$58
Total	$58	$—	$58

	Fair value Measurement as of December 31, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$92	$—	$92
Mutual funds	3	3	—
Total	$95	$3	$92
(1)Represents FX forwards on certain assets and liabilities as well as interest rate swaps, cross-currency swaps and forward contracts as more fully described in Note 10 to the condensed consolidated financial statements.

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
NOTE 13. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2020	December 31, 2019
Other current assets:
Prepaid taxes	$98	$79
Prepaid expenses	80	71
Capitalized costs to obtain and fulfill sales contracts	85	91
Other	87	89
Total other current assets	$350	$330
Other assets:
Investments in non-consolidated affiliates	$121	$117
Deposits for real-estate leases	14	13
Indemnification assets related to acquisitions	16	16
Mutual funds and fixed deposits	49	10
Company owned life insurance (at contract value)	11	—
Costs to obtain sales contracts	117	119
Cross currency and interest rate swaps	230	83
Other	36	31
Total other assets	$594	$389

	March 31, 2020	December 31, 2019
Accounts payable and accrued liabilities:
Salaries and benefits	$160	$152
Incentive compensation	37	208
Customer credits, advanced payments and advanced billings	41	28
Dividends	3	7
Professional service fees	59	43
Interest accrued on debt	35	63
Accounts payable	26	38
Income taxes	91	73
Pension and other retirement employee benefits	7	7
Accrued royalties	20	25
Foreign exchange forwards on certain assets and liabilities	10	—
Restructuring liability	9	21
Treasury lock forward contracts	47	—
Other	119	108
Total accounts payable and accrued liabilities	$664	$773
Other liabilities:
Pension and other retirement employee benefits	$196	$299
Interest accrued on UTPs	89	82
MAKS indemnification provisions	41	43
Income tax liability - non-current portion	51	51
Cross currency and interest rate swaps	1	—
Restructuring liability	3	3
Other	22	26
Total other liabilities	$403	$504
Loss pursuant to the Divestiture of MAKS:
The $9 million loss in the first quarter of 2020 relates to customary post-closing completion adjustments pursuant to the fourth quarter 2019 divestiture of MAKS.
Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended March 31,
	2020	2019
FX gain (loss)	$13	$(6)
Net periodic pension costs - other components	3	4
Income from investments in non-consolidated affiliates	(3)	1
Other	(1)	3
Total	$12	$2

NOTE 14. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCI:

	Three Months Ended March 31,		Location in the consolidated statement of operations
Losses on cash flow hedges	2020	2019
Interest rate contract	$(1)	$—	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(1)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1)	—	SG&A expense
Total before income taxes	(2)	(1)
Income tax effect of item above	1	1	Provision for income taxes
Total pension and other retirement benefits	(1)	—
Total net losses included in Net Income attributable to reclassifications out of AOCI	$(2)	$—

The following tables show changes in AOCI by component (net of tax):

	Three Months Ended March 31, 2020
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	(1)	(36)	(169)	89	(117)
Amounts reclassified from AOCI	1	1	—	—	2
Other comprehensive income/(loss)	—	(35)	(169)	89	(115)
Balance March 31, 2020	$(92)	$(35)	$(570)	$143	$(554)

	Three Months Ended March 31, 2019
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2018	$(53)	$—	$(406)	$33	$(426)
Other comprehensive income/(loss) before reclassifications	1	—	(34)	24	(9)
Amounts reclassified from AOCI	—	—	—	—	—
Adoption of ASU 2018-02	(17)	—	—	(3)	(20)
Other comprehensive income/(loss)	(16)	—	(34)	21	(29)
Balance March 31, 2019	$(69)	$—	$(440)	$54	$(455)

NOTE 15. PENSION AND OTHER RETIREMENT BENEFITS
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
The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Components of net periodic expense
Service cost	$5	$4	$1	$1
Interest cost	4	5	—	—
Expected return on plan assets	(5)	(5)	—	—
Amortization of net actuarial loss from earlier periods	2	1	—	—
Amortization of net prior service costs from earlier periods	—	—	—	—
Net periodic expense	$6	$5	$1	$1
The Company made a contribution of $99 million to its funded pension plan as well as payments of $3 million related to its unfunded U.S. DBPPs during the three months ended March 31, 2020. Additionally, the Company anticipates making payments of $3 million and $1 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2020.

NOTE 16. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2012 Senior Notes, the 2017 Senior Notes due 2021, the 2017 Senior Notes due 2023, and the 2017 Senior Notes due 2028 which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2020
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$18	$(1)	$(1)	$516
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	549	—	—	(3)	546
2.75% 2017 Senior Notes, due 2021	500	21	—	(1)	520
2.625% 2017 Senior Notes, due 2023	500	15	(1)	(2)	512
3.25% 2017 Senior Notes, due 2028	500	31	(4)	(3)	524
3.25% 2018 Senior Notes, due 2021	300	—	—	(1)	299
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	823	—	(3)	(6)	814
3.75% 2020 Senior Note, due 2025	700	—	(1)	(6)	693
Commercial Paper	487	—	(2)	—	485
Total debt	$6,759	$85	$(20)	$(36)	$6,788
Current portion					(485)
Total long-term debt					$6,303

December 31, 2019
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$9	$(1)	$(1)	$507
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(2)	497
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes, due 2027	561	—	—	(3)	558
2.75% 2017 Senior Notes, due 2021	500	11	(1)	(2)	508
2.625% 2017 Senior Notes, due 2023	500	7	(1)	(2)	504
3.25% 2017 Senior Notes, due 2028	500	—	(4)	(3)	493
3.25% 2018 Senior Notes, due 2021	300	—	—	(1)	299
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	842	—	(3)	(6)	833
Total long-term debt	$5,603	$27	$(17)	$(32)	$5,581
(1) The Company has entered into interest rate swaps on the 2012 Senior Notes, the 2017 Senior Notes due 2021, the 2017 Senior Notes due 2023 and the 2017 Senior Notes due 2028 which are more fully discussed in Note 10 above. These amounts represent the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Commercial Paper
As of March 31, 2020, the Company has CP borrowings outstanding of $485 million with a weighted average maturity date at the time of issuance of 77 days. At March 31, 2020, the weighted average remaining maturity and interest rate on CP outstanding was 58 days and 2.38% respectively.
Notes Payable
On March 25, 2020, the Company issued $700 million aggregate principal amount of senior unsecured rate notes in a public offering. The 2020 Senior Notes (5-year) bear interest at an annual fixed rate of 3.75% and mature on March 24, 2025.
At March 31, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2020, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2021	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Note due 2025	Commercial Paper	Total
2020 (After March 31,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$487	$487
2021	—	—	—	—	500	—	—	300	—	—	—	—	—	$800
2022	500	—	—	—	—	—	—	—	—	—	—	—	—	$500
2023	—	—	—	—	—	500	—	—	—	—	—	—	—	$500
2024	—	500	—	—	—	—	—	—	—	—	—	—	—	$500
Thereafter	—	—	600	549	—	—	500	—	400	400	823	700	—	$3,972
Total	$500	$500	$600	$549	$500	$500	$500	$300	$400	$400	$823	$700	$487	$6,759
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Income	$4	$5
Expense on borrowings	(31)	(46)
UTPs and other tax related liabilities	(8)	(6)
Net periodic pension costs - interest component	(5)	(5)
Total	$(40)	$(52)
The following table shows the cash paid for interest:

	Three Months Ended March 31,
	2020	2019
Interest paid	$49	$73

The fair value and carrying value of the Company’s debt as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$516	$521	$507	$531
4.875% 2013 Senior Notes, due 2024	498	536	497	551
5.25% 2014 Senior Notes (30-Year), due 2044	598	738	599	757
1.75% 2015 Senior Notes, due 2027	546	577	558	604
2.75% 2017 Senior Notes, due 2021	520	497	508	507
2.625% 2017 Senior Notes, due 2023	512	496	504	507
3.25% 2017 Senior Notes, due 2028	524	509	493	523
3.25% 2018 Senior Notes, due 2021	299	301	299	306
4.25% 2018 Senior Notes, due 2029	394	445	394	453
4.875% 2018 Senior Notes, due 2048	389	463	389	492
0.950% 2019 Senior Notes, due 2030	814	769	833	847
3.75% 2020 Senior Note, due 2025	693	732	—	—
Total	$6,303	$6,584	$5,581	$6,078
The fair value of the Company’s long-term debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.
NOTE 17. LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company’s leases include options to renew, with renewal terms that can extend the lease term from one year to 20 years at the Company’s discretion.
The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Operating lease cost	$24	$25
Sublease Income	(1)	—
Variable lease cost	5	4
Total lease cost	$28	$29
The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$26	$26
Right-of-use assets obtained in exchange for new operating lease liabilities	$9	$9

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term	6.7 years	7.3 years
Weighted-average discount rate applied to operating leases	3.6%	3.6%

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2020:

Year Ending December 31,	Operating Leases
2020 (After March 31)	$80
2021	103
2022	90
2023	84
2024	78
After 2024	186
Total lease payments (undiscounted)	621
Less: Interest	69
Present value of lease liabilities:	$552
Lease liabilities - current	$89
Lease liabilities - noncurrent	$463

NOTE 18. CONTINGENCIES
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
NOTE 19. SEGMENT INFORMATION
The Company is organized into two operating segments: MIS and MA and accordingly, the Company reports in two reportable segments: MIS and MA.
The MIS segment consists of five LOBs. The CFG, SFG, FIG and PPIF LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue and revenue from providing ESG research, data and assessments.

The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. Beginning in the first quarter of 2020, the MA segment now consists of two LOBs - RD&A and ERS. Subsequent to the divestiture of MAKS in the fourth quarter of 2019, the MALS business, which was historically part of the PS LOB through December 31, 2019, was reclassified to the RD&A LOB. Prior year revenue by LOB has not been reclassified as the amounts relating to the MALS business were not material.
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
For overhead costs and corporate expenses that benefit both segments, costs are allocated to each segment based on the segment’s share of full-year 2018 actual revenue which comprises a “Baseline Pool” that will remain fixed over time. In subsequent periods, incremental overhead costs (or reductions thereof) will be allocated to each segment based on the prevailing shares of total revenue represented by each segment.
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

	Three Months Ended March 31,
	2020				2019
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$831	$498	$(39)	$1,290	$702	$474	$(34)	$1,142
Total Expenses	343	394	(39)	698	336	378	(34)	680
Operating income	488	104	—	592	366	96	—	462
Add:
Restructuring	(1)	—	—	(1)	3	3	—	6
Depreciation and amortization	16	33	—	49	17	33	—	50
Acquisition-Related Expenses	—	—	—	—	—	1	—	1
Loss pursuant to the divestiture of MAKS	—	9	—	9	—	—	—	—
Adjusted Operating Income	$503	$146	$—	$649	$386	$133	$—	$519

Consolidated Revenue Information by Geographic Area
Consolidated Revenue Information by Geographic Area:

	Three Months Ended March 31,
	2020	2019
United States	$714	$612
Non-U.S.:
EMEA	363	333
Asia-Pacific	136	132
Americas	77	65
Total Non-U.S.	576	530
Total	$1,290	$1,142

NOTE 20. RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715- 20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The ASU is effective for all entities for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented, with early adoption permitted. The Company will comply with the new disclosure requirements set forth in this ASU upon adoption.
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
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote consistency among reporting entities. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
NOTE 21. SUBSEQUENT EVENT
On April 20, 2020, the Board approved the declaration of a quarterly dividend of $0.56 per share of Moody’s common stock, payable on June 10, 2020 to shareholders of record at the close of business on May 20, 2020.

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
MIS, the credit rating agency, publishes credit ratings and provides assessment services on a wide range of debt obligations and the entities that issue such obligations in markets worldwide. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of financial instrument pricing services in the Asia-Pacific region, revenue from ICRA’s non-ratings operations and revenue from providing ESG research, data and assessments. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
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
Sustainability
Moody’s advances sustainability by considering Environmental, Social, and Governance (ESG) factors throughout its operations and two business segments. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include following the policies of recognized sustainability and corporate social responsibility parties that develop standards or frameworks and/or evaluate and assess performance, including Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB). Moody’s sustainability-related achievements have included the following: (i) Moody’s reporting using recommendations from SASB; (ii) the Company becoming a signatory to the Principles for Responsible Investment; (iii) it joining the United Nations Global Compact; and (iv) it issuing annual reports on how the Company has implemented the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD).

COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. Moody’s has transitioned to remote work for all employees globally to help reduce the spread of COVID-19.
The Company experienced disruption in certain sectors of its business late in the first quarter of 2020 (including a decline in leveraged finance related issuance volumes) resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this quarterly report on Form 10-Q, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; changes in the effectiveness of certain hedging instruments; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis will have a material impact on the results of operations and cash flows of the Company in 2020, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption in the near term and to maintain compliance with its debt covenants.
In March 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company issued $700 million in 5-year Senior Notes and began borrowing under its CP Program as more fully discussed in the section entitled "Liquidity and Capital Resources" below and in Note 16 to the condensed consolidated financial statements. In addition, the Company is reducing discretionary spending, including suspending its share repurchase program until further notice.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company intends on utilizing certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
Refer to Part II, Item 1A - "Risk Factors" of this Form 10-Q for further discussion of the Company's risks relating to the COVID-19 crisis.
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2019, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than: i) the critical accounting estimate disclosures relating to goodwill to update the Company's impairment sensitivity analysis in light of a further decline in the market capitalization of ICRA; and ii) to update the critical accounting estimate disclosures for the Company's accounts receivable allowances to align with the adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".
Goodwill
This update should be read in conjunction with the critical accounting estimate disclosures made in the Company's Form 10-K for the year ended December 31, 2019, and relates to the Company’s ICRA reporting unit.
ICRA is a publicly traded company in India, and accordingly the Company is able to derive its fair value based on its observable average market capitalization (plus a control premium) over a relatively short duration of time. During the first quarter of 2020, the average market capitalization of ICRA declined to a level that resulted in a significant decline in headroom (amount by which the fair value of a reporting unit exceeds its carrying value) from amounts reported in the Company's Form 10-K for the year ended December 31, 2019. While the current fair value of the ICRA reporting unit results in no impairment of goodwill at March 31, 2020, further declines in ICRA's average market capitalization could result in impairment in future quarters.

Additionally, as discussed in further detail in Note 11 to the Company's condensed consolidated financial statements, ICRA has reported that it is addressing certain matters which are currently under investigation. As of the date of the filing of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
Sensitivity Analysis and Key Assumptions for Deriving the Fair Value of a Reporting Unit
The following table identifies the amount of goodwill allocated to each reporting unit as of March 31, 2020 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (July 31, 2019 for all reporting units except ICRA and Reis).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$98	$—	$—	$—	$—
Content	358	—	—	—	—
ERS	683	—	—	—	—
MALS	118	—	—	(12)	(37)
ICRA	218	—	—	(44)	(88)
Bureau van Dijk	2,466	—	—	—	(266)
Reis (1)	181	N/A	N/A	N/A	N/A
Totals	$4,122	$—	$—	$(56)	$(391)
(1)Reis was acquired in October 2018. Due to the close proximity of the Reis acquisition, the purchase price approximates the fair value of the reporting unit. In the event that Reis' actual performance does not meet its acquisition-case cash flows, an impairment in future quarters could result.
As illustrated in the preceding table, with the exception of the ICRA reporting unit as discussed above, the MALS reporting unit is the most at risk for potential impairment and failure to meet its financial projections could result in impairment in future quarters.
Accounts Receivable Allowances
On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as more fully described in Note 1 to the condensed consolidated financial statements. As the Company's accounts receivable are short-term in nature, the adoption of this ASU did not have a material impact to the Company's allowance for bad debts or its policies and procedures for determining the allowance.
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are grouped based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information. The reserve rate is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and reasonable and supportable forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.
As of March 31, 2020, Moody's assessment included consideration of the current COVID-19 pandemic and its estimated impact on the Company's accounts receivable allowances. This assessment involved the utilization of significant judgment regarding the severity and duration of the market disruption caused by the pandemic, as well as judgment regarding which industries, classes of customers and geographies would be most significantly impacted.
Reportable Segments
The Company is organized into two reportable segments at March 31, 2020: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 19 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
Three months ended March 31, 2020 compared with three months ended March 31, 2019
Executive Summary
–The Company is closely monitoring the impact of COVID-19 on all aspects of its business (refer to the section above entitled "COVID-19" for further detail). The operating results discussed below may not be indicative of future quarterly results of the Company due to uncertainties relating to the duration and severity of the pandemic and its potential impact on Moody's. As of the date of the filing of this quarterly report on Form 10-Q, the Company believes the most significant near-term impacts to Moody's business will be:
–MIS: within the MIS segment, the most adverse impact in 2020 is likely to be in leveraged finance where the Company has observed significant market disruption and a widening of credit spreads late in the first quarter. Continued market volatility and widening of credit spreads for those leveraged issuers could have a material impact on MIS's operating results in the remaining three quarters of 2020.
–MA: while it is expected that MA will be less affected by the COVID-19 crisis in 2020 than MIS, it is possible that the following impacts from the pandemic could have a material adverse impact on MA's operating results in the remaining three quarters of 2020:
–reductions in discretionary spending by MA’s customer base and social distancing measures could result in reduced sales opportunities and extension of sales cycles on existing opportunities;
–postponement of certain compliance deadlines (e.g., CECL for financial institutions and IFRS 17 for insurers) may delay sales for MA solutions that address these requirements;
–higher attrition rates and/or lower yields on renewable contracts.
The Company remains committed to disciplined cost management through this period of uncertainty.
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–RiskFirst on July 25, 2019;
–ABS Suite on October 1, 2019; and
–Regulatory DataCorp on February 13, 2020.
–On November 8, 2019, the Company sold its MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS are reported within the MA segment (and PS LOB) through the November 8, 2019 closing of the transaction. Beginning in 2020, revenue from the Moody's Analytics Learning Solutions ("MALS") unit, which previous to 2020 was reported in the PS LOB, will now be reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.
–Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition and divestiture activity.
–The following table provides an executive summary of key operating results for the quarter ended March 31, 2020. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2020	2019	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,290	$1,142	13%	— reflects growth in both segments
MIS External Revenue	$794	$670	19%
— higher investment-grade rated issuance volumes as corporate issuers bolstered liquidity positions in response to COVID-19 uncertainties coupled with strong leveraged-finance issuance early in the quarter before the COVID-19 crisis resulted in severe market disruption

MA External Revenue	$496	$472	5%	— strong renewals and new sales of credit research and data feeds, as well as demand for Bureau van Dijk’s compliance solutions in the RD&A LOB; and
				— strong demand for insurance compliance products along with credit assessment and loan origination solutions in ERS
Total operating and SG&A expenses	$641	$623	(3)%	— higher estimates for bad debt reserves resulting from the COVID-19 crisis and inorganic expense growth from acquisitions; partially offset by
				— lower incentive compensation accruals and disciplined expense management
Restructuring	$(1)	$6	117%	— charges pursuant to the 2018 Restructuring Program
Loss pursuant to the divestiture of MAKS	$9	$—	NM	— amount relates to customary post-closing completion adjustments pursuant to the divestiture of MAKS
Operating Margin	45.9%	40.5%	540BPS	— margin expansion reflects strong revenue growth partially offset by modest increases in operating expenses
Adjusted Operating Margin	50.3%	45.4%	490BPS
ETR	13.7%	9.2%	450BPS	— primarily due to regulations issued in the first quarter of 2019 relating to the Tax Act
Diluted EPS	$2.57	$1.93	33%	— growth reflects higher operating income/Adjusted Operating Income partially offset by a higher ETR
Adjusted Diluted EPS	$2.73	$2.07	32%

Moody’s Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
United States	$714	$612	17%
Non-U.S.:
EMEA	363	333	9%
Asia-Pacific	136	132	3%
Americas	77	65	18%
Total Non-U.S.	576	530	9%
Total	1,290	1,142	13%
Expenses:
Operating	340	342	1%
SG&A	301	281	(7%)
Restructuring	(1)	6	117%
Depreciation and amortization	49	50	2%
Acquisition-Related Expenses	—	1	100%
Loss pursuant to the divestiture of MAKS	9	—	NM
Total	698	680	(3%)
Operating income	592	462	28%
Adjusted Operating Income (1)	649	519	25%
Interest expense, net	(40)	(52)	23%
Other non-operating income, net	12	2	500%
Non-operating (expense) income, net	(28)	(50)	44%
Net income attributable to Moody’s	$488	$373	31%
Diluted weighted average shares outstanding	189.6	192.8	2%
Diluted EPS attributable to Moody’s common shareholders	$2.57	$1.93	33%
Adjusted Diluted EPS (1)	$2.73	$2.07	32%
Operating margin	45.9%	40.5%
Adjusted Operating Margin (1)	50.3%	45.4%
Effective tax rate	13.7%	9.2%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.
The table below shows Moody’s global staffing by geographic area:

	March 31,			% Change
	2020		2019
United States	4,065		3,984	2%
Non-U.S.	7,298		9,253	(21%)
Total	11,363	(1)	13,237	(14%)
(1)The divestiture of the MAKS business resulted in a reduction of approximately 2,700 employees, most of which were in low-cost jurisdictions. Additionally, Moody’s global staffing increased by approximately 500 employees relating to acquisitions completed subsequent to March 31, 2019.

GLOBAL REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

Global revenue ⇑ $148 million	U.S. Revenue ⇑ $102 million	Non-U.S. Revenue ⇑ $46 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–The increase in U.S. revenue reflects strong growth in MIS (most notably in CFG) coupled with good growth in MA (most notably in RD&A).
–The increase in non-U.S. revenue reflects strong growth in both segments across all regions.
–Foreign currency translation unfavorably impacted non-U.S. revenue by two percent.

Operating Expense ⇓ $2 million	SG&A Expense ⇑ $20 million
-------------------------------------

Compensation expenses decreased $18 million reflecting:	Compensation expenses decreased $3 million reflecting:
— lower incentive compensation accruals relating to lower projected achievement against full year targeted results compared to the prior year.	— lower incentive compensation accruals relating to lower projected achievement against full year targeted results compared to the prior year.

Non-compensation expenses increased $16 million reflecting:	Non-compensation expenses increased $23 million reflecting:
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency; partially offset by:	— higher estimates for bad debt reserves of approximately $20 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; and
— disciplined expense management in light of the COVID-19 crisis.	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency; partially offset by:
— disciplined expense management in light of the COVID-19 crisis.

Other Expenses
The $9 million loss pursuant to the divestiture of MAKS relates to customary post-closing completion adjustments pursuant to the sale of the business in the fourth quarter of 2019.

Operating margin 45.9%, up 540 BPS	Adjusted Operating Margin 50.3%, up 490 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth partially offset by modest growth in total operating expenses.

Interest Expense, net ⇓$12 million	Other non-operating income ⇑$10 million

Decrease is primarily due to:	The increase is primarily due to:
— a $8 million higher benefit from the interest element of cross-currency swaps (more fully discussed in Note 10 to the condensed consolidated financial statements).	— FX gains of approximately $13 million in 2020 compared to $6 million in FX losses in the same period of the prior year.

ETR ⇑ 450BPS
The increase is primarily due to regulations issued in the first quarter of 2019 relating to the Tax Act.

Diluted EPS ⇑$0.64	Adjusted Diluted EPS ⇑ $0.66

Diluted EPS in 2020 of $2.57 increased $0.64 compared to the first quarter of 2019 and included the aforementioned loss pursuant to the divestiture of MAKS.
Adjusted Diluted EPS of $2.73 in 2020 increased $0.66 compared to the first quarter of 2019 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS).

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Corporate finance (CFG)	$453	$355	28%
Structured finance (SFG)	96	101	(5%)
Financial institutions (FIG)	125	116	8%
Public, project and infrastructure finance (PPIF)	109	93	17%
Total ratings revenue	783	665	18%
MIS Other	11	5	120%
Total external revenue	794	670	19%
Intersegment royalty	37	32	16%
Total	831	702	18%
Expenses:
Operating and SG&A (external)	326	314	(4%)
Operating and SG&A (intersegment)	2	2	—%
Restructuring	(1)	3	133%
Depreciation and amortization	16	17	6%
Total expense	343	336	(2%)
Operating income	$488	$366	33%
Restructuring	(1)	3	133%
Depreciation and amortization	16	17	6%
Adjusted Operating Income	$503	$386	30%
Operating margin	58.7%	52.1%
Adjusted Operating Margin	60.5%	55.0%

MOODY'S INVESTORS SERVICE REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $124 million	U.S. Revenue ⇑ $92 million	Non-U.S. Revenue ⇑ $32 million
–The increase in Global MIS revenue reflected growth across all LOBs excluding SFG.
–The growth in U.S. revenue reflected increases in all ratings LOBs excluding SFG.
–The increase in non-U.S. revenue primarily reflected growth in CFG.
–Foreign currency translation unfavorably impacted non-U.S. MIS revenue by two percentage points.

CFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $98 million	U.S. Revenue ⇑ $71 million	Non-U.S. Revenue ⇑ $27 million
Global CFG revenue for the three months ended March 31, 2020 and 2019 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 28% reflected growth both in the U.S. (29%) and internationally (24%) with the most notable drivers consisting of:
–strong growth in investment-grade rated issuance volumes as large corporate issuers bolstered their liquidity positions in light of uncertainties regarding the duration and severity of the COVID-19 crisis;
–strong growth in leveraged finance rated issuance volumes in January and February reflecting issuers taking advantage of favorable market conditions early in the quarter before uncertainties regarding the COVID-19 crisis resulted in a significant increase in credit spreads and severe market disruption; and
–benefits from favorable changes in product mix and pricing increases.

SFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $5 million	U.S. Revenue ⇓ $1 million	Non-U.S. Revenue ⇓ $4 million
Global SFG revenue for the three months ended March 31, 2020 and 2019 was comprised as follows:
The decrease in SFG revenue of 5% reflected declines both in the U.S. (2%) and internationally (10%).
The decline primarily reflected reduced activity in the CLO asset class in the U.S. and EMEA resulting from widening credit spreads late in the quarter in response to uncertainties relating to the COVID-19 crisis and an increasingly competitive landscape.
FIG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $9 million	U.S. Revenue ⇑ $14 million	Non-U.S. Revenue ⇓ $5 million
Global FIG revenue for the three months ended March 31, 2020 and 2019 was comprised as follows:
The 8% increase in FIG revenue was mainly due to:
–benefits from favorable changes in product mix and pricing increases;
–growth in U.S. banking and insurance rated issuance volumes as large financial institutions and insurers fortified their balance sheets in light of uncertainties relating to the COVID-19 crisis and anticipated volatility around the U.S. presidential election later in the year;
partially offset by:
–lower rated issuance volumes in the banking sector in EMEA reflecting financial institutions in the region being currently well funded after raising capital in the prior year to meet certain regulatory capitalization requirements.

PPIF REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $16 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇑ $8 million
Global PPIF revenue for the three months ended March 31, 2020 and 2019 was comprised as follows:
The 17% increase in PPIF revenue resulted primarily from:
–higher public finance refunding volumes resulting from continued low benchmark interest rates; and
–higher sovereign and infrastructure finance revenue in EMEA.

MIS: Operating and SG&A Expense ⇑ $12 million

The growth reflects a $21 million increase in non-compensation expenses partially offset by a $9 million decrease in compensation expenses. The most notable drivers of these changes is as follows:

Non-compensation costs	Compensation costs
The increase is primarily due to:	The decrease is primarily due to:
— higher estimates for bad debt reserves of $13 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; and	— lower incentive compensation accruals reflecting lower projected achievement against full-year 2020 targeted results compared to the prior year.
— inorganic expense growth from the acquisitions of Vigeo Eiris and Four Twenty Seven.

MIS: Operating Margin of 58.7% ⇑ 660BPS	Adjusted Operating Income of 60.5% ⇑ 550BPS

MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth partially offset by modest expense growth.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Research, data and analytics (RD&A) (1)	$358	$308	16%
Enterprise risk solutions (ERS)	138	122	13%
Professional services (PS) (1)	—	42	(100%)
Total external revenue	496	472	5%
Intersegment revenue	2	2	—%
Total MA Revenue	498	474	5%
Expenses:
Operating and SG&A (external)	315	309	(2%)
Operating and SG&A (intersegment)	37	32	(16%)
Restructuring	—	3	100%
Depreciation and amortization	33	33	—%
Acquisition-Related Expenses	—	1	100%
Loss pursuant to the divestiture of MAKS	9	—	NM
Total expense	394	378	(4%)
Operating income	$104	$96	8%
Restructuring	—	3	100%
Depreciation and amortization	33	33	—%
Acquisition-Related Expenses	—	1	100%
Loss pursuant to the divestiture of MAKS	9	—	NM
Adjusted Operating Income	$146	$133	10%
Operating margin	20.9%	20.3%
Adjusted Operating Margin	29.3%	28.1%

(1) Subsequent to the divestiture of MAKS in 2019, revenue from the Moody's Analytics Learning Solutions ("MALS") unit, which previous to 2020 was reported in the Professional Services line of business ("LOB"), will now be reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

MOODY'S ANALYTICS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $24 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $14 million
The 5% increase in global MA revenue reflects strong growth in RD&A and ERS partially offset by a decline in revenue resulting from the divestiture of the MAKS business in the fourth quarter of 2019.
–Organic revenue growth was 9% (refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric).
–The increase in U.S. revenue primarily reflected growth in RD&A.
–The increase in non-U.S. revenue reflected growth in RD&A and ERS across all regions, partially offset by a decline in revenue resulting from the divestiture of MAKS in the fourth quarter of 2019.
–Foreign currency translation unfavorably impacted non-U.S. MA revenue by two percent.
RD&A REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $50 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $27 million
Global RD&A revenue grew 16% compared to the first quarter of 2019 with the most notable drivers of the increase reflecting:
–strong renewals and new sales of credit research and data feeds;
–strong demand for Bureau van Dijk solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance; and
–inorganic revenue growth from the acquisitions of RDC and ABS Suite.
Organic revenue growth for RD&A was 9%.

ERS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $16 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $11 million
Global ERS revenue increased 13% compared to the first quarter of 2019 with the most notable drivers of the growth reflecting:
–continued strong demand for credit assessment and loan origination solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–inorganic revenue growth from the acquisition of RiskFirst, which added five percentage points of growth.
Organic revenue growth for ERS was 10%.

MA: Operating and SG&A Expense ⇑ $6 million
The increase in operating and SG&A expenses compared to the first quarter of 2019 reflected growth in non-compensation costs of $18 million partially offset by declines in compensation costs of $12 million. The most notable drivers were:

Non-compensation costs	Compensation costs
The increase is primarily due to:	The decrease is primarily due to:
— higher estimates for bad debt reserves of $7 million which included the anticipated impact of the COVID-19 crisis on the Company's customers; and	— lower incentive compensation accruals reflecting lower projected achievement against full-year 2020 targeted results compared to the prior year; and
— inorganic expense growth from acquisitions partially offset by lower expenses resulting from the divestiture of MAKS in the fourth quarter of 2019.	— lower expenses resulting from the divestiture of MAKS in the fourth quarter of 2019 partially offset by inorganic expense growth from acquisitions.

Other Expenses
The $9 million loss pursuant to the divestiture of MAKS relates to customary post-closing completion adjustments pursuant to the sale of the business in the fourth quarter of 2019.

MA: Operating Margin 20.9% ⇑ 60BPS	Adjusted Operating Margin 29.3% ⇑ 120BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect strong RD&A and ERS revenue growth partially offset by modest expense growth. Operating margin expansion was suppressed by the aforementioned loss pursuant to the divestiture of MAKS. Both the operating margin and Adjusted Operating Margin were suppressed by higher bad debt reserves in the first quarter of 2020.

Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2020	2019
Net cash provided by operating activities	$345	$367	$(22)
Net cash used in investing activities	$(772)	$(7)	$(765)
Net cash provided by (used in) financing activities	$765	$(849)	$1,614
Free Cash Flow (1)	$324	$347	$(23)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the three months ended March 31, 2020 decreased $22 million compared to same period in 2019 primarily due to:
–a $99 million contribution to the Company's funded pension plan in the first quarter of 2020; and
–approximately $70 million in higher incentive compensation payments in the first quarter 2020 (based on full-year 2019 financial results) compared to the prior year;
partially offset by:
–the increase in Adjusted Operating Income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion).
Net cash used in investing activities
The $765 million increase in cash used in investing activities in the three months ended March 31, 2020 compared to the same period in 2019 primarily reflects:
–the acquisition of RDC in the first quarter of 2020 for approximately $700 million; and
–approximately $70 million in higher net purchases of investments in the first quarter of 2020 compared to the same period in the prior year.
Net cash provided by (used in) financing activities
The $1,614 million increase in cash flows provided by financing activities in the three months ended March 31, 2020 compared to the same period in the prior year was primarily attributed to:
–the issuance of $700 million in long-term debt in the first quarter of 2020 (2020 Senior Notes) compared to repayment of long-term debt of $450 million (2014 Senior Notes) in the same period of the prior year;
– higher net issuance of commercial paper of $167 million compared to the prior year; and
–lower cash paid for treasury share repurchases of $320 million compared to the first quarter of 2019 (prior year amount included a $125 million payment for shares made under an ASR agreement that were retained by a financial institution counterparty until final settlement of the contract in April 2019).

Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at March 31, 2020 consisted of approximately $1 billion located outside of the U.S. Approximately 20% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Dividends and share repurchases
On April 20, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.56 per share of Moody’s common stock, payable June 10, 2020 to shareholders of record at the close of business on May 20, 2020. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
In October 2018, the Board authorized a $1.0 billion share repurchase program, which at March 31, 2020 had a remaining authority of approximately $81 million. Additionally, in December 2019, the Board authorized an additional $1.0 billion share repurchase program, which may commence following the completion of the existing program.
Late in the first quarter of 2020, the Company suspended its share repurchase activity to preserve liquidity in light of uncertainties regarding the severity and duration of the COVID-19 crisis.
Other cash requirements
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
During the first quarter of 2020, in response to uncertainties relating to the severity and duration of the COVID-19 crisis, the Company issued $700 million in 5-year unsecured senior notes via a public offering to bolster liquidity. The terms of this transactions are more fully discussed in Note 16 to the condensed consolidated financial statements. The Company also borrowed under its CP Program in the first quarter of 2020 and at March 31, 2020 had $485 million of CP outstanding.
At March 31, 2020, Moody’s had $6.8 billion of outstanding debt and approximately $500 million of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At March 31, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At March 31, 2020, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at March 31, 2020 is as follows:
For additional information on the Company's outstanding debt, refer to Note 16 to the condensed consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Off-Balance Sheet Arrangements
At March 31, 2020, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of March 31, 2020:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$8,845	$687	$2,171	$1,480	$4,507
Operating lease obligations	621	107	188	160	166
Purchase obligations	135	92	34	7	2
Pension obligations (2)	148	5	45	27	71
Total (3)	$9,749	$891	$2,438	$1,674	$4,746
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 16 to the condensed consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 15 to the condensed consolidated financial statements.
(3)The table above does not include the Company's long-term tax liabilities of $448 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $41 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $51 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) restructuring charges; ii) depreciation and amortization; iii) a loss pursuant to the divestiture of MAKS; and iv) Acquisition-Related Expenses. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in the prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended March 31,
	2020	2019
Operating income	$592	$462
Adjustments:
Restructuring	(1)	6
Depreciation and amortization	49	50
Acquisition-Related Expenses	—	1
Loss pursuant to the divestiture of MAKS	9	—
Adjusted Operating Income	$649	$519
Operating margin	45.9%	40.5%
Adjusted Operating Margin	50.3%	45.4%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges; iii) a loss pursuant to the divestiture of MAKS; and iv) Acquisition-Related Expenses.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.
Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended March 31,
Amounts in millions	2020		2019
Net income attributable to Moody's common shareholders		$488		$373
Pre-Tax Acquisition-Related Expenses	$—		$1
Tax on Acquisition-Related Expenses	—		—
Net Acquisition-Related Expenses		—		1
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$28		$26
Tax on Acquisition-Related Intangible Amortization Expenses	(6)		(5)
Net Acquisition-Related Intangible Amortization Expenses		22		21
Pre-Tax Restructuring	$(1)		$6
Tax on Restructuring	—		(2)
Net Restructuring		(1)		4
Loss pursuant to the divestiture of MAKS		9		—
Adjusted Net Income		$518		$399

	Three Months Ended March 31,
	2020		2019
Diluted earnings per share attributable to Moody's common shareholders		$2.57		$1.93
Pre-Tax Acquisition-Related Expenses	$—		$0.01
Tax on Acquisition-Related Expenses	—		—
Net Acquisition-Related Expenses		—		0.01
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.15		$0.14
Tax on Acquisition-Related Intangible Amortization Expenses	(0.03)		(0.03)
Net Acquisition-Related Intangible Amortization Expenses		0.12		0.11
Pre-Tax Restructuring	$(0.01)		$0.03
Tax on Restructuring	—		(0.01)
Net Restructuring		(0.01)		0.02
Loss pursuant to the divestiture of MAKS		0.05		—
Adjusted Diluted EPS		$2.73		$2.07
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

	Three Months Ended March 31,
	2020	2019
Net cash flows provided by operating activities	$345	$367
Capital additions	(21)	(20)
Free Cash Flow	$324	$347
Net cash flows used in investing activities	$(772)	$(7)
Net cash flows provided by (used in) financing activities	$765	$(849)

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

Acquisition	Acquisition Date	Period excluded to determine organic revenue growth
RiskFirst	July 25, 2019	January 1, 2020 - March 31, 2020
ABS Suite	October 1, 2019	January 1, 2020 - March 31, 2020
Regulatory DataCorp	February 13, 2020	February 13, 2020 - March 31, 2020

Divestiture	Divestiture Date
MAKS	November 7, 2019	January 1, 2019 - March 31, 2019

Additionally, subsequent to the divestiture of MAKS in 2019, revenue from the Moody's Analytics Learning Solutions ("MALS") unit, which previous to 2020 was reported in the Professional Services LOB, will now be reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material. For purposes of determining organic RD&A revenue growth, MALS revenue has been excluded from first quarter 2020 RD&A revenue. Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change	Growth
MA revenue	$496	$472	$24	5%
RiskFirst revenue	(4)	—	(4)
ABS Suite revenue	(1)	—	(1)
Regulatory DataCorp revenue	(7)	—	(7)
MAKS revenue	—	(27)	27
Organic MA revenue	$484	$445	$39	9%

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change	Growth
RD&A revenue	$358	$308	$50	16%
ABS Suite revenue	(1)	—	(1)
Regulatory DataCorp revenue	(7)	—	(7)
MALS revenue	(15)	—	(15)
Organic RD&A revenue	$335	$308	$27	9%

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change	Growth
ERS revenue	$138	$122	$16	13%
RiskFirst revenue	(4)	—	(4)
Organic ERS revenue	$134	$122	$12	10%

Recently Issued Accounting Standards
Refer to Note 20 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 18 "Contingencies” in this Form 10-Q.
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
In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS’s EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to use of credit ratings, independence and avoidance of conflicts of interest, conflicts of interest concerning investments in CRAs, CRA rotation, methodologies, models and key rating assumptions, use of multiple CRAs, outsourcing, disclosures, credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation and, annually, sets out its work program for the forthcoming year. ESMA’s 2020 work program includes the credit rating process, methodology development and validation, governance and internal controls, including with respect to IT and information security, effectiveness of control environment and access and usability of credit ratings.
In 2016, the European Commission published a report concluding that no new EU legislation was necessary at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. The European Commission is expected to publish a report in 2021 on CRAs and the integration of sustainability factors into their credit rating opinions and in the fourth quarter of 2020 on sustainability research and ratings.
Separately, on June 23, 2016, the U.K. voted to exit the E.U. and on January 31, 2020 formally left the E.U. There is now a transition period until December 31, 2020 when most EU law will remain applicable in the U.K.. The longer-term impact of the decision to leave the E.U. on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the E.U. During the transition period, the EU CRA regulatory framework will remain in place in the U.K. and firms must continue to abide by their existing obligations with ESMA as the regulator of EU-registered CRAs. It is expected that from the start of 2021, legislation for CRAs under the supervision of the Financial Conduct Authority will come into force in the U.K.

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

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 42 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to, the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP growth in the U.S. and worldwide, and on the company’s own operations and personnel. Many other factors could cause actual results to differ from Moody’s outlook, including credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to uncertainty as companies transition away from LIBOR and Brexit; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Dodd-Frank Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which the Company may be subject from time to time; provisions in the Dodd-Frank Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2019, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2019:
Interest rate swaps designated as fair value hedges:
In the first quarter of 2020, the Company entered into interest rate swaps with a notional amount of $500 million to convert the fixed rate of interest on the 3.25% 2017 Senior Notes due 2028 to a floating interest rate based on the 3-month USD LIBOR. The hedges will be settled in 2026. A hypothetical change of 100 BPS in the USD LIBOR-based swap rate would result in an approximate $31 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
Cross-currency swaps designated as net investment hedges:
In the first quarter of 2020, the Company entered into cross-currency swaps to exchange an aggregate amount of €450 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $500 million with corresponding interest based on the floating 3-month USD LIBOR. These swaps were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $49 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Treasury locks designated as cash flow hedges:
The Company entered into treasury lock interest rate forward contracts in January 2020 with a combined notional amount of $300 million with an average locked-in U.S. 30-year Treasury rate of 2.0103%. The purpose of these forward contracts was to mitigate the changes in cash flow attributable to changes in the 30-year Treasury rate during the period prior to the anticipated issuance of 30-year debt. As of March 31, 2020, a decrease in the 30-year Treasury rate subsequent to inception of the hedge resulted in an approximate $47 million unfavorable change to the fair value of the swap. The Treasury lock interest rate forward contracts matured on April 30, 2020, resulting in a cumulative loss of $68 million. The loss on the Treasury rate lock will remain in AOCI (unless the hedged transaction is deemed probable of not occurring) and will be reclassified to earnings in the same period that the hedged transaction (i.e. interest payments) impact earnings.
Refer to Note 10 to the condensed consolidated financial statements in this Form 10-Q and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 for further discussion on the Company’s derivative financial instruments.
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
The Company is in the process of a multi-year initiative to simplify and standardize processes and systems within its shared services function. In the first quarter of 2020, the Company has completed the first phase of an implementation of a new enterprise resource planning (ERP) system. The rollout of the first phase of implementing the new ERP system resulted in the same level of internal control over financial reporting as was in place prior to the implementation. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, the Company anticipates process changes that may necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

Aside from the change noted above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2020.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 18 “Contingencies” in this Form 10-Q.
Item 1A. Risk Factors
Other than the risk factor below relating to the COVID-19 pandemic, there have been no material changes since December 31, 2019 to the significant risk factors and uncertainties known to the Company that, if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.
The global COVID-19 pandemic may have a material adverse impact on our operations and financial performance, and is having a material adverse impact on the operations and financial performance of many of our customers. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
Our operations and financial performance could be negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity and significant volatility and disruption in financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.
The COVID-19 pandemic has subjected our operations and financial performance to a number of risks, including, but not limited to, those discussed below:
–The global credit market disruptions and economic slowdown (including decreased level of merger and acquisition financing activity in the U.S. and abroad) caused by the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on the volume of below investment grade and emerging market debt and other securities issued in domestic and/or global capital markets and could lead to a decline in investment grade issuances.
–We continue to publish research and issue credit ratings in accordance with our public credit rating methodologies in a highly uncertain, rapidly changing environment where it is difficult to predict the impact the COVID-19 pandemic has had on the operations and financial performance of many of our rated issuers. Given these unprecedented events, and our prior experience during periods of volatility and economic uncertainty, it is likely that our ratings and research will be challenged around the globe by the press, rated entities, investors and government agencies and officials. Such scrutiny has impacted and may continue to impact our reputation, brand and credibility and result in future government and regulatory proceedings, investigations, inquiries and litigation.
–The uncertain effectiveness, potential expansion and possible collateral consequences, including reputational, of recent and future U.S. and foreign government actions in response to the COVID-19 pandemic’s impact on credit markets, including, but not limited to, the Primary Market Corporate Credit Facility, the Secondary Market Corporate Credit Facility and the Term Asset-Backed Securities Loan Facility created by the U.S. Federal Reserve.
–Illness, travel restrictions or workforce disruptions could negatively affect our operations and other business processes.
–Social distancing measures could result in reduced sales opportunities for both MIS and MA and result in an extension of the MA sales cycles on existing opportunities as well as higher attrition rates and/or lower yields on renewable contracts.

–The COVID-19 pandemic may decrease demand for the financial intelligence and analytical tools MA provides, in particular in the event that MA’s customers come under financial pressure and reduce spending for the types of products and services offered by MA.
–Our customers are being impacted and will be impacted by recent events to differing degrees. Some of our customers may no longer exist after the COVID-19 crisis, thereby reducing the number of issuers in the market, issuance volume and demand for our products and services. Some of our customers will experience significant spending constraints in order to continue operations and others may reduce their workforces, also resulting in a reduction in the demand for some of our products and services. As a result, we may face pricing pressure on our products, delayed renewals for certain subscription based products, and challenges to new sales which would in turn reduce revenue, ultimately impacting our results of operations.
–The COVID-19 pandemic has increased volatility and pricing in the capital markets, and volatility is likely to continue. The Company might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
–While we have transitioned to remote work for all employees globally, maintaining such a state for an extended period of time may have a material adverse effect on our productivity, our ability to meet the needs of our customers and may expose us to both operational and security risks. In addition, maintaining an infrastructure that supports a prolonged remote working environment may limit information technology resources available for other projects.
As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors detailed under “A. Legal and Regulatory Risks” and “B. Risks Relating to Our Business.” Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the Three Months Ended March 31, 2020

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
January 1- 31	436,971	$249.90	436,971	$1,225	million
February 1- 29	258,388	$266.97	258,277	$1,156	million
March 1- 31	770,707	$200.29	373,861	$1,081	million
Total	1,466,066	$236.67	1,069,109
(1)Includes surrender to the Company of 111 and 396,846 shares of common stock in February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. No shares of common stock were surrendered to the Company to satisfy tax withholding obligations in January.
(2)As of the last day of each of the months. On October 22, 2018, the Board authorized a $1 billion share repurchase program, which at March 31, 2020 had approximately $81 million of remaining authority. On December 16, 2019, the Board approved an additional $1 billion for the share repurchase program, which may commence following the completion of the existing program. There is no established expiration date for the remaining authorization.
During the first quarter of 2020, Moody’s issued a net 0.9 million shares under employee stock-based compensation plans.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS

.1
Restated Certificate of Incorporation of the Registrant, effective April 22, 2020 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2020)

.2
Amended and Restated By-laws of Moody’s Corporation, effective April 22, 2020 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2020)

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

Date: May 1, 2020