Form 10-Q
period 2020-06-30
MOODYS CORP /DE/
filed 2020-07-31
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Shares Outstanding at June 30, 2020
187.7 million

	MOODY’S CORPORATION INDEX TO FORM 10-Q
		Page(s)
	Glossary of Terms and Abbreviations	3-7
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	8
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	9
	Consolidated Balance Sheets (Unaudited) at June 30, 2020 and December 31, 2019	10
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019	11
	Consolidated Statements of Shareholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	12-15
	Notes to Condensed Consolidated Financial Statements (Unaudited)	16-47
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	The Company	48
	Corporate Social Responsibility and Sustainability	48
	Critical Accounting Estimates	49-51
	Reportable Segments	51
	Results of Operations	52-77
	Liquidity and Capital Resources	78-84
	Recently Issued Accounting Standards	85
	Contingencies	85
	Regulation	85-86
	Forward-Looking Statements	87
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	88
Item 4.	Controls and Procedures	88
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	89
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 5.	Other Information	89
Item 6.	Exhibits	90

SIGNATURES
	Exhibits Filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ABS Suite	Business acquired by the Company in October 2019 which includes a software platform used by issuers and trustees for administration of asset-backed and mortgage-backed securities programs
Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity
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
MA
Moody’s Analytics - a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of two LOBs - RD&A and ERS

Make Whole Amount	The prepayment penalty amount relating to the 2018 Senior Notes due 2021 which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

TERM	DEFINITION
MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly part of the PS LOB and a reporting unit within the MA reportable segment
MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG, CFG, FIG, PPIF and MIS Other
MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing, KIS Research and revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
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
PS
Professional Services, a former LOB within MA which consisted of MAKS and MALS that provided offshore analytical and research services as well as learning solutions and certification programs. Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

RBA International (RBA)	A provider of online retail bank training and certifications; the Company acquired RBA in March 2020
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
Vigeo Eiris	A provider of in ESG research, data and assessments; acquired by the Company on April 12, 2019
2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022

TERM	DEFINITION
2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes due in December 2021
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes, repaid in 2020
2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes Due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes Due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1,435	$1,214	$2,725	$2,356
Expenses
Operating	362	340	702	682
Selling, general and administrative	307	275	608	556
Restructuring	(2)	53	(3)	59
Depreciation and amortization	58	52	107	102
Acquisition-Related Expenses	—	2	—	3
Loss pursuant to the divestiture of MAKS	—	9	9	9
Total expenses	725	731	1,423	1,411
Operating income	710	483	1,302	945
Non-operating (expense) income, net
Interest expense, net	(60)	(51)	(100)	(103)
Other non-operating income, net	16	—	28	2
Total non-operating expense, net	(44)	(51)	(72)	(101)
Income before provisions for income taxes	666	432	1,230	844
Provision for income taxes	157	121	234	159
Net income	509	311	996	685
Less: Net (loss) income attributable to noncontrolling interests	—	1	(1)	2
Net income attributable to Moody's	$509	$310	$997	$683
Earnings per share attributable to Moody's common shareholders
Basic	$2.71	$1.64	$5.31	$3.60
Diluted	$2.69	$1.62	$5.27	$3.56
Weighted average number of shares outstanding
Basic	187.7	189.4	187.6	189.9
Diluted	189.0	191.3	189.3	192.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$509			$311
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$78	$1	79	$42	$—	42
Net losses on net investment hedges	(97)	24	(73)	(36)	7	(29)
Cash Flow Hedges:
Net losses on cash flow hedges	(20)	6	(14)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	1	—	1	1	—	1
Net actuarial gains (losses) and prior service costs	9	(2)	7	(3)	1	(2)
Total other comprehensive (loss) income	$(29)	$29	$—	$4	$8	$12
Comprehensive income			509			323
Less: comprehensive (loss) income attributable to noncontrolling interests			(11)			4
Comprehensive Income Attributable to Moody's			$520			$319

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$996			$685
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(97)	$6	(91)	$15	$—	15
Net gains (losses) on net investment hedges	22	(6)	16	(6)	1	(5)
Cash Flow Hedges:
Net losses on cash flow hedges	(68)	18	(50)	—	—	—
Reclassification of losses included in net income	1	—	1	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3	(1)	2	2	(1)	1
Net actuarial gains (losses) and prior service costs	8	(2)	6	(2)	1	(1)
Total other comprehensive (loss) income	$(131)	$15	(116)	$9	$1	10
Comprehensive income			880			695
Less: comprehensive (loss) income attributable to noncontrolling interests			(13)			12
Comprehensive Income Attributable to Moody's			$893			$683
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,099	$1,832
Short-term investments	100	98
Accounts receivable, net of allowance for credit losses of $41 in 2020 and $20 in 2019	1,401	1,419
Other current assets	363	330
Total current assets	3,963	3,679
Property and equipment, net of accumulated depreciation of $880 in 2020 and $839 in 2019	298	292
Operating lease right-of-use assets	429	456
Goodwill	4,162	3,722
Intangible assets, net	1,697	1,498
Deferred tax assets, net	188	229
Other assets	561	389
Total assets	$11,298	$10,265
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$795	$773
Current portion of operating lease liabilities	90	89
Deferred revenue	1,001	1,050
Total current liabilities	1,886	1,912
Non-current portion of deferred revenue	104	112
Long-term debt	6,333	5,581
Deferred tax liabilities, net	414	357
Uncertain tax positions	455	477
Operating lease liabilities	451	485
Other liabilities	418	504
Total liabilities	10,061	9,428
Contingencies (Note 19)
Redeemable noncontrolling interest	5	6
Shareholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series Common Stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2020 and December 31, 2019, respectively.	3	3
Capital surplus	651	642
Retained earnings	10,442	9,656
Treasury stock, at cost; 155,206,451 and 155,215,143 shares of shares of common stock at June 30, 2020 and December 31, 2019	(9,513)	(9,250)
Accumulated other comprehensive loss	(542)	(439)
Total Moody's shareholders' equity	1,041	612
Noncontrolling interests	191	219
Total shareholders' equity	1,232	831
Total liabilities, noncontrolling interests and shareholders' equity	$11,298	$10,265
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$996	$685
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	107	102
Stock-based compensation	72	70
Deferred income taxes	46	(3)
ROU Asset impairment & other non-cash restructuring/impairment charges	—	29
Loss pursuant to the divestiture of MAKS	9	9
Changes in assets and liabilities:
Accounts receivable	11	30
Other current assets	(45)	(58)
Other assets	(39)	(33)
Accounts payable and accrued liabilities	(37)	(96)
Deferred revenue	(60)	(8)
Unrecognized tax benefits and other non-current tax liabilities	(13)	(15)
Other liabilities	(70)	43
Net cash provided by operating activities	977	755
Cash flows from investing activities
Capital additions	(62)	(39)
Purchases of investments	(108)	(70)
Sales and maturities of investments	45	93
Cash paid for acquisitions, net of cash acquired	(698)	(37)
Net cash used in investing activities	(823)	(53)
Cash flows from financing activities
Issuance of notes	995	—
Repayment of notes	(300)	(450)
Issuance of commercial paper	789	942
Repayment of commercial paper	(792)	(815)
Proceeds from stock-based compensation plans	29	29
Repurchase of shares related to stock-based compensation	(100)	(75)
Treasury shares	(253)	(615)
Dividends	(210)	(189)
Debt issuance costs, extinguishment costs and related fees	(17)	—
Dividends to noncontrolling interest	(1)	(1)
Payment to acquire noncontrolling interests	(17)	(12)
Net cash provided by (used in) financing activities	123	(1,186)
Reclassification of cash to assets held for sale	—	(8)
Effect of exchange rate changes on cash and cash equivalents	(10)	3
Increase (decrease) in cash and cash equivalents	267	(489)
Cash and cash equivalents, beginning of period	1,832	1,685
Cash and cash equivalents, end of period	$2,099	$1,196
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2019	342.9	$3	$436	$8,893	(153.3)	$(8,754)	$(455)	$123	$202	$325
Net income				310				310	1	311
Dividends ($0.50 per share)				(95)				(95)	(1)	(96)
Stock-based compensation			34					34		34
Shares issued for stock-based compensation plans at average cost, net			(4)		0.3	18		14		14
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								—	17	17
Treasury shares repurchased			109		(0.7)	(151)		(42)		(42)
Currency translation adjustment and net gain on net investment hedges (net of tax of $8 million)							10	10	3	13
Net actuarial gains and prior service cost (net of tax of $1 million)							(2)	(2)		(2)
Amortization of prior service costs and actuarial losses							1	1		1
Balance at June 30, 2019	342.9	$3	$575	$9,108	(153.7)	$(8,887)	$(446)	$353	$222	$575

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656
Net income				683				683	2	685
Dividends ($1.00 per share)				(189)				(189)	(1)	(190)
Adoption of ASU 2018-02, relating to the Tax Act				20			(20)	—		—
Stock-based compensation			70					70		70
Shares issued for stock-based compensation plans at average cost, net			(71)		1.3	25		(46)		(46)
Purchase of noncontrolling interest			(9)					(9)	(3)	(12)
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								—	17	17
Treasury shares repurchased			(16)		(3.4)	(599)		(615)		(615)
Currency translation adjustment, net of net investment hedge activity (net of tax of $1 million)							—	—	10	10
Net actuarial gains and prior service cost							(1)	(1)		(1)
Amortization of prior service costs and actuarial losses							1	1		1
Balance at June 30, 2019	342.9	$3	$575	$9,108	(153.7)	$(8,887)	$(446)	$353	$222	$575
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2020	342.9	$3	$616	$10,041	(155.4)	$(9,524)	$(554)	$582	$217	$799
Net income				509				509	1	510
Dividends ($0.56 per share)				(108)				(108)	—	(108)
Stock-based compensation			35					35		35
Shares issued for stock-based compensation plans at average cost, net			2		0.2	11		13		13
Purchase of noncontrolling interest			(2)					(2)	(15)	(17)
Currency translation adjustment, net of net investment hedge activity (net of tax of $25 million)							18	18	(12)	6
Net actuarial gains and prior service cost (net of tax of $2 million)							7	7		7
Amortization of prior service costs and actuarial losses							1	1		1
Net realized gain on cash flow hedges (net of tax of $6 million)							(14)	(14)		(14)
Balance at June 30, 2020	342.9	$3	$651	$10,442	(155.2)	$(9,513)	$(542)	$1,041	$191	$1,232

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				997				997	—	997
Dividends ($1.12 per share)				(209)				(209)	—	(209)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			72					72		72
Shares issued for stock-based compensation plans at average cost, net			(61)		1.1	(10)		(71)		(71)
Purchase of noncontrolling interest			(2)					(2)	(15)	(17)
Treasury shares repurchased					(1.1)	(253)		(253)		(253)
Currency translation adjustment, net of net investment hedge activity							(62)	(62)	(13)	(75)
Net actuarial gains and prior service cost (net of tax of $2 million)							6	6		6
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Net realized and unrealized gain on cash flow hedges (net of tax of $18 million)							(49)	(49)		(49)
Balance at June 30, 2020	342.9	$3	$651	$10,442	(155.2)	$(9,513)	$(542)	$1,041	$191	$1,232
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
COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company has selectively reopened certain of its offices, Moody’s continues to require remote work for most employees globally. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on office re-openings.
The Company experienced disruption in certain sectors of its business beginning late in the first quarter of 2020 resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this quarterly report on Form 10-Q, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis will have a material impact on the results of operations and cash flows of the Company in 2020, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption in the near term and to maintain compliance with its debt covenants.
In the first half of 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company added $700 million in additional long-term borrowings and began borrowing under its CP Program as more fully discussed in Note 17 . At June 30, 2020, the Company had repaid all CP outstanding. In addition, the Company is reducing discretionary spending, including suspending its share repurchase program until further notice.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company will utilize certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On January 1, 2020, the Company adopted the New Credit Losses Accounting Standard as more fully discussed in Note 1. Accordingly, the Company revised its accounts receivable allowances accounting policy to reflect the provisions of the new standard, which is discussed below along with the capitalized software accounting policy, which was also updated to reflect the New Internal Use Software Accounting Standard. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2019 remain unchanged.
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

As of June 30, 2020, Moody's assessment included consideration of the current COVID-19 pandemic and its estimated impact on the Company's accounts receivable allowances. This assessment involved the utilization of significant judgment regarding the expected severity and duration of the market disruption caused by the COVID-19 pandemic, as well as judgment regarding which industries, classes of customers and geographies would be most significantly impacted.
During the six months ended June 30, 2020, the Company recorded a net provision for expected credit losses of $28 million. The increase in the provision for expected credit losses for the current period was primarily attributable to the aforementioned estimated effects of COVID-19.
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
The Company also capitalizes implementation costs incurred in cloud computing arrangements (i.e., hosting arrangements) and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. Following the January 1, 2020 adoption of ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" (as further discussed in Note 1), the Company classifies the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense) and classifies the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the balance sheet consistent with the location of prepayment of fees for the hosting element (i.e., within other current assets or other assets). The implementation costs incurred prior to adoption of this ASU have been included within property and equipment, net in the balance sheet with the amortization of such balance included within depreciation and amortization in the statement of operations.
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

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
MIS:
Corporate finance (CFG)
Investment-grade	$291	$96	$435	$193
High-yield	99	69	174	126
Bank loans	43	83	132	156
Other accounts (1)	139	140	284	268
Total CFG	572	388	1,025	743
Structured finance (SFG)
Asset-backed securities	23	26	45	49
RMBS	23	24	50	48
CMBS	13	20	30	38
Structured credit	21	41	50	76
Other accounts	1	1	2	2
Total SFG	81	112	177	213
Financial institutions (FIG)
Banking	88	84	174	164
Insurance	44	28	74	57
Managed investments	8	10	14	14
Other accounts	2	3	5	6
Total FIG	142	125	267	241
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	64	53	121	99
Project and infrastructure	69	55	121	102
Total PPIF	133	108	242	201
Total ratings revenue	928	733	1,711	1,398
MIS Other	10	6	21	11
Total external revenue	938	739	1,732	1,409
Intersegment royalty	35	33	72	65
Total MIS	973	772	1,804	1,474
MA:
Research, data and analytics (RD&A)	366	315	724	623
Enterprise risk solutions (ERS)	131	117	269	239
Professional services (PS) (2)	—	43	—	85
Total external revenue	497	475	993	947
Intersegment revenue	2	3	4	5
Total MA	499	478	997	952
Eliminations	(37)	(36)	(76)	(70)
Total MCO	$1,435	$1,214	$2,725	$2,356
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
(2) Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG)	$413	$159	$572	$242	$146	$388
Structured finance (SFG)	45	36	81	72	40	112
Financial institutions (FIG)	70	72	142	52	73	125
Public, project and infrastructure finance (PPIF)	87	46	133	69	39	108
Total ratings revenue	615	313	928	435	298	733
MIS Other	1	9	10	1	5	6
Total MIS	616	322	938	436	303	739
MA:
Research, data and analytics (RD&A)	167	199	366	138	177	315
Enterprise risk solutions (ERS)	54	77	131	46	71	117
Professional services (PS) (1)	—	—	—	18	25	43
Total MA	221	276	497	202	273	475
Total MCO	$837	$598	$1,435	$638	$576	$1,214

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG)	$727	$298	$1,025	$485	$258	$743
Structured finance (SFG)	106	71	177	134	79	213
Financial institutions (FIG)	130	137	267	98	143	241
Public, project and infrastructure finance (PPIF)	155	87	242	129	72	201
Total ratings revenue	1,118	593	1,711	846	552	1,398
MIS Other	1	20	21	1	10	11
Total MIS	1,119	613	1,732	847	562	1,409
MA:
Research, data and analytics (RD&A)	325	399	724	273	350	623
Enterprise risk solutions (ERS)	107	162	269	94	145	239
Professional services (PS) (1)	—	—	—	36	49	85
Total MA	432	561	993	403	544	947
Total MCO	$1,551	$1,174	$2,725	$1,250	$1,106	$2,356
(1) Subsequent to the divestiture of MAKS in 2019, the RD&A LOB now includes revenue from MALS beginning in the first quarter of 2020. MALS revenue was previously reported as part of the PS LOB and prior year revenue by LOB has not been reclassified as the amounts were not material.

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
MIS:
U.S.	$616	$436	$1,119	$847
Non-U.S.:
EMEA	183	178	354	327
Asia-Pacific	90	84	171	163
Americas	49	41	88	72
Total Non-U.S.	322	303	613	562
Total MIS	938	739	1,732	1,409
MA:
U.S.	221	202	432	403
Non-U.S.:
EMEA	190	184	382	368
Asia-Pacific	54	57	109	110
Americas	32	32	70	66
Total Non-U.S.	276	273	561	544
Total MA	497	475	993	947
Total MCO	$1,435	$1,214	$2,725	$2,356

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

	Three Months Ended June 30,
	2020			2019
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$457	$115	$572	$277	$111	$388
	80%	20%	100%	71%	29%	100%
Structured Finance	$35	$46	$81	$69	$43	$112
	43%	57%	100%	62%	38%	100%
Financial Institutions	$76	$66	$142	$61	$64	$125
	54%	46%	100%	49%	51%	100%
Public, Project and Infrastructure Finance	$96	$37	$133	$71	$37	$108
	72%	28%	100%	66%	34%	100%
MIS Other	$—	$10	$10	$—	$6	$6
	—%	100%	100%	—%	100%	100%
Total MIS	$664	$274	$938	$478	$261	$739
	71%	29%	100%	65%	35%	100%
Research, data and analytics	$16	$350	$366	$4	$311	$315
	4%	96%	100%	1%	99%	100%
Enterprise risk solutions	$26	$105	$131	$23	$94	$117
	20%	80%	100%	20%	80%	100%
Professional services	$—	$—	$—	$43	$—	$43
	—%	—%	—%	100%	—%	100%
Total MA	$42	$455	$497	$70	$405	$475
	8%	92%	100%	15%	85%	100%
Total Moody's Corporation	$706	$729	$1,435	$548	$666	$1,214
	49%	51%	100%	45%	55%	100%

	Six Months Ended June 30,
	2020				2019
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$795		$230	$1,025	$526		$217	$743
	78%		22%	100%	71%		29%	100%
Structured Finance	$85		$92	$177	$126		$87	$213
	48%		52%	100%	59%		41%	100%
Financial Institutions	$136		$131	$267	$109		$132	$241
	51%		49%	100%	45%		55%	100%
Public, Project and Infrastructure Finance	$165		$77	$242	$126		$75	$201
	68%		32%	100%	63%		37%	100%
MIS Other	$2		$19	$21	$1		$10	$11
	10%		90%	100%	9%		91%	100%
Total MIS	$1,183		$549	$1,732	$888		$521	$1,409
	68%		32%	100%	63%		37%	100%
Research, data and analytics	$34		$690	$724	$9		$614	$623
	5%		95%	100%	1%		99%	100%
Enterprise risk solutions	$58		$211	$269	47		$192	$239
	22%		78%	100%	20%		80%	100%
Professional services	$—		$—	$—	$85		$—	$85
	—%		—%	—%	100%		—%	100%
Total MA	$92	(1)	$901	$993	$141	(1)	$806	$947
	9%		91%	100%	15%		85%	100%
Total Moody's Corporation	$1,275		$1,450	$2,725	$1,029		$1,327	$2,356
	47%		53%	100%	44%		56%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$664	$20	$684	$1,183	$59	$1,242
Revenue recognized over time	274	477	751	549	934	1,483
Total	$938	$497	$1,435	$1,732	$993	$2,725

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$478	$22	$500	$888	$52	$940
Revenue recognized over time	261	453	714	521	895	1,416
Total	$739	$475	$1,214	$1,409	$947	$2,356
Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At June 30, 2020 and December 31, 2019, accounts receivable, net included $437 million and $346 million, respectively, of unbilled receivables, net related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at June 30, 2020 and December 31, 2019, accounts receivable, net included $63 million and $53 million, respectively, of unbilled receivables, net related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2020 are as follows:

	Three Months Ended June 30, 2020
	MIS	MA	Total
Balance at March 31, 2020	$379	$843	$1,222
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(115)	(341)	(456)
Increases due to amounts billable excluding amounts recognized as revenue during the period	100	234	334
Effect of exchange rate changes	1	4	5
Total changes in deferred revenue	(14)	(103)	(117)
Balance at June 30, 2020	$365	$740	$1,105

	Six Months Ended June 30, 2020
	MIS	MA	Total
Balance at January 1, 2020	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(167)	(677)	(844)
Increases due to amounts billable excluding amounts recognized as revenue during the period	213	577	790
Increases due to RDC acquisition during the period	—	20	20
Effect of exchange rate changes	(3)	(20)	(23)
Total changes in deferred revenue	43	(100)	(57)
Balance at June 30, 2020	$365	$740	$1,105
Deferred revenue - current	$265	$736	$1,001
Deferred revenue - noncurrent	$100	$4	$104

	Three Months Ended June 30, 2019
	MIS	MA	Total
Balance at March 31, 2019	$388	$795	$1,183
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(114)	(340)	(454)
Increases due to amounts billable excluding amounts recognized as revenue during the period	101	246	347
Amount included in liabilities reclassified as held for sale	—	(3)	(3)
Effect of exchange rate changes	1	(3)	(2)
Total changes in deferred revenue	(12)	(100)	(112)
Balance at June 30, 2019	$376	$695	$1,071

	Six Months Ended June 30, 2019
	MIS	MA	Total
Balance at January 1, 2019	$326	$750	$1,076
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(161)	(533)	(694)
Increases due to amounts billable excluding amounts recognized as revenue during the period	210	479	689
Amount included in liabilities reclassified as held for sale	—	(3)	(3)
Effect of exchange rate changes	1	2	3
Total changes in deferred revenue	50	(55)	(5)
Balance at June 30, 2019	$376	$695	$1,071
Deferred revenue - current	$262	$691	953
Deferred revenue - noncurrent	$114	$4	118

For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2020 were primarily related to the significant portion of contract renewals that occur during the first quarter of 2020 and are generally recognized over a one year period.
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2020 was primarily due to the recognition of annual subscription and maintenance billings from December 2019 and January 2020. For the six months ended June 30, 2020, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December 2019 billings being partially offset by the impact of the high concentration of January 2020 billings.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $136 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.

Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2020 as well as amounts not yet invoiced to customers as of June 30, 2020, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription based products. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.8 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 20% of this balance between one to two years and the remaining amount thereafter.

NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation cost	$35	$34	$72	$70
Tax benefit	$7	$7	$14	$15
During the first six months of 2020, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $60.53 per share based on the Black-Scholes option-pricing model. The Company also granted 0.5 million shares of restricted stock in the first six months of 2020, which had a weighted average grant date fair value of $275.11 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $273.85 per share.
The following weighted average assumptions were used in determining the fair value for options granted in 2020:

Expected dividend yield	0.80%
Expected stock volatility	22.43%
Risk-free interest rate	1.45%
Expected holding period	5.7 years
Unrecognized stock-based compensation expense at June 30, 2020 was $9 million and $222 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.4 years and 2.6 years, respectively. Additionally, there was $29 million of unrecognized stock-based compensation expense relating to the aforementioned non-market based performance-based awards, which is expected to be recognized over a weighted average period of 2.1 years.
The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2020	2019
Exercise of stock options:
Proceeds from stock option exercises	$23	$23
Aggregate intrinsic value	$74	$83
Tax benefit realized upon exercise	$18	$20
Number of shares exercised	0.4	0.6
Vesting of restricted stock:
Fair value of shares vested	$193	$150
Tax benefit realized upon vesting	$45	$36
Number of shares vested	0.8	0.8
Vesting of performance-based restricted stock:
Fair value of shares vested	$70	$48
Tax benefit realized upon vesting	$17	$12
Number of shares vested	0.3	0.3

NOTE 5. INCOME TAXES
Moody’s ETR was 23.6% and 28.0% for the three months ended June 30, 2020 and 2019, respectively, and 19.0% and 18.8% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the ETR for the three month period ended June 30, 2020 was primarily due to taxes incurred and a non-deductible loss relating to the divestiture of MAKS in 2019 which will not recur to the same extent in 2020. The Company’s quarterly tax expense differs from the tax computed by applying its estimated annual effective tax rate to this quarter’s pre-tax earnings due to Excess Tax Benefits from stock compensation of $46 million and net reductions to tax positions of $24 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $6 million ($6 million, net of federal tax) during the second quarter of 2020 and a net increase in UTPs during the first six months of 2020 of $22 million ($23 million, net of federal tax).
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax return for 2016 remains open to examination and 2017 and 2018 are currently under examination. The Company’s New York State tax returns for 2011 through 2016 are currently under examination and the Company’s New York City tax return for 2014 through 2017 are currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2018 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2020	2019
Income taxes paid (1)	$111	$198
(1) The decrease compared to prior year relates to estimated income tax payment timing extensions (to July 15, 2020) provided by the Internal Revenue Service and several states in response to the COVID-19 crisis.
NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Basic	187.7	189.4	187.6	189.9
Dilutive effect of shares issuable under stock-based compensation plans	1.3	1.9	1.7	2.2
Diluted	189.0	191.3	189.3	192.1
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.3	0.3	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2020 and 2019.

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
In total, the Company repurchased 2.8 million shares of the Company’s common stock during the term of the ASR Agreement, based on the volume-weighted average price (net of discount) of $180.33 per share over the duration of the program. The initial share repurchase and final share settlement were recorded as a reduction to shareholders’ equity.
NOTE 8. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2020
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,128	$—	$1,128	$1,028	$97	$3
Mutual funds	$46	$—	$46	$—	$3	$43

	As of December 31, 2019
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$971	$—	$971	$866	$95	$10
Mutual funds	$3	$—	$3	$—	$3	$—
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both June 30, 2020 and December 31, 2019. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 23 months at June 30, 2020 and 13 months to 18 months at December 31, 2019. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of June 30, 2020, the cash surrender value of the COLI was $13 million.
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
RDC
On February 13, 2020, the Company acquired 100% of RDC, a provider of anti-money laundering and know-your-customer data and due diligence services.

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$700
Additional consideration paid to sellers in 2020 (1)	2
Total consideration	$702
(1) Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.
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
Other Acquisitions and Strategic Initiatives
During the second quarter of 2020, the Company increased its stake in Vigeo Eiris, a provider of ESG research, data and assessments, from 69.2% to 99.8%. The purchase price for the additional stake was not material. Vigeo Eiris revenue is reported in the MIS Other LOB.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of June 30, 2020	As of December 31, 2019	Floating Interest Rate
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month USD LIBOR
2017 Senior Notes due 2021	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$—	3-month USD LIBOR
Total		$1,580	$1,080
Refer to Note 17 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest expense, net		$(60)	$(51)	$(100)	$(103)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$5	$—	$8	$—
Fair value changes on interest rate swaps	Interest expense, net	$2	$20	$60	$31
Fair value changes on hedged debt	Interest expense, net	$(2)	$(20)	$(60)	$(31)
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

June 30, 2020
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
As of June 30, 2020, these hedges will expire and be settled in 2021, 2022, 2023, 2024, and 2026 for €687 million, €438 million, €442 million, €443 million, and €450 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.
Cash Flow Hedge
Interest Rate Forward Contracts
In January 2020, the Company entered into $300 million notional amount treasury rate locks with an average locked-in U.S. 30-year Treasury rate of 2.0103%, which were designated as cash flow hedges and used to manage the Company’s interest rate risk during the period prior to an anticipated issuance of 30-year debt. The treasury lock interest rate forward contracts matured on April 30, 2020, resulting in a cumulative loss of $68 million, which was recognized in AOCI. The loss on the Treasury rate lock will be reclassified from AOCI to earnings in the same period that the hedged transaction (i.e. interest payments on the 3.25% 2020 Senior Notes, due 2050) impacts earnings.
The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Cross currency swaps	$(49)	$(20)	$—	$—	$14	$14
Long-term debt	(24)	(9)	—	—	—	—
Total net investment hedges	$(73)	$(29)	$—	$—	$14	$14
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	(14)	—	—	—	—	—
Total cash flow hedges	$(14)	$—	$—	$—	$—	$—
Total	$(87)	$(29)	$—	$—	$14	$14

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCI into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Cross currency swaps	$17	$(5)	$—	$—	$30	$22
Long-term debt	(1)	—	—	—	—	—
Total net investment hedges	$16	$(5)	$—	$—	$30	$22
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	(50)	—	(1)	—	—	—
Total cash flow hedges	$(50)	$—	$(1)	$—	$—	$—
Total	$(34)	$(5)	$(1)	$—	$30	$22

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2020	December 31, 2019
Net investment hedges
Cross currency swaps	$58	$41
FX forwards	26	26
Long-term debt	(14)	(13)
Total net investment hedges	$70	$54
Cash flow hedges
Interest rate contracts	$(51)	$(2)
Cross currency swaps	2	2
Total cash flow hedges	(49)	—
Total net gain in AOCI	$21	$54
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through October 2020.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2020			December 31, 2019
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$458		£369	$235		£178
Contracts to sell USD for Japanese Yen	$23		¥2,500	$29		¥3,200
Contracts to sell USD for Canadian dollars	$93	C$	130	$83		$110
Contracts to sell USD for Singapore dollars	$79	S$	112	$41	S$	56
Contracts to sell USD for Euros	$324		€291	$421		€378
Contracts to sell Euros for GBP	€—		£—	€25		£21
Contracts to sell USD for Russian Ruble	$8	₽	580	$—	₽	—
Contracts to sell USD for Indian Rupee	$15	₹	1,200	$—	₹	—
NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian Ruble, ₹= Indian Rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign exchange forwards	Other non-operating expense, net	$5	$(10)	$(35)	$(9)
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$92	$56
Interest rate swaps designated as fair value hedges	Other assets	87	27
Total derivatives designated as accounting hedges		179	83

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	8	9
Total assets		$187	$92
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$13	$—
Total derivatives designated as accounting hedges		13	—
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,404	1,403
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	3	—
Total liabilities		$1,420	$1,403

NOTE 11. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (1)	—	—	—	497	—	497	497	—	497
Foreign currency translation adjustments	(16)	—	(16)	(41)	—	(41)	(57)	—	(57)
Ending balance	$299	$—	$299	$3,875	$(12)	$3,863	$4,174	$(12)	$4,162

	Year Ended December 31, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$258	$—	$258	$3,535	$(12)	$3,523	$3,793	$(12)	$3,781
Additions/ adjustments (2)	53	—	53	61	—	61	114	—	114
Foreign currency translation adjustments	4	—	4	(14)	—	(14)	(10)	—	(10)
Divestiture of MAKS	—	—	—	(163)	—	(163)	(163)	—	(163)
Ending balance	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
(1) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisition of RDC and RBA.
(2) The 2019 additions/adjustments for the MIS segment in the table above relate to the acquisitions of Vigeo Eiris and Four Twenty Seven. The 2019 additions/adjustments for the MA segment in the table above relate to the acquisition of RiskFirst and ABS Suite.

Acquired intangible assets and related amortization consisted of:

	June 30, 2020	December 31, 2019
Customer relationships	$1,479	$1,325
Accumulated amortization	(263)	(235)
Net customer relationships	1,216	1,090
Trade secrets	30	30
Accumulated amortization	(29)	(29)
Net trade secrets	1	1
Software/product technology	368	372
Accumulated amortization	(143)	(131)
Net software/product technology	225	241
Trade names	148	150
Accumulated amortization	(33)	(30)
Net trade names	115	120
Other (1)	181	80
Accumulated amortization	(41)	(34)
Net other	140	46
Total acquired intangible assets, net	$1,697	$1,498
(1) Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization expense	$31	$27	$59	$53
Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2020 (After June 30,)	$60
2021	117
2022	117
2023	112
2024	105
Thereafter	1,186
Total estimated future amortization	$1,697
Matters concerning the ICRA reporting unit
On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA's CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA's board of directors. ICRA has reported that the Securities and Exchange Board of India (SEBI) issued an adjudication order dated December 26, 2019 imposing a penalty of INR 25 lakh (approximately $35,000) on ICRA in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries. ICRA has further reported that: (i) it is appealing that order; and (ii) it has received a related "show cause" notice from SEBI asking ICRA to demonstrate why the penalty imposed should not be increased. In addition, ICRA has disclosed that it has completed its internal examinations into anonymous allegations that were forwarded to ICRA by SEBI and certain additional allegations made during the course of that examination while an examination into a separate anonymous complaint is ongoing. ICRA reported that its Board of Directors is in the process of taking appropriate actions based on the findings of the completed examinations. As of the date of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.

NOTE 12. RESTRUCTURING
On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company estimates will result in annualized savings of approximately $60 million per year. The 2018 Restructuring Program, the scope of which was expanded in the second quarter of 2019, is estimated to result in total pre-tax charges of $105 to $110 million. The 2018 Restructuring Program included relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and will entail approximately $50 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program also includes approximately $60 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program are anticipated to be approximately $60 million, which will be paid through 2021.
Total expenses included in the accompanying consolidated statements of operations relating to the 2018 Restructuring Program are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring	$(2)	$53	$(3)	$59

NOTE 13. FAIR VALUE
The table below presents information about items that are carried at fair value at June 30, 2020 and December 31, 2019:

	Fair value Measurement as of June 30, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$187	$—	$187
Mutual funds	46	46	—
Total	$233	$46	$187
Liabilities:
Derivatives (1)	$16	$—	$16
Total	$16	$—	$16

	Fair value Measurement as of December 31, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$92	$—	$92
Mutual funds	3	3	—
Total	$95	$3	$92
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
NOTE 14. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2020		December 31, 2019
Other current assets:
Prepaid taxes	$127		$79
Prepaid expenses	71		71
Capitalized costs to obtain and fulfill sales contracts	79		91
Other	86		89
Total other current assets	$363		$330
Other assets:
Investments in non-consolidated affiliates	$125		$117
Deposits for real-estate leases	14		13
Indemnification assets related to acquisitions	16		16
Mutual funds and fixed deposits	46		10
Company owned life insurance (at contract value)	13		—
Costs to obtain sales contracts	116		119
Cross currency and interest rate swaps	179		83
Other	52		31
Total other assets	$561		$389
Accounts payable and accrued liabilities:
Salaries and benefits	$137		$152
Incentive compensation	89		208
Customer credits, advanced payments and advanced billings	44		28
Dividends	6		7
Professional service fees	43		43
Interest accrued on debt	67		63
Accounts payable	36		38
Income taxes	199	(1)	73
Pension and other retirement employee benefits	7		7
Accrued royalties	13		25
Foreign exchange forwards on certain assets and liabilities	3		—
Restructuring liability	5		21
Other	146		108
Total accounts payable and accrued liabilities	$795		$773

	June 30, 2020	December 31, 2019
Other liabilities:
Pension and other retirement employee benefits	$197	$299
Interest accrued on UTPs	98	82
MAKS indemnification provisions	32	43
Income tax liability - non-current portion	51	51
Cross currency and interest rate swaps	13	—
Restructuring liability	2	3
Other	25	26
Total other liabilities	$418	$504
(1) The increase from December 31, 2019 relates to estimated income tax payment timing extensions (to July 15, 2020) provided by the Internal Revenue Service and several states in response to the COVID-19 crisis.
Loss pursuant to the Divestiture of MAKS:
The $9 million loss in the second quarter of 2019 and in the first six months of 2020 relates to the strategic divestiture of MAKS.
Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FX (loss) gain	$(8)	$(10)	$5	$(16)
Net periodic pension costs - other components	4	5	7	9
Income from investments in non-consolidated affiliates	3	6	—	7
Other	17	(1)	16	2
Total	$16	$—	$28	$2

NOTE 15. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCI:

Losses on cash flow hedges	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Location in the consolidated statement of operations
Interest rate contract	$—	$(1)	Other non-operating expense, net
Income tax effect of items above	—	—	Provision for income taxes
Total net gains (losses) on cash flow hedges	—	(1)
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(2)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	—	(1)	SG&A expense
Total before income taxes	(1)	(3)
Income tax effect of item above	—	1	Provision for income taxes
Total pension and other retirement benefits	(1)	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCI	$(1)	$(3)

			Location in the consolidated statement of operations
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	—	(1)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1)	(1)	SG&A expense
Total before income taxes	(1)	(2)
Income tax effect of item above	—	1	Provision for income taxes
Total pension and other retirement benefits	(1)	(1)
Total net losses included in Net Income attributable to reclassifications out of AOCI	$(1)	$(1)

The following tables show changes in AOCI by component (net of tax):

	Three Months Ended
	June 30, 2020					June 30, 2019
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance March 31,	$(92)	$(35)	$(570)	$143	$(554)	$(69)	$—	$(440)	$54	$(455)
Other comprehensive income/(loss) before reclassifications	7	(14)	91	(73)	11	(2)	—	39	(29)	8
Amounts reclassified from AOCI	1	—	—	—	1	1	—	—	—	1
Other comprehensive income/(loss)	8	(14)	91	(73)	12	(1)	—	39	(29)	9
Balance June 30,	$(84)	$(49)	$(479)	$70	$(542)	$(70)	$—	$(401)	$25	$(446)

	Six Months Ended
	June 30, 2020					June 30, 2019
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31,	$(92)	$—	$(401)	$54	$(439)	$(53)	$—	$(406)	$33	$(426)
Other comprehensive income/(loss) before reclassifications	6	(50)	(78)	16	(106)	(1)	—	5	(5)	(1)
Amounts reclassified from AOCI	2	1	—	—	3	1	—	—	—	1
Adoption of ASU 2018-02	—	—	—	—	—	(17)	—	—	(3)	(20)
Other comprehensive income/(loss)	8	(49)	(78)	16	(103)	(17)	—	5	(8)	(20)
Balance June 30,	$(84)	$(49)	$(479)	$70	$(542)	$(70)	$—	$(401)	$25	$(446)

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
The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Components of net periodic expense
Service cost	$3	$4	$1	$1
Interest cost	5	5	—	—
Expected return on plan assets	(5)	(5)	—	—
Amortization of net actuarial loss from earlier periods	1	1	—	—
Net periodic expense	$4	$5	$1	$1

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Components of net periodic expense
Service cost	$8	$8	$2	$1
Interest cost	9	10	—	1
Expected return on plan assets	(10)	(10)	—	—
Amortization of net actuarial loss from earlier periods	3	2	—	—
Net periodic expense	$10	$10	$2	$2
The Company made a contribution of $99 million to its funded pension plan, $4 million related to its unfunded U.S. DBPPs and $1 million to its U.S other retirement plans during the six months ended June 30, 2020. Additionally, the Company anticipates making payments of $5 million to its unfunded U.S. DBPPs, during the remainder of 2020.

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
The following table summarizes total indebtedness:

June 30, 2020
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$18	$(1)	$(1)	$516
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes, due 2027	562	—	—	(3)	559
2.75% 2017 Senior Notes, due 2021	500	19	—	(1)	518
2.625% 2017 Senior Notes, due 2023	500	15	(1)	(2)	512
3.25% 2017 Senior Notes, due 2028	500	35	(4)	(3)	528
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	842	—	(3)	(6)	833
3.75% 2020 Senior Notes, due 2025	700	—	(1)	(5)	694
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
Total long-term debt	$6,304	$87	$(21)	$(37)	$6,333

December 31, 2019
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$9	$(1)	$(1)	$507
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(2)	497
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes, due 2027	561	—	—	(3)	558
2.75% 2017 Senior Notes, due 2021	500	11	(1)	(2)	508
2.625% 2017 Senior Notes, due 2023	500	7	(1)	(2)	504
3.25% 2017 Senior Notes, due 2028	500	—	(4)	(3)	493
3.25% 2018 Senior Notes, due 2021	300	—	—	(1)	299
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	842	—	(3)	(6)	833
Total long-term debt	$5,603	$27	$(17)	$(32)	$5,581
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
On May 20, 2020, the Company issued $300 million aggregate principal amount of senior unsecured rate notes in a public offering. The 2020 Senior Notes (30-year) bear interest at an annual fixed rate of 3.25% and mature on May 20, 2050.
The Company may prepay certain amounts of its senior notes, in whole or in part, but may incur a Make-Whole Amount penalty. In the second quarter of 2020, the Company fully repaid $300 million of the 2018 Senior Notes due 2021 along with a Make-Whole Amount of approximately $8 million.
At June 30, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2020, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2021	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	Total
2020 (After June 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2021	—	—	—	—	500	—	—	—	—	—	—	—	$500
2022	500	—	—	—	—	—	—	—	—	—	—	—	$500
2023	—	—	—	—	—	500	—	—	—	—	—	—	$500
2024	—	500	—	—	—	—	—	—	—	—	—	—	$500
Thereafter	—	—	600	562	—	—	500	400	400	842	700	300	$4,304
Total	$500	$500	$600	$562	$500	$500	$500	$400	$400	$842	$700	$300	$6,304
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income	$3	$4	$7	$9
Expense on borrowings	(48)	(42)	(79)	(88)
UTPs and other tax related liabilities	(10)	(8)	(18)	(13)
Net periodic pension costs - interest component	(5)	(5)	(10)	(11)
Total	$(60)	$(51)	$(100)	$(103)
The following table shows the cash paid for interest:

	Six Months Ended June 30,
	2020	2019
Interest paid	$72	$98

The fair value and carrying value of the Company’s debt as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$516	$537	$507	$531
4.875% 2013 Senior Notes, due 2024	498	565	497	551
5.25% 2014 Senior Notes (30-Year), due 2044	599	830	599	757
1.75% 2015 Senior Notes, due 2027	559	606	558	604
2.75% 2017 Senior Notes, due 2021	518	515	508	507
2.625% 2017 Senior Notes, due 2023	512	523	504	507
3.25% 2017 Senior Notes, due 2028	528	543	493	523
3.25% 2018 Senior Notes, due 2021	—	—	299	306
4.25% 2018 Senior Notes, due 2029	394	475	394	453
4.875% 2018 Senior Notes, due 2048	389	532	389	492
0.950% 2019 Senior Notes, due 2030	833	859	833	847
3.75% 2020 Senior Notes, due 2025	694	790	—	—
3.25% 2020 Senior Notes, due 2050	293	322	—	—
Total	$6,333	$7,097	$5,581	$6,078
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating lease cost	$24	$24	$48	$49
Sublease income	(1)	—	(2)	—
Variable lease cost	5	4	10	8
Total lease cost	$28	$28	$56	$57

The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$27	$27	$53	$53
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$7	$20	$16

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term	6.5 years	7.3 years
Weighted-average discount rate applied to operating leases	3.6%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2020:

Year Ending December 31,	Operating Leases
2020 (After June 30)	$54
2021	105
2022	93
2023	87
2024	80
After 2024	188
Total lease payments (undiscounted)	607
Less: Interest	66
Present value of lease liabilities:	$541
Lease liabilities - current	$90
Lease liabilities - noncurrent	$451

NOTE 19. CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 5 to the consolidated financial statements.
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
Financial Information by Segment
The table below shows revenue, operating income and Adjusted Operating Income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 3 for further details on the components of the Company’s revenue.

	Three Months Ended June 30,
	2020				2019
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$973	$499	$(37)	$1,435	$772	$478	$(36)	$1,214
Total Expense	369	393	(37)	725	352	415	(36)	731
Operating income	604	106	—	710	420	63	—	483
Add:
Restructuring	—	(2)	—	(2)	26	27	—	53
Depreciation and amortization	19	39	—	58	18	34	—	52
Acquisition-Related Expenses	—	—	—	—	—	2	—	2
Loss pursuant to the divestiture of MAKS	—	—	—	—	—	9	—	9
Adjusted Operating Income	$623	$143	$—	$766	$464	$135	$—	$599

	Six Months Ended June 30,
	2020				2019
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,804	$997	$(76)	$2,725	$1,474	$952	$(70)	$2,356
Total Expenses	712	787	(76)	1,423	688	793	(70)	1,411
Operating income	1,092	210	—	1,302	786	159	—	945
Add:
Restructuring	(1)	(2)	—	(3)	29	30	—	59
Depreciation and amortization	35	72	—	107	35	67	—	102
Acquisition-Related Expenses	—	—	—	—	—	3	—	3
Loss pursuant to the divestiture of MAKS	—	9	—	9	—	9	—	9
Adjusted Operating Income	$1,126	$289	$—	$1,415	$850	$268	$—	$1,118

Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$837	$638	$1,551	$1,250
Non-U.S.:
EMEA	373	362	736	695
Asia-Pacific	144	141	280	273
Americas	81	73	158	138
Total Non-U.S.	598	576	1,174	1,106
Total	$1,435	$1,214	$2,725	$2,356

NOTE 21. RECENTLY ISSUED ACCOUNTING STANDARDS
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

NOTE 22. SUBSEQUENT EVENTS
On July 28, 2020, the Board approved the declaration of a quarterly dividend of $0.56 per share of Moody’s common stock, payable on September 10, 2020 to shareholders of record at the close of business on August 20, 2020.
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases. The exit from certain leased office space is anticipated to begin in the third quarter of 2020 and be substantially completed during the first half of 2021, and is expected to result in an estimated annualized savings of approximately $5 million to $6 million a year. The Program is estimated to result in total pre-tax charges of $25 to $35 million, which primarily reflects a non-cash charge related to operating lease right-of-use assets. Approximately $20 to $30 million of this amount is expected to be recorded in the second half of 2020.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 87 for a discussion of uncertainties, risks and other factors associated with these statements.
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
Sustainability
Moody’s advances sustainability by considering Environmental, Social, and Governance (ESG) factors throughout its operations and two business segments. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include following the policies of recognized sustainability and corporate social responsibility parties that develop standards or frameworks and/or evaluate and assess performance, including Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB). Moody’s sustainability-related achievements have included the following: (i) reporting using recommendations from SASB; (ii) becoming a signatory to the Principles for Responsible Investment; (iii) joining the United Nations Global Compact; and (iv) issuing annual reports on how the Company has implemented the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD).

COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company has selectively reopened certain of its offices, Moody’s continues to require remote work for most employees globally and has operated effectively to date. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on office re-openings.
The Company experienced disruption in certain sectors of its business beginning late in the first quarter of 2020 resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this quarterly report on Form 10-Q, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis will have a material impact on the results of operations and cash flows of the Company in 2020, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption in the near term and to maintain compliance with its debt covenants.
In the first half of 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company added $700 million in additional long-term borrowings and began borrowing under its CP Program as more fully discussed in the section entitled "Liquidity and Capital Resources" below and in Note 17 to the condensed consolidated financial statements. In addition, the Company is reducing discretionary spending, including suspending its share repurchase program until further notice.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company intends on utilizing certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2019, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than: i) the critical accounting estimate disclosures relating to goodwill to update the Company's impairment sensitivity analysis in light of a further decline in the market capitalization of ICRA and interim impairment assessment of Reis; and ii) to update the critical accounting estimate disclosures for the Company's accounts receivable allowances to align with the adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".
Goodwill
This update should be read in conjunction with the critical accounting estimate disclosures made in the Company's Form 10-K for the year ended December 31, 2019, and relates to the Company’s ICRA and Reis reporting units.
ICRA is a publicly traded company in India, and accordingly the Company is able to derive its fair value based on its observable average market capitalization (plus a control premium) over a relatively short duration of time. During the first half of 2020, the average market capitalization of ICRA declined to a level that resulted in a significant decline in headroom (the amount by which the fair value of a reporting unit exceeds its carrying value) from amounts reported in the Company's Form 10-K for the year ended December 31, 2019. While the current estimate of the fair value of the ICRA reporting unit results in no impairment of goodwill at June 30, 2020, further declines in ICRA's average market capitalization could result in impairment in future quarters.

Additionally, as discussed in further detail in Note 11 to the Company's condensed consolidated financial statements, ICRA has reported that it has completed its internal examinations into anonymous allegations that were forwarded to ICRA by SEBI and certain additional allegations made during the course of that examination while an examination into a separate anonymous complaint is ongoing. ICRA reported that its Board of Directors is in the process of taking appropriate actions based on the findings of the completed examinations. As of the date of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
At June 30, 2020, the Company performed an interim quantitative goodwill impairment assessment on the Reis reporting unit (acquired in October 2018), which resulted in no impairment of goodwill. The Company performed this quantitative assessment in response to a decline in projected cash flows relative to Reis' acquisition case projections and included the estimated impact of the COVID-19 crisis on the business. While the fair value at June 30, 2020 of the Reis reporting unit exceeds carrying value, further declines in its financial projections could result in impairment in future quarters.
Sensitivity Analysis and Key Assumptions for Deriving the Fair Value of a Reporting Unit
The following table identifies the amount of goodwill allocated to each reporting unit as of June 30, 2020 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (June 30, 2020 for ICRA and Reis; July 31, 2019 for all remaining reporting units).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$95	$—	$—	$—	$—
Content	363	—	—	—	—
ERS	726	—	—	—	—
MALS	121	—	—	(12)	(37)
ICRA	206	—	(2)	(44)	(85)
Bureau van Dijk	2,504	—	—	—	(266)
Reis	147	—	(22)	(48)	(74)
Totals	$4,162	$—	$(24)	$(104)	$(462)

Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of the date of each reporting unit’s last quantitative assessment (June 30, 2020 for Reis and July 31, 2019 for the remaining reporting units). Reis was not quantitatively assessed as of July 31, 2019 due to the close proximity of its acquisition date to the assessment date. As ICRA is a publicly traded company in India, the Company estimates its fair value using its observable market capitalization.
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

The sensitivity analysis on the future cash flows and WACC assumptions described below are as of each reporting unit’s last quantitative goodwill impairment assessment. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that requires significant management judgment:
–Future cash flow assumptions - The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating budget and strategic plan. Cash flows for the five to six years subsequent to the date of the quantitative goodwill impairment analysis were utilized in the determination of the fair value of each reporting unit. Beyond the forecasted period, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For each reporting unit analyzed, a 10% reduction in the revenue growth rates used would not have resulted in its carrying value exceeding its estimated fair value.
–WACC - The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.5% to 9.0% as of June 30, 2020. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units. For each reporting unit analyzed, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.
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
In 2020, Moody's assessment included consideration of the current COVID-19 pandemic and its estimated impact on the Company's accounts receivable allowances. This assessment involved the utilization of significant judgment regarding the severity and duration of the market disruption caused by the pandemic, as well as judgment regarding which industries, classes of customers and geographies would be most significantly impacted.
Reportable Segments
The Company is organized into two reportable segments at June 30, 2020: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 20 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
Expected Impact of COVID-19 on the Company's future operating results
–The Company is closely monitoring the impact of COVID-19 on all aspects of its business (refer to the section above entitled "COVID-19" for further detail). The operating results discussed below may not be indicative of future quarterly results of the Company due to uncertainties relating to the duration and severity of the pandemic and its potential impact on Moody's. The Company remains committed to disciplined cost management through this period of uncertainty.
–As of the date of the filing of this quarterly report on Form 10-Q, the Company believes the most significant near-term impacts to Moody's business may be:
–MIS: within the MIS segment, the most notable near-term impacts are likely to be:
–the potential for continued volatility in issuance. The Company observed significant market disruption and a widening of credit spreads late in the first quarter of 2020, followed by strong corporate bond issuance activity in the second quarter of 2020. Future market volatility and widening of credit spreads could have a material impact on MIS's operating results in the second half of 2020;
–investment-grade issuance in the second half of 2020 may moderate compared to issuance levels observed in the first half of 2020. While investment-grade issuance has been strong in the first half of 2020, a portion of this activity has resulted from corporate issuers bolstering their balance sheets in light of uncertainties regarding the COVID-19 pandemic;
–potential full-year 2020 declines in leveraged loan issuance could result in a decrease in availability of collateral for securitization activity, which could then result in further declines in CLO activity.
–MA: within the MA segment, the most notable near-term impacts are likely to be:
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
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Vigeo Eiris on April 12, 2019;
–Four Twenty Seven on July 22, 2019;
–RiskFirst on July 25, 2019;
–ABS Suite on October 1, 2019;
–Regulatory DataCorp on February 13, 2020.
–On November 8, 2019, the Company sold its MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS are reported within the MA segment (and PS LOB) through the November 8, 2019 closing of the transaction. Beginning in 2020, revenue from the Moody's Analytics Learning Solutions ("MALS") unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.
–Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition/divestiture activity.

Three months ended June 30, 2020 compared with three months ended June 30, 2019
Executive Summary
–The following table provides an executive summary of key operating results for the quarter ended June 30, 2020. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2020	2019	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,435	$1,214	18%	— reflects strong growth in both segments
MIS External Revenue	$938	$739	27%
— growth driven by higher corporate debt issuance (both investment-grade and speculative-grade) as issuers took advantage of low borrowing costs and bolstered their balance sheets in light of uncertainties relating to the COVID-19 crisis

MA External Revenue	$497	$475	5%
— growth in know-your-customer (KYC) and compliance solutions, as well as research and data feeds;
— demand for insurance compliance products along with credit assessment and loan origination solutions in ERS; and
— inorganic growth from acquisitions.

Total operating and SG&A expenses	$669	$615	9%
— higher legal accruals;
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;
— additional compensation expense resulting from hiring activity and merit increases; partially offset by
— lower travel costs and disciplined cost management in light of the COVID-19 crisis

Restructuring	$(2)	$53	(104%)	— charges/adjustments pursuant to the 2018 Restructuring Program
Operating Margin	49.5%	39.8%	970BPS	— margin expansion reflects strong revenue growth (most notably in MIS) outpacing expense growth — second quarter 2019 operating margin was suppressed by the aforementioned restructuring charge
Adjusted Operating Margin	53.4%	49.3%	410BPS
ETR	23.6%	28.0%	(440BPS)	— decrease primarily due to a tax charge in 2019 pursuant to the divestiture of MAKS
Diluted EPS	$2.69	$1.62	66%	— increase reflects strong operating income/Adjusted Operating Income growth as described above
Adjusted Diluted EPS	$2.81	$2.07	36%

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
United States	$837	$638	31%
Non-U.S.:
EMEA	373	362	3%
Asia-Pacific	144	141	2%
Americas	81	73	11%
Total Non-U.S.	598	576	4%
Total	1,435	1,214	18%
Expenses:
Operating	362	340	(6%)
SG&A	307	275	(12%)
Restructuring	(2)	53	104%
Depreciation and amortization	58	52	(12%)
Acquisition-Related Expenses	—	2	100%
Loss pursuant to the divestiture of MAKS	—	9	100%
Total	725	731	1%
Operating income	$710	$483	47%
Adjusted Operating Income (1)	$766	$599	28%
Interest expense, net	$(60)	$(51)	(18%)
Other non-operating income, net	16	—	NM
Non-operating (expense) income, net	$(44)	$(51)	14%

Net income attributable to Moody's	$509	$310	64%
Diluted weighted average shares outstanding	189.0	191.3	1%
Diluted EPS attributable to Moody's common shareholders	$2.69	$1.62	66%
Adjusted Diluted EPS (1)	$2.81	$2.07	36%
Operating margin	49.5%	39.8%
Adjusted Operating Margin(1)	53.4%	49.3%
Effective tax rate	23.6%	28.0%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.
The table below shows Moody’s global staffing by geographic area:

	June 30,			% Change
	2020		2019
United States	4,052		3,903	4%
Non-U.S.	7,227		9,319	(22%)
Total	11,279	(1)	13,222	(15%)
(1)The divestiture of the MAKS business resulted in a reduction of approximately 2,700 employees, most of which were in low-cost jurisdictions. Additionally, Moody’s global staffing increased by approximately 500 employees relating to acquisitions completed subsequent to June 30, 2019.

GLOBAL REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

Global revenue ⇑ 221 million	U.S. Revenue ⇑ 199 million	Non-U.S. Revenue ⇑ 22 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–The increase in U.S. revenue reflects strong growth in MIS (most notably in CFG revenue) coupled with strong growth in MA (most notably in RD&A).
–The increase in non-U.S. revenue primarily reflects strong growth in MIS (most notably in CFG revenue)
–Foreign currency translation unfavorably impacted non-U.S. revenue by two percent.

Operating Expense ⇑ 22 million	SG&A Expense ⇑$32 million
-------------------------------------

Compensation expenses increased $20 million reflecting:	Compensation expenses increased $10 million reflecting:
— hiring activity, salary increases and higher incentive compensation accruals, partially offset by benefits from the 2018 Restructuring Program.	— hiring activity, salary increases and higher incentive compensation accruals, partially offset by benefits from the 2018 Restructuring Program.

Non-compensation expenses increased $2 million reflecting:	Non-compensation expenses increased $22 million reflecting:
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; mostly offset by:	— higher legal accruals; and
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; partially offset by:
— lower travel costs and disciplined cost management in light of the COVID-19 crisis.
— lower travel costs and disciplined cost management in light of the COVID-19 crisis.

Other Expenses
The restructuring charge of $53 million in the second quarter of 2019 relates to actions pursuant to the Company’s 2018 Restructuring Program, which is more fully discussed in Note 12 to the condensed consolidated financial statements.
The $9 million loss pursuant to the divestiture of MAKS relates to the Company's strategic divestiture of this business.

Operating margin 49.5%, up 970 BPS	Adjusted Operating Margin 53.4%, up 410 BPS

— Operating margin expansion reflects strong revenue growth partially offset by modest increases in operating expense. Operating margin in the second quarter of 2019 was suppressed by the aforementioned restructuring charge and loss pursuant to the divestiture of MAKS.
— Adjusted Operating Margin expansion reflects strong revenue growth partially offset by modest increases in operating expenses.

Interest Expense, net ⇑$9 million	Other non-operating income ⇑$16 million

Increase is primarily due to:	The increase is primarily due to:
— an $8 million prepayment penalty on the early redemption of the 2018 Senior Notes.	— a $9 million benefit relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture; and
— $7 million in gains on mutual funds held by the Company.

ETR ⇓440 BPS
The decrease in the ETR is primarily due to an approximate $15 million charge in the second quarter of 2019 relating to the pre-sale reorganization pursuant to the divestiture of MAKS.

Diluted EPS ⇑$1.07	Adjusted Diluted EPS ⇑$0.74

Diluted EPS in the second quarter of 2020 of $2.69 increased $1.07 compared to the same period in 2019, which included the aforementioned restructuring charge as well as the loss and tax-related charge pursuant to the divestiture of MAKS.

Adjusted Diluted EPS of $2.81 in the second quarter of 2020 increased $0.74 compared to the same period in 2019 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS).

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Corporate finance (CFG)	$572	$388	47%
Structured finance (SFG)	81	112	(28%)
Financial institutions (FIG)	142	125	14%
Public, project and infrastructure finance (PPIF)	133	108	23%
Total ratings revenue	928	733	27%
MIS Other	10	6	67%
Total external revenue	938	739	27%
Intersegment royalty	35	33	6%
Total MIS revenue	973	772	26%
Expenses:
Operating and SG&A (external)	348	305	(14%)
Operating and SG&A (intersegment)	2	3	33%
Restructuring	—	26	(100%)
Depreciation and amortization	19	18	(6%)
Total expense	369	352	(5%)
Operating Income	$604	$420	44%
Restructuring	—	26	(100%)
Depreciation and amortization	19	18	(6%)
Adjusted Operating Income	$623	$464	34%

Operating margin	62.1%	54.4%
Adjusted Operating Margin	64.0%	60.1%

MOODY'S INVESTORS SERVICE REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $199 million	U.S. Revenue ⇑ $180 million	Non-U.S. Revenue ⇑ $19 million

–The increase in global MIS revenue reflected growth across all LOBs excluding SFG.
–The growth in U.S. revenue mainly reflected higher CFG revenue being partially offset by declines in SFG.
–The increase in non-U.S. revenue reflected growth in CFG and PPIF being partially offset by declines in SFG.
–Foreign currency translation unfavorably impacted non-U.S. MIS revenue by two percentage points.

CFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $184 million	U.S. Revenue ⇑ $171 million	Non-U.S. Revenue ⇑ $13 million
Global CFG revenue for the three months ended June 30, 2020 and 2019 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 47% reflected growth both in the U.S. (71%) and internationally (9%) with the most notable drivers consisting of:
–strong growth in investment-grade rated issuance volumes as large corporate issuers opportunistically bolstered their liquidity positions in light of both uncertainties regarding the duration and severity of the COVID-19 crisis and current favorable market conditions;
–growth in speculative-grade bond issuance as credit spreads tightened following severe disruption in the high-yield markets late in the first quarter of 2020; and
–benefits from favorable changes in product mix and pricing increases;
partially offset by:
–a decline in rated issuance volumes in U.S. bank loans reflecting rising defaults on leveraged loans resulting in issuers utilizing the bond markets which provided more favorable borrowing rates.

SFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $31 million	U.S. Revenue ⇓ $27 million	Non-U.S. Revenue ⇓ $4 million
Global SFG revenue for the three months ended June 30, 2020 and 2019 was comprised as follows:
The decrease in SFG revenue of 28% reflected declines both in the U.S. (38%) and internationally (10%) and primarily reflected:
–lower revenue from the CLO asset class in the U.S. and internationally, as rising leveraged loan downgrades and defaults resulted in reduced securitization activity. Additionally, an increasingly competitive landscape in this asset class has resulted in reduced activity; and
–declines in U.S. CMBS securitization activity as retail and hotel properties have been significantly impacted by the COVID-19 crisis.

FIG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $17 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇓ $1 million
Global FIG revenue for the three months ended June 30, 2020 and 2019 was comprised as follows:
The 14% increase in FIG revenue was mainly due to U.S. insurance companies and banks seeking opportunistic funding.

PPIF REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $25 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $7 million
Global PPIF revenue for the three months ended June 30, 2020 and 2019 was comprised as follows:
The 23% increase in PPIF revenue consisted mainly of growth in the U.S. reflecting:
–higher infrastructure finance rated issuance volumes as investment-grade issuers bolstered liquidity positions in light of the COVID-19 crisis; and
–higher rated issuance volumes in public finance reflecting favorable market conditions, including refinancing by way of taxable transactions.

MIS: Operating and SG&A Expense ⇑$43 million

The increase is primarily due to growth in compensation and non-compensation expenses of $20 million and $23 million, respectively, with the most notable drivers reflecting:

Compensation costs	Non-compensation costs
— higher costs reflecting hiring activity and salary increases partially offset by savings from the 2018 Restructuring Program; and	— higher legal accruals;
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; partially offset by
— inorganic expense growth relating to the acquisitions of Vigeo Eiris and Four Twenty Seven.
— lower travel costs and disciplined expense management in light of the COVID-19 crisis.

Other Expenses
The restructuring charge of $26 million in the second quarter of 2019 relates to actions pursuant to the Company’s 2018 Restructuring Program, which are more fully discussed in Note 12 to the condensed consolidated financial statements.

MIS: Operating Margin 62.1% ⇑770BPS	Adjusted Operating Income 64.0% ⇑390BPS
MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth partially offset by expense growth. The second quarter 2019 operating margin was suppressed by the aforementioned restructuring charge.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Research, data and analytics (RD&A)	$366	$315	16%
Enterprise risk solutions (ERS)	131	117	12%
Professional services (PS)	—	43	(100%)
Total external revenue	497	475	5%
Intersegment revenue	2	3	(33%)
Total MA revenue	499	478	4%
Expenses:
Operating and SG&A (external)	321	310	(4%)
Operating and SG&A (intersegment)	35	33	(6%)
Restructuring	(2)	27	107%
Depreciation and amortization	39	34	(15%)
Acquisition-Related Expenses	—	2	100%
Loss pursuant to the divestiture of MAKS	—	9	100%
Total expense	393	415	5%
Operating income	$106	$63	68%
Restructuring	(2)	27	(107%)
Depreciation and amortization	39	34	(15%)
Acquisition-Related Expenses	—	2	100%
Loss pursuant to the divestiture of MAKS	—	9	100%
Adjusted Operating Income	$143	$135	6%

Operating margin	21.2%	13.2%
Adjusted Operating Margin	28.7%	28.2%

MOODY'S ANALYTICS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $22 million	U.S. Revenue ⇑ $19 million	Non-U.S. Revenue ⇑ $3 million
The 5% increase in global MA revenue reflects strong growth in RD&A and ERS, which includes revenue from the acquisitions of RDC, RiskFirst and ABS Suite. These increases were partially offset by a decline in revenue resulting from the divestiture of the MAKS business in the fourth quarter of 2019.
–Organic revenue growth (1) was 6%.
–Foreign currency translation unfavorably impacted MA revenue by two percent.
–The increase in U.S. revenue reflected growth in both RD&A and ERS.
–Non-U.S. revenue was flat compared to the same period in the prior year and was negatively impacted by the divestiture of the MAKS business in the fourth quarter of 2019.
–Foreign currency translation unfavorably impacted non-U.S. MA revenue by three percent.
–The increase in relationship revenue as a percentage of total revenue from 85% in the second quarter of 2019 to 92% in the same period of 2020 reflects the divestiture of the transaction revenue-based MAKS business in 2019.
(1) refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric
RD&A REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $51 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $22 million
Global RD&A revenue grew 16% compared to the second quarter of 2019 with the most notable drivers of the change reflecting:
–inorganic revenue growth from the acquisitions of RDC and ABS Suite;
–strong renewals and new sales of credit research and data feeds in the trailing twelve month period; and
–strong demand for solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance over the trailing twelve month period.
Foreign currency translation unfavorably impacted RD&A revenue by two percent.
Organic revenue growth for RD&A was 7%.

ERS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇑ $6 million
Global ERS revenue increased 12% compared to the second quarter of 2019 with the most notable drivers of the growth reflecting:
–continued strong demand for credit assessment and loan origination solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–inorganic revenue growth from the acquisition of RiskFirst.
Foreign currency translation unfavorably impacted ERS revenue by two percent.
Organic revenue growth for ERS was 7%.

MA: Operating and SG&A Expense ⇑$11 million
The increase in operating and SG&A expenses compared to the second quarter of 2019 reflected modest growth in both compensation and non-compensation costs of approximately $9 million and $2 million, respectively. The most notable drivers of this growth were:

Compensation costs	Non-compensation costs
— higher costs reflecting hiring activity, salary increases, higher incentive compensation accruals and inorganic expense growth from acquisitions; partially offset by,	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; partially offset by,
— lower expenses resulting from the divestiture of MAKS in the fourth quarter of 2019 and benefits from the 2018 Restructuring Program	— lower travel costs and disciplined expense management in light of the COVID-19 crisis

Other Expenses
The restructuring charge of $27 million in the second quarter of 2019 relates to actions pursuant to the Company’s 2018 Restructuring Plan, which are more fully discussed in Note 12 to the consolidated financial statements.
The $9 million loss pursuant to the divestiture of MAKS in the second quarter of 2019 relates to the Company's strategic divestiture of this business.

MA: Operating Margin 21.2% ⇑800BPS	Adjusted Operating Margin 28.7% ⇑50BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect revenue growth outpacing expense growth. Operating margin in 2019 was suppressed by the aforementioned restructuring charge and the loss pursuant to the divestiture of MAKS.

Six months ended June 30, 2020 compared with six months ended June 30, 2019
Executive Summary

–The following table provides an executive summary of key operating results for the six months ended June 30, 2020. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2020	2019	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,725	$2,356	16%	— reflects strong growth in both segments
MIS External Revenue	$1,732	$1,409	23%
— higher investment-grade rated issuance volumes as corporate issuers bolstered liquidity positions in response to COVID-19 uncertainties coupled with strong speculative-grade issuance despite a severe market disruption late in the first quarter

MA External Revenue	$993	$947	5%	— strong renewals and new sales of credit research and data feeds, as well as demand for know-your-customer (KYC) and compliance solutions;
				— strong demand for insurance compliance products along with credit assessment and loan origination solutions in ERS; and — inorganic growth from acquisitions
Total operating and SG&A expenses	$1,310	$1,238	(6%)	— costs to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;
				— higher estimates for bad debt reserves resulting from the COVID-19 crisis; partially offset by
				— lower travel costs and disciplined expense management in light of the COVID-19 crisis coupled with benefits from the 2018 Restructuring Program
Restructuring	$(3)	$59	105%	— charges/adjustments pursuant to the 2018 Restructuring Program
Operating Margin	47.8%	40.1%	770 BPS	— margin expansion reflects strong revenue growth partially offset by increases in operating expenses
Adjusted Operating Margin	51.9%	47.5%	440 BPS
ETR	19.0%	18.8%	20BPS	— generally in line with prior year
Diluted EPS	$5.27	$3.56	48%	— growth reflects higher operating income/Adjusted Operating Income
Adjusted Diluted EPS	$5.55	$4.14	34%

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
United States	$1,551	$1,250	24%
Non-U.S.:
EMEA	736	695	6%
Asia-Pacific	280	273	3%
Americas	158	138	14%
Total Non-U.S.	1,174	1,106	6%
Total	2,725	2,356	16%
Expenses:
Operating	702	682	(3%)
SG&A	608	556	(9%)
Restructuring	(3)	59	105%
Depreciation and amortization	107	102	(5%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	9	—%
Total	1,423	1,411	(1%)
Operating income	1,302	945	38%
Adjusted Operating Income (1)	1,415	1,118	27%
Interest expense, net	(100)	(103)	3%
Other non-operating income, net	28	2	NM
Non-operating (expense) income, net	(72)	(101)	29%

Net income attributable to Moody’s	$997	$683	46%
Diluted weighted average shares outstanding	189.3	192.1	1%
Diluted EPS attributable to Moody’s common shareholders	$5.27	$3.56	48%
Adjusted Diluted EPS (1)	$5.55	$4.14	34%
Operating margin	47.8%	40.1%
Adjusted Operating Margin (1)	51.9%	47.5%
Effective tax rate	19.0%	18.8%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

GLOBAL REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

Global revenue ⇑ $369 million	U.S. Revenue ⇑ $301 million	Non-U.S. Revenue ⇑ $68 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–The increase in U.S. revenue reflects strong growth in MIS (most notably in CFG) coupled with good growth in MA.
–The increase in non-U.S. revenue reflects strong growth in both segments.
–Foreign currency translation unfavorably impacted non-U.S. revenue by two percent.

Operating Expense ⇑ $20 million	SG&A Expense ⇑ $52 million
-------------------------------------

Compensation expenses increased modestly and reflected:	Compensation expenses increased $7 million reflecting:
— hiring activity and salary increases mostly offset by benefits from the 2018 Restructuring Program.	— hiring activity and salary increases partially offset by benefits from the 2018 Restructuring Program.

Non-compensation expenses increased $18 million reflecting:	Non-compensation expenses increased $45 million reflecting:
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; partially offset by:	— higher legal accruals;
— higher estimates for bad debt reserves of approximately $20 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; and
— lower travel costs and disciplined expense management in light of the COVID-19 crisis.	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; partially offset by
— lower travel costs and disciplined expense management in light of the COVID-19 crisis.

Other Expenses
The restructuring charge of $59 million in the first six months of 2019 relates to actions pursuant to the Company’s 2018 Restructuring Program, which are more fully discussed in Note 12 to the condensed consolidated financial statements.

Operating margin 47.8%, up 770 BPS	Adjusted Operating Margin 51.9%, up 440 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth partially offset by growth in expenses. Operating margin in the first six months of 2019 was suppressed by the aforementioned restructuring charge.

Interest Expense, net ⇓$3 million	Other non-operating income ⇑$26 million

Decrease is primarily due to:	The increase is primarily due to:
— a $16 million higher combined benefit from the interest element of cross-currency swaps and fixed-to-floating interest rate swaps (more fully discussed in Note 10 to the condensed consolidated financial statements); partially offset by
— FX gains of $5 million in the first six months of 2020 compared to $16 million in FX losses in the same period of the prior year.
— an $8 million prepayment penalty in the first six months of 2020 on the early redemption of the 2018 Senior Notes.

ETR ⇑ 20 BPS
The ETR is generally in line with the prior year.

Diluted EPS ⇑$1.71	Adjusted Diluted EPS ⇑ $1.41

Diluted EPS in the first six months of 2020 of $5.27 increased $1.71 compared to the same period in 2019, which included the aforementioned restructuring charge. The growth in EPS is mainly due to the aforementioned growth in operating income.

Adjusted Diluted EPS of $5.55 in 2020 increased $1.41 compared to the first six months of 2019 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). The growth in Adjusted Diluted EPS is primarily due to the aforementioned growth in Adjusted Operating Income.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Corporate finance (CFG)	$1,025	$743	38%
Structured finance (SFG)	177	213	(17%)
Financial institutions (FIG)	267	241	11%
Public, project and infrastructure finance (PPIF)	242	201	20%
Total ratings revenue	1,711	1,398	22%
MIS Other	21	11	91%
Total external revenue	1,732	1,409	23%
Intersegment royalty	72	65	11%
Total	1,804	1,474	22%
Expenses:
Operating and SG&A (external)	674	619	(9%)
Operating and SG&A (intersegment)	4	5	20%
Restructuring	(1)	29	103%
Depreciation and amortization	35	35	—%
Total expense	712	688	(3%)
Operating income	$1,092	$786	39%
Restructuring	(1)	29	103%
Depreciation and amortization	35	35	—%
Adjusted Operating Income	$1,126	$850	32%
Operating margin	60.5%	53.3%
Adjusted Operating Margin	62.4%	57.7%

MOODY'S INVESTORS SERVICE REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $323 million	U.S. Revenue ⇑ $272 million	Non-U.S. Revenue ⇑ $51 million
–The increase in global MIS revenue reflected growth across all LOBs excluding SFG.
–The growth in U.S. revenue reflected increases in all ratings LOBs excluding SFG.
–The increase in non-U.S. revenue primarily reflected growth in CFG and PPIF being partially offset by declines in SFG and FIG.
–Foreign currency translation unfavorably impacted non-U.S. MIS revenue by two percentage points.

CFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $282 million	U.S. Revenue ⇑ $242 million	Non-U.S. Revenue ⇑ $40 million
Global CFG revenue for the six months ended June 30, 2020 and 2019 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 38% reflected growth both in the U.S. (50%) and internationally (16%) with the most notable drivers consisting of:
–strong growth in investment-grade rated issuance volumes as large corporate issuers bolstered their liquidity positions in light of uncertainties regarding the duration and severity of the COVID-19 crisis;
–strong growth in speculative-grade rated issuance volumes despite severe market disruption in this sector in March relating to the COVID-19 crisis. In the second quarter of 2020, high-yield market sentiment improved and credit spreads tightened resulting in strong growth in rated issuance volumes compared to the first six months of 2019; and
–benefits from favorable changes in product mix and pricing increases;
partially offset by:
–a decline in U.S. bank loan revenue primarily reflecting rising defaults on leveraged loans which resulted in issuers utilizing the bond markets which provided more favorable borrowing rates.

SFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $36 million	U.S. Revenue ⇓ $28 million	Non-U.S. Revenue ⇓ $8 million
Global SFG revenue for the six months ended June 30, 2020 and 2019 was comprised as follows:
The decrease in SFG revenue of 17% reflected declines both in the U.S. (21%) and internationally (10%), mainly due to:
–reduced activity in the CLO asset class in the U.S. and EMEA resulting from challenges in the leveraged loan market (refer to CFG discussion above) and widening credit spreads in response to uncertainties relating to the COVID-19 crisis as well as an increasingly competitive landscape; and
–declines in U.S. CMBS securitization activity as retail and hotel properties have been significantly impacted by the COVID-19 crisis.
FIG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $26 million	U.S. Revenue ⇑ $32 million	Non-U.S. Revenue ⇓ $6 million
Global FIG revenue for the six months ended June 30, 2020 and 2019 was comprised as follows:
The 11% increase in FIG revenue was mainly due to:
–growth in U.S. banking and insurance rated issuance volumes as large financial institutions and insurers fortified their balance sheets in light of uncertainties relating to the COVID-19 crisis and anticipated volatility around the U.S. presidential election later in the year; and
–benefits from favorable changes in product mix and pricing increases;
partially offset by:
–lower rated issuance volumes in the banking sector in EMEA reflecting financial institutions in the region being currently well funded after raising capital in the prior year to meet certain regulatory capitalization requirements.

PPIF REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $41 million	U.S. Revenue ⇑ $26 million	Non-U.S. Revenue ⇑ $15 million
Global PPIF revenue for the six months ended June 30, 2020 and 2019 was comprised as follows:

The 20% increase in PPIF revenue resulted primarily from:
–higher U.S. public finance refunding volumes resulting from continued low benchmark interest rates, including refinancing by way of taxable transactions;
–higher infrastructure finance revenue resulting from investment-grade issuers bolstering their balance sheets in light of uncertainties regarding the duration and severity of the COVID-19 crisis; and
–benefits from favorable changes in product mix and pricing increases.

MIS: Operating and SG&A Expense ⇑$55 million

The growth reflects a $43 million and $12 million increase in non-compensation and compensation expenses, respectively. The most notable drivers of these increases is as follows:

Non-compensation costs	Compensation costs
The increase is primarily due to:	The increase is primarily due to:
— higher legal accruals;	— annual salary increases and hiring; partially offset by;
— higher estimates for bad debt reserves of $14 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; partially offset by:	— lower incentive compensation accruals reflecting lower projected achievement against full-year 2020 targeted results compared to the prior year.
— lower travel costs and disciplined expense management in light of the COVID-19 crisis

MIS: Operating Margin of 60.5% ⇑ 720BPS	Adjusted Operating Income of 62.4% ⇑ 470BPS

MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth outpacing expense growth.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Research, data and analytics (RD&A) (1)	$724	$623	16%
Enterprise risk solutions (ERS)	269	239	13%
Professional services (PS) (1)	—	85	(100%)
Total external revenue	993	947	5%
Intersegment revenue	4	5	(20%)
Total MA Revenue	997	952	5%
Expenses:
Operating and SG&A (external)	636	619	(3%)
Operating and SG&A (intersegment)	72	65	(11%)
Restructuring	(2)	30	107%
Depreciation and amortization	72	67	(7%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	9	—%
Total expense	787	793	1%
Operating income	$210	$159	32%
Restructuring	(2)	30	107%
Depreciation and amortization	72	67	(7%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	9	—
Adjusted Operating Income	$289	$268	8%
Operating margin	21.1%	16.7%
Adjusted Operating Margin	29.0%	28.2%

(1) Subsequent to the divestiture of MAKS in 2019, revenue from the Moody's Analytics Learning Solutions ("MALS") unit, which previous to 2020 was reported in the Professional Services line of business ("LOB"), is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

MOODY'S ANALYTICS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $46 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $17 million
The 5% increase in global MA revenue reflects strong growth in RD&A and ERS partially offset by a decline in revenue resulting from the divestiture of the MAKS business in the fourth quarter of 2019.
–Organic revenue growth was 8%.
–The increase in U.S. revenue reflected growth in both RD&A and ERS.
–The increase in non-U.S. revenue reflected growth in RD&A and ERS, partially offset by a decline in revenue resulting from the divestiture of MAKS in the fourth quarter of 2019.
–Foreign currency translation unfavorably impacted non-U.S. MA revenue by two percent.
–The increase in relationship revenue as a percentage of total revenue from 85% in the first six months of 2019 to 91% in the same period of 2020 reflects the divestiture of the transaction revenue-based MAKS business in 2019.
RD&A REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $101 million	U.S. Revenue ⇑ $52 million	Non-U.S. Revenue ⇑ $49 million
Global RD&A revenue grew 16% compared to the first half of 2019 with the most notable drivers of the increase reflecting:
– strong renewals and new sales of credit research and data feeds;
– inorganic revenue growth from the acquisitions of RDC and ABS Suite; and
– strong demand for solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance.
Organic revenue growth for RD&A was 8%.

ERS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $30 million	U.S. Revenue ⇑ $13 million	Non-U.S. Revenue ⇑ $17 million
Global ERS revenue increased 13% compared to the first half of 2019 with the most notable drivers of the growth reflecting:
–continued strong demand for credit assessment and loan origination solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–inorganic revenue growth from the acquisition of RiskFirst.
Organic revenue growth for ERS was 8%.

MA: Operating and SG&A Expense ⇑ $17 million
The increase in operating and SG&A expenses compared to the first half of 2019 is primarily due to growth in non-compensation costs reflecting:
– higher costs of approximately $30 million to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;
–higher estimates for bad debt reserves of $9 million which included the anticipated impact of the COVID-19 crisis on the Company's customers;
partially offset by:
–lower travel costs of $15 million in light of the COVID-19 crisis; and
–continued disciplined expense management.

Other Expenses
The restructuring charge of $30 million in the first half of 2019 relates to actions pursuant to the Company’s 2018 Restructuring Plan, which are more fully discussed in Note 12 to the condensed consolidated financial statements.
The $9 million loss in both the first half of 2020 and 2019 is pursuant to the divestiture of MAKS.

MA: Operating Margin 21.1% ⇑ 440BPS	Adjusted Operating Margin 29.0% ⇑ 80BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect RD&A and ERS revenue growth partially offset by modest expense growth. Both the operating margin and Adjusted Operating Margin were suppressed by higher bad debt reserves in the first half of 2020. Operating margin in the first half of 2019 was suppressed by the aforementioned restructuring charge.

Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2020	2019
Net cash provided by operating activities	$977	$755	$222
Net cash used in investing activities	$(823)	$(53)	$(770)
Net cash provided by (used in) financing activities	$123	$(1,186)	$1,309
Free Cash Flow (1)	$915	$716	$199
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the six months ended June 30, 2020 increased $222 million compared to same period in 2019 primarily due to:
–the increase in Adjusted Operating Income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion); and
–the extension of payment terms for approximately $115 million in estimated federal tax payments as a result of relief provided by the IRS in response to the COVID-19 crisis;
partially offset by:
–a $99 million contribution to the Company's funded pension plan in the first quarter of 2020; and
–approximately $70 million in higher incentive compensation payments (based on full-year 2019 financial results) compared to the prior year.
Net cash used in investing activities
The $770 million increase in cash used in investing activities in the six months ended June 30, 2020 compared to the same period in 2019 primarily reflects:
–the acquisition of RDC in the first quarter of 2020 for approximately $700 million; and
– $86 million in higher net purchases of investments in the first half of 2020 compared to the same period in the prior year.
Net cash provided by (used in) financing activities
The $1,309 million increase in cash flows provided by financing activities in the six months ended June 30, 2020 compared to the same period in the prior year was primarily attributed to:
–the net issuance of $700 million in long-term debt during the first half of 2020 compared to repayment of long-term debt of $450 million in the same period of the prior year; and
–lower cash paid for treasury share repurchases of $362 million compared to the first half of 2019.

Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at June 30, 2020 consisted of approximately $1 billion located outside of the U.S. Approximately 15% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Dividends and share repurchases
On July 28, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.56 per share of Moody’s common stock, payable September 10, 2020 to shareholders of record at the close of business on August 20, 2020. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
In October 2018, the Board authorized a $1.0 billion share repurchase program, which at June 30, 2020 had a remaining authority of approximately $81 million. Additionally, in December 2019, the Board authorized an additional $1.0 billion share repurchase program, which may commence following the completion of the existing program.
Late in the first quarter of 2020, the Company suspended its share repurchase activity to preserve liquidity in light of uncertainties regarding the severity and duration of the COVID-19 crisis. The consideration of the resumption of share repurchase activity in the future will be dependent on close monitoring of the COVID-19 pandemic and its effect on both the Company's business and the broader economic environment. Moody's will also closely review market indicators and volatility, along with the prospects for, and certainty surrounding, the Company's free cash flow generation.
Other cash requirements
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
During the first half of 2020, in response to uncertainties relating to the severity and duration of the COVID-19 crisis, the Company issued $700 million in 5-year unsecured senior notes and $300 million in 30-year unsecured senior notes via public offerings to bolster liquidity. The terms of these transactions are more fully discussed in Note 17 to the condensed consolidated financial statements.
At June 30, 2020, Moody’s had $6.3 billion of outstanding debt. and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At June 30, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At June 30, 2020, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at June 30, 2020 is as follows:
For additional information on the Company's outstanding debt, refer to Note 17 to the condensed consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Off-Balance Sheet Arrangements
At June 30, 2020, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of June 30, 2020:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$8,968	$204	$2,181	$1,499	$5,084
Operating lease obligations	607	107	190	161	149
Purchase obligations	128	80	32	16	0
Pension obligations (2)	147	3	45	27	72
Total (3)	$9,850	$394	$2,448	$1,703	$5,305
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 17 to the condensed consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 16 to the condensed consolidated financial statements.
(3)The table above does not include the Company's long-term tax liabilities of $455 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $32 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $51 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) restructuring; ii) depreciation and amortization; iii) Acquisition-Related Expenses; and iv) loss pursuant to the divestiture of MAKS. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in the prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income	$710	$483	$1,302	$945
Adjustments:
Restructuring	(2)	53	(3)	59
Depreciation and amortization	58	52	107	102
Acquisition-Related Expenses	—	2	—	3
Loss pursuant to the divestiture of MAKS	—	9	9	9
Adjusted Operating Income	$766	$599	$1,415	$1,118
Operating margin	49.5%	39.8%	47.8%	40.1%
Adjusted Operating Margin	53.4%	49.3%	51.9%	47.5%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) Acquisition-Related Expenses; ii) amortization of acquired intangible assets; iii) restructuring charges/adjustments; and iv) loss and a tax charge pursuant to the divestiture of MAKS.
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
Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2020		2019		2020		2019
Net income attributable to Moody's common shareholders		$509		$310		$997		$683
Pre-Tax Acquisition-Related Expenses	$—		$2		$—		$3
Tax on Acquisition-Related Expenses	—		—		—		—
Net Acquisition-Related Expenses		—		2		—		3
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$31		$27		$59		$53
Tax on Acquisition-Related Intangible Amortization Expenses	(7)		(8)		(13)		(13)
Net Acquisition-Related Intangible Amortization Expenses		24		19		46		40
Pre-Tax Restructuring	$(2)		$53		$(3)		$59
Tax on Restructuring	1		(12)		1		(14)
Net Restructuring		(1)		41		(2)		45
Tax charge pursuant to the divestiture of MAKS		—		15		—		15
Loss pursuant to the divestiture of MAKS		—		9		9		9
Adjusted Net Income		$532		$396		$1,050		$795

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Diluted earnings per share attributable to Moody's common shareholders		$2.69		$1.62		$5.27		$3.56
Pre-Tax Acquisition-Related Expenses	$—		$0.01		$—		$0.02
Tax on Acquisition-Related Expenses	—		—		—		(0.01)
Net Acquisition-Related Expenses		—		0.01		—		0.01
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.16		$0.14		$0.31		$0.27
Tax on Acquisition-Related Intangible Amortization Expenses	(0.03)		(0.04)		(0.07)		(0.06)
Net Acquisition-Related Intangible Amortization Expenses		0.13		0.10		0.24		0.21
Pre-Tax Restructuring	$(0.01)		$0.28		$(0.02)		$0.31
Tax on Restructuring	—		(0.07)		0.01		(0.08)
Net Restructuring		(0.01)		0.21		(0.01)		0.23
Tax charge pursuant to the divestiture of MAKS		—		0.08		—		0.08
Loss pursuant to the divestiture of MAKS		—		0.05		0.05		0.05
Adjusted Diluted EPS		$2.81		$2.07		$5.55		$4.14
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

	Six Months Ended June 30,
	2020	2019
Net cash flows provided by operating activities	$977	$755
Capital additions	(62)	(39)
Free Cash Flow	$915	$716
Net cash flows used in investing activities	$(823)	$(53)
Net cash flows provided by (used in) financing activities	$123	$(1,186)

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

Period excluded to determine organic revenue growth
Acquisition	Acquisition Date	Three Months Ended June 30	Six Months Ended June 30
RiskFirst	July 25, 2019	April 1, 2020 - June 30, 2020	January 1, 2020 - June 30, 2020
ABS Suite	October 1, 2019	April 1, 2020 - June 30, 2020	January 1, 2020 - June 30, 2020
Regulatory DataCorp	February 13, 2020	April 1, 2020 - June 30, 2020	February 13, 2020 - June 30, 2020

Divestiture	Divestiture Date
MAKS	November 7, 2019	April 1, 2019 - June 30, 2019	January 1, 2019 - June 30, 2019

Additionally, subsequent to the divestiture of MAKS in 2019, revenue from the Moody's Analytics Learning Solutions ("MALS") unit, which previous to 2020 was reported in the Professional Services LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material. For purposes of determining organic RD&A revenue growth, MALS revenue has been excluded from 2020 RD&A revenue. Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2020	2019	Change	Growth	2020	2019	Change	Growth
MA revenue	$497	$475	$22	5%	$993	$947	$46	5%
RiskFirst	(6)	—	(6)		(10)	—	(10)
ABS Suite	(2)	—	(2)		(3)	—	(3)
Regulatory DataCorp	(14)	—	(14)		(21)	—	(21)
MAKS	—	(28)	28		—	(55)	55
Organic MA revenue	$475	$447	$28	6%	$959	$892	$67	8%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2020	2019	Change	Growth	2020	2019	Change	Growth
RD&A revenue	$366	$315	$51	16%	$724	$623	$101	16%
ABS Suite	(2)	—	(2)		(3)	—	(3)
Regulatory DataCorp	(14)	—	(14)		(21)	—	(21)
MALS	(12)	—	(12)		(27)	—	(27)
Organic RD&A revenue	$338	$315	$23	7%	$673	$623	$50	8%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2020	2019	Change	Growth	2020	2019	Change	Growth
ERS revenue	$131	$117	$14	12%	$269	$239	$30	13%
RiskFirst	(6)	—	(6)		(10)	—	(10)
Organic ERS revenue	$125	$117	$8	7%	$259	$239	$20	8%

Recently Issued Accounting Standards
Refer to Note 21 to the condensed consolidated financial statements located in Part I on this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 19 "Contingencies” in this Form 10-Q.
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
The regulatory landscape continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for credit rating agencies registered as NRSROs. Among other things, the Reform Act requires the SEC to submit an annual report to Congress providing an overview of SEC activities with respect to NRSROs, and detailing the SEC’s views on the state of competition, transparency and conflicts of interests among NRSROs. The Dodd-Frank Act enhanced the SEC’s oversight of the regulation of NRSROs, and includes a requirement that the SEC publish an annual report summarizing the results of its annual examinations of NRSROs. To date, through a series of rulemakings, the SEC has implemented several Exchange Act provisions related to NRSROs. These include, for example, provisions addressing disclosure of data and assumptions underlying credit ratings, conflicts of interest with respect to sales and marketing practices, disclosure of performance statistics, application and disclosure of credit rating methodologies, analyst training and testing and consistent application of rating symbols and definitions. The Company has made and continues to make substantial IT and other investments, and has implemented the relevant compliance obligations.
In the EU, the CRA industry is registered and supervised through a pan-European regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS’ EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to use of credit ratings, independence and avoidance of conflicts of interest, conflicts of interest concerning investments in CRAs, CRA rotation, methodologies, models and key rating assumptions, use of multiple CRAs, outsourcing, disclosures, credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation and, annually, sets out its work program for the forthcoming year. ESMA’s 2020 work program includes supervisory work on the credit rating process, methodology development and validation, governance, and internal controls.
In 2016, the European Commission published a report concluding that no new EU legislation was necessary at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In April 2020, the Commission published a consultation on a Sustainable Finance strategy for the EU. The new strategy is expected to be published in either the fourth quarter of 2020 or first quarter of 2021 and could include proposals on the integration of Environmental, Social, and Governance criteria in the credit rating process. The Commission is also expected to publish a report in 2021 on CRAs and the integration of sustainability factors into their credit rating opinions and in the fourth quarter of 2020 on Sustainability Research and Ratings.
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

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 48 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to, the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP growth in the U.S. and worldwide, and on the Company’s own operations and personnel. Many other factors could cause actual results to differ from Moody’s outlook, including credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to uncertainty as companies transition away from LIBOR and Brexit; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Dodd-Frank Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to Moody's Investors Service's rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which the Company may be subject from time to time; provisions in the Dodd-Frank Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2019, its quarterly report on Form 10-Q for the quarter ended March 31, 2020, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2019:
Interest rate swaps designated as fair value hedges:
In the first quarter of 2020, the Company entered into interest rate swaps with a notional amount of $500 million to convert the fixed rate of interest on the 3.25% 2017 Senior Notes due 2028 to a floating interest rate based on the 3-month USD LIBOR. The hedges will be settled in 2026. A hypothetical change of 100 BPS in the USD LIBOR-based swap rate would result in an approximate $30 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
Cross-currency swaps designated as net investment hedges:
In the first quarter of 2020, the Company entered into cross-currency swaps to exchange an aggregate amount of €450 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $500 million with corresponding interest based on the floating 3-month USD LIBOR. These swaps were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $51 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2020. Although a significant portion of the Company’s workforce began working remotely in mid-March 2020 due to the COVID-19 pandemic, Moody’s has not experienced any material impact to its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 19 “Contingencies” in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2019, as updated in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2020, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and its quarterly report on Form 10-Q for the quarter ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended June 30, 2020

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
April 1- 30	839	$—	$—	$1,081	million
May 1- 31	540	$—	$—	$1,081	million
June 1- 30	923	$—	$—	$1,081	million
Total	2,302	$—	$—
(1)Includes surrender to the Company of 839, 540 and 923 shares of common stock in April, May and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On October 22, 2018, the Board authorized a $1 billion share repurchase program, which at June 30, 2020 had approximately $81 million of remaining authority. On December 16, 2019, the Board approved an additional $1 billion for the share repurchase program, which may commence following the completion of the existing program. There is no established expiration date for the remaining authorization.
During the second quarter of 2020, Moody’s issued a net 0.2 million shares under employee stock-based compensation plans.
Item 5. Other Information
Costs Associated with Exit or Disposal Activities.
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases. The exit from certain leased office space is anticipated to begin in the third quarter of 2020 and be substantially completed during the first half of 2021, and is expected to result in an estimated annualized savings of approximately $5 million to $6 million a year. The Program is estimated to result in total pre-tax charges of $25 to $35 million, which primarily reflects a non-cash charge related to operating lease right-of-use assets. Approximately $20 to $30 million of this amount is expected to be recorded in the second half of 2020.

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

4	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

.1
Eleventh Supplement Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.2	Form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as Trustee. (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.4	Form of 3.250% Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: July 31, 2020