Form 10-Q
period 2020-09-30
MOODYS CORP /DE/
filed 2020-10-30
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Shares Outstanding at September 30, 2020
187.8 million

	MOODY’S CORPORATION INDEX TO FORM 10-Q
		Page(s)
	Glossary of Terms and Abbreviations	3-7
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	8
	Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	9
	Consolidated Balance Sheets (Unaudited) at September 30, 2020 and December 31, 2019	10
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and 2019	11
	Consolidated Statements of Shareholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	12-15
	Notes to Condensed Consolidated Financial Statements (Unaudited)	16-49
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	The Company	50
	Corporate Social Responsibility and Sustainability	50-51
	Critical Accounting Estimates	51-54
	Reportable Segments	54
	Results of Operations	55-83
	Liquidity and Capital Resources	83-90
	Recently Issued Accounting Standards	91
	Contingencies	91
	Regulation	91-92
	Forward-Looking Statements	93
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	94
Item 4.	Controls and Procedures	94
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	95
Item 1A.	Risk Factors	95
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95
Item 5.	Other Information	95
Item 6.	Exhibits	96

SIGNATURES
	Exhibits Filed Herewith
31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ABS Suite	Business acquired by the Company in October 2019 which includes a software platform used by issuers and trustees for administration of asset-backed and mortgage-backed securities programs
Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Acquire Media (AM)	Business acquired by the Company in October 2020; an aggregator and distributor of curated real-time news, multimedia, data, and alerts.
Acquisition-Related Expenses	Consists of expenses incurred to complete and integrate the acquisition of Bureau van Dijk for which the integration will be a multi-year effort
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCL	Accumulated other comprehensive loss; a separate component of shareholders’ equity
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
Content
A reporting unit within the MA segment that offers subscription-based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper

TERM	DEFINITION
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

Make Whole Amount	The prepayment penalty amount relating to the 2017 Senior Notes due 2021 and 2018 Senior Notes due 2021 which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

TERM	DEFINITION
MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly part of the PS LOB and a reporting unit within the MA reportable segment
MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG, CFG, FIG, PPIF and MIS Other
MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing, KIS Research and revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
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
RD&A
An LOB within MA that offers subscription-based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products, and commercial real estate data and analytical tools

Redeemable Noncontrolling Interest
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions

TERM	DEFINITION
Vigeo Eiris	A provider of in ESG research, data and assessments; acquired by the Company on April 12, 2019
2018 Restructuring Program
Restructuring program approved by the chief executive officer of Moody’s on October 26, 2018. This program included relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities.

2020 Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on July 29, 2020, primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases.
2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes (30-Year)	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes Due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes originally due in December 2021, but early repaid by the Company in 2020.
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes originally due in June 2021, but early repaid by the Company in 2020.
2018 Senior Notes (10-year)	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes (30-year)	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes Due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes Due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes Due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$1,356	$1,240	$4,081	$3,596
Expenses
Operating	364	350	1,066	1,032
Selling, general and administrative	271	292	879	848
Restructuring	23	(1)	20	58
Depreciation and amortization	56	48	163	150
Acquisition-Related Expenses	—	—	—	3
Loss pursuant to the divestiture of MAKS	—	2	9	11
Total expenses	714	691	2,137	2,102
Operating income	642	549	1,944	1,494
Non-operating (expense) income, net
Interest expense, net	(53)	(46)	(153)	(149)
Other non-operating income, net	10	10	38	12
Total non-operating expense, net	(43)	(36)	(115)	(137)
Income before provisions for income taxes	599	513	1,829	1,357
Provision for income taxes	132	130	366	290
Net income	467	383	1,463	1,067
Less: Net (loss) income attributable to noncontrolling interests	—	3	(1)	5
Net income attributable to Moody's	$467	$380	$1,464	$1,062
Earnings per share attributable to Moody's common shareholders
Basic	$2.49	$2.01	$7.80	$5.60
Diluted	$2.47	$1.99	$7.73	$5.54
Weighted average number of shares outstanding
Basic	187.8	189.0	187.6	189.6
Diluted	189.3	191.1	189.3	191.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$467			$383
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$204	$(17)	187	$(194)	$—	(194)
Net (losses) gains on net investment hedges	(191)	48	(143)	136	(34)	102
Net investment hedges - reclassification of gains included in net income	—	—	—	(1)	—	(1)
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	2	—	2	1	—	1
Net actuarial (losses) gains and prior service costs	(9)	2	(7)	—	—	—
Total other comprehensive income (loss)	$6	$33	$39	$(58)	$(34)	$(92)
Comprehensive income			506			291
Less: comprehensive income attributable to noncontrolling interests			1			3
Comprehensive Income Attributable to Moody's			$505			$288

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,463			$1,067
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$107	$(11)	96	$(179)	$—	(179)
Net (losses) gains on net investment hedges	(169)	42	(127)	130	(33)	97
Net investment hedges - reclassification of gains included in net income	—	—	—	(1)	—	(1)
Cash Flow Hedges:
Net losses on cash flow hedges	(68)	18	(50)	—	—	—
Reclassification of losses included in net income	1	—	1	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	5	(1)	4	3	(1)	2
Net actuarial gains (losses) and prior service costs	(1)	—	(1)	(2)	1	(1)
Total other comprehensive (loss) income	$(125)	$48	(77)	$(49)	$(33)	(82)
Comprehensive income			1,386			985
Less: comprehensive (loss) income attributable to noncontrolling interests			(12)			15
Comprehensive Income Attributable to Moody's			$1,398			$970
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,492	$1,832
Short-term investments	96	98
Accounts receivable, net of allowance for credit losses of $41 in 2020 and $20 in 2019	1,360	1,419
Other current assets	333	330
Total current assets	4,281	3,679
Property and equipment, net of accumulated depreciation of $907 in 2020 and $839 in 2019	282	292
Operating lease right-of-use assets	410	456
Goodwill	4,282	3,722
Intangible assets, net	1,717	1,498
Deferred tax assets, net	232	229
Other assets	468	389
Total assets	$11,672	$10,265
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$712	$773
Current portion of operating lease liabilities	91	89
Deferred revenue	918	1,050
Total current liabilities	1,721	1,912
Non-current portion of deferred revenue	102	112
Long-term debt	6,363	5,581
Deferred tax liabilities, net	385	357
Uncertain tax positions	471	477
Operating lease liabilities	439	485
Other liabilities	498	504
Total liabilities	9,979	9,428
Contingencies (Note 19)
Redeemable noncontrolling interest	5	6
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series Common Stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2020 and December 31, 2019, respectively.	3	3
Capital surplus	699	642
Retained earnings	10,804	9,656
Treasury stock, at cost; 155,064,080 and 155,215,143 shares of common stock at September 30, 2020 and December 31, 2019	(9,505)	(9,250)
Accumulated other comprehensive loss	(504)	(439)
Total Moody's shareholders' equity	1,497	612
Noncontrolling interests	191	219
Total shareholders' equity	1,688	831
Total liabilities, noncontrolling interests and shareholders' equity	$11,672	$10,265
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$1,463	$1,067
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	163	150
Stock-based compensation	110	103
Deferred income taxes	(1)	(22)
ROU Asset impairment & other non-cash restructuring/impairment charges	23	38
Loss pursuant to the divestiture of MAKS	9	11
Settlement of treasury rate lock	(68)	—
Prepayment penalty relating to early redemption of debt	24	—
Changes in assets and liabilities:
Accounts receivable	73	36
Other current assets	(8)	(8)
Other assets	(89)	(32)
Accounts payable and accrued liabilities	(28)	(100)
Deferred revenue	(171)	(96)
Unrecognized tax benefits and other non-current tax liabilities	(9)	(17)
Other liabilities	(3)	66
Net cash provided by operating activities	1,488	1,196
Cash flows from investing activities
Capital additions	(83)	(61)
Purchases of investments	(130)	(111)
Sales and maturities of investments	57	139
Cash paid for acquisitions, net of cash acquired	(699)	(121)
Receipts from settlements of net investment hedges	2	4
Net cash used in investing activities	(853)	(150)
Cash flows from financing activities
Issuance of notes	1,491	—
Repayment of notes	(800)	(450)
Issuance of commercial paper	789	1,307
Repayment of commercial paper	(792)	(1,310)
Proceeds from stock-based compensation plans	41	37
Repurchase of shares related to stock-based compensation	(101)	(76)
Treasury shares	(253)	(728)
Dividends	(315)	(284)
Debt issuance costs, extinguishment costs and related fees	(39)	—
Dividends to noncontrolling interest	(1)	(1)
Payment to acquire noncontrolling interests	(17)	(12)
Net cash provided by (used in) financing activities	3	(1,517)
Reclassification of cash to assets held for sale	—	(11)
Effect of exchange rate changes on cash and cash equivalents	22	(25)
Increase (decrease) in cash and cash equivalents	660	(507)
Cash and cash equivalents, beginning of period	1,832	1,685
Cash and cash equivalents, end of period	$2,492	$1,178
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2019	342.9	$3	$575	$9,108	(153.7)	$(8,887)	$(446)	$353	$222	$575
Net income				380				380	3	383
Dividends ($0.50 per share)				(97)				(97)	—	(97)
Stock-based compensation			33					33		33
Shares issued for stock-based compensation plans at average cost, net			—		0.2	7		7		7
Treasury shares repurchased			—		(0.7)	(113)		(113)		(113)
Currency translation adjustment, net of net investment hedge activity (net of tax of $34 million)							(92)	(92)	—	(92)
Amortization of prior service costs and actuarial losses							1	1		1
Balance at September 30, 2019	342.9	$3	$608	$9,391	(154.2)	$(8,993)	$(537)	$472	$225	$697

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656
Net income				1,062				1,062	5	1,067
Dividends ($1.50 per share)				(285)				(285)	(1)	(286)
Adoption of ASU 2018-02, relating to the Tax Act				20			(20)	—		—
Stock-based compensation			103					103		103
Shares issued for stock-based compensation plans at average cost, net			(71)		1.5	32		(39)		(39)
Purchase of noncontrolling interest			(9)					(9)	(3)	(12)
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								—	17	17
Treasury shares repurchased			(16)		(4.1)	(712)		(728)		(728)
Currency translation adjustment, net of net investment hedge activity (net of tax of $33 million)							(92)	(92)	10	(82)
Net actuarial gains and prior service cost							(1)	(1)		(1)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Balance at September 30, 2019	342.9	$3	$608	$9,391	(154.2)	$(8,993)	$(537)	$472	$225	$697
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	342.9	$3	$651	$10,442	(155.2)	$(9,513)	$(542)	$1,041	$191	$1,232
Net income				467				467	—	467
Dividends ($0.56 per share)				(105)				(105)	(1)	(106)
Stock-based compensation			38					38		38
Shares issued for stock-based compensation plans at average cost, net			10		0.1	8		18		18
Currency translation adjustment, net of net investment hedge activity (net of tax of $31 million)							43	43	1	44
Net actuarial gains and prior service cost (net of tax of $2 million)							(7)	(7)		(7)
Amortization of prior service costs and actuarial losses							2	2		2
Balance at September 30, 2020	342.9	$3	$699	$10,804	(155.1)	$(9,505)	$(504)	$1,497	$191	$1,688
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				1,464				1,464	—	1,464
Dividends ($1.68 per share)				(314)				(314)	(1)	(315)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			110					110		110
Shares issued for stock-based compensation plans at average cost, net			(51)		1.2	(2)		(53)		(53)
Purchase of noncontrolling interest			(2)					(2)	(15)	(17)
Treasury shares repurchased					(1.1)	(253)		(253)		(253)
Currency translation adjustment, net of net investment hedge activity (net of tax of $31 million)							(19)	(19)	(12)	(31)
Net actuarial losses and prior service cost							(1)	(1)		(1)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							4	4		4
Net realized and unrealized gain on cash flow hedges (net of tax of $18 million)							(49)	(49)		(49)
Balance at September 30, 2020	342.9	$3	$699	$10,804	(155.1)	$(9,505)	$(504)	$1,497	$191	$1,688
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
On January 1, 2020, the Company adopted ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same provisions of authoritative guidance for internal-use software, and amortized over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company will be required to present the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e. operating and SG&A expense) and classify the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). This ASU also requires capitalization of implementation costs in the balance sheet to be consistent with the location of prepayment of fees for the hosting element (i.e. within other current assets or other assets). The Company adopted this ASU prospectively to all implementation costs incurred after the date of adoption and it did not have a material impact on the Company's current financial statements. The future impact to the Company's financial statements will relate to the aforementioned classification of these capitalized costs and related amortization.

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
The Company experienced disruption in certain sectors of its business beginning late in the first quarter of 2020 resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this quarterly report on Form 10-Q, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis will have a material impact on the results of operations and cash flows of the Company in the near term, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption and to maintain compliance with its debt covenants.
In the nine months ended September 30, 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company increased its long-term borrowings by $700 million and began borrowing under its CP Program as more fully discussed in Note 17. At September 30, 2020, the Company had repaid all CP outstanding. In addition, the Company reduced discretionary spending, including temporarily suspending its share repurchase program beginning late in the first quarter of 2020 and spanning through the third quarter. The Company anticipates resuming its share repurchase program in the fourth quarter of 2020.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company is utilizing certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
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

As of September 30, 2020, Moody's assessment included consideration of the current COVID-19 pandemic and its estimated impact on the Company's accounts receivable allowances. This assessment involved the utilization of significant judgment regarding the expected severity and duration of the market disruption caused by the COVID-19 pandemic, as well as judgment regarding which industries, classes of customers and geographies would be most significantly impacted.
During the nine months ended September 30, 2020, the Company recorded a net provision for expected credit losses of $31 million. The increase in the provision for expected credit losses for the current period was primarily attributable to the aforementioned estimated effects of COVID-19.
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

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
MIS:
Corporate finance (CFG)
Investment-grade	$141	$106	$576	$299
High-yield	101	56	275	182
Bank loans	73	90	205	246
Other accounts (1)	146	140	430	408
Total CFG	461	392	1,486	1,135
Structured finance (SFG)
Asset-backed securities	25	25	70	74
RMBS	24	21	74	69
CMBS	15	18	45	56
Structured credit	24	40	74	116
Other accounts	—	1	2	3
Total SFG	88	105	265	318
Financial institutions (FIG)
Banking	95	80	269	244
Insurance	31	31	105	88
Managed investments	6	6	20	20
Other accounts	2	3	7	9
Total FIG	134	120	401	361
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	71	58	192	157
Project and infrastructure	62	62	183	164
Total PPIF	133	120	375	321
Total ratings revenue	816	737	2,527	2,135
MIS Other	9	9	30	20
Total external revenue	825	746	2,557	2,155
Intersegment royalty	38	35	110	100
Total MIS	863	781	2,667	2,255
MA:
Research, data and analytics (RD&A)	386	317	1,110	940
Enterprise risk solutions (ERS)	145	134	414	373
Professional services (PS) (2)	—	43	—	128
Total external revenue	531	494	1,524	1,441
Intersegment revenue	1	2	5	7
Total MA	532	496	1,529	1,448
Eliminations	(39)	(37)	(115)	(107)
Total MCO	$1,356	$1,240	$4,081	$3,596
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

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG)	$311	$150	$461	$259	$133	$392
Structured finance (SFG)	54	34	88	68	37	105
Financial institutions (FIG)	59	75	134	54	66	120
Public, project and infrastructure finance (PPIF)	82	51	133	73	47	120
Total ratings revenue	506	310	816	454	283	737
MIS Other	—	9	9	—	9	9
Total MIS	506	319	825	454	292	746
MA:
Research, data and analytics (RD&A)	167	219	386	139	178	317
Enterprise risk solutions (ERS)	56	89	145	49	85	134
Professional services (PS) (1)	—	—	—	18	25	43
Total MA	223	308	531	206	288	494
Total MCO	$729	$627	$1,356	$660	$580	$1,240

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG)	$1,038	$448	$1,486	$744	$391	$1,135
Structured finance (SFG)	160	105	265	202	116	318
Financial institutions (FIG)	189	212	401	152	209	361
Public, project and infrastructure finance (PPIF)	237	138	375	202	119	321
Total ratings revenue	1,624	903	2,527	1,300	835	2,135
MIS Other	1	29	30	1	19	20
Total MIS	1,625	932	2,557	1,301	854	2,155
MA:
Research, data and analytics (RD&A)	492	618	1,110	412	528	940
Enterprise risk solutions (ERS)	163	251	414	143	230	373
Professional services (PS) (1)	—	—	—	54	74	128
Total MA	655	869	1,524	609	832	1,441
Total MCO	$2,280	$1,801	$4,081	$1,910	$1,686	$3,596
(1) Subsequent to the divestiture of MAKS in 2019, the RD&A LOB now includes revenue from MALS beginning in the first quarter of 2020. MALS revenue was previously reported as part of the PS LOB and prior year revenue by LOB has not been reclassified as the amounts were not material.

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
MIS:
U.S.	$506	$454	$1,625	$1,301
Non-U.S.:
EMEA	188	175	542	502
Asia-Pacific	99	78	270	241
Americas	32	39	120	111
Total Non-U.S.	319	292	932	854
Total MIS	825	746	2,557	2,155
MA:
U.S.	223	206	655	609
Non-U.S.:
EMEA	213	187	595	555
Asia-Pacific	57	64	166	174
Americas	38	37	108	103
Total Non-U.S.	308	288	869	832
Total MA	531	494	1,524	1,441
Total MCO	$1,356	$1,240	$4,081	$3,596

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

	Three Months Ended September 30,
	2020			2019
	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$347	$114	$461	$282	$110	$392
	75%	25%	100%	72%	28%	100%
Structured Finance	$41	$47	$88	$58	$47	$105
	47%	53%	100%	55%	45%	100%
Financial Institutions	$67	$67	$134	$56	$64	$120
	50%	50%	100%	47%	53%	100%
Public, Project and Infrastructure Finance	$92	$41	$133	$82	$38	$120
	69%	31%	100%	68%	32%	100%
MIS Other	$1	$8	$9	$—	$9	$9
	11%	89%	100%	—%	100%	100%
Total MIS	$548	$277	$825	$478	$268	$746
	66%	34%	100%	64%	36%	100%
Research, data and analytics	$19	$367	$386	$3	$314	$317
	5%	95%	100%	1%	99%	100%
Enterprise risk solutions	$32	$113	$145	$32	$102	$134
	22%	78%	100%	24%	76%	100%
Professional services(2)	$—	$—	$—	$43	$—	$43
	—%	—%	—%	100%	—%	100%
Total MA	$51	$480	$531	$78	$416	$494
	10%	90%	100%	16%	84%	100%
Total Moody's Corporation	$599	$757	$1,356	$556	$684	$1,240
	44%	56%	100%	45%	55%	100%

	Nine Months Ended September 30,
	2020				2019
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$1,142		$344	$1,486	$808		$327	$1,135
	77%		23%	100%	71%		29%	100%
Structured Finance	$126		$139	$265	$184		$134	$318
	48%		52%	100%	58%		42%	100%
Financial Institutions	$203		$198	$401	$165		$196	$361
	51%		49%	100%	46%		54%	100%
Public, Project and Infrastructure Finance	$257		$118	$375	$208		$113	$321
	69%		31%	100%	65%		35%	100%
MIS Other	$3		$27	$30	$1		$19	$20
	10%		90%	100%	5%		95%	100%
Total MIS	$1,731		$826	$2,557	$1,366		$789	$2,155
	68%		32%	100%	63%		37%	100%
Research, data and analytics	$53		$1,057	$1,110	$12		$928	$940
	5%		95%	100%	1%		99%	100%
Enterprise risk solutions	$90		$324	$414	$79		$294	$373
	22%		78%	100%	21%		79%	100%
Professional services(2)	$—		$—	$—	$128		$—	$128
	—%		—%	—%	100%		—%	100%
Total MA	$143	(1)	$1,381	$1,524	$219	(1)	$1,222	$1,441
	9%		91%	100%	15%		85%	100%
Total Moody's Corporation	$1,874		$2,207	$4,081	$1,585		$2,011	$3,596
	46%		54%	100%	44%		56%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).
(2) Subsequent to the divestiture of MAKS in 2019, the RD&A LOB now includes revenue from MALS beginning in the first quarter of 2020. MALS revenue was previously reported as part of the PS LOB and prior year revenue by LOB has not been reclassified as the amounts were not material.

The following table presents the timing of revenue recognition:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$548	$30	$578	$1,731	$89	$1,820
Revenue recognized over time	277	501	778	826	1,435	2,261
Total	$825	$531	$1,356	$2,557	$1,524	$4,081

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$478	$31	$509	$1,366	$83	$1,449
Revenue recognized over time	268	463	731	789	1,358	2,147
Total	$746	$494	$1,240	$2,155	$1,441	$3,596

Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At September 30, 2020 and December 31, 2019, accounts receivable, net included $404 million and $346 million, respectively, of unbilled receivables, net related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at September 30, 2020 and December 31, 2019, accounts receivable, net included $89 million and $53 million, respectively, of unbilled receivables, net related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30, 2020
	MIS	MA	Total
Balance at June 30, 2020	$365	$740	$1,105
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(118)	(347)	(465)
Increases due to amounts billable excluding amounts recognized as revenue during the period	83	273	356
Effect of exchange rate changes	5	19	24
Total changes in deferred revenue	(30)	(55)	(85)
Balance at September 30, 2020	$335	$685	$1,020

	Nine Months Ended September 30, 2020
	MIS	MA	Total
Balance at January 1, 2020	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(207)	(781)	(988)
Increases due to amounts billable excluding amounts recognized as revenue during the period	219	607	826
Increases due to RDC acquisition during the period	—	20	20
Effect of exchange rate changes	1	(1)	—
Total changes in deferred revenue	13	(155)	(142)
Balance at September 30, 2020	$335	$685	$1,020
Deferred revenue - current	$237	$681	$918
Deferred revenue - noncurrent	$98	$4	$102

	Three Months Ended September 30, 2019
	MIS	MA	Total
Balance at June 30, 2019	$376	$695	$1,071
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(111)	(344)	(455)
Increases due to amounts billable excluding amounts recognized as revenue during the period	82	290	372
Effect of exchange rate changes	(3)	(14)	(17)
Total changes in deferred revenue	(32)	(68)	(100)
Balance at September 30, 2019	$344	$627	$971

	Nine Months Ended September 30, 2019
	MIS	MA	Total
Balance at January 1, 2019	$326	$750	$1,076
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(191)	(687)	(878)
Increases due to amounts billable excluding amounts recognized as revenue during the period	212	576	788
Amount included in liabilities reclassified as held for sale	—	(3)	(3)
Effect of exchange rate changes	(3)	(9)	(12)
Total changes in deferred revenue	18	(123)	(105)
Balance at September 30, 2019	$344	$627	$971
Deferred revenue - current	$234	$622	856
Deferred revenue - noncurrent	$110	$5	115

For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2020 and 2019 were primarily related to the significant portion of contract renewals that occur during the first quarter of each year and are generally recognized over a one-year period.
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2020 and 2019 was primarily due to the recognition of annual subscription and maintenance billings from December and January of each year. For the nine months ended September 30, 2020 and 2019, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December billings being partially offset by the impact of the high concentration of January billings.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $136 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.

Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2020 as well as amounts not yet invoiced to customers as of September 30, 2020, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $1.8 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation cost	$38	$33	$110	$103
Tax benefit	$8	$7	$22	$22
During the first nine months of 2020, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $60.66 per share based on the Black-Scholes option-pricing model. The Company also granted 0.5 million shares of restricted stock in the first nine months of 2020, which had a weighted average grant date fair value of $278.92 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $273.81 per share.
The following weighted average assumptions were used in determining the fair value for options granted in 2020:

Expected dividend yield	0.80%
Expected stock volatility	22.52%
Risk-free interest rate	1.43%
Expected holding period	5.7 years
Unrecognized stock-based compensation expense at September 30, 2020 was $8 million and $192 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.4 years and 2.5 years, respectively. Additionally, there was $34 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.0 years.
The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2020	2019
Exercise of stock options:
Proceeds from stock option exercises	$32	$29
Aggregate intrinsic value	$102	$99
Tax benefit realized upon exercise	$24	$24
Number of shares exercised	0.5	0.7
Vesting of restricted stock:
Fair value of shares vested	$195	$153
Tax benefit realized upon vesting	$45	$36
Number of shares vested	0.8	0.8
Vesting of performance-based restricted stock:
Fair value of shares vested	$70	$48
Tax benefit realized upon vesting	$17	$12
Number of shares vested	0.3	0.3

NOTE 5. INCOME TAXES
Moody’s ETR was 22.0% and 25.3% for the three months ended September 30, 2020 and 2019, respectively, and 20.0% and 21.4% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the ETR for the three month period ended September 30, 2020 was primarily due to a tax benefit recognized from a corporate reorganization outside of the U.S. in the third quarter of 2020 and a detriment from a non-U.S. tax rate change in the third quarter of 2019 which did not recur to the same extent in 2020. The Company’s year to date tax expense differs from the tax computed by applying its estimated annual effective tax rate to the year to date pre-tax earnings due to Excess Tax Benefits from stock compensation of $52 million and net reductions to tax positions of $43 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $17 million ($16 million, net of federal tax) during the third quarter of 2020 and a net decrease in UTPs during the first nine months of 2020 of $6 million ($7 million, net of federal tax).
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax return for 2019 remains open to examination and 2017 and 2018 are currently under examination. The Company’s New York State tax returns for 2011 through 2016 are currently under examination and the Company’s New York City tax return for 2014 through 2017 are currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2018 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2020	2019
Income taxes paid	$374	$303

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Basic	187.8	189.0	187.6	189.6
Dilutive effect of shares issuable under stock-based compensation plans	1.5	2.1	1.7	2.2
Diluted	189.3	191.1	189.3	191.8
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.2	0.3	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2020 and 2019.

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
NOTE 8. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2020
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,387	$—	$1,387	$1,284	$96	$7
Mutual funds	$47	$3	$50	$—	$—	$50

	As of December 31, 2019
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$971	$—	$971	$866	$95	$10
Mutual funds	$3	$—	$3	$—	$3	$—
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both September 30, 2020 and December 31, 2019. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 22 months at September 30, 2020 and 13 months to 18 months at December 31, 2019. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of September 30, 2020, the contract value of the COLI was $14 million.
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
RDC is a component of the Bureau van Dijk reporting unit for purposes of the Company’s annual goodwill impairment assessment.
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
Derivatives and non-derivative instruments designated as accounting hedges:
Fair Value Hedges
Interest Rate Swaps
The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR and 6-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statement of operations.
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2020	As of December 31, 2019	Floating Interest Rate
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month USD LIBOR
2017 Senior Notes due 2021(1)	Pay Floating/Receive Fixed	$—	$500	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$—	3-month USD LIBOR
2020 Senior Notes due 2025 (2)	Pay Floating/Receive Fixed	$300	$—	6-month USD LIBOR
Total		$1,380	$1,080
(1) These interest rates swaps were terminated in conjunction with the repayment of the 2017 Senior Notes due 2021 in the third quarter of 2020.
(2) These interest rate swaps were executed in the third quarter of 2020.
Refer to Note 17 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest expense, net		$(53)	$(46)	$(153)	$(149)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$6	$1	$14	$1
Fair value changes on interest rate swaps	Interest expense, net	$(7)	$2	$53	$33
Fair value changes on hedged debt	Interest expense, net	$7	$(2)	$(53)	$(33)

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
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table provides information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

September 30, 2020
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	959	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,038		$2,300

December 31, 2019
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	931	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,010		$2,300
As of September 30, 2020, these hedges will expire and be settled in 2021, 2022, 2023, 2024, and 2026 for €265 million, €438 million, €442 million, €443 million, and €450 million of the total notional amount, respectively, unless terminated early at the discretion of the Company.
During the third quarter of 2020, the Company early-terminated €422.5 million notional value of cross-currency swaps (set to expire in 2021), resulting in immaterial cash proceeds.
The Company also enters into forward contracts to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table summarizes the notional amounts of the Company's outstanding forward contract that was designated as a net investment hedge:

	September 30, 2020		December 31, 2019
Notional amount of net investment hedges	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€247	$292	—	—
This forward contract will expire in November 2020.
Cash Flow Hedge
Interest Rate Forward Contracts
In January 2020, the Company entered into $300 million notional amount treasury rate locks with an average locked-in U.S. 30-year Treasury rate of 2.0103%, which were designated as cash flow hedges and used to manage the Company’s interest rate risk during the period prior to an anticipated issuance of 30-year debt. The treasury lock interest rate forward contracts matured on April 30, 2020, resulting in a cumulative loss of $68 million, which was recognized in AOCL. The loss on the Treasury rate lock will be reclassified from AOCL to earnings in the same period that the hedged transaction (i.e. interest payments on the 3.25% 2020 Senior Notes, due 2050) impacts earnings.

The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
FX forward contracts	$1	$5	$—	$1	$—	$—
Cross currency swaps	(98)	79	—	—	10	15
Long-term debt	(46)	18	—	—	—	—
Total net investment hedges	$(143)	$102	$—	$1	$10	$15
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	(1)	—	(1)	—	—	—
Total cash flow hedges	$(1)	$—	$(1)	$—	$—	$—
Total	$(144)	$102	$(1)	$1	$10	$15

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
FX forward contracts	$1	$5	$—	$1	$—	$—
Cross currency swaps	(81)	75	—	—	40	37
Long-term debt	(47)	17	—	—	—	—
Total net investment hedges	$(127)	$97	$—	$1	$40	$37
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	(51)	—	(2)	—	—	—
Total cash flow hedges	$(51)	$—	$(2)	$—	$—	$—
Total	$(178)	$97	$(2)	$1	$40	$37

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2020	December 31, 2019
Net investment hedges
Cross currency swaps	$(40)	$41
FX forwards	27	26
Long-term debt	(60)	(13)
Total net investment hedges	$(73)	$54
Cash flow hedges
Interest rate contracts	$(51)	$(2)
Cross currency swaps	2	2
Total cash flow hedges	(49)	—
Total net (loss) gain in AOCL	$(122)	$54
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through November 2020.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2020			December 31, 2019
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$320		£254	$235		£178
Contracts to sell USD for Japanese Yen	$10		¥1,000	$29		¥3,200
Contracts to sell USD for Canadian dollars	$105	C$	140	$83	C$	110
Contracts to sell USD for Singapore dollars	$58	S$	79	$41	S$	56
Contracts to sell USD for Euros	$530		€452	$421		€378
Contracts to sell Euros for GBP	€53		£48	€25		£21
Contracts to sell USD for Russian Ruble	$9	₽	670	$—	₽	—
Contracts to sell USD for Indian Rupee	$18	₹	1,350	$—	₹	—
NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian Ruble, ₹= Indian Rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign exchange forwards	Other non-operating income, net	$36	$(26)	$1	$(35)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$9	$56
Interest rate swaps designated as fair value hedges	Other assets	63	27
FX forwards designated as net investment hedges	Other current assets	2	—
Total derivatives designated as accounting hedges		74	83

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	5	9
Total assets		$79	$92
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$63	$—
Interest rate swaps designated as fair value hedges	Other liabilities	1	—
Total derivatives designated as accounting hedges		64	—
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,465	1,403
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	5	—
Total liabilities		$1,534	$1,403

NOTE 11. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (1)	(2)	—	(2)	497	—	497	495	—	495
Foreign currency translation adjustments	(11)	—	(11)	76	—	76	65	—	65
Ending balance	$302	$—	$302	$3,992	$(12)	$3,980	$4,294	$(12)	$4,282

	Year Ended December 31, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$258	$—	$258	$3,535	$(12)	$3,523	$3,793	$(12)	$3,781
Additions/ adjustments (2)	53	—	53	61	—	61	114	—	114
Foreign currency translation adjustments	4	—	4	(14)	—	(14)	(10)	—	(10)
Divestiture of MAKS	—	—	—	(163)	—	(163)	(163)	—	(163)
Ending balance	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
(1) The 2020 additions/adjustments for the MA segment in the table above primarily relate to the acquisitions of RDC and RBA.
(2) The 2019 additions/adjustments for the MIS segment in the table above relate to the acquisitions of Vigeo Eiris and Four Twenty Seven. The 2019 additions/adjustments for the MA segment in the table above relate to the acquisition of RiskFirst and ABS Suite.
Acquired intangible assets and related amortization consisted of:

	September 30, 2020	December 31, 2019
Customer relationships	$1,524	$1,325
Accumulated amortization	(287)	(235)
Net customer relationships	1,237	1,090
Trade secrets	30	30
Accumulated amortization	(29)	(29)
Net trade secrets	1	1
Software/product technology	378	372
Accumulated amortization	(152)	(131)
Net software/product technology	226	241
Trade names	152	150
Accumulated amortization	(35)	(30)
Net trade names	117	120
Other (1)	182	80
Accumulated amortization	(46)	(34)
Net other	136	46
Total acquired intangible assets, net	$1,717	$1,498
(1) Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization expense	$31	$24	$90	$77

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2020 (After September 30,)	$31
2021	121
2022	120
2023	116
2024	108
Thereafter	1,221
Total estimated future amortization	$1,717
Matters concerning the ICRA reporting unit
On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA's CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA's board of directors. ICRA appointed a new Managing Director & Group CEO effective August 10, 2020. ICRA has reported that the Securities and Exchange Board of India (SEBI) issued an adjudication order dated December 26, 2019 imposing a penalty of INR 25 lakh (approximately $35,000) on ICRA in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries. ICRA has further reported that: (i) it is appealing that order; and (ii) it had received a related "show cause" notice from SEBI asking ICRA to demonstrate why the penalty imposed should not be increased. In an order dated September 22, 2020, SEBI increased the penalty imposed on ICRA from INR 25 lakh to INR 1 crore (approximately $140,000). In addition, ICRA has disclosed that it has completed its internal examinations into anonymous allegations that were forwarded to ICRA by SEBI and certain additional allegations made during the course of that examination while an examination into a separate anonymous complaint is ongoing. ICRA reported that its Board of Directors is in the process of taking appropriate actions based on the findings of the completed examinations. As of the date of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
NOTE 12. RESTRUCTURING
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 Restructuring Program”) primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases. The exit from certain leased office space began in the third quarter of 2020 and is anticipated to be substantially completed during the first half of 2021. The 2020 Restructuring Program is estimated to result in total pre-tax charges of $25 to $35 million, which primarily reflect non-cash charges related to the impairment of operating lease right-of-use assets and leasehold improvements. Approximately $25 to $30 million of this amount is expected to be recorded in the second half of 2020. The 2020 Restructuring Program is expected to result in an estimated annualized savings of approximately $5 to $6 million a year.
On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company estimates will result in annualized savings of approximately $60 million per year. The 2018 Restructuring Program, the scope of which was expanded in the second quarter of 2019, is estimated to result in total pre-tax charges of $105 to $110 million. The 2018 Restructuring Program included relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate leases due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and resulted in approximately $50 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program also included approximately $60 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program are anticipated to be approximately $60 million, which will be paid through 2021. The remaining restructuring liability relating to the 2018 Restructuring Program was not material as of September 30, 2020.
Total expenses included in the accompanying consolidated statements of operations relating to the 2018 Restructuring Program and 2020 Restructuring Program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2018 Restructuring Program	$—	$(1)	$(3)	$58
2020 Restructuring Program (1)	23	—	23	—
Total Restructuring	$23	$(1)	$20	$58

(1) Consists of a non-cash charge relating to the impairment of leasehold improvements and ROU Assets. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of these ROU assets immediately subsequent to the impairment was $10 million, and is categorized as Level 3 within the ASC Topic 820 fair value hierarchy.
NOTE 13. FAIR VALUE
The table below presents information about items that are carried at fair value at September 30, 2020 and December 31, 2019:

	Fair value Measurement as of September 30, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$79	$—	$79
Mutual funds	50	50	—
Total	$129	$50	$79
Liabilities:
Derivatives (1)	$69	$—	$69
Total	$69	$—	$69

	Fair value Measurement as of December 31, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$92	$—	$92
Mutual funds	3	3	—
Total	$95	$3	$92
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

NOTE 14. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2020	December 31, 2019
Other current assets:
Prepaid taxes	$121	$79
Prepaid expenses	77	71
Capitalized costs to obtain and fulfill sales contracts	80	91
Other	55	89
Total other current assets	$333	$330
Other assets:
Investments in non-consolidated affiliates	$123	$117
Deposits for real-estate leases	16	13
Indemnification assets related to acquisitions	16	16
Mutual funds and fixed deposits	54	10
Company owned life insurance (at contract value)	14	—
Costs to obtain sales contracts	118	119
Cross currency and interest rate swaps	72	83
Other	55	31
Total other assets	$468	$389
Accounts payable and accrued liabilities:
Salaries and benefits	$131	$152
Incentive compensation	160	208
Customer credits, advanced payments and advanced billings	44	28
Dividends	7	7
Professional service fees	51	43
Interest accrued on debt	43	63
Accounts payable	26	38
Income taxes	97	73
Pension and other retirement employee benefits	7	7
Accrued royalties	13	25
Foreign exchange forwards on certain assets and liabilities	5	—
Restructuring liability	4	21
Other	124	108
Total accounts payable and accrued liabilities	$712	$773

	September 30, 2020	December 31, 2019
Other liabilities:
Pension and other retirement employee benefits	$214	$299
Interest accrued on UTPs	107	82
MAKS indemnification provisions	33	43
Income tax liability - non-current portion	51	51
Cross currency and interest rate swaps	64	—
Restructuring liability	2	3
Other	27	26
Total other liabilities	$498	$504

Loss pursuant to the Divestiture of MAKS:
The $2 million and $11 million loss during the three and nine months ended September 30, 2019 and $9 million loss during the nine months ended September 30, 2020 relates to the strategic divestiture of MAKS.
Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FX gain (loss)	$2	$1	$7	$(15)
Net periodic pension costs - other components	3	4	10	13
Income from investments in non-consolidated affiliates	4	4	4	11
Other	1	1	17	3
Total	$10	$10	$38	$12

NOTE 15. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

Losses on cash flow hedges	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Location in the consolidated statement of operations
Interest rate contract	$—	$(1)	Other non-operating expense, net
Income tax effect of items above	—	—	Provision for income taxes
Total net losses on cash flow hedges	—	(1)
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(3)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	(1)	(2)	SG&A expense
Total before income taxes	(2)	(5)
Income tax effect of item above	—	1	Provision for income taxes
Total pension and other retirement benefits	(2)	(4)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(2)	$(5)

			Location in the consolidated statement of operations
Gains (losses) on cash flow hedges	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cross-currency swap	$—	$—	Other non-operating income, net
Interest rate contract	—	—	Interest expense, net
Total before income taxes	—	—
Income tax effect of items above	—	—	Provision for income taxes
Total net gains (losses) on cash flow hedges	—	—
Gains on net investment hedges
FX forwards	1	1	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net gains on net investment hedges	1	1
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(2)	Operating expense
Amortization of actuarial losses and prior service costs included in net income	—	(1)	SG&A expense
Total before income taxes	(1)	(3)
Income tax effect of item above	—	1	Provision for income taxes
Total pension and other retirement benefits	(1)	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$—	$(1)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended
	September 30, 2020					September 30, 2019
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance June 30,	$(84)	$(49)	$(479)	$70	$(542)	$(70)	$—	$(401)	$25	$(446)
Other comprehensive income/(loss) before reclassifications	(7)	—	186	(143)	36	—	—	(193)	102	(91)
Amounts reclassified from AOCL	2	—	—	—	2	1	—	—	(1)	—
Other comprehensive income/(loss)	(5)	—	186	(143)	38	1	—	(193)	101	(91)
Balance September 30,	$(89)	$(49)	$(293)	$(73)	$(504)	$(69)	$—	$(594)	$126	$(537)

	Nine Months Ended
	September 30, 2020					September 30, 2019
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31,	$(92)	$—	$(401)	$54	$(439)	$(53)	$—	$(406)	$33	$(426)
Other comprehensive income/(loss) before reclassifications	(1)	(50)	108	(127)	(70)	(1)	—	(188)	97	(92)
Amounts reclassified from AOCL	4	1	—	—	5	2	—	—	(1)	1
Adoption of ASU 2018-02	—	—	—	—	—	(17)	—	—	(3)	(20)
Other comprehensive income/(loss)	3	(49)	108	(127)	(65)	(16)	—	(188)	93	(111)
Balance September 30,	$(89)	$(49)	$(293)	$(73)	$(504)	$(69)	$—	$(594)	$126	$(537)

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

The components of net periodic benefit expense related to the Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Components of net periodic expense
Service cost	$5	$4	$—	$1
Interest cost	4	5	1	—
Expected return on plan assets	(5)	(5)	—	—
Amortization of net actuarial loss from earlier periods	2	1	—	—
Net periodic expense	$6	$5	$1	$1

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Components of net periodic expense
Service cost	$13	$12	$2	$2
Interest cost	13	15	1	1
Expected return on plan assets	(15)	(15)	—	—
Amortization of net actuarial loss from earlier periods	5	3	—	—
Net periodic expense	$16	$15	$3	$3
The Company contributed $99 million to its funded pension plan, $8 million related to its unfunded U.S. DBPPs and $1 million to its U.S. other retirement plans during the nine months ended September 30, 2020. Additionally, the Company anticipates making payments of $1 million to its unfunded U.S. DBPPs, during the remainder of 2020.

NOTE 17. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2012 Senior Notes, the 2017 Senior Notes due 2023, the 2017 Senior Notes due 2028 and the 2020 Senior Notes due 2025 which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2020
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$16	$(1)	$(1)	$514
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes, due 2027	586	—	—	(2)	584
2.625% 2017 Senior Notes, due 2023	500	13	(1)	(2)	510
3.25% 2017 Senior Notes, due 2028	500	34	(4)	(3)	527
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(3)	395
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	879	—	(3)	(6)	870
3.75% 2020 Senior Notes, due 2025	700	(1)	(1)	(5)	693
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,365	$62	$(24)	$(40)	$6,363

December 31, 2019
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$9	$(1)	$(1)	$507
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(2)	497
5.25% 2014 Senior Notes (30-Year), due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes, due 2027	561	—	—	(3)	558
2.75% 2017 Senior Notes, due 2021	500	11	(1)	(2)	508
2.625% 2017 Senior Notes, due 2023	500	7	(1)	(2)	504
3.25% 2017 Senior Notes, due 2028	500	—	(4)	(3)	493
3.25% 2018 Senior Notes, due 2021	300	—	—	(1)	299
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	842	—	(3)	(6)	833
Total long-term debt	$5,603	$27	$(17)	$(32)	$5,581
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
In the first nine months of 2020, the Company issued the 2020 Senior Notes (5-year), the 2020 Senior Notes (30-year) and the 2020 Senior Notes (40-year). The key terms of these debt issuances are set forth in the table above.
The Company may prepay certain amounts of its senior notes, in whole or in part, but may incur a Make-Whole Amount penalty.
In the second quarter of 2020, the Company fully repaid $300 million of the 2018 Senior Notes due 2021 along with a Make-Whole Amount of approximately $8 million. In the third quarter of 2020, the Company fully repaid $500 million of the 2017 Senior Notes due 2021 along with a Make-Whole Amount of approximately $16 million. Additionally, in the third quarter of 2020, the Company recognized into interest expense, net, $17 million of carrying value adjustments relating to the early termination of interest rate swaps designated as fair value hedges that were associated with the 2017 Senior Notes due 2021.
At September 30, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2020, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes (30-Year) due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	Total
2020 (After September 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2021	—	—	—	—	—	—	—	—	—	—	—	—	—
2022	500	—	—	—	—	—	—	—	—	—	—	—	500
2023	—	—	—	—	500	—	—	—	—	—	—	—	500
2024	—	500	—	—	—	—	—	—	—	—	—	—	500
Thereafter	—	—	600	586	—	500	400	400	879	700	300	500	4,865
Total	$500	$500	$600	$586	$500	$500	$400	$400	$879	$700	$300	$500	$6,365
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income	$2	$3	$9	$12
Expense on borrowings	(42)	(37)	(121)	(125)
UTPs and other tax related liabilities	(9)	(7)	(27)	(20)
Net periodic pension costs - interest component	(4)	(6)	(14)	(17)
Capitalized	—	1	—	1
Total	$(53)	$(46)	$(153)	$(149)
The following table shows the cash paid for interest:

	Nine Months Ended September 30,
	2020	2019
Interest paid	$119	$149

The fair value and carrying value of the Company’s debt as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$514	$535	$507	$531
4.875% 2013 Senior Notes, due 2024	498	565	497	551
5.25% 2014 Senior Notes (30-Year), due 2044	599	822	599	757
1.75% 2015 Senior Notes, due 2027	584	643	558	604
2.75% 2017 Senior Notes, due 2021	—	—	508	507
2.625% 2017 Senior Notes, due 2023	510	523	504	507
3.25% 2017 Senior Notes, due 2028	527	566	493	523
3.25% 2018 Senior Notes, due 2021	—	—	299	306
4.25% 2018 Senior Notes, due 2029	395	479	394	453
4.875% 2018 Senior Notes, due 2048	389	540	389	492
0.950% 2019 Senior Notes, due 2030	870	923	833	847
3.75% 2020 Senior Notes, due 2025	693	789	—	—
3.25% 2020 Senior Notes, due 2050	293	320	—	—
2.55% 2020 Senior Notes, due 2060	491	458	—	—
Total	$6,363	$7,163	$5,581	$6,078
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease cost	$24	$24	$72	$73
Sublease income	(1)	—	(3)	—
Variable lease cost	4	5	14	13
Total lease cost	$27	$29	$83	$86

During the third quarter of 2020, the Company recorded $11 million of ROU Asset impairment charges related to the rationalization and exit of certain real estate leases pursuant to the 2020 Restructuring Program. The impairment charges were recorded within the Restructuring caption on the consolidated statement of operations. Refer to Note 12 for further details on the Company's 2020 Restructuring Program.

The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$27	$27	$80	$80
Right-of-use assets obtained in exchange for new operating lease liabilities	$7	$12	$26	$28

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term	6.3 years	6.9 years
Weighted-average discount rate applied to operating leases	3.6%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2020:

Year Ending December 31,	Operating Leases
2020 (After September 30)	$27
2021	107
2022	96
2023	90
2024	81
After 2024	191
Total lease payments (undiscounted)	592
Less: Interest	62
Present value of lease liabilities:	$530
Lease liabilities - current	$91
Lease liabilities - noncurrent	$439

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

	Three Months Ended September 30,
	2020				2019
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$863	$532	$(39)	$1,356	$781	$496	$(37)	$1,240
Total Expense	339	414	(39)	714	340	388	(37)	691
Operating income	524	118	—	642	441	108	—	549
Add:
Restructuring	13	10	—	23	—	(1)	—	(1)
Depreciation and amortization	17	39	—	56	18	30	—	48
Loss pursuant to the divestiture of MAKS	—	—	—	—	—	2	—	2
Captive insurance company settlement	—	—	—	—	10	6	—	16
Adjusted Operating Income	$554	$167	$—	$721	$469	$145	$—	$614

	Nine Months Ended September 30,
	2020				2019
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,667	$1,529	$(115)	$4,081	$2,255	$1,448	$(107)	$3,596
Total Expenses	1,051	1,201	(115)	2,137	1,028	1,181	(107)	2,102
Operating income	1,616	328	—	1,944	1,227	267	—	1,494
Add:
Restructuring	12	8	—	20	29	29	—	58
Depreciation and amortization	52	111	—	163	53	97	—	150
Acquisition-Related Expenses	—	—	—	—	—	3	—	3
Loss pursuant to the divestiture of MAKS	—	9	—	9	—	11	—	11
Captive insurance company settlement	—	—	—	—	10	6	—	16
Adjusted Operating Income	$1,680	$456	$—	$2,136	$1,319	$413	$—	$1,732

The cumulative restructuring charges related to the 2018 Restructuring Program, as more fully discussed in Note 12, for the MIS and MA reportable segments are $62 million and $44 million, respectively.
The cumulative restructuring charges related to the 2020 Restructuring Program, as more fully discussed in Note 12, for the MIS and MA reportable segments are $13 million and $10 million, respectively.

Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$729	$660	$2,280	$1,910
Non-U.S.:
EMEA	401	362	1,137	1,057
Asia-Pacific	156	142	436	415
Americas	70	76	228	214
Total Non-U.S.	627	580	1,801	1,686
Total	$1,356	$1,240	$4,081	$3,596

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
NOTE 22. SUBSEQUENT EVENTS
On October 21, 2020, the Company completed the acquisition of Acquire Media (AM), an aggregator and distributor of curated real-time news, multimedia, data, and alerts. The purchase price for this acquisition was not material and the near-term impact to the Company's financial statements is not expected to be material.
On October 27, 2020, the Board approved the declaration of a quarterly dividend of $0.56 per share of Moody’s common stock, payable on December 14, 2020 to shareholders of record at the close of business on November 23, 2020.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 91 for a discussion of uncertainties, risks and other factors associated with these statements.
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

COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company has selectively reopened certain of its offices, Moody’s continues to require remote work for most employees globally and has operated effectively to date. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on the reopening of its offices.
The Company experienced disruption in certain sectors of its business beginning late in the first quarter of 2020 resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this quarterly report on Form 10-Q, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis will have a material impact on the results of operations and cash flows of the Company in the near term, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption and to maintain compliance with its debt covenants.
In the first nine months of 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company added $700 million in additional long-term borrowings as more fully discussed in the section entitled "Liquidity and Capital Resources" below and in Note 17 to the condensed consolidated financial statements. In addition, the Company has reduced discretionary spending, including temporarily suspending its share repurchase program beginning late in the first quarter of 2020 and spanning through the third quarter. The Company anticipates resuming its share repurchase program in the fourth quarter of 2020.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company is utilizing certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2019, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than certain updates relating to i) the critical accounting estimate disclosures relating to goodwill to update the Company's goodwill impairment assessments in 2020 and ii) to update the critical accounting estimate disclosures for the Company's accounts receivable allowances to align with the adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".
Goodwill
As of July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment).
The Company has seven primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: Content, ERS, MALS, Bureau van Dijk and Reis. The Content reporting unit offers subscription-based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily sold on a subscription basis or delivered via software that is licensed on a perpetual basis. The MALS reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. The Bureau van Dijk reporting unit primarily consists of the Bureau van Dijk business and the newly acquired RDC business, and provides business intelligence, company information products and risk and compliance intelligence. The Reis reporting unit, which consists of the Reis business, provides commercial real estate market information and analytical tools.
The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be quantitatively determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the Company will record a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions, realignments or if there are indicators of potential impairment. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.
Interim goodwill impairment assessments performed in advance of the Company's annual assessment
During the first half of 2020, the observable market capitalization of ICRA declined to a level that resulted in a significant decline in headroom (the amount by which the fair value of a reporting unit exceeds its carrying value) from amounts reported in the Company's Form 10-K for the year ended December 31, 2019. ICRA is a publicly traded company in India, and accordingly the Company is able to derive its fair value based on its observable average market capitalization (plus a control premium) over a relatively short duration of time. While the estimate of the fair value of the ICRA reporting unit resulted in no impairment of goodwill in the first half of 2020, further declines in ICRA's average market capitalization could result in impairment in future quarters.
As discussed in further detail in Note 11 to the Company's condensed consolidated financial statements, ICRA has reported that it has completed its internal examinations into anonymous allegations that were forwarded to ICRA by SEBI and certain additional allegations made during the course of that examination while an examination into a separate anonymous complaint is ongoing. ICRA reported that its Board of Directors is in the process of taking appropriate actions based on the findings of the completed examinations. As of the date of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future.

At June 30, 2020, the Company performed an interim quantitative goodwill impairment assessment on the Reis reporting unit (acquired in October 2018), which resulted in no impairment of goodwill. The Company performed this quantitative assessment in response to a decline in projected cash flows relative to Reis' acquisition case projections and included the estimated impact of the COVID-19 crisis on the business. While the fair value at June 30, 2020 of the Reis reporting unit exceeded its carrying value, further declines in its financial projections could result in impairment in future quarters.
Annual goodwill impairment assessment performed at July 31, 2020
At July 31, 2020, the Company performed a qualitative assessment for each of the reporting units. The qualitative analyses resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
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

Sensitivity Analysis and Key Assumptions for Deriving the Fair Value of a Reporting Unit
The following table identifies the amount of goodwill allocated to each reporting unit as of September 30, 2020 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (June 30, 2020 for ICRA and Reis; July 31, 2019 for all remaining reporting units).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$95	$—	$—	$—	$—
Content	371	—	—	—	—
ERS	745	—	—	—	—
MALS	123	—	—	(12)	(37)
ICRA	207	—	(2)	(44)	(85)
Bureau van Dijk	2,594	—	—	—	(266)
Reis	147	—	(22)	(48)	(74)
Totals	$4,282	$—	$(24)	$(104)	$(462)

Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units as of the date of each reporting unit’s last quantitative assessment (June 30, 2020 for Reis and ICRA; and July 31, 2019 for the remaining reporting units). As ICRA is a publicly traded company in India, the Company estimates its fair value using its observable market capitalization.
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
The sensitivity analysis on the future cash flows and WACC assumptions described below are as of each reporting unit’s last quantitative goodwill impairment assessment. The following discusses the key assumptions utilized in the discounted cash flow valuation methodology that require significant management judgment:
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
–WACC - The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC applied in each reporting unit's last quantitative test ranged from 8.5% to 9.0%. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units. For each reporting unit analyzed, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.
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
Reportable Segments
The Company is organized into two reportable segments at September 30, 2020: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 20 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
Potential Impact of COVID-19 on the Company's future operating results
–The Company is closely monitoring the impact of COVID-19 on all aspects of its business (refer to the section above entitled "COVID-19" for further detail). The operating results discussed below may not be indicative of future quarterly results of the Company due to uncertainties relating to the duration and severity of the pandemic and its potential impact on Moody's. The Company remains committed to disciplined cost management through this period of uncertainty.
–As of the date of the filing of this quarterly report on Form 10-Q, the Company believes the most significant near-term impacts to Moody's business may be:
–MIS: within the MIS segment, the most notable near-term impacts are likely to be:
–the potential for continued volatility in issuance. The Company observed significant market disruption and a widening of credit spreads late in the first quarter of 2020, followed by strong corporate bond issuance activity in the second and third quarters of 2020. Future market volatility and widening of credit spreads could have a material impact on MIS's near-term operating results;
–corporate debt issuance (both investment-grade and speculative-grade) may moderate compared to issuance levels observed in the first nine months of 2020. While issuance has been strong in the first nine months of 2020, a portion of this activity has resulted from corporate issuers bolstering their balance sheets in light of uncertainties regarding the COVID-19 pandemic;
–potential full-year 2020 declines in leveraged loan issuance could result in a decrease in availability of collateral for securitization activity, which could then result in further declines in CLO activity.
–MA: within the MA segment, the most notable near-term impacts are likely to be:
–reductions in discretionary spending by MA’s customer base and social distancing measures could result in fewer new sales opportunities being identified and an extension of sales cycles on existing opportunities, particularly related to software sales;
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

Three months ended September 30, 2020 compared with three months ended September 30, 2019
Executive Summary
–The following table provides an executive summary of key operating results for the quarter ended September 30, 2020. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2020	2019	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,356	$1,240	9%	— reflects strong growth in both segments
MIS External Revenue	$825	$746	11%	— growth driven by higher corporate debt issuance (both investment-grade and speculative-grade) as issuers took advantage of low borrowing costs for refinancing purposes and M&A activity
MA External Revenue	$531	$494	7%
— growth in know-your-customer (KYC) and compliance solutions, as well as research and data feeds;
— demand for insurance compliance products along with credit assessment and loan origination solutions in ERS; and
— inorganic growth from acquisitions.

Total operating and SG&A expenses	$635	$642	(1)%
In line with prior year with key offsetting drivers being:
— additional compensation expense resulting from hiring activity and merit increases coupled with higher incentive compensation aligned with financial and operating performance;
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; offset by
— lower travel costs and disciplined cost management in light of the COVID-19 crisis;
— lower legal accruals

Restructuring	$23	$(1)	NM	— charge in 2020 is pursuant to the Company's restructuring program revolving around the rationalization and exit of certain real estate leases in response to the COVID-19 pandemic
Operating Margin	47.3%	44.3%	300BPS	— margin expansion reflects strong revenue growth coupled with operating expenses in line with prior year
Adjusted Operating Margin	53.2%	49.5%	370BPS
ETR	22.0%	25.3%	(330BPS)	— decrease primarily due to a deferred tax benefit in 2020 resulting from a non-U.S. corporate reorganization
Diluted EPS	$2.47	$1.99	24%	— increase reflects strong operating income/Adjusted Operating Income growth as described above
Adjusted Diluted EPS	$2.69	$2.15	25%

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
United States	$729	$660	10%
Non-U.S.:
EMEA	401	362	11%
Asia-Pacific	156	142	10%
Americas	70	76	(8%)
Total Non-U.S.	627	580	8%
Total	1,356	1,240	9%
Expenses:
Operating	364	350	(4%)
SG&A	271	292	7%
Restructuring	23	(1)	NM
Depreciation and amortization	56	48	(17%)
Loss pursuant to the divestiture of MAKS	—	2	100%
Total	714	691	(3%)
Operating income	$642	$549	17%
Adjusted Operating Income (1)	$721	$614	17%
Interest expense, net	$(53)	$(46)	(15%)
Other non-operating income, net	10	10	—%
Non-operating (expense) income, net	$(43)	$(36)	(19%)

Net income attributable to Moody's	$467	$380	23%
Diluted weighted average shares outstanding	189.3	191.1	1%
Diluted EPS attributable to Moody's common shareholders	$2.47	$1.99	24%
Adjusted Diluted EPS (1)	$2.69	$2.15	25%
Operating margin	47.3%	44.3%
Adjusted Operating Margin(1)	53.2%	49.5%
Effective tax rate	22.0%	25.3%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.
The table below shows Moody’s global staffing by geographic area:

	September 30,			% Change
	2020		2019
United States	4,087		3,875	5%
Non-U.S.	7,310		9,850	(26%)
Total	11,397	(1)	13,725	(17%)
(1)The divestiture of the MAKS business resulted in a reduction of approximately 2,700 employees, most of which were in low-cost jurisdictions. Additionally, Moody’s global staffing increased by approximately 150 employees relating to acquisitions completed subsequent to September 30, 2019.

GLOBAL REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

Global revenue ⇑ $116 million	U.S. Revenue ⇑ $69 million	Non-U.S. Revenue ⇑ $47 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–The increase in both U.S. and non-U.S. revenue reflects strong growth in both reportable segments
–Foreign currency translation favorably impacted non-U.S. revenue by two percent.

Operating Expense ⇑ $14 million	SG&A Expense ⇓ $21 million
-------------------------------------

Compensation expenses increased $29 million reflecting:	Compensation expenses increased $10 million reflecting:
— hiring activity and salary increases coupled with net inorganic growth from acquisitions/divestiture activity; and	— hiring activity and salary increases coupled with net inorganic growth from acquisitions/divestiture activity; and
— higher incentive compensation accruals	— higher incentive compensation accruals.

Non-compensation expenses decreased $15 million reflecting:	Non-compensation expenses decreased $31 million reflecting:
— lower travel costs and disciplined cost management in light of the COVID-19 crisis.	— lower legal accruals, which includes a $16 million captive insurance company settlement in 2019; and
— lower travel costs and disciplined cost management in light of the COVID-19 crisis; partially offset by:
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth.

Other Expenses
The restructuring charge of $23 million primarily relates to the non-cash impairment of certain leased real estate assets (ROU Assets and leasehold improvements) pursuant to the rationalization and exit of certain real estate leases in response to the COVID-19 pandemic. This restructuring program is more fully discussed in Note 12 to the condensed consolidated financial statements.

Operating margin 47.3%, up 300 BPS	Adjusted Operating Margin 53.2%, up 370 BPS

— Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth coupled with operating expenses generally in line with the prior year

Interest Expense, net ⇑ $7 million	Other non-operating income was in line with prior year

Increase is primarily due to:	Overall, in line with the prior year
— a $16 million prepayment penalty on the early redemption of the 2017 Senior Notes due 2021
— higher interest expense reflecting an additional $700 million of long-term borrowings in 2020 (further discussion in "Liquidity and Capital Resources" below); partially offset by:
— a $17 million benefit from a fair value hedge settled in connection with the early redemption of the 2017 Senior Notes

ETR ⇓ 330 BPS
The decrease in the ETR is primarily due to a deferred tax benefit resulting from a non-U.S. corporate reorganization.

Diluted EPS ⇑ $0.48	Adjusted Diluted EPS ⇑ $0.54

Diluted EPS in the third quarter of 2020 of $2.47 increased $0.48 compared to the same period in 2019 mainly due to higher operating income.
Adjusted Diluted EPS of $2.69 in the third quarter of 2020 increased $0.54 compared to the same period in 2019, mainly due to higher Adjusted Operating Income (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS).

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Corporate finance (CFG)	$461	$392	18%
Structured finance (SFG)	88	105	(16%)
Financial institutions (FIG)	134	120	12%
Public, project and infrastructure finance (PPIF)	133	120	11%
Total ratings revenue	816	737	11%
MIS Other	9	9	—%
Total external revenue	825	746	11%
Intersegment royalty	38	35	9%
Total MIS revenue	863	781	10%
Expenses:
Operating and SG&A (external)	308	320	4%
Operating and SG&A (intersegment)	1	2	50%
Restructuring	13	—	NM
Depreciation and amortization	17	18	6%
Total expense	339	340	—%
Operating Income	$524	$441	19%
Restructuring	13	—	NM
Depreciation and amortization	17	18	6%
Captive insurance company settlement	—	10	100%
Adjusted Operating Income	$554	$469	18%

Operating margin	60.7%	56.5%
Adjusted Operating Margin	64.2%	60.1%

MOODY'S INVESTORS SERVICE REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $79 million	U.S. Revenue ⇑ $52 million	Non-U.S. Revenue ⇑ $27 million

–The increase in global MIS revenue reflected growth across all ratings LOBs excluding SFG.
–The growth in U.S. revenue mainly reflected higher CFG revenue being partially offset by declines in SFG.
–The increase in non-U.S. revenue primarily reflected growth in CFG and FIG.
–Foreign currency translation favorably impacted non-U.S. MIS revenue by two percentage points.
–Transaction revenue grew $70 million compared to the same period in the prior year.

CFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $69 million	U.S. Revenue ⇑ $52 million	Non-U.S. Revenue ⇑ $17 million
Global CFG revenue for the three months ended September 30, 2020 and 2019 was comprised as follows:

(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 18% reflected growth both in the U.S. (20%) and internationally (13%). Transaction revenue grew $65 million compared to the same period in the prior year. The most notable drivers of the CFG growth consisted of:
–growth in both high-yield and investment-grade bond issuance as credit spreads declined for much of the third quarter of 2020 which resulted in:
–opportunistic refinancing in advance of potential volatility in the fourth quarter surrounding the U.S. presidential election;
–issuance to support M&A activity.
–benefits from favorable changes in product mix and pricing increases;
partially offset by:
–a decline in rated issuance volumes in U.S. bank loans reflecting issuer and investor preference for corporate bonds, which provided more favorable borrowing rates.

SFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $17 million	U.S. Revenue ⇓ $14 million	Non-U.S. Revenue ⇓ $3 million
Global SFG revenue for the three months ended September 30, 2020 and 2019 was comprised as follows:

The decrease in SFG revenue of 16% primarily reflected declines in the U.S. (21%). Transaction revenue declined $17 million compared to the third quarter of 2019. The most notable drivers of the decline in SFG revenue were:
–a reduction in CLO securitization activity (both new formation and refinancing activity) in the U.S. reflecting:
–elevated credit spreads and macroeconomic uncertainties relating to the COVID-19 pandemic;
–a decline in available collateral (see discussion on bank loan issuance in CFG section above);
–an increasingly competitive landscape in this asset class.

FIG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $9 million
Global FIG revenue for the three months ended September 30, 2020 and 2019 was comprised as follows:
Transaction revenue increased $11 million compared to the third quarter of 2019.
The 12% increase in FIG revenue was mainly due to higher banking revenue both in the U.S. and internationally reflecting a favorable issuance mix.

PPIF REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $13 million	U.S. Revenue ⇑ $9 million	Non-U.S. Revenue ⇑ $4 million
Global PPIF revenue for the three months ended September 30, 2020 and 2019 was comprised as follows:
Transaction revenue increased $10 million compared to the third quarter of 2020.
The 11% increase in PPIF revenue primarily consisted of growth in U.S. public finance issuance volumes reflecting favorable market conditions, including refinancing by way of taxable transactions.

MIS: Operating and SG&A Expense ⇓ $12 million

The decline is primarily due to lower non-compensation costs of $37 million partially offset by growth in compensation costs of $25 million, with the most notable drivers reflecting:

Non-compensation costs	Compensation costs
— lower legal accruals in 2020, which includes a $10 million captive insurance company settlement in 2019	— higher costs reflecting hiring activity and salary increases coupled with higher incentive compensation accruals; partially offset by:
— lower travel costs and disciplined expense management in light of the COVID-19 crisis; partially offset by	— benefits from the 2018 Restructuring Program.

— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth.

Other Expenses
The restructuring charge of $13 million in the third quarter of 2020 primarily relates to the non-cash impairment of certain leased real estate assets (ROU Assets and leasehold improvements) pursuant to the rationalization and exit of certain real estate leases in response to the COVID-19 pandemic. This restructuring program is more fully discussed in Note 12 to the condensed consolidated financial statements.

MIS: Operating Margin 60.7% ⇑ 420 BPS	Adjusted Operating Margin 64.2% ⇑ 410 BPS
MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue coupled with declines in operating and SG&A expenses.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Research, data and analytics (RD&A)	$386	$317	22%
Enterprise risk solutions (ERS)	145	134	8%
Professional services (PS)	—	43	(100%)
Total external revenue	531	494	7%
Intersegment revenue	1	2	(50%)
Total MA revenue	532	496	7%
Expenses:
Operating and SG&A (external)	327	322	(2%)
Operating and SG&A (intersegment)	38	35	(9%)
Restructuring	10	(1)	NM
Depreciation and amortization	39	30	(30%)
Loss pursuant to the divestiture of MAKS	—	2	100%
Total expense	414	388	(7%)
Operating income	$118	$108	9%
Restructuring	10	(1)	NM
Depreciation and amortization	39	30	(30%)
Loss pursuant to the divestiture of MAKS	—	2	100%
Captive insurance company settlement	—	6	100%
Adjusted Operating Income	$167	$145	15%

Operating margin	22.2%	21.8%
Adjusted Operating Margin	31.4%	29.2%

MOODY'S ANALYTICS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $37 million	U.S. Revenue ⇑ $17 million	Non-U.S. Revenue ⇑ $20 million
The 7% increase in global MA revenue reflects strong growth in RD&A and ERS, which includes revenue from the acquisitions of RDC, RiskFirst and ABS Suite. These increases were partially offset by a decline in revenue resulting from the divestiture of the MAKS business in the fourth quarter of 2019.
–Organic revenue growth (1) was 9%.
–Foreign currency translation favorably impacted MA revenue by two percent.
–The increase in U.S. and non U.S. revenue reflected growth in both RD&A and ERS.
–The growth in non-U.S. revenue was partially offset by the negative impact of the divestiture of the MAKS business in the fourth quarter of 2019.
–Foreign currency translation favorably impacted non-U.S. MA revenue by three percent.
–The increase in relationship revenue as a percentage of total revenue from 84% in the third quarter of 2019 to 90% in the same period of 2020 reflects the divestiture of the transaction revenue-based MAKS business in 2019.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
RD&A REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $69 million	U.S. Revenue ⇑ $28 million	Non-U.S. Revenue ⇑ $41 million
Global RD&A revenue grew 22% compared to the third quarter of 2019 with the most notable drivers of the change reflecting:
–inorganic revenue growth from the acquisitions of RDC and ABS Suite;
–strong renewals and new sales of credit research and data feeds in the trailing twelve month period; and
–strong demand for solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance over the trailing twelve month period.
Foreign currency translation favorably impacted RD&A revenue by two percent.
Organic revenue growth for RD&A was 12%.

ERS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $11 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇑ $4 million
Global ERS revenue increased 8% compared to the third quarter of 2019 with the most notable drivers of the growth reflecting:
–continued strong demand for credit assessment and loan origination solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–inorganic revenue growth from the acquisition of RiskFirst.
Organic revenue growth for ERS was 7%.

MA: Operating and SG&A Expense ⇑ $5 million
The increase in operating and SG&A expenses compared to the third quarter of 2019 reflected growth in compensation costs of $15 million partially offset by a decrease in non-compensation costs of $10 million. The most notable drivers of these changes were:

Compensation costs	Non-compensation costs
— higher costs reflecting hiring activity, salary increases and inorganic expense growth from acquisitions;	— lower travel costs and disciplined expense management in light of the COVID-19 crisis;
— higher incentive compensation accruals aligned with business performance; partially offset by,	— a $6 million captive insurance company settlement in the prior year; partially offset by,
— lower expenses resulting from the divestiture of MAKS in the fourth quarter of 2019 and benefits from the 2018 Restructuring Program	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth

Other Expenses
The restructuring charge of $10 million in the third quarter of 2020 primarily relates to the non-cash impairment of certain leased real estate assets (ROU Assets and leasehold improvements) pursuant to the rationalization and exit of certain real estate leases in response to the COVID-19 pandemic. This restructuring program is more fully discussed in Note 12 to the condensed consolidated financial statements.

MA: Operating Margin 22.2% ⇑ 40 BPS	Adjusted Operating Margin 31.4% ⇑ 220 BPS
MA operating margin expansion was suppressed by the aforementioned restructuring charge in the third quarter of 2020. The operating margin and Adjusted Operating Margin expansion for MA both reflect revenue growth outpacing expense growth.

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019
Executive Summary

–The following table provides an executive summary of key operating results for the nine months ended September 30, 2020. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2020	2019	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$4,081	$3,596	13%	— reflects strong growth in both segments
MIS External Revenue	$2,557	$2,155	19%
— higher corporate debt rated issuance volumes (both investment-grade and speculative-grade) as corporate issuers bolstered liquidity positions in response to COVID-19 uncertainties and issued opportunistically for refinancing and M&A needs; partially offset by
— declines in U.S. bank loan revenue and declines across key asset classes in SFG

MA External Revenue	$1,524	$1,441	6%	— strong renewals and new sales of credit research and data feeds, as well as demand for know-your-customer (KYC) and compliance solutions; and
				— strong demand for credit assessment and loan origination solutions along with insurance compliance products in ERS;
				— inorganic growth from acquisitions
Total operating and SG&A expenses	$1,945	$1,880	(3%)	— higher costs to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;
				— additional compensation expense resulting from hiring activity and merit increases;
				— higher estimates for bad debt reserves resulting from the COVID-19 crisis; partially offset by
				— lower travel costs and disciplined expense management in light of the COVID-19 crisis coupled with benefits from the 2018 Restructuring Program
Restructuring	$20	$58	66%	— charges pursuant to the Company's 2020 Restructuring Program and 2018 Restructuring Program, more fully discussed in Note 12 to the condensed consolidated financial statements
Operating Margin	47.6%	41.5%	610 BPS	— margin expansion reflects strong revenue growth partially offset by modest increases in operating expenses
Adjusted Operating Margin	52.3%	48.2%	410 BPS
ETR	20.0%	21.4%	(140BPS)	— decrease primarily due to a deferred tax benefit in 2020 resulting from a non-U.S. corporate reorganization
Diluted EPS	$7.73	$5.54	40%	— growth reflects higher operating income/Adjusted Operating Income
Adjusted Diluted EPS	$8.24	$6.29	31%

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
United States	$2,280	$1,910	19%
Non-U.S.:
EMEA	1,137	1,057	8%
Asia-Pacific	436	415	5%
Americas	228	214	7%
Total Non-U.S.	1,801	1,686	7%
Total	4,081	3,596	13%
Expenses:
Operating	1,066	1,032	(3%)
SG&A	879	848	(4%)
Restructuring	20	58	66%
Depreciation and amortization	163	150	(9%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	11	18%
Total	2,137	2,102	(2%)
Operating income	1,944	1,494	30%
Adjusted Operating Income (1)	2,136	1,732	23%
Interest expense, net	(153)	(149)	(3%)
Other non-operating income, net	38	12	217%
Non-operating (expense) income, net	(115)	(137)	16%

Net income attributable to Moody’s	$1,464	$1,062	38%
Diluted weighted average shares outstanding	189.3	191.8	1%
Diluted EPS attributable to Moody’s common shareholders	$7.73	$5.54	40%
Adjusted Diluted EPS (1)	$8.24	$6.29	31%
Operating margin	47.6%	41.5%
Adjusted Operating Margin (1)	52.3%	48.2%
Effective tax rate	20.0%	21.4%
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

Global revenue ⇑ $485 million	U.S. Revenue ⇑ $370 million	Non-U.S. Revenue ⇑ $115 million
The increase in global revenue reflected growth in both reportable segments in both the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Operating Expense ⇑ $34 million	SG&A Expense ⇑ $31 million
-------------------------------------

Compensation expenses increased $31 million and reflected:	Compensation expenses increased $17 million reflecting:
— hiring activity and salary increases coupled with higher incentive compensation accruals, partially offset by benefits from the 2018 Restructuring Program.	— hiring activity and salary increases partially offset by benefits from the 2018 Restructuring Program.

Non-compensation expenses increased $3 million reflecting:	Non-compensation expenses increased $14 million reflecting:
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
— lower travel costs and disciplined expense management in light of the COVID-19 crisis;
— a $16 million captive insurance company settlement in 2019.

Other Expenses
The restructuring charge of $20 million in 2020 primarily relates to the non-cash impairment of certain leased real estate assets (ROU Assets and leasehold improvements) pursuant to the rationalization and exit of certain real estate leases in response to the COVID-19 pandemic. The $58 million restructuring charge in 2019 relates to actions pursuant to the Company’s 2018 Restructuring Program. Both of these programs are more fully discussed in Note 12 to the condensed consolidated financial statements.
The loss pursuant to the divestiture of MAKS in both years relates to the Company's strategic divestiture of this business.

Operating margin 47.6%, up 610 BPS	Adjusted Operating Margin 52.3%, up 410 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth partially offset by modest growth in expenses.

Interest Expense, net ⇑ $4 million	Other non-operating income ⇑ $26 million

Primarily reflects:	The increase is primarily due to:
— a combined $24 million prepayment penalty in the first nine months of 2020 on the early redemption of the 2018 Senior Notes and 2017 Senior Notes; partially offset by	— FX gains of $7 million in the first nine months of 2020 compared to $15 million in FX losses in the same period of the prior year.
— a $17 million benefit from a fair value hedge settled in connection with the early redemption of the 2017 Senior Notes

ETR ⇓ 140 BPS
The decrease in the ETR is primarily due to a deferred tax benefit resulting from a non-U.S. corporate reorganization.

Diluted EPS ⇑ $2.19	Adjusted Diluted EPS ⇑ $1.95

Diluted EPS in the first nine months of 2020 of $7.73 increased $2.19 compared to the same period in 2019, with both periods including the aforementioned restructuring charges. The growth in EPS is mainly due to the aforementioned growth in operating income.

Adjusted Diluted EPS of $8.24 in 2020 increased $1.95 compared to the first nine months of 2019 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). The growth in Adjusted Diluted EPS is primarily due to the aforementioned growth in Adjusted Operating Income.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Corporate finance (CFG)	$1,486	$1,135	31%
Structured finance (SFG)	265	318	(17%)
Financial institutions (FIG)	401	361	11%
Public, project and infrastructure finance (PPIF)	375	321	17%
Total ratings revenue	2,527	2,135	18%
MIS Other	30	20	50%
Total external revenue	2,557	2,155	19%
Intersegment royalty	110	100	10%
Total	2,667	2,255	18%
Expenses:
Operating and SG&A (external)	982	939	(5%)
Operating and SG&A (intersegment)	5	7	29%
Restructuring	12	29	59%
Depreciation and amortization	52	53	2%
Total expense	1,051	1,028	(2%)
Operating income	$1,616	$1,227	32%
Restructuring	12	29	59%
Depreciation and amortization	52	53	2%
Captive insurance company settlement	—	10	100%
Adjusted Operating Income	$1,680	$1,319	27%
Operating margin	60.6%	54.4%
Adjusted Operating Margin	63.0%	58.5%

MOODY'S INVESTORS SERVICE REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $402 million	U.S. Revenue ⇑ $324 million	Non-U.S. Revenue ⇑ $78 million
–The increase in global MIS revenue (and in both U.S. and non-U.S. revenue) reflected growth across all LOBs excluding SFG.

CFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $351 million	U.S. Revenue ⇑ $294 million	Non-U.S. Revenue ⇑ $57 million
Global CFG revenue for the nine months ended September 30, 2020 and 2019 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 31% reflected growth both in the U.S. (40%) and internationally (15%) which resulted in a $334 million increase in transaction revenue. The most notable drivers of the CFG revenue growth were:
–strong growth in investment-grade rated issuance volumes reflecting:
–corporate issuers bolstering their liquidity positions in light of uncertainties regarding the duration and severity of the COVID-19 crisis;
–opportunistic issuance for both refinancing and M&A activity in light of current favorable market conditions.
–strong growth in speculative-grade rated issuance volumes despite severe market disruption in this sector in March relating to the COVID-19 crisis. In the second and third quarters of 2020, high-yield market sentiment improved and credit spreads tightened resulting in strong growth in rated issuance volumes; and
–benefits from favorable changes in product mix and pricing increases;
partially offset by:
–a decline in U.S. bank loan revenue primarily reflecting rising defaults on leveraged loans and issuer/investor preference for fixed-rate bonds.

SFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $53 million	U.S. Revenue ⇓ $42 million	Non-U.S. Revenue ⇓ $11 million
Global SFG revenue for the nine months ended September 30, 2020 and 2019 was comprised as follows:
The decrease in SFG revenue of 17% reflected declines both in the U.S. (21%) and internationally (10%). Transaction revenue declined $58 million. The most notable factors contributing to the decline in SFG revenue were:
–reduced activity in the CLO asset class resulting from:
–challenges in the leveraged loan market (refer to CFG discussion above);
–widening credit spreads in response to uncertainties relating to the COVID-19 crisis; and
–an increasingly competitive landscape.

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

FIG: Global revenue ⇑ $40 million	U.S. Revenue ⇑ $37 million	Non-U.S. Revenue ⇑ $3 million
Global FIG revenue for the nine months ended September 30, 2020 and 2019 was comprised as follows:
Transaction revenue grew by $38 million compared to the same period in the prior year.

The 11% increase in FIG revenue was mainly due to:
–growth in U.S. banking and insurance rated issuance volumes as large financial institutions and insurers fortified their balance sheets in light of uncertainties relating to the COVID-19 crisis and favorable market conditions;
–issuance in advance of anticipated volatility around the U.S. presidential election in the fourth quarter of 2020; and
–benefits from favorable changes in product mix and pricing increases.

PPIF REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $54 million	U.S. Revenue ⇑ $35 million	Non-U.S. Revenue ⇑ $19 million
Global PPIF revenue for the nine months ended September 30, 2020 and 2019 was comprised as follows:
Transaction revenue increased $49 million compared to the same period in the prior year.
The 17% increase in PPIF revenue resulted primarily from:
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

MIS: Operating and SG&A Expense ⇑ $43 million

The growth reflects a $36 million and $7 million increase in compensation and non-compensation expenses, respectively. The most notable drivers of these increases are as follows:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— annual salary increases and hiring; partially offset by:	— approximately $15 million in higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;
— benefits from the 2018 Restructuring Program	— higher estimates for bad debt reserves of $12 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; partially offset by:
— lower travel costs of $11 million and disciplined expense management in light of the COVID-19 crisis; and
— a $10 million charge in the prior year for a captive insurance company settlement

Other Expenses
The restructuring charges in both years relate to the Company's 2020 Restructuring Program and 2018 Restructuring Program as more fully discussed in Note 12 to the condensed consolidated financial statements.

MIS: Operating Margin of 60.6% ⇑ 620 BPS	Adjusted Operating Margin of 63.0% ⇑ 450 BPS

MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth outpacing expense growth.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Research, data and analytics (RD&A) (1)	$1,110	$940	18%
Enterprise risk solutions (ERS)	414	373	11%
Professional services (PS) (1)	—	128	(100%)
Total external revenue	1,524	1,441	6%
Intersegment revenue	5	7	(29%)
Total MA Revenue	1,529	1,448	6%
Expenses:
Operating and SG&A (external)	963	941	(2%)
Operating and SG&A (intersegment)	110	100	(10%)
Restructuring	8	29	72%
Depreciation and amortization	111	97	(14%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	11	18%
Total expense	1,201	1,181	(2%)
Operating income	$328	$267	23%
Restructuring	8	29	72%
Depreciation and amortization	111	97	(14%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	11	18
Captive insurance company settlement	—	6	100
Adjusted Operating Income	$456	$413	10%
Operating margin	21.5%	18.4%
Adjusted Operating Margin	29.8%	28.5%

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

MA: Global revenue ⇑ $83 million	U.S. Revenue ⇑ $46 million	Non-U.S. Revenue ⇑ $37 million
The 6% increase in global MA revenue reflects strong growth in RD&A and ERS partially offset by a decline in revenue resulting from the divestiture of the MAKS business in the fourth quarter of 2019.
–Organic revenue growth was 8%.
–The increase in U.S. revenue reflected growth in both RD&A and ERS.
–The increase in non-U.S. revenue reflected growth in RD&A and ERS, partially offset by a decline in revenue resulting from the divestiture of MAKS in the fourth quarter of 2019.
–The increase in relationship revenue as a percentage of total revenue from 85% in the first nine months of 2019 to 91% in the same period of 2020 reflects the divestiture of the transaction revenue-based MAKS business in 2019.
RD&A REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $170 million	U.S. Revenue ⇑ $80 million	Non-U.S. Revenue ⇑ $90 million
Global RD&A revenue grew 18% compared to the first nine months of 2019 with the most notable drivers of the increase reflecting:
–strong renewals and new sales of credit research and data feeds;
–inorganic revenue growth from the acquisitions of RDC and ABS Suite; and
–strong demand for solutions that address customer identity requirements, such as know-your-customer, anti-money laundering, anti-bribery and sanctions compliance.
Organic revenue growth for RD&A was 9%.

ERS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $41 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇑ $21 million
Global ERS revenue increased 11% compared to the first nine months of 2019 with the most notable drivers of the growth reflecting:
–continued strong demand for credit assessment and loan origination solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–inorganic revenue growth from the acquisition of RiskFirst.
Organic revenue growth for ERS was 8%.

MA: Operating and SG&A Expense ⇑ $22 million

The increase in operating and SG&A expenses compared to the first nine months of 2019 is primarily due to growth in both compensation non-compensation costs of $13 million and $9 million, respectively, reflecting:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— annual salary increases and hiring;	— approximately $44 million in higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;
— higher incentive compensation accruals aligned with performance; partially offset by:	— higher estimates for bad debt reserves of $8 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; partially offset by:
— benefits from the 2018 Restructuring Program	— lower travel costs of $26 million coupled with disciplined expense management across other expense categories in light of the COVID-19 crisis; and
— a $6 million charge in the prior year for a captive insurance company settlement

Other Expenses
The restructuring charges in both years relate to the Company's 2020 Restructuring Program and 2018 Restructuring Program as more fully discussed in Note 12 to the condensed consolidated financial statements.
The $9 million and $11 million losses pursuant to the divestiture of MAKS in both 2020 and 2019 relate to the Company's strategic divestiture of this business.

MA: Operating Margin 21.5% ⇑ 310BPS	Adjusted Operating Margin 29.8% ⇑ 130BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect RD&A and ERS revenue growth partially offset by modest expense growth. Operating margin expansion also benefitted from a lower restructuring charge in the first nine months of 2020 compared to the same period in the prior year. Both the operating margin and Adjusted Operating Margin were suppressed by higher bad debt reserves in the first nine months of 2020.
Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2020	2019
Net cash provided by operating activities	$1,488	$1,196	$292
Net cash used in investing activities	$(853)	$(150)	$(703)
Net cash provided by (used in) financing activities	$3	$(1,517)	$1,520
Free Cash Flow (1)	$1,405	$1,135	$270
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities in the nine months ended September 30, 2020 increased $292 million compared to same period in 2019 with the most significant drivers reflecting:
–an increase in net income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion);
partially offset by:
–a $99 million contribution to the Company's funded pension plan in the first quarter of 2020; and
–a $68 million payment made in conjunction with the settlement of treasury lock interest rate forward contracts as more fully described in Note 10 to the condensed consolidated financial statements.
Net cash used in investing activities
The $703 million increase in cash used in investing activities in the nine months ended September 30, 2020 compared to the same period in 2019 primarily reflects:
–an increase in cash paid for acquisitions of $578 million (refer to Note 9 to the condensed consolidated financial statements for further discussion on the Company's M&A activity);
– $101 million in higher net purchases of investments in the first nine months of 2020 compared to the same period in the prior year.
Net cash provided by (used in) financing activities
The $1,520 million increase in cash flows provided by financing activities in the nine months ended September 30, 2020 compared to the same period in the prior year was primarily attributed to:
–the net issuance of $691 million in long-term debt during the first nine months of 2020 compared to repayment of long-term debt of $450 million in the same period of the prior year; and
–lower cash paid for treasury share repurchases of $475 million compared to the first nine months of 2019.
Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.6 billion at September 30, 2020 consisted of approximately $1.5 billion located outside of the U.S. Approximately 10% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Dividends and share repurchases
On October 27, 2020, the Board of Directors of the Company declared a quarterly dividend of $0.56 per share of Moody’s common stock, payable December 14, 2020 to shareholders of record at the close of business on November 23, 2020. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
In October 2018, the Board authorized a $1.0 billion share repurchase program, which at September 30, 2020 had a remaining authority of approximately $81 million. Additionally, in December 2019, the Board authorized an additional $1.0 billion share repurchase program, which may commence following the completion of the existing program.
Beginning late in the first quarter of 2020 and through the third quarter of 2020, the Company suspended its share repurchase activity to preserve liquidity in light of uncertainties regarding the severity and duration of the COVID-19 crisis. The Company anticipates resuming its share repurchase program in the fourth quarter of 2020.
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
During the first nine months of 2020, in response to uncertainties relating to the severity and duration of the COVID-19 crisis, the Company increased its long-term debt position by $700 million via public offerings to bolster liquidity. The key terms of these transactions are presented in Note 17 to the condensed consolidated financial statements.
At September 30, 2020, Moody’s had $6.4 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At September 30, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At September 30, 2020, there were no such cross defaults.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2020 is as follows:
For additional information on the Company's outstanding debt, refer to Note 17 to the condensed consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements
At September 30, 2020, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of September 30, 2020:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$9,127	$197	$1,382	$1,497	$6,051
Operating lease obligations	592	27	203	171	191
Purchase obligations	208	91	106	11	—
Pension obligations (2)	151	2	45	28	76
Total (3)	$10,078	$317	$1,736	$1,707	$6,318
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 17 to the condensed consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 16 to the condensed consolidated financial statements.
(3)The table above does not include the Company's long-term tax liabilities of $471 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $33 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $51 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) restructuring; ii) depreciation and amortization; iii) Acquisition-Related Expenses; iv) loss pursuant to the divestiture of MAKS; and v) a captive insurance company settlement. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in the prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement relates to the resolution of a matter that is not expected to recur in the future at this magnitude.

Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income	$642	$549	$1,944	$1,494
Adjustments:
Restructuring	23	(1)	20	58
Depreciation and amortization	56	48	163	150
Acquisition-Related Expenses	—	—	—	3
Loss pursuant to the divestiture of MAKS	—	2	9	11
Captive insurance company settlement	—	16	—	16
Adjusted Operating Income	$721	$614	$2,136	$1,732
Operating margin	47.3%	44.3%	47.6%	41.5%
Adjusted Operating Margin	53.2%	49.5%	52.3%	48.2%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) Acquisition-Related Expenses; ii) amortization of acquired intangible assets; iii) restructuring charges/adjustments; iv) loss and a tax charge pursuant to the divestiture of MAKS; and v) a captive insurance company settlement.
Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss and tax charge pursuant to the divestiture of MAKS are excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement relates to the resolution of a matter that is not expected to recur in the future at this magnitude.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2020		2019		2020		2019
Net income attributable to Moody's common shareholders		$467		$380		$1,464		$1,062
Pre-Tax Acquisition-Related Expenses	$—		$—		$—		$3
Tax on Acquisition-Related Expenses	—		—		—		—
Net Acquisition-Related Expenses		—		—		—		3
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$31		$24		$90		$77
Tax on Acquisition-Related Intangible Amortization Expenses	(7)		(6)		(20)		(18)
Net Acquisition-Related Intangible Amortization Expenses		24		18		70		59
Pre-Tax Restructuring	$23		$(1)		$20		$58
Tax on Restructuring	(5)		—		(4)		(14)
Net Restructuring		18		(1)		16		44
Pre-Tax captive insurance company settlement	$—		$16		$—		$16
Tax on captive insurance company settlement	—		(4)		—		(4)
Net captive insurance company settlement		—		12		—		12
Tax charge pursuant to the divestiture of MAKS		—		—		—		15
Loss pursuant to the divestiture of MAKS		—		2		9		11
Adjusted Net Income		$509		$411		$1,559		$1,206

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Diluted earnings per share attributable to Moody's common shareholders		$2.47		$1.99		$7.73		$5.54
Pre-Tax Acquisition-Related Expenses	$—		$—		$—		$0.02
Tax on Acquisition-Related Expenses	—		—		—		(0.01)
Net Acquisition-Related Expenses		—		—		—		0.01
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.16		$0.13		$0.47		$0.40
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		(0.04)		(0.09)		(0.09)
Net Acquisition-Related Intangible Amortization Expenses		0.12		0.09		0.38		0.31
Pre-Tax Restructuring	$0.12		$(0.01)		$0.10		$0.30
Tax on Restructuring	(0.02)		0.01		(0.02)		(0.07)
Net Restructuring		0.10		—		0.08		0.23
Pre-Tax captive insurance company settlement	$—		$0.08		$—		$0.08
Tax on captive insurance company settlement	—		(0.02)		—		(0.02)
Net captive insurance company settlement		—		0.06		—		0.06
Tax charge pursuant to the divestiture of MAKS		—		—		—		0.08
Loss pursuant to the divestiture of MAKS		—		0.01		0.05		0.06
Adjusted Diluted EPS		$2.69		$2.15		$8.24		$6.29
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

	Nine Months Ended September 30,
	2020	2019
Net cash flows provided by operating activities	$1,488	$1,196
Capital additions	(83)	(61)
Free Cash Flow	$1,405	$1,135
Net cash flows used in investing activities	$(853)	$(150)
Net cash flows provided by (used in) financing activities	$3	$(1,517)

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

Period excluded to determine organic revenue growth
Acquisition	Acquisition Date	Three Months Ended September 30	Nine Months Ended September 30
RiskFirst	July 25, 2019	July 1, 2020 - July 24, 2020	January 1, 2020 - July 24, 2020
ABS Suite	October 1, 2019	July 1, 2020 - September 30, 2020	January 1, 2020 - September 30, 2020
Regulatory DataCorp	February 13, 2020	July 1, 2020 - September 30, 2020	February 13, 2020 - September 30, 2020

Divestiture	Divestiture Date
MAKS	November 7, 2019	July 1, 2019 - September 30, 2019	January 1, 2019 - September 30, 2019

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

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2020	2019	Change	Growth	2020	2019	Change	Growth
MA revenue	$531	$494	$37	7%	$1,524	$1,441	$83	6%
RiskFirst	(2)	—	(2)		(12)	—	(12)
ABS Suite	(3)	—	(3)		(6)	—	(6)
Regulatory DataCorp	(16)	—	(16)		(37)	—	(37)
MAKS	—	(28)	28		—	(83)	83
Organic MA revenue	$510	$466	$44	9%	$1,469	$1,358	$111	8%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2020	2019	Change	Growth	2020	2019	Change	Growth
RD&A revenue	$386	$317	$69	22%	$1,110	$940	$170	18%
ABS Suite	(3)	—	(3)		(6)	—	(6)
Regulatory DataCorp	(16)	—	(16)		(37)	—	(37)
MALS	(13)	—	(13)		(40)	—	(40)
Organic RD&A revenue	$354	$317	$37	12%	$1,027	$940	$87	9%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2020	2019	Change	Growth	2020	2019	Change	Growth
ERS revenue	$145	$134	$11	8%	$414	$373	$41	11%
RiskFirst	(2)	—	(2)		(12)	—	(12)
Organic ERS revenue	$143	$134	$9	7%	$402	$373	$29	8%

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
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for the registered CRA industry throughout the EU. MIS’ EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. Applicable rules include procedural requirements with respect to use of credit ratings, independence and avoidance of conflicts of interest, conflicts of interest concerning investments in CRAs, methodologies, models and key rating assumptions, CRA rotation and use of multiple CRAs, outsourcing, disclosures, credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the regulation and, annually, sets out its work program for the forthcoming year. ESMA’s 2021 work program includes, amongst others, monitoring, identifying and assessing new risks such as those emanating from COVID-19 and Environmental, Social and Governance (ESG) products, assessing the drivers behind changes to credit rating methodologies, engaging with CRAs on IT and information security controls and ensuring that credit ratings are accessible and usable by investors.
In 2016, the European Commission published a report concluding that no new EU legislation was necessary at that time, but that it would continue to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. In April 2020, the Commission published a consultation on a Sustainable Finance strategy for the EU. The new strategy is expected to be published in the first quarter of 2021 and could include proposals on the integration of Environmental, Social, and Governance criteria in the credit rating process. The Commission is also expected to publish a report in 2021 on CRAs and the integration of sustainability factors into their credit ratings and on Sustainability Research and Ratings.
Separately, on June 23, 2016, the U.K. voted to exit the E.U. and on January 31, 2020 formally left the E.U. There is now a transition period of 11 months until December 31, 2020 when most EU law will remain applicable in the U.K.. The longer-term impact of the decision to leave the E.U. on the overall regulatory framework for the U.K. will depend, in part, on the relationship that the U.K. negotiates with the E.U. During the transition period, the E.U. CRA regulatory framework will remain in place in the U.K. and firms must continue to abide by their existing obligations with ESMA as the regulator of EU-registered CRAs. It is expected that from the start of 2021, relevant legislation for CRAs under the supervision of the Financial Conduct Authority will come into force in the U.K.
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

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 50 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to, the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP growth in the U.S. and worldwide, and on the Company’s own operations and personnel. Many other factors could cause actual results to differ from Moody’s outlook, including credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to Brexit and uncertainty as companies transition away from LIBOR; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations, including provisions in the Dodd-Frank Act and regulations resulting from that Act; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to Moody's Investors Service's rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which the Company may be subject from time to time; provisions in the Dodd-Frank Act legislation modifying the pleading standards, and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2019, its quarterly report on Form 10-Q for the quarter ended March 31, 2020, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion outlines changes in Moody’s derivative instrument portfolio subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2019:
Interest rate swaps designated as fair value hedges:
In the first quarter of 2020, the Company entered into interest rate swaps with a notional amount of $500 million to convert the fixed rate of interest on the 3.25% 2017 Senior Notes due 2028 to a floating interest rate based on the 3-month USD LIBOR. The hedges will be settled in 2026. A hypothetical change of 100 BPS in the USD LIBOR-based swap rate would result in an approximate $28 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
In the third quarter of 2020, the Company entered into interest rate swaps with a notional amount of $300 million to convert the fixed rate of interest on the 3.75% 2020 Senior Notes due 2025 to a floating interest rate based on the 6-month USD LIBOR. The hedges will mature in 2025. A hypothetical change of 100 BPS in the USD LIBOR-based swap rate would result in an approximate $13 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
Cross-currency swaps designated as net investment hedges:
In the first quarter of 2020, the Company entered into cross-currency swaps to exchange an aggregate amount of €450 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $500 million with corresponding interest based on the floating 3-month USD LIBOR. These swaps were designated as net investment hedges under ASC Topic 815. The purpose of these cross-currency swaps is to mitigate FX exposure related to a portion of the Company’s euro net investments in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $53 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Foreign exchange forwards designated as net investment hedges:
In the third quarter of 2020, the Company entered into a foreign exchange forward contract to exchange €247 million for $292 million. The purpose of this foreign exchange forward is to mitigate FX exposure related to a portion of the Company's euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $29 million unfavorable impact to the fair value of the forward contract recognized in OCI, which would be offset by favorable currency translation gains on the Company's euro net investment in foreign subsidiaries.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2020. Although a significant portion of the Company’s workforce began working remotely in mid-March 2020 due to the COVID-19 pandemic, Moody’s has not experienced any material impact to its internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended September 30, 2020

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	789	$—	$—	$1,081	million
August 1- 31	493	$—	$—	$1,081	million
September 1- 30	174	$—	$—	$1,081	million
Total	1,456	$—	$—
(1)Includes surrender to the Company of 789, 493 and 174 shares of common stock in July, August and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On October 22, 2018, the Board authorized a $1 billion share repurchase program, which at September 30, 2020 had approximately $81 million of remaining authority. On December 16, 2019, the Board approved an additional $1 billion for the share repurchase program, which may commence following the completion of the existing program. There is no established expiration date for the remaining authorization.
During the third quarter of 2020, Moody’s issued a net 0.1 million shares under employee stock-based compensation plans.
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

Date: October 30, 2020