Form 10-K
period 2020-12-31
MOODYS CORP /DE/
filed 2021-02-22
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2020 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $51 billion.
As of January 31, 2021, 187.1 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 20, 2021, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
MOODY'S 2020 10-K 1

MOODY’S CORPORATION
2     MOODY'S 2020 10-K

MOODY'S 2020 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

ABS Suite	Business acquired by the Company in October 2019 which includes a software platform used by issuers and trustees for administration of asset-backed and mortgage-backed securities programs

Acquire Media (AM)	An aggregator and distributor of curated real-time news, multimedia, data, and alerts; acquired by the Company on October 21, 2020

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred over a multi-year period to complete and integrate the acquisition of Bureau van Dijk

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AML	Anti-money laundering

AOCI	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity (deficit)

API	Application Programming Interface

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Board	The board of directors of the Company

BPS	Basis points

Brexit	The withdrawal of the United Kingdom from the European Union

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V.; a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk; part of the RD&A LOB and a reporting unit within the MA reportable segment

Catylist	A provider of commercial real estate (CRE) solutions for brokers; acquired by the Company on December 30, 2020

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI.

4     MOODY'S 2020 10-K

TERM	DEFINITION

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; an asset class within SFG

COLI	Corporate-Owned Life Insurance

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Content	A reporting unit within the MA segment that offers subscription based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2018 Facility.

CRAs	Credit rating agencies

DBPPs	Defined benefit pension plans

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; an LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ESPP	Employee stock purchase plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

MOODY'S 2020 10-K     5

TERM	DEFINITION

FIG	Financial institutions group; an LOB of MIS

Four Twenty Seven	A provider of data, intelligence, and analysis related to physical climate risks; acquired by the Company in July 2019

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

GDPR	European Union’s General Data Protection Regulation

ICRA	ICRA Limited; a provider of credit ratings and research in India.

INR	Indian Rupee

IRS	Internal Revenue Service

IT	Information technology

KIS	Korea Investors Service, Inc.; a Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

KYC	Know-your-customer

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics—a reportable segment of MCO; a global provider of data and analytic solutions which help companies make better and faster decisions; consists of two LOBs—RD&A and ERS

Make Whole Amount	The prepayment penalty amount relating to certain Senior Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provides offshore research and analytic services to the global financial and corporate sectors; formerly part of the PS LOB within the MA reportable segment; this business was divested in November 2019

MALS	Moody’s Analytics Learning Solutions; a reporting unit within the MA segment that includes on-line and classroom-based training services as well as credentialing and certification services

MCO	Moody’s; Moody’s Corporation and its subsidiaries; the Company

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MESG	Moody's ESG Solutions Group

MIS	Moody’s Investors Service—a reportable segment of MCO; consists of five LOBs—SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research revenue as well as revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

6     MOODY'S 2020 10-K

TERM	DEFINITION

MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MIS and MA.

NAV	Net asset value

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

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

RD&A	Research, Data and Analytics; an LOB within MA that offers: subscription based research, data and analytical products, including credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; and on-line and classroom-based training services as well as credentialing and certification services

Redeemable Non-controlling Interest	Represents minority shareholders' interest in entities which are controlled but not wholly-owned by Moody's and for which Moody's obligation to redeem the minority shareholders' interest is represented by a put/call relationship

MOODY'S 2020 10-K     7

TERM	DEFINITION

Reform Act	Credit Rating Agency Reform Act of 2006

Regulatory Data Corporation (RDC)	A provider of anti-money laundering (AML) and know-your-customer (KYC) data and due diligence services; the Company acquired RDC in February 2020

REIT	Real Estate Investment Trust

Reis, Inc. (Reis)	A provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018; part of the RD&A LOB and a reporting unit within the MA reportable segment.

Relationship Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

Revenue Accounting Standard
Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This new accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

RiskFirst	A company providing risk analytic solutions for the asset management and pension fund communities; acquired by the Company in July 2019

RMBS	Residential mortgage-backed securities; an asset class within SFG

ROU Asset	Assets recorded pursuant to the New Lease Accounting Standard which represent the Company’s right to use an underlying asset for the term of a lease

SaaS	Software-as-a-Service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

Vigeo Eiris (VE)	A provider of Environmental, Social and Governance (ESG) research, data and assessments; acquired by the Company in April 2019

WACC	Weighted Average Cost of Capital

8     MOODY'S 2020 10-K

TERM	DEFINITION

ZM Financial Systems (ZMFS)	A provider of risk and financial management software for the U.S. banking sector; acquired by the Company in December 2020

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

2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment.

2020 Real Estate Rationalization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on July 29, 2020, primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases.

2012 Senior Notes	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022

2013 Senior Notes	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024

2014 Senior Notes	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Senior Notes	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.25% senior unsecured notes due January 15, 2028

2017 Senior Notes Due 2021	Principal amount of $500 million, 2.75% senior unsecured notes originally due in December 2021, but early repaid by the Company in 2020.

2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program

2018 Senior Notes	Principal amount of $300 million, 3.25% senior unsecured notes originally due in June 2021, but early repaid by the Company in 2020.

2018 Senior Notes Due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

2018 Senior Notes Due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

2019 Senior Notes	Principal amount of €750 million, 0.950% senior unsecured notes due in February 25, 2030

2020 Senior Notes Due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025

2020 Senior Notes Due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050

2020 Senior Notes Due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

MOODY'S 2020 10-K     9

PART I

ITEM 1. BUSINESS
BACKGROUND
As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.
THE COMPANY
Company Overview
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports in two segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses and operating income, are included in Part II, Item 8. Financial Statements of this annual report and are herein incorporated by reference.

	Independent provider of credit rating opinions and related information for over 100 years		A global integrated risk assessment firm that empowers organizations to make better decisions		Global provider of data and analytic solutions which help companies make better and faster decisions.
59.7%	2020 Adjusted Operating Margin	Total 2020 Revenue of $5.4 billion		29.4%	2020 Adjusted Operating Margin
57.1%	2020 Operating Margin			20.3%	2020 Operating Margin

		44.5%	2020 Operating Margin
		49.7%	2020 Adjusted Operating Margin

10     MOODY'S 2020 10-K

2007 - 2016
Expanded beyond ratings agency
•Established Moody’s Analytics •Built the ERS business (e.g., Fermat, B&H) •Expanded ratings to China (i.e., CCXI)

2017 - 2020
Built out substantial data and analytics capabilities
•Complemented ERS business with private company information (i.e., BvD) •Accelerated capability expansion (e.g., company database, CRE data, ESG data)

2021 and Beyond
Positioned to serve a wide range of risk assessment markets

•Competitive differentiator: integration of data and analytics combined with expertise and technology enablement
•Further investment in data and analytics capabilities such as private company, CRE and ESG to serve high growth risk assessment use cases (e.g., KYC and compliance)

MOODY'S 2020 10-K     11

Moody's Investors Service Overview
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities. A rating from MIS enables issuers to create timely, go-to-market debt strategies with the ability to capture wider investor focus and deeper liquidity options.

The Benefits of a Moody's Rating

Access to capital	Transparency, credit comparison and market stability	Planning and budgeting	Analytical capabilities
•Moody’s opinions on credit are used by institutional investors throughout the world, making an issuer’s debt potentially more attractive to a wide range of buyers.	•Signals a willingness by issuers to be transparent and provides issuers with an independent assessment against which to compare creditworthiness.	•May help issuers when formulating internal capital plans and funding strategies	•Among ratings advisors, Moody’s has a strong position and is well-recognized for the depth and breadth of its analytical capabilities.

•A Moody’s rating may facilitate access to both domestic and international debt capital.	•Moody’s ratings and research reports may help to maintain investor confidence, especially during periods of market stress.

Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. Ratings are disseminated via press releases to the public primarily through a variety of electronic media, including the internet and real-time information systems widely used by securities traders and investors.

12     MOODY'S 2020 10-K

MIS by the Numbers

5,000+	16,000+
Rated Non-Financial Corporates	Rated Public Finance Issuers

3,600+	9,100+
Rated Financial Institutions	Rated Structured Finance Deals

145	1,000+
Rated Sovereigns	Rated Infrastructure & Public Finance Issuers

47	202
Rated Supranational Institutions	Rating Methodologies

459	140+
Rated Sub-Sovereigns	Countries where MIS provides ratings

MIS also earns revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region, revenue from ESG research, data and assessments and revenue from ICRA's non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.

MOODY'S 2020 10-K     13

Moody's Analytics Overview
MA is a global provider of data and analytic solutions which help companies make better and faster decisions. MA’s analytic models, industry insights, software tools and proprietary data assets allow companies to inform and perform many critical business activities with trust and confidence. MA’s approach to aggregating, broadening and deepening available data, research, analytic tools and software solutions fosters a more integrated and efficient delivery to MA's customers resulting in better decisions around risks and opportunities. MA’s subscription businesses provide a significant base of recurring revenue to mitigate cyclical changes in debt issuance volumes that may result in volatility in MIS’s revenues.

MA's Diverse Product Solutions
Continuous expansion and refinement of content, tools and user experience to help customers make better and faster decisions.

Integrated Experience: Ease of Use	Enhanced Content and Coverage: More Value

Onboard customers Confirm KYC, AML	Compliance modules Leverage BvD, RDC and Acquire Media data

Gather financials Create credit statistics	Spreading tools Prepopulate and digitize financials

Analyze credit and transaction Assess creditworthiness of portfolio	World class credit research and analytics Early warning signals and credit scoring

Consider risks holistically Climate change, cyber, macro-economic	ESG impact of customer’s business

Multichannel Delivery
Web	Third party platforms
Excel add-in	Mobile
API

14     MOODY'S 2020 10-K

MA Customers by the Numbers

1,500+	2,900+
Asset Managers	Commercial Banks

3,100+	225+
Corporations	Securities Dealers and Investment Banks

675+	4,000+
Insurance Companies	Government & Other Entities

300+	337,000+
Real Estate Entities	Individuals accessed the Moody's research website

155+	31,000+
Countries where MA customers operate	Customer users accessed the Moody's research website in 2020

Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors throughout its operations and products and services. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include following the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including the Global Reporting Initiative and Sustainability Accounting Standards Board. Moody's also issues an annual report on how the Company has implemented the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Moody’s sustainability-related achievements in 2020 included the following:
–established science based targets for reducing greenhouse gas (GHG) emissions and received validation for such targets from Science Based Targets initiative;
–published Moody's Decarbonization Plan; and
–introduced sustainability related performance goals for determining compensation of certain senior executives.
The Board oversees sustainability matters, with assistance from the Audit and Governance & Nominating Committees, as part of its oversight of management and the Company’s overall strategy.
MOODY'S 2020 10-K     15

HUMAN CAPITAL
Moody’s purpose is to bring clarity, knowledge and fairness to an interconnected world. The Company’s success in achieving its purpose is only possible through the collective contributions of its global employee population whose members possess the unique combination of skills, professional experience and diversity of backgrounds needed to advance the Company’s business and contribute to the communities in which it operates. Moody’s believes that it is essential to: i) create a workplace where its employees feel valued and inspired; ii) to provide an environment that fosters a culture of independence, inclusion and intellectual leadership; and iii) to support peer collaboration and professional growth.
As a global integrated risk assessment firm, attracting, supporting and retaining skilled talent is essential to the Company’s success. Moody’s addresses these goals by: (i) championing diversity, equity and inclusion among employees; (ii) seeking to provide market-competitive compensation and benefits and rewarding employees for their contributions to the Company’s strategic and operational goals; (iii) offering wellness programs; (iv) supporting employee learning, development and skills enhancement; and (v) advancing employee engagement.
Diversity, Equity and Inclusion
Moody's believes it is imperative to be visible champions of diversity, equity and inclusion because differing thoughts and perspectives help to enrich the Company’s offerings to its many stakeholders and improves performance. The key objectives for which the Company focuses with respect to these items include: (i) incorporating diversity, equity and inclusion into Moody’s business strategy; (ii) establishing leadership accountability with respect to diversity, including through executive compensation programs; (iii) working to increase diverse representation, e.g., women and ethnic groups; (iv) continuing to advance women and ethnically diverse employees in leadership roles; (v) enhancing employee training in diversity, equity and inclusion matters; (vi) promoting equal employment opportunities in all aspects of employment; (vii) designing the Company’s compensation practices to provide equal pay for equal work; and (viii) incorporating market standards, role, experience and performance into compensation decisions. The executive leadership team’s focus on these items is vital to attract, support and retain its skilled talent.
Moody’s has numerous diversity programs and eight active business resource groups (“BRGs”), representing 40 chapters and more than 5,400 memberships globally as of December 31, 2020. An employee can hold membership in multiple BRGs in a single region.
The Company’s diversity programs include its TIDE program (Talent Aspirations & Alignment, Insights, Development & Career Planning and Exposure & Expansion), which is a high potential employee diversity initiative aimed at elevating women and ethnically diverse employees into leadership positions.
The Company provides and periodically updates information on its BRGs and other diversity, inclusion and equity programs in its various sustainability and stakeholder reports and on its Diversity & Inclusion microsite. See moodys.com/csr and moodys.com/diversity for these items. The content of those websites is not incorporated by reference herein.
The charts below present additional information regarding the diversity of the Company's workforce as of December 31, 2020. The percentage for people of color ("POC") includes those who identified as Asian, Hispanic, Black, American Indian/Alaskan Native, Hawaiian/Other Pacific Island or two or more races. Officers and Managers are calculated using the job categories: executives, senior managers, mid-level managers, and first-level managers. The following data is based on Company records and may involve estimates or assumptions.

16     MOODY'S 2020 10-K

Compensation
Moody’s compensation programs are designed to foster and maintain a strong, capable, experienced and motivated global workforce. An important element of the Company’s compensation philosophy is aligning compensation to local market standards so that it can attract and retain the highly-skilled talent needed to thrive. The Company’s compensation packages include market-competitive salaries, annual bonuses and equity grants for certain employees.
Benefits and Wellness Programs
With respect to benefits, the Company views investments in benefits as an investment in its people. Moody’s is committed to providing competitive benefits programs designed to care for all employees and their families. The Company’s comprehensive programs offer resources for physical and mental health that promote preventive care, awareness and support a healthy lifestyle. The Company also promotes financial wellness and provides for flexible work arrangements, which support the Company’s efforts to create a work atmosphere in which people feel valued and inspired to give their best. Beyond delivering health, welfare, retirement benefits, and paid vacation and sick days, Moody’s extends other benefits to support its employees and their families. To provide competitive benefits, the Company periodically adjusts the nature and extent of benefits, such as parental leave, workplace flexibility and educational support.

MOODY'S 2020 10-K     17

Employee Population
As of December 31, 2020 and 2019, the number of Moody’s full-time equivalent employees was as follows:

Global Headcount
	December 31,		Change
	2020	2019	%

MIS
U.S.	1,512	1,453	4%
Non-U.S.	3,564	3,358	6%
Total	5,076	4,811	6%

MA
U.S.	2,004	1,810	11%
Non-U.S.	2,963	3,023	(2)%
Total	4,967	4,833	3%

MSS
U.S.	709	645	10%
Non-U.S.	738	792	(7)%
Total	1,447	1,437	1%

Total MCO
U.S.	4,225	3,908	8%
Non-U.S.	7,265	7,173	1%
Total	11,490	11,081	4%

The MIS employee population primarily consists of credit analysts, data and operations analysts, credit strategy and methodology professionals, software engineers, sales and sales operations, and international strategy teams.
MA’s employee population primarily consists of software engineers, data and operation analysts, advisory and implementation teams and economists, as well as sales and sales support professionals.
The MSS employee population primarily consists of information technology professionals and other professional support staff such as finance, human resources and legal that support both MIS and MA.
18     MOODY'S 2020 10-K

Employee Engagement, Learning and Development
Management monitors employee turnover rates as presented in the chart below:

The decline in the Company's voluntary turnover rates in 2020 compared to 2019 are likely due to the effects of COVID-19 on the labor market. Additionally, MSS involuntary turnover figures in 2020 in the chart above includes employees who separated pursuant to a third party outsourcing arrangement relating to certain back office functions.
Additionally, as a result of the COVID-19 pandemic, the Company enhanced its digital communications with its employees in 2020. These enhanced communications have allowed senior management to apprise employees of evolving priorities and its focus on the health, safety and well-being of Moody’s employees during this challenging time.
Learning & Development is one element of Moody’s talent management framework, which includes talent acquisition, performance management, total rewards, succession planning and leadership development. Each of these areas supports the Company’s business strategy and Moody’s culture as a diverse, equitable and inclusive place to work. The Company views learning and education as an investment in its people that aligns their professional goals and interests with the success of the firm, and helps to retain talent over the longer-term. A number of training programs are available, including leadership development, professional skills development, technical skills, as well as compliance training.
MOODY'S 2020 10-K     19

MOODY’S STRATEGY
Moody’s corporate mission is to provide trusted insights and standards that help decision-makers act with confidence. Moody’s will continue to invest with intent to defend and enhance its core businesses and expand into strategic adjacencies and new geographies.

Moody’s Priorities for Strategic Growth

Global Integrated Risk Assessments	Moody's Core Strengths		Strategic Adjacencies and Expand into New Geographies

Standard Solutions and Insights			Business Adjacencies

Credit
Data	Trusted Brand	Proprietary data and integrated analytics	Commercial Real Estate	Know Your Customer	ESG

Regional Expansion

Analytics
	Business-credit products	Expanded global customer base	EMEA	Asia Pacific	Latin America

Moody’s invests in initiatives to implement the Company’s strategy, including internally led organic development and targeted acquisitions. Illustrative examples include:

Enhancements to ratings quality and product extensions	Investments that extend ownership and participation in joint ventures and strategic alliances	Expansion in emerging markets	New products, services, content and technology capabilities to meet customer demands	Selective bolt-on acquisitions that accelerate the ability to scale and grow Moody’s businesses

20     MOODY'S 2020 10-K

During 2020, Moody’s continued to invest in and acquire complementary businesses as further described below:

Date	Business	Company	Stake	Strategic Commentary

December 2020	Commercial Real Estate	Catylist, Inc	100%	A U.S. based provider of commercial real estate (CRE) solutions for brokers. The acquisition advances Moody’s Analytics CRE platform, substantially enhancing its coverage of property-level data and expanding its range of analytical solutions to the broker market.

December 2020	Risk Solutions	ZM Financial Systems	100%	A U.S. based provider of risk and financial management software for the U.S. banking sector. The acquisition advances Moody’s position in integrated risk assessment by broadening Moody’s Analytics’ suite of enterprise risk solutions, which help financial institutions make better decisions.

November 2020	ESG & KYC	MioTech	Minority	Provider of ESG and KYC alternative data and insights serving the Greater China market. The investment reflects Moody’s commitment to providing China’s evolving financial markets with innovative and technology enabled ESG and KYC solutions.

October 2020	Data	Acquire Media	100%	A U.S. based aggregator and distributor of curated real-time news, multimedia, data, and alerts. The acquisition serves to advance MA’s solutions by strengthening its ability to provide early warning signals and real-time insight to market participants.

August 2020	Credit Ratings	Malaysian Rating Corporation Berhad (MARC)	Minority	Credit rating agency serving the Malaysian domestic bond and sukuk markets. The investment strengthens Moody’s presence in Southeast Asia and across domestic bond markets globally, and advances its position as a leader in Islamic finance.

March 2020	Financial Training & Certifications	RBA International	100%	A U.K. based provider of online retail bank training and certifications. The acquisition deepens the capabilities of MA’s financial training and certifications business.

February 2020	KYC	Regulatory DataCorp	100%	A U.S. based provider of KYC data and due diligence services. The acquisition complements Moody’s 2017 acquisition of company data provider Bureau van Dijk (BvD), creating a global leader in compliance solutions, BvD’s fastest-growing business segment.

Moody's Priorities Looking Forward
Realizing the full potential of our global integrated risk assessment opportunity

Sharpen focus on understanding and delivering for our customers	Invest with intent to grow and scale	Collaborate, modernize and innovate
World-class customer experience	Deepen and extend our presence in risk assessment markets	Technology interoperability and data access

MOODY'S 2020 10-K     21

PROSPECTS FOR GROWTH
Moody’s believes that the overall long-term outlook remains favorable for continued growth of the global fixed-income market and related financial information market, which includes information such as credit opinions, research, data, analytics, risk management tools and related services.
Moody’s growth is influenced by a number of trends that impact financial information markets including:

Health of the world’s major economies	Debt capital markets activity	Disintermediation of credit markets	Fiscal and monetary policy of governments	Expansion of market for integrated data and analytics solutions	Business investment spending, including mergers and acquisitions

In an environment of increasing financial complexity and heightened attention to credit analysis and risk management, Moody’s is well positioned to benefit from continued growth in global fixed-income market activity and more widespread use of credit ratings, research and related analytical products. Moody’s expects that these developments will support continued long-term demand for high quality, independent credit opinions, research, data, analytics, risk management tools and related services. Moreover, pricing opportunities aligned with customer value creation and advances in information technology present growth opportunities for Moody’s.
Environmental, Social and Governance Data and Solutions
ESG data and solutions are expected to play an increasingly important role across both MIS and MA as market participants seek trusted insights and standards to make better decisions.

Priorities for Strategic Growth: ESG Integrated Across All Platforms, Driving Growth and Enhanced Relevance

MIS Integration		MA Integration			MESG

ESG Classification	ESG Credit Scores	Real Estate Solutions		Moodys.com	ESG Measures		Climate Solutions

			Risk Analytics & Regulatory Reporting			Index Solutions
Credit Ratings & Research	Heat Maps	Lending Solutions and Tools		APIs, and Data Feeds	SME Solutions		Sustainable Finance

22     MOODY'S 2020 10-K

Impact of Technology
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
MIS Prospects for Growth
Strong secular trends should continue to provide long-term growth opportunities in MIS. Key growth drivers include:
•Debt market issuance driven by global GDP growth;
•Continued disintermediation of fixed-income markets in both developed and emerging economies driving issuance and demand for new ratings products and services; and
•Growth in first time rating mandates.
In addition to the factors noted above, growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including:

Interest rates	Business investment spending	Corporate refinancing needs	Merger and acquisition activity	Issuer financial health	Consumer borrowing levels	Securitization activity	Expansion of ratings coverage	Expansion into geographies with developing debt capital markets

Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets.
MIS’s results can be affected by factors such as:
•Performance and prospects for growth of the major world economies;
•Fiscal and monetary policies pursued by their governments; and
•Whether issuers request MIS ratings to aid investors in making their investment decisions.
However, annual fee arrangements with frequent debt issuers, annual debt monitoring fees and annual fees from commercial paper and medium-term note programs, bank deposit ratings, insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets. MIS’s global coverage positions it well to serve the needs of the global fixed income markets.
While already common in U.S. and Western European markets, an ongoing trend in the world’s capital markets is the disintermediation of financial systems. Issuers increasingly raise capital in the global public capital markets, in addition to, or in substitution for, traditional financial intermediaries. Moreover, financial intermediaries have sold assets in the global public capital markets, in addition to, or instead of, retaining those assets. Moody’s believes that issuer use of global debt capital markets offer advantages in capacity and efficiency compared to traditional banking systems and that the trend of increased disintermediation will continue. Further, disintermediation has continued because of the historically low interest rate environment and bank deleveraging, which has encouraged a number of corporations and other entities to seek alternative funding in the bond markets.
MOODY'S 2020 10-K     23

Moody’s also observes disintermediation in key emerging markets where economic growth may outpace internal banking system capacity. Thus, disintermediation is expected to continue over the longer-term, with Moody’s targeting investment and resources to those markets where disintermediation and bond issuance is expected to remain robust.
MA Prospects for Growth
Growth in MA is likely to be driven by expansion across customer sectors fostered by broadening MA's data and analytics solutions to meet an expanded set of customer use cases.
MA’s business growth is influenced by a number of factors, including:

Growth from data and analytics in adjacent markets, including ESG, KYC, and CRE	Expansion of data sets and delivery options establishing a gateway that supports multiple stakeholders	Ability to capitalize on demand for company data from a diverse set of use cases	Continued digital transformation of credit decisioning and analytical tools (e.g., shift to SaaS-based solutions)	Geographic expansion of actuarial and asset management solutions and continued investment in predictive analytics franchise

Moody’s expects that MA products and services that improve efficiencies, provide business insights, and enable compliance with financial regulation, including AML, KYC, and accounting standards, will continue to be in demand from institutions worldwide. In order to respond to other sources of demand and drive growth, MA is actively investing in new products, including enhanced data sets and improved delivery services (e.g., software-as-a-service). These efforts should support broader distribution of MA’s capabilities, deepen relationships with existing customers and drive new customer acquisition.

COMPETITION
MIS competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities. There are also some rating markets, based on industry, geography and/or instrument type, in which Moody’s has made investments and obtained market positions superior to its competitors, while in other markets, the reverse is true.
MA competes broadly in the financial information industry against various diversified competitors. MA’s main competitors within RD&A are providers of fixed income analytics, valuations, economic data and research as well as a host of financial training and education firms. In ERS, MA faces competition from both large software providers and various other vendors as well as in-house solutions.
REGULATION
MIS, certain of the Company's ratings affiliates and many of the issuers and/or securities that it rates are subject to extensive regulation in the U.S., EU and in other countries (including by state and local authorities). In addition, some of the services offered by MA and its affiliates are subject to regulation in countries such as Canada, China and Australia. MA also derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight and who are required to pass through certain regulatory requirements to key suppliers such as MA. Existing and proposed laws and regulations can impact the Company’s operations, products and the markets in which the Company operates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for credit ratings, in the manner in which credit ratings are utilized and in the manner in which the Company operates.
24     MOODY'S 2020 10-K

The regulatory landscape continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for CRAs registered as NRSROs. Among other things, the Reform Act requires the SEC to submit an annual report to Congress providing an overview of SEC activities with respect to NRSROs, and the SEC’s views on the state of competition, transparency and conflicts of interests among NRSROs. The Dodd-Frank Act enhanced the SEC’s oversight of the regulation of NRSROs, and includes a requirement that the SEC publish an annual report summarizing the results of its annual examinations of NRSROs. To date, through a series of rulemakings, the SEC has implemented several Exchange Act provisions related to NRSROs. These include, for example, provisions addressing disclosure of data and assumptions underlying credit ratings, conflicts of interest with respect to sales and marketing practices, disclosure of performance statistics, application and disclosure of credit rating methodologies, analyst training and testing and consistent application of rating symbols and definitions. The Dodd-Frank Act also changed the pleading standard for CRAs. The Company has made, and continues to make, substantial IT and other investments, and has implemented the relevant compliance obligations.
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for registered CRAs throughout the EU MIS’ EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. Applicable rules include, but are not limited to, procedural requirements with respect to use of credit ratings, independence and avoidance of conflicts of interest, conflicts of interest concerning investments in CRAs, methodologies, models and key rating assumptions, CRA rotation and use of multiple CRAs, outsourcing, disclosures, credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, reporting requirements to ESMA regarding fees, and additional procedural and substantive requirements on the pricing of services. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the CRA regulation and, annually, sets out its work program for the forthcoming year. ESMA’s 2021 work program includes monitoring, identifying and assessing new risks such as those emanating from COVID-19 and ESG data and rating providers, assessing the drivers behind changes to credit rating methodologies, engaging with CRAs on IT and information security controls and ensuring that credit ratings are accessible and usable by investors.
In 2021, the European Commission is expected to publish its second Sustainable Finance Action Plan which may include a timeline for the adoption of legislative proposals regarding products and services in the ESG sector. The Commission is also expected to publish a report in 2021 on CRAs and the integration of sustainability factors into their credit ratings. The Commission may also seek to introduce a regulatory framework that may impact Moody’s ESG products and services.
Separately, the U.K. left the EU on January 31, 2020 and commenced the Brexit implementation period ending on December 31, 2020. After the Brexit implementation period, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority. Regulatory arrangements were put in place by the relevant authorities in both the U.K. and the EU to allow credit ratings to be available for regulatory use in both the EU and the U.K. after the end of the Brexit implementation period. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. These arrangements are independent of the EU-U.K. Trade and Cooperation Agreement (“TCA”) that now governs the trading relationship between the EU and the U.K., subject to relevant ratification arrangements by each party.
In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have, and will continue to, publish reports that describe their oversight activities. In addition, other legislation and/or interpretation of existing regulation relating to the Company’s operations, including credit rating, ancillary and research services has been or is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. For example, governments may from time to time establish official CRAs or credit ratings criteria or procedures for evaluating local issuers. If enacted, any such legislation and regulation could change the competitive landscape in which MIS operates. The legal status of CRAs has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of the Company.
MOODY'S 2020 10-K     25

INTELLECTUAL PROPERTY
Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to:

Proprietary information	Publications	Databases

Trademarks	Software tools and applications	Domain names

Research	Models and methodologies	Other proprietary materials that, in the aggregate, are of material importance to Moody’s business

Management of Moody’s believes that each of the trademarks and related corporate names, marks and logos relating to its businesses, including those containing the term “Moody’s”, are of material importance to the Company.
The Company, primarily through MA and its subsidiaries, licenses certain of its databases, software applications, credit risk models, training courses in credit risk and capital markets, research and other publications and services that contain intellectual property to its customers. In addition, the Company, primarily through Vigeo Eiris and Four Twenty Seven and their respective subsidiaries, licenses certain databases, software applications, assessments, research and other publications and services relating to ESG and climate risks that contain intellectual property to its customers. These licenses are provided pursuant to standard agreements containing customary restrictions and intellectual property protections.
In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. Specifically, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data, default data, and security identifiers) as well as software development tools and libraries. In addition, the Company’s Bureau van Dijk and RDC businesses obtain from third party information providers certain financial, credit risk, compliance, management, ownership and/or other data worldwide, which Bureau van Dijk and RDC distribute through its company information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open source software and libraries for internal use and subject to appropriately permissive open source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and certain company financial data in selected geographic markets) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.
The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its affiliates. The Company owns thirty eight patents. None of the Company's intellectual property is subject to a specific expiration date, except to the extent that the patents and the copyright in items that the Company creates (such as credit reports, research, software, and other written opinions) expire pursuant to relevant law.
The Company considers its intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual and technological safeguards for protection. Moody’s also pursues instances of third-party infringement of its intellectual property in order to protect the Company’s rights.
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
26     MOODY'S 2020 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name, Age, Position and Biographical Data

Robert Fauber, 50
President and Chief Executive Officer

Mr. Fauber has served as the Company’s President and Chief Executive Officer since January 2021. Mr. Fauber joined the Board of Directors in October 2020 and he currently serves on the Executive Committee of the Board of Directors. Prior to serving as CEO, Mr. Fauber served as Chief Operating Officer from November 2019 to December 2020, as President of Moody’s Investors Service, Inc. from June 2016 to October 2019, as Senior Vice President—Corporate & Commercial Development of Moody’s Corporation from April 2014 to May 2016, and was Head of the MIS Commercial Group from January 2013 to May 2016. From April 2009 through April 2014, he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President—Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup and its investment banking subsidiary Salomon Smith Barney from 1999 to 2005. From 1992 to 1996, Mr. Fauber worked at NationsBank (now Bank of America) in the middle market commercial banking group.

John J. Goggins, 60
Executive Vice President and General Counsel

Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel.

Melanie Hughes, 58
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

Mark Kaye, 41
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

MOODY'S 2020 10-K     27

Name, Age, Position and Biographical Data

Caroline Sullivan, 52
Senior Vice President and Corporate Controller

Ms. Sullivan has served as the Company’s Senior Vice President—Corporate Controller since December 2018. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America from 2011 to 2018, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions including Controller. Ms. Sullivan, a CPA, previously held various senior positions at several banks and a major accounting firm, and is a member of the Board of Directors of Financial Executives International.

Stephen Tulenko, 53
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

Michael West, 52
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

28     MOODY'S 2020 10-K

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
The events and consequences discussed in these risk factors could, in circumstances the Company may not be able to accurately predict, recognize, or control, have a material adverse effect on Moody’s business, financial condition, operating results (including components of the Company’s financial results such as sales and profits), cash flows and stock price. These risk factors do not identify all risks that Moody’s faces. The Company could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.
A. Legal and Regulatory Risks
Moody’s Faces Risks Related to U.S. Laws and Regulations Affecting the Credit Rating Industry and Moody’s Customers.
Moody’s operates in a highly regulated industry and is subject to extensive regulation by federal, state and local authorities in the U.S., including the Reform Act and the Financial Reform Act. These regulations are complex, continually evolving and have tended to become more stringent over time. Additionally, the change in the Presidential administration and changes in Congress may increase the uncertainty with regard to potential changes in these laws and regulations and the enforcement of any new or existing legislation or directives by government authorities. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information. The current laws and regulations:
–seek to encourage, and may result in, increased competition among CRAs and in the credit rating business;
–may result in alternatives to credit ratings or changes in the pricing of credit ratings;
–restrict the use of information in the development or maintenance of credit ratings;
–increase regulatory oversight of the credit markets and CRA operations;
–provide the SEC with direct jurisdiction over CRAs that seek NRSRO status, and grant authority to the SEC to inspect the operations of CRAs; and
–provide for enhanced oversight standards and specialized pleading standards, which may result in increases in the number of legal proceedings claiming liability for losses suffered by investors on rated securities and aggregate legal defense costs.

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
It is difficult to accurately assess the future impact of legislative and regulatory requirements on Moody’s business and its customers’ businesses. For example, new laws and regulations may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s credit ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s credit ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for CRAs. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may negatively affect Moody’s stock price. Although these legislative and regulatory initiatives apply to CRAs and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and can have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
MOODY'S 2020 10-K     29

In addition, MA derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight. U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Board, as well as many state agencies have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.
Moody’s Faces Risks Related to Financial Reforms Outside the U.S. Affecting the Credit Rating Industry and Moody’s Customers.
In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to regulate CRAs and the markets for credit ratings. In particular, the EU has adopted a common regulatory framework for CRAs operating in the EU and continues to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. Ratings emanating from outside the EU are subject to ESMA’s oversight if they are endorsed into the EU. Additionally, other foreign jurisdictions have recently taken measures to increase regulation of rating agencies and markets for ratings. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information.
The EU and other jurisdictions, as discussed further below, adopt legislation and engage in rulemaking on an ongoing basis that significantly impacts operations and the markets for the Company's products and services. Future laws and regulations could extend to products and services not currently regulated. These regulations could: (i) affect the need for debt securities to be rated, (ii) expand supervisory remits to include non-EU ratings used for regulatory purposes, (iii) increase the level of competition in the market for credit ratings, (iv) establish criteria for credit ratings or limit the entities authorized to provide credit ratings, and (iv) restrict the collection, use, accuracy, correction and sharing of personal information by CRAs, or (v) regulate pricing (such that fees that are based on costs and are non-discriminatory) on products and services provided by MA such as those products that incorporate ratings and research originated by MIS. Future regulations could also affect products and services the Company offers in the ESG sector (including those offered by Moody’s ESG Solutions Group).
Additionally, as of the date of the filing of this annual report on Form 10-K, there remains uncertainty regarding the impact that Brexit will have on the credit rating industry within the U.K., the EU and other jurisdictions. The U.K. left the EU on January 31, 2020, thereby entering an 11-month implementation period. The Brexit implementation period ended on December 31, 2020. Following the Brexit implementation period, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority. Regulatory arrangements put in place in both the U.K. and the EU allow credit ratings to be available for regulatory use in both the EU and the U.K. after the end of the Brexit-implementation period. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. The U.K. and the EU are expected to agree by March 2021 to a memorandum of understanding establishing the framework for structured regulatory cooperation on financial services. The contents and extent of the memorandum of understanding are currently unclear, and therefore the impact on Moody’s customers and other stakeholders is currently uncertain.
Both of Moody’s segments face risks related to financial reforms outside the U.S. affecting the credit rating industry and Moody’s customers. MIS is a registered entity and is therefore subject to formal regulation and periodic or other inspections in the EU and other foreign jurisdictions, such as, but not limited to, Hong Kong and China, where it operates through registered subsidiaries. For example:
–In the EU, applicable rules include procedural requirements with respect to ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for ratings of resecuritizations, and restrictions on CRAs or their shareholders if certain ownership thresholds are crossed. Additional procedural and substantive requirements include conditions for the issuance of credit ratings, rules regarding the organization of CRAs, restrictions on activities deemed to create a conflict of interest, including fees that are based on costs and are non-discriminatory, and special requirements for the rating of structured finance instruments.
30     MOODY'S 2020 10-K

–In Hong Kong, applicable rules include liability for the intentional or negligent dissemination of false and misleading information and procedural requirements for the notification of certain matters to regulators. In addition, MIS Hong Kong is subject to a code of conduct applicable to CRAs that impose procedural and substantive requirements on the preparation and issuance of credit ratings, restrictions on activities deemed to create a conflict of interest including the disclosure of its compensation arrangements with rated entities and special requirements for the rating of structured finance instruments. A failure to comply with these procedural and substantive requirements also exposes MIS Hong Kong to the risk of regulatory enforcement action which could result in financial penalties or, in serious cases, its ability to conduct credit rating activities in Hong Kong.
–In China, while MIS is not a licensed credit rating agency, it does issue global credit ratings from offices outside of China regarding Chinese issuers. In addition, the Company holds a 30% investment in a credit rating agency licensed in China. China has laws applicable to domestic credit rating agencies as well as foreign investment in such entities and entities in general (including national security review). Such laws are broadly crafted and the implementation and interpretation of such laws are subject to the broad discretion of Chinese regulators, which could affect our ability to conduct business in China.
–In addition, U.S. economic sanctions have increasingly targeted Chinese persons. In response, China recently issued a blocking statute that establishes a framework for limiting the effect of foreign sanctions on Chinese persons. Blocking statutes typically create conflicts of law. An entity that is subject to conflicting laws in multiple jurisdictions may need to determine a means to comply with such laws. Such conflicts could eventually affect the ability of entities to adhere to applicable laws.

With respect to MA, regulators in Europe and other foreign markets in which MA is active have issued guidance similar to that issued in the U.S. relating to financial institutions’ assessment and management of risks associated with third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.
Although Moody’s will monitor developments related to financial reforms outside the U.S. affecting the credit rating industry and Moody’s customers, Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. For example, compliance with the EU and other foreign regulations may increase costs of operations and could have a significant negative effect on Moody’s operations, profitability or ability to compete, or the markets for its products and services, including in ways that Moody’s presently is unable to predict. In addition, exposure to increased liability under the EU regulations and regulations of other foreign jurisdictions may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely impact Moody’s results of operations. Financial reforms in the EU and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries Related to Rating Opinions and Other Business Practices.
Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries related to MIS’s ratings actions, as well as other business practices and products within both MIS and MA. If the market value of credit-dependent instruments declines or defaults, whether as a result of difficult economic times, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s faces could increase significantly. Parties who invest in securities rated by MIS may pursue claims against MIS or Moody’s for losses they face in their portfolios. For instance, Moody’s faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the financial crisis of 2007-2008. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
MOODY'S 2020 10-K     31

Additionally, as litigation or the process to resolve pending matters progresses, Moody’s will continue to review the latest information available and may change its accounting estimates, which could require Moody’s to record or increase liabilities in the consolidated financial statements in future periods. See Note 21 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the number of these proceedings and the significant amount of damages sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that have a material adverse effect on its business, operating results and financial condition.
The Company Is Exposed to Risks Related to Its Compliance and Risk Management Programs.
Moody’s operates in a number of countries, and as a result the Company is required to comply and quickly adapt with numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption, antitrust and securities trading laws, is largely dependent on its establishment and maintenance of compliance, review and reporting systems, as well as its ability to attract and retain qualified compliance and risk management personnel. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks, including risks resulting from acquisitions, may not be fully effective, and Moody’s employees or agents may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company may be subject to criminal and civil liability, the suspension of the Company’s employees, fines, penalties, regulatory sanctions, injunctive relief, exclusion from certain markets or other penalties, and may suffer harm to its reputation, financial condition and operating results.
Moody’s Faces Risks Related to Protecting Its Intellectual Property Rights.
Moody’s considers many aspects of its products and services to be proprietary. Failure to protect the Company’s intellectual property adequately could harm its reputation and affect the Company’s ability to compete effectively. Businesses the Company acquires also involve intellectual property portfolios, which increase the challenges the Company faces in protecting its strategic advantage. In addition, the Company’s operating results can be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets. The lack of strong legal and technological intellectual property protections in foreign jurisdictions in which we operate may increase our vulnerability and may pose risks to our business. From time to time, laws are passed that require publication of certain information, in some cases at no cost, that the Company considers to be its intellectual property and that it currently sells or licenses for a fee, which could result in lost revenue.
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
Moody’s Faces Risks Related to Tax Matters, Including Changes in Tax Rates or Tax Rules.
As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the taxable income and applicable tax rates in the various jurisdictions in which the Company operates. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where Moody’s faces higher tax rates, losses incurred in jurisdictions for which Moody’s is not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting initiative being conducted by the Organization for Economic Co-operation and Development, which requires companies to disclose more information to tax authorities on operations around the world, and the European Union’s state aid rulings, could have a material adverse effect on the Company’s effective tax rate, results of operations and financial condition and may lead to greater audit scrutiny of profits earned in various countries.
32     MOODY'S 2020 10-K

For example, the Tax Act made significant changes to the U.S. federal tax laws. Many aspects of the legislation remain uncertain or unclear and may not be clarified for some time. As additional regulatory guidance is issued interpreting or clarifying the Tax Act or if the tax accounting rules are modified, there may be adjustments or changes to the Company’s determination of its mandatory one-time deemed repatriation tax liability (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries recorded in 2017. Additional regulatory guidance may also affect the Company’s expected future effective tax rates and tax assets and liabilities, which could have a material adverse effect on Moody’s business, results of operations, cash flows and financial condition. Furthermore, the Tax Act may impact the volume of debt securities issued as discussed in the Risk Factor, Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets, Asset Levels and Flows into Investment Levels and Changes in Interest Rates and Other Volatility in the Financial Markets May Negatively Impact the Nature and Economics of the Company’s Business. Additionally, a change in the Presidential administration and changes in Congress increase the uncertainty with regard to potential changes in the U.S. federal tax laws and the interpretation or enforcement of legislation or directives by tax authorities.
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
B. Risks Relating to our Business
The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.
Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere, including, but not limited to, in Latin America or China, affects the number of securities offerings undertaken within those particular areas. In addition to the risks addressed elsewhere in this section, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:
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
–the transition away from benchmark reference rates based on market participant judgements, such as LIBOR and EURIBOR, to rates based on observable transactions, such as the Secured Overnight Financing Rate (SOFR);
–uncertainty regarding the future relationship between the U.S. and China, which may result in further restrictions or actions by the U.S. government with respect to doing business in China and/or by the Chinese government with respect to business conducted by foreign entities in China;
–economic, political and geopolitical market conditions, including the effect of these conditions on customers and customer retention;
–the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;
MOODY'S 2020 10-K     33

–competition with CRAs that have greater familiarity, longer operating histories and/or support from local governments or other institutions;
–uncertainties in obtaining data and creating products and services relevant to particular geographic markets;
–reduced protection for intellectual property rights;
–longer payment cycles and possible problems in collecting receivables;
–differing accounting principles and standards;
–difficulties in staffing and managing foreign operations, including potential relocation and/or restaffing of employees as a result of Brexit;
–difficulties and delays in translating documentation into foreign languages;
–potentially adverse tax consequences; and
–complexities of compliance with employment laws and new data and cybersecurity rules in numerous jurisdictions.
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, and anticorruption laws including the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other similar local laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that the Company has violated sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies, restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
Moody’s Operations are Exposed to Risks from Infrastructure Malfunctions or Failures.
Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including New York City, the location of Moody’s headquarters, major cities worldwide in which Moody’s has offices, and locations in China used for certain Moody’s work. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and the Company’s extensive controls to reduce the risk of error inherent in our operations cannot eliminate such risk completely. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, weather (including climate change), natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, pandemic (including the COVID-19 pandemic), war or otherwise, may impair the Company’s ability to deliver its products and services.
Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company relies on third-party providers, including, increasingly, cloud-based service providers, to provide certain essential services. While the Company believes that such providers are reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fails to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers (including as a result of the COVID-19 pandemic), the Company could experience lower revenues and higher costs. Additionally, although the Company maintains processes to prevent, detect and recover from a disruption, the Company also does not have fully redundant systems for most of its smaller office locations and low-risk systems, and its disaster recovery plan does not include restoration of non-essential services. If a disruption occurs in one of Moody’s locations or systems and its personnel in those locations or those who rely on such systems are unable to utilize other systems or communicate with or travel to other locations, such persons’ ability to service and interact with Moody’s customers will suffer. The Company cannot predict with certainty all of the adverse effects that could result from the Company’s failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. A disruption to Moody’s operations or infrastructure may have a material adverse effect on its reputation, business, operating results and financial condition.
34     MOODY'S 2020 10-K

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
Economic and government factors such as a long-term continuation of difficult economic conditions, the scaling back, wind-down or termination of COVID-19 economic stimulus and support programs, and current uncertainty in various other jurisdictions, may have an adverse impact on the Company’s business. Future debt issuances also could be negatively affected by increases in interest rates, widening credit spreads, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results and financial condition.
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
The Company Faces Increased Pricing Pressure from Competitors and/or Customers.
There is price competition in the credit rating, research, and credit risk management markets, as well as in the market for research, business intelligence and analytical services offered by MA. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, a challenging business environment and consolidation among both competitors and customers, particularly those involved in structured finance products and commercial real estate, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Weak economic growth intensifies competitive pricing pressures and can result in customers’ use of free or lower-cost information that is available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it can lose market share when its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services will have a material adverse impact on its business, operating results and financial condition.
The Company is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process, including as to the Company’s recent ESG initiatives, and its implementation with respect to one or more securities and intentional, poor representation of our products and services by our partners or agents or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
MOODY'S 2020 10-K     35

The Introduction of Competing Products, Technologies or Services by Other Companies Can Negatively Impact the Nature and Economics of the Company’s Business.
The markets for credit ratings, research, credit risk management services, research, business intelligence and analytical services are highly competitive and characterized by rapid technological change, changes in customer and investor demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products, technologies and services that anticipate customers’ and investors’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers, some of whom are also suppliers to Moody’s; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which it does business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
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
Moody’s is highly dependent on the continued services of Robert Fauber, the President and Chief Executive Officer, and other senior officers and key employees. The loss of the services of skilled personnel for any reason and Moody’s inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on Moody’s business, operating results and financial condition.
Moody’s Acquisitions, Dispositions and Other Strategic Transactions or Investments May Not Produce Anticipated Results Exposing the Company to Future Significant Impairment Charges Relating to Its Goodwill, Intangible Assets or Property and Equipment.
Moody’s regularly evaluates and enters into acquisition, disposition or other strategic transactions and investments to strengthen its business and grow the Company. For example, Moody’s acquired Bureau van Dijk in 2017, Reis in 2018, and Regulatory DataCorp (RDC) in February 2020. Such transactions and investments present significant challenges and risks. The Company faces intense competition for acquisition targets, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions on favorable terms or at all. Additionally, the Company makes significant investments in technology, including software for internal use, which can be expensive, time-intensive and complex to develop and implement.
36     MOODY'S 2020 10-K

Any strategic transaction involves a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; future developments that impair the value of purchased goodwill or intangible assets; diversion of management’s focus from other business operations; failure to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies; disputes or litigation arising out of acquisitions or dispositions; challenges retaining the customers of the acquired business; coordination of product, sales, marketing and program and systems management functions; integration of employees from the acquired business into Moody’s organization; integration of the acquired business’s accounting, information technology, human resources, legal and other administrative systems with Moody’s; risks that acquired systems expose us to cybersecurity risks; and for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries. The anticipated benefits from an acquisition or other strategic transaction or investment may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions and investments to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.
At December 31, 2020, Moody’s had $4,556 million of goodwill and $1,824 million of intangible assets on its balance sheet. Approximately 93% of the goodwill and intangible assets reside in the MA business, including those related to Bureau van Dijk, and are allocated to the five reporting units within MA: Content; ERS; MALS; Bureau van Dijk; and Reis. The remaining 7% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
The global COVID-19 pandemic may have a material adverse impact on our operations and financial performance, and is having a material adverse impact on the operations and financial performance of many of our customers. It is difficult to predict the extent to which the pandemic and related impacts will adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.
Our operations and financial performance could be negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity and significant volatility and disruption in financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences continue to be uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; uncertainty presented by approved vaccines, corresponding rollout and unanticipated consequences of such vaccine; and the pace of recovery when the COVID-19 pandemic subsides.
The COVID-19 pandemic has subjected our operations and financial performance to a number of risks, including, but not limited to, those discussed below:
–The global credit market disruptions and economic stimulus measures led to robust U.S. investment grade and U.S. speculative grade issuance that may not continue as government programs are scaled back, wound down or terminated and as issuers reassess their capital position and liquidity needs.
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
–Likewise, MA continues to offer quantitative analytics in a highly uncertain, rapidly changing environment where it is difficult to accurately capture the impact of the COVID-19 pandemic within its analytical models across different business sectors and geographies. Any failure of MA’s models to sufficiently account for COVID-19 impacts may impact MA”s reputation, brand and credibility and could result in customer dissatisfaction and/or contract cancellations.
MOODY'S 2020 10-K     37

–Illness, travel restrictions or workforce disruptions could result in reduced sales opportunities for both MIS and MA and result in an extension of the MA sales cycles on existing opportunities as well as higher attrition rates and/or lower yields on renewable contracts.
–The COVID-19 pandemic may decrease demand for the financial intelligence and analytical tools MA provides, in particular in the event that MA’s customers come under financial pressure and reduce spending for the types of products and services offered by MA.
–Our customers are being impacted and will be impacted by the COVID-19 pandemic to differing degrees. Some of our customers may go out of business or lose access to market-based sources of capital, or experience significant spending constraints and layoffs, reducing the number of issuers in the market, issuance volume and demand for our products and services. As a result, we may face pricing pressure on our products, delayed renewals for certain subscription based products, and challenges to new sales which would in turn reduce revenue, ultimately impacting our results of operations.
–The COVID-19 pandemic has increased volatility in the capital markets. The Company might not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase.
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
–As the COVID-19 pandemic continues to affect the global economy, it may have the effect of heightening many of the other risks, such as those surrounding cybersecurity, described in our risk factors in this Form 10-K. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.
C. Technology Risks
The Company is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third party vendors. The risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites or systems, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business, employees or customers), as well as sensitive personally identifiable information (PII), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Further, the Company may be exposed to additional threats as the Company migrates its data from legacy systems to cloud-based solutions, and increased dependence on third parties to store cloud-based data subjects the Company to further cyber risks.
38     MOODY'S 2020 10-K

The Company has invested and continues to invest in risk management and information security measures in order to protect its systems and data, including employee training, disaster plans, and technical defenses. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex, and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from, and has in the past experienced, security threats and system disruptions. Although past incidents have not had a material adverse effect on the Company's operating results, there can be no assurance of a similar result in the future. Because the methods used for these systems cyberattacks are rapidly changing, the Company, despite significant focus and investment, may be unable to anticipate/deploy sufficient protections against such incidents. Further, the extent of a particular security incident and the steps needed to investigate may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident, including the extent of the harm and how best to remediate it, is known. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity compliance requirements, including additional regulatory expectations for oversight of vendors and service providers. Cybersecurity incidents, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, could cause reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. In addition, disclosure or media reports of actual or perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions oversight and scrutiny.
Any of the foregoing may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company is Exposed to Risks Related Protection of Confidential Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, laws such as the California Consumer Privacy Act, enacted in January 2020, will, among other things, require covered companies to provide new disclosures to consumers, and affords consumers new abilities to opt-out of certain sales of personal information. The effects of non-compliance with the CCPA and other similar data privacy laws in other jurisdictions are significant, however, and may require us to modify our data processing practices and policies and to incur additional costs and expenses. All of these evolving compliance and operational requirements have required changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders. the cessation of existing business practices, and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
The Company Is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, Cloud and Network Infrastructure (Together, “Third Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.
Moody’s relies on Third Party Technology in connection with its product development and offerings and operations. The Company depends on the ability of Third Party Technology providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, provide data necessary to develop and maintain its products and respond to emerging industry standards and other technological changes. The Third Party Technology Moody’s uses can become obsolete or restrictive, incompatible with future versions of the Company’s products, fail to be comprehensive or accurate, unavailable or fail to operate effectively (including as a result of the COVID-19 pandemic), and Moody’s business could be adversely affected when the Company is unable to timely or effectively replace such Third Party Technology.
The Company also monitors its use of Third Party Technology to comply with applicable license and other contractual requirements. Despite the Company’s efforts, the Company cannot ensure that such third parties will permit Moody’s use in the future, resulting in increased Third Party Technology acquisition costs and loss of rights. In addition, the Company’s operating costs could increase if license or other usage fees for Third Party Technology increase or the efforts to incorporate enhancements to Third Party Technology are substantial. In the ordinary course, our third-parties, including our vendors, are subject to various forms of cyber attacks. To date, such attacks have not resulted in a material adverse impact to our business operations, but there can be no guarantee we will not experience such an impact. Some of these third-party suppliers are also Moody’s competitors, increasing the risks noted above. When any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.
MOODY'S 2020 10-K     39

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2020, Moody’s operations were conducted from 26 U.S. offices and 98 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.     LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 –“Financial Statements”, Note 21 “Contingencies” in this Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
40     MOODY'S 2020 10-K

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	2,306	$—	—	$1,081 million
November 1- 30	396,164	$277.73	395,735	$971 million
December 1- 31	511,332	$278.92	502,196	$831 million
Total	909,802	$278.40	897,931
(1)Includes surrender to the Company of 2,306, 429 and 9,136 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On October 22, 2018, the Board approved $1 billion in share repurchase authority, which was fully utilized during 2020. On December 16, 2019, the Board approved an additional $1 billion in share repurchase authority, which at December 31, 2020 had approximately $831 million of remaining authority. Additionally, on February 9, 2021, the Board approved an additional $1.0 billion of share repurchase authority. There is no established expiration date for either of the aforementioned remaining authorizations.
During the fourth quarter of 2020, Moody’s issued 0.2 million shares under employee stock-based compensation plans.
COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2021 was 1,721. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2020, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,167,939	(1)	$133.95	17,620,777	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	3,167,939		$133.95	17,620,777
(1)Includes 2,505,011 options and unvested restricted shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan and 5,418 unvested restricted shares outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 657,510 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout of 200% of the target award for performance shares granted in 2018, 2019 and 2020. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 328,755.
(2)Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 14,102,262 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 8,032,220 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan and 887,433 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 2,631,082 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.
MOODY'S 2020 10-K     41

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Composite Index and the Russell 3000 Financial Services Index. Both of the aforementioned indexes are easily accessible to the Company’s shareholders in newspapers, the internet and other readily available sources for purposes of the following graph.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2015. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 206% during the performance period as compared with a total return during the same period of 103% and 84% for the S&P 500 Composite Index and the Russell 3000 Financial Services Index, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the S&P 500 Index
and the Russell 3000 Financial Services Index

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
Moody’s Corporation	$100.00	$95.41	$151.24	$145.03	$248.37	$306.18
S&P 500 Composite Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Russell 3000—Financial Services Index	$100.00	$117.96	$141.49	$129.67	$172.37	$183.75

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
42     MOODY'S 2020 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 71 and Item 1A. “Risk Factors” commencing on page 29 for a discussion of uncertainties, risks and other factors associated with these statements.
THE COMPANY
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports in two segments: MIS and MA.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings in the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of financial instrument pricing services in the Asia-Pacific region, revenue from providing ESG research, data and assessments and revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MA is a global provider of data and analytic solutions which help companies make better and faster decisions. MA’s analytic models, industry insights, software tools and proprietary data assets allow companies to inform and perform many critical business activities with trust and confidence. MA’s approach to aggregating, broadening and deepening available data, research, analytic tools and software solutions fosters a more integrated and efficient delivery to MA's customers resulting in better decisions around risks and opportunities.
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
The Company experienced disruption in certain sectors of its business beginning late in the first quarter of 2020 resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this annual report on Form 10-K, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis, including the length of time to distribute a vaccine. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis could impact the results of operations and cash flows of the Company in the near term, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption and to maintain compliance with its debt covenants.
In 2020, in order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company added $700 million in additional long-term borrowings as more fully discussed in the section entitled "Liquidity and Capital Resources" below and in Note 18 to the consolidated financial statements. In addition, the Company reduced discretionary spending, including temporarily suspending its share repurchase program beginning late in the first quarter of 2020 and spanning through the third quarter. The Company resumed its share repurchase program in the fourth quarter of 2020.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company utilized certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
MOODY'S 2020 10-K     43

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
The Company has seven primary reporting units at December 31, 2020: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: Content, ERS, MALS, Bureau van Dijk and Reis. The Content reporting unit offers subscription-based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts, business intelligence and company information products. The ERS reporting unit provides products and services that support the credit risk management and regulatory compliance activities of financial institutions and also provides advanced actuarial software for the life insurance industry. These products and services are primarily delivered via software that is licensed on a perpetual basis or sold on a subscription basis. The MALS reporting unit consists of the portion of the MA business that offers both credit training as well as other professional development training. The Bureau van Dijk reporting unit primarily consists of the Bureau van Dijk business and the newly acquired RDC and AM businesses, and provides business intelligence and company information products. The Reis reporting unit, which consists of the Reis business and newly acquired Catylist business, provides commercial real estate market information and analytical tools.
The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be quantitatively determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the fair value of the reporting unit is less than the carrying value, the Company will record a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions, realignments of reporting units or if there are indicators of potential impairment. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.
Interim goodwill impairment assessments performed in 2020 in advance of the Company's annual assessment
During the first half of 2020, the observable market capitalization of ICRA declined to a level that resulted in a significant decline in headroom (the amount by which the fair value of a reporting unit exceeds its carrying value) from amounts reported in the Company's Form 10-K for the year ended December 31, 2019. ICRA is a publicly traded company in India, and accordingly the Company is able to derive its fair value based on its observable average market capitalization (plus a control premium) over a relatively short duration of time. While the estimate of the fair value of the ICRA reporting unit resulted in no impairment of goodwill in the first half of 2020, further declines in ICRA's average market capitalization could result in impairment in future quarters. As of the date of the filing of this annual report on Form 10-K, the ICRA market capitalization reflects a level that does not result in impairment.
As discussed in further detail in Note 10 to the Company's consolidated financial statements, ICRA has disclosed that it completed the internal examinations it conducted into anonymous allegations that were forwarded to ICRA by SEBI, certain additional allegations made during the course of that examination, and a separate anonymous complaint. ICRA reported that its Board of Directors have taken appropriate actions based on the findings of the completed examinations. As of the date of this annual report on Form 10-K, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
44     MOODY'S 2020 10-K

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
Annual goodwill impairment assessment performed at July 31, 2020
At July 31, 2020, the Company performed qualitative assessment for each of the reporting units. The qualitative analyses resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
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
Sensitivity Analysis and Key Assumptions for Deriving the Fair Value of a Reporting Unit
The following table identifies the amount of goodwill allocated to each reporting unit as of December 31, 2020 and the amount by which the net assets of each reporting unit would exceed the fair value under Step 2 of the goodwill impairment test as prescribed in ASC Topic 350, assuming hypothetical reductions in their fair values as of the date of the last quantitative goodwill impairment assessment for each reporting unit (June 30, 2020 for ICRA and Reis; July 31, 2019 for all remaining reporting units).

		Sensitivity Analysis
		Deficit Caused by a Hypothetical Reduction to Fair Value
	Goodwill	10%	20%	30%	40%
MIS	$99	$—	$—	$—	$—
Content	381	—	—	—	—
ERS	800	—	—	—	—
MALS	127	—	—	(12)	(37)
ICRA	212	—	(2)	(44)	(85)
Bureau van Dijk	2,746	—	—	—	(266)
Reis	191	—	(22)	(48)	(74)
Totals	$4,556	$—	$(24)	$(104)	$(462)

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
MOODY'S 2020 10-K     45

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
On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and reduces the statutory federal corporate income tax rate from 35% to 21%. From enactment of the Tax Act through December 31, 2018, the Company recorded a provision of $236 million related to the transition tax. In addition, the Company has recorded a deferred tax asset of $50 million related to potential foreign tax credits which could be realized if certain UTPs resulted in tax assessments. The transition tax liability reported on the Company’s 2017 and 2018 tax returns is payable over eight years starting in 2018 and will not accrue interest.
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
46     MOODY'S 2020 10-K

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
Contingencies
Accounting for contingencies, including those matters described in Note 21 to the consolidated financial statements, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimates of the current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.
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
MOODY'S 2020 10-K     47

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
Accounts Receivable Allowances
On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” as more fully described in Note 1 to the consolidated financial statements. As the Company's accounts receivable are short-term in nature, the adoption of this ASU did not have a material impact to the Company's allowance for bad debts or its policies and procedures for determining the allowance.
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are grouped based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information, and is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and reasonable and supportable forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.
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
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2020 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
Moody’s major assumptions vary by plan and assumptions used are set forth in Note 15 to the consolidated financial statements. In determining these assumptions, the Company consults with third-party actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2020 to accompany the Pri2012 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.
When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2020 that have not been recognized in annual expense are $152 million, and Moody’s expects to recognize a net periodic expense of $11 million in 2021 related to the amortization of actuarial losses.
For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the
48     MOODY'S 2020 10-K

impact of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2020, the Company has an unrecognized asset gain of $49 million, of which $13 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets component of 2021 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2021 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2021 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2021	Estimated Impact on 2021 Income before Provision for Income Taxes (Decrease)/Increase
Weighted Average Discount Rates (1)	2.24%/2.30%	$(11)
Weighted Average Assumed Compensation Growth Rate	3.62%	$2
Assumed Long-Term Rate of Return on Pension Assets	5.45%	$(5)
(1)Weighted average discount rates of 2.24% and 2.30% for pension plans and Other Retirement Plans, respectively.
Based on current projections, the Company estimates that expenses related to Retirement Plans will be approximately $31 million in 2021, an increase compared to the $27 million recognized in 2020.
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
Restructuring
The Company has engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee benefit costs, contract termination costs and asset impairments. If the actual amounts differ from these estimates, the amount of the restructuring charge could be impacted. For a full description of Moody’s restructuring actions, refer to Note 11 to the consolidated financial statements.
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
REPORTABLE SEGMENTS
The Company is organized into two reportable segments at December 31, 2020: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 22 to the consolidated financial statements.
MOODY'S 2020 10-K     49

RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses year ended December 31, 2020 and 2019 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2018 financial results and year-to-year comparisons between the years ended December 31, 2019  and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Potential Impact of COVID-19 on the Company's future operating results
–The Company is closely monitoring the impact of COVID-19 on all aspects of its business (refer to the section above entitled "COVID-19" for further detail). The operating results discussed below may not be indicative of future results of the Company due to uncertainties relating to the duration and severity of the pandemic and its potential impact on Moody's. The Company remains committed to disciplined cost management through this period of uncertainty.
–As of the date of the filing of this annual report on Form 10-K, the Company believes that the most significant risks to its 2021 financial results relating to COVID-19 uncertainties are as follows:
–MIS: within the MIS segment, the most notable risks to near-term financial performance may be:
–the potential for continued volatility in issuance. The Company observed significant market disruption and a widening of credit spreads late in the first quarter of 2020, followed by strong corporate bond issuance activity during the remainder of 2020. Future market volatility and widening of credit spreads could have a material impact on MIS's near-term operating results;
–corporate debt issuance (both investment-grade and speculative-grade) may moderate compared to issuance levels observed in 2020. While issuance was strong in 2020, a portion of the 2020 activity was elevated as a result of corporate issuers bolstering their balance sheets in light of uncertainties regarding the COVID-19 pandemic; and
– declines in leveraged loan issuance could result in a decrease in availability of collateral for securitization activity, which could then result in further declines in CLO activity.
–MA: within the MA segment, the most notable risks to near-term financial performance may be:
–reductions in discretionary spending by MA’s customer base and social distancing measures could result in fewer new sales opportunities being identified and an extension of sales cycles on existing opportunities, particularly related to software sales; and
–higher attrition rates and/or lower yields on renewable contracts.
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:

–Vigeo Eiris on April 12, 2019;	–Regulatory DataCorp on February 13, 2020;
–Four Twenty Seven on July 22, 2019;	–Acquire Media on October 21, 2020;
–RiskFirst on July 25, 2019;
–ABS Suite on October 1, 2019;
–On November 8, 2019, the Company sold its MAKS business to Equistone Partners Europe Limited, a European private equity firm. The operating results of MAKS are reported within the MA segment (and PS LOB) through the November 8, 2019 closing of the transaction. Beginning in 2020, revenue from the MALS unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.
–Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition/divestiture activity.
50     MOODY'S 2020 10-K

Year ended December 31, 2020 compared with year ended December 31, 2019
Executive Summary
–The following table provides an executive summary of key operating results for the year ended December 31, 2020. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Year Ended December 31,
Financial measure:	2020	2019	% Change Favorable / (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$5,371	$4,829	11%	— reflects strong growth in both segments
MIS External Revenue	$3,292	$2,875	15%
— primary driver of growth reflects higher corporate debt issuance (both investment-grade and high-yield) as issuers bolstered liquidity positions in response to COVID-19 uncertainties and issued opportunistically for refinancing needs

MA External Revenue	$2,079	$1,954	6%
— strong renewals and new sales of credit research and data feeds, as well as demand for KYC and compliance solutions;
— demand for insurance compliance products along with credit assessment and loan origination solutions in ERS; and
— inorganic growth from acquisitions.

Total operating and SG&A expenses	$2,704	$2,554	(6%)
— additional compensation expense resulting from hiring activity and merit increases coupled with higher incentive compensation aligned with financial and operating performance;
— higher costs to support strategic initiatives to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth; partially offset by:
— lower travel costs and disciplined expense management in light of the COVID-19 crisis coupled with benefits from the 2018 Restructuring Program

Restructuring	$50	$60	17%	— charges are pursuant to the Company's restructuring programs, more fully discussed in Note 11 to the consolidated financial statements
Operating Margin	44.5%	41.4%	310BPS	— margin expansion reflects strong revenue growth partially offset by growth in operating expenses
Adjusted Operating Margin	49.7%	47.4%	230BPS
ETR	20.3%	21.0%	70BPS	— decrease primarily due to a deferred tax benefit in 2020 resulting from a non-U.S. corporate reorganization
Diluted EPS	$9.39	$7.42	27%	— increase reflects strong operating income/Adjusted Operating Income growth as described above
Adjusted Diluted EPS	$10.15	$8.29	22%
MOODY'S 2020 10-K     51

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
United States	$2,955	$2,544	16%
Non-U.S.:
EMEA	1,545	1,446	7%
Asia-Pacific	571	551	4%
Americas	300	288	4%
Total Non-U.S.	2,416	2,285	6%
Total	5,371	4,829	11%
Expenses:
Operating	1,475	1,387	(6%)
SG&A	1,229	1,167	(5%)
Restructuring	50	60	17%
Depreciation and amortization	220	200	(10%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	14	36%
Total	2,983	2,831	(5%)
Operating income	2,388	1,998	20%
Adjusted Operating Income (1)	2,667	2,291	16%
Interest expense, net	(205)	(208)	1%
Other non-operating income, net	46	20	130%
Non-operating (expense) income, net	(159)	(188)	15%
Net income attributable to Moody’s	$1,778	$1,422	25%
Diluted weighted average shares outstanding	189.3	191.6	1%
Diluted EPS attributable to Moody’s common shareholders	$9.39	$7.42	27%
Adjusted Diluted EPS (1)	$10.15	$8.29	22%
Operating margin	44.5%	41.4%
Adjusted Operating Margin (1)	49.7%	47.4%
Effective tax rate	20.3%	21.0%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

52     MOODY'S 2020 10-K

GLOBAL REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

Global revenue ⇑ $542 million	U.S. Revenue ⇑ $411 million	Non-U.S. Revenue ⇑ $131 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Operating Expense ⇑ $88 million	SG&A Expense ⇑ $62 million
------------------------------------------------

Compensation expenses increased $69 million reflecting:	Compensation expenses increased $43 million reflecting:
— hiring activity and salary increases; and	— hiring activity and salary increases partially offset by benefits from the 2018 Restructuring Program; and
— higher incentive compensation accruals aligned with financial and operating performance.	— an increase in incentive compensation aligned with financial and operating performance.

Non-compensation expenses increased $19 million reflecting:	Non-compensation expenses increased $19 million reflecting:
— higher costs to support strategic initiatives to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency; and
partially offset by:	— higher estimates for credit losses of approximately $18 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers;
— lower travel costs and disciplined expense management in light of the COVID-19 crisis.
partially offset by:
— lower travel costs and disciplined expense management in light of the COVID-19 crisis; and
— a $16 million captive insurance company settlement in 2019.
MOODY'S 2020 10-K     53

Other Expenses
The restructuring charge of $50 million in 2020 primarily relates to:
▪the non-cash impairment of certain leased real estate assets (ROU Assets and leasehold improvements) pursuant to the rationalization of certain real estate in response to the COVID-19 pandemic; and
▪severance costs associated with a strategic realignment in the MA segment.
The $60 million restructuring charge in 2019 relates to actions pursuant to the Company’s 2018 Restructuring Program which consisted of relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate due to consolidation of various business activities.
Further detail on the Company's restructuring programs are more fully discussed in Note 11 to the consolidated financial statements.
The loss pursuant to the divestiture of MAKS in both years relates to the Company's strategic divestiture of this business.

Operating margin 44.5%, up 310 BPS	Adjusted Operating Margin 49.7%, up 230 BPS

Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth partially offset by growth in expenses.

Interest Expense, net ⇓ $3 million	Other non-operating income ⇑ $26 million

Primarily reflects:	The increase was primarily due to:
— a $17 million benefit from a fair value hedge settled in connection with the early redemption of the 2017 Senior Notes;	— FX gains of approximately $2 million in 2020 compared to $18 million in FX losses in the same period of the prior year.
— a $16 million higher benefit from fair value swaps (more fully discussed in Note 7 to the consolidated financial statements);
partially offset by:
— a combined $24 million prepayment penalty in 2020 on the early redemption of the 2018 Senior Notes and 2017 Senior Notes

ETR ⇓ 70BPS
The decrease in the ETR is primarily due to a deferred tax benefit resulting from a non-U.S. corporate reorganization.

Diluted EPS ⇑ $1.97	Adjusted Diluted EPS ⇑ $1.86

Diluted EPS in 2020 of $9.39 increased $1.97 compared to 2019, with both periods including the aforementioned restructuring charges. The growth in EPS is mainly due to the aforementioned growth in operating income.

Adjusted Diluted EPS of $10.15 in 2020 increased $1.86 compared to 2019 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS). The growth in Adjusted Diluted EPS is primarily due to the aforementioned growth in Adjusted Operating Income.

54     MOODY'S 2020 10-K

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Corporate finance (CFG)	$1,857	$1,497	24%
Structured finance (SFG)	362	427	(15%)
Financial institutions (FIG)	530	476	11%
Public, project and infrastructure finance (PPIF)	496	446	11%
Total ratings revenue	3,245	2,846	14%
MIS Other	47	29	62%
Total external revenue	3,292	2,875	15%
Intersegment royalty	148	134	10%
Total	3,440	3,009	14%
Expenses:
Operating and SG&A (external)	1,380	1,265	(9%)
Operating and SG&A (intersegment)	7	9	22%
Restructuring	19	31	39%
Depreciation and amortization	70	71	1%
Total expense	1,476	1,376	(7%)
Operating income	$1,964	$1,633	20%
Restructuring	19	31	39%
Depreciation and amortization	70	71	1%
Captive insurance company settlement	—	10	100%
Adjusted Operating Income	$2,053	$1,745	18%
Operating margin	57.1%	54.3%
Adjusted Operating Margin	59.7%	58.0%

MOODY'S 2020 10-K     55

MOODY'S INVESTORS SERVICE REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $417 million	U.S. Revenue ⇑ $347 million	Non-U.S. Revenue ⇑ $70 million
–The increase in global MIS revenue (and in both U.S. and non-U.S. revenue) reflected growth across all LOBs, excluding SFG.

CFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $360 million	U.S. Revenue ⇑ $323 million	Non-U.S. Revenue ⇑ $37 million
Global CFG revenue for the years ended December 31, 2020 and 2019 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

56     MOODY'S 2020 10-K

The increase in CFG revenue of 24% reflected growth both in the U.S. (33%) and internationally (7%), which resulted in a $344 million increase in transaction revenue. The most notable drivers of the CFG revenue growth were:
–strong growth in investment-grade rated issuance volumes reflecting:
–corporate issuers bolstering their liquidity positions in light of uncertainties regarding the duration and severity of the COVID-19 crisis;
–opportunistic issuance for refinancing in light of the current ongoing favorable market conditions.
–strong growth in speculative-grade rated issuance volumes despite severe market disruption in this sector in March 2020 relating to the COVID-19 crisis. Subsequent to this disruption in the first quarter of 2020, high-yield market sentiment improved and credit spreads tightened resulting in strong growth in rated issuance volumes; and
–benefits from favorable changes in product mix and pricing increases.

SFG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇓ $65 million	U.S. Revenue ⇓ $56 million	Non-U.S. Revenue ⇓ $9 million
Global SFG revenue for the years ended December 31, 2020 and 2019 was comprised as follows:
The decrease in SFG revenue of 15% reflected declines both in the U.S. (21%) and internationally (6%). Transaction revenue declined $71 million. The most notable factors contributing to the decline in SFG revenue were:
–reduced activity in the CLO asset class resulting from:
–challenges in the leveraged loan market resulting in lower loan supply (refer to CFG discussion above);
–wider credit spreads through much of the year in response to uncertainties relating to the COVID-19 crisis; and
–an increasingly competitive landscape.
–declines in U.S. CMBS securitization activity as commercial retail and hotel properties have been negatively impacted by the COVID-19 crisis.
MOODY'S 2020 10-K     57

FIG REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $54 million	U.S. Revenue ⇑ $50 million	Non-U.S. Revenue ⇑ $4 million
Global FIG revenue for the years ended December 31, 2020 and 2019 was comprised as follows:
Transaction revenue grew by $53 million compared to the same period in the prior year.
The 11% increase in FIG revenue was mainly due to:
–growth in U.S. banking and insurance rated issuance volumes as financial institutions and insurers fortified their balance sheets in light of uncertainties relating to the COVID-19 crisis and favorable market conditions;
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

58     MOODY'S 2020 10-K

PPIF: Global revenue ⇑ $50 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $21 million
Global PPIF revenue for the years ended December 31, 2020 and 2019 was comprised as follows:
Transaction revenue increased $45 million compared to the same period in the prior year.
The 11% increase in PPIF revenue resulted primarily from:
–higher U.S. public finance refunding volumes resulting from continued low benchmark interest rates, including refinancing by way of taxable transactions;
–higher infrastructure finance revenue resulting from investment-grade issuers bolstering their balance sheets in light of uncertainties regarding the duration and severity of the COVID-19 crisis; and
–benefits from favorable changes in product mix and pricing increases.

MIS: Operating and SG&A Expense ⇑ $115 million

The growth reflects a $98 million and $17 million increase in compensation and non-compensation expenses, respectively. The most notable drivers of these increases are as follows:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— annual salary increases and hiring;
— approximately $27 million in higher costs to support the
Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;

— higher incentive compensation aligned with financial and operating performance;
— inorganic expense growth from the aforementioned acquisitions; partially offset by	— higher estimates for bad debt reserves of $11 million primarily resulting from the anticipated impact of the COVID-19 crisis on the Company's customers; partially offset by:
— benefits from the 2018 Restructuring Program
— lower travel costs of $17 million and disciplined expense management in light of the COVID-19 crisis; and
— a $10 million charge in the prior year for a captive insurance company settlement

MOODY'S 2020 10-K     59

Other Expenses
The restructuring charges in both years relate to the Company's restructuring programs, which are more fully discussed in Note 11 to the consolidated financial statements.

MIS: Operating Margin 57.1% ⇑ 280BPS	Adjusted Operating Margin 59.7% ⇑ 170BPS

MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth outpacing expense growth.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2020	2019
Revenue:
Research, data and analytics (RD&A)	$1,514	$1,273	19%
Enterprise risk solutions (ERS)	565	522	8%
Professional services (PS)	—	159	(100%)
Total external revenue	2,079	1,954	6%
Intersegment revenue	7	9	(22%)
Total MA Revenue	2,086	1,963	6%
Expenses:
Operating and SG&A (external)	1,324	1,289	(3%)
Operating and SG&A (intersegment)	148	134	(10%)
Restructuring	31	29	(7%)
Depreciation and amortization	150	129	(16%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	14	36%
Total expense	1,662	1,598	(4%)
Operating income	$424	$365	16%
Restructuring	31	29	(7%)
Depreciation and amortization	150	129	(16%)
Acquisition-Related Expenses	—	3	100%
Loss pursuant to the divestiture of MAKS	9	14	36%
Captive insurance company settlement	—	6	100%
Adjusted Operating Income	$614	$546	12%
Operating margin	20.3%	18.6%
Adjusted Operating Margin	29.4%	27.8%

60     MOODY'S 2020 10-K

MOODY'S ANALYTICS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $125 million	U.S. Revenue ⇑ $64 million	Non-U.S. Revenue ⇑ $61 million
The 6% increase in global MA revenue reflects strong growth in RD&A and ERS, partially offset by a decline in revenue resulting from the divestiture of the MAKS business in the fourth quarter of 2019.
–The increase in revenue for both the U.S. and non-U.S regions reflected growth in both RD&A and ERS and included the impact of 2020 acquisitions.
–The increase in non-U.S. revenue was partially offset by a decline in revenue resulting from the divestiture of MAKS in the fourth quarter of 2019.
–The increase in relationship revenue as a percentage of total revenue from 85% in 2019 to 91% in 2020 reflects the divestiture of the transaction revenue-based MAKS business in 2019.
–Organic revenue growth was 8%.

RD&A REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $241 million	U.S. Revenue ⇑ $110 million	Non-U.S. Revenue ⇑ $131 million
Global RD&A revenue grew 19% compared to 2019 with the most notable drivers of the growth reflecting:
–inorganic revenue growth from the acquisitions of RDC, ABS Suite and Acquire Media;
–strong renewals and new sales as well as benefits of pricing increases related to credit research and data feeds; and
–strong demand for solutions that address customer identity requirements, such as know-your-customer and compliance solutions.
Organic revenue growth for RD&A was 10%.

MOODY'S 2020 10-K     61

ERS REVENUE
2020----------------------------------------------------------------------------------------------------------------------2019
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $43 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $25 million
Global ERS revenue increased 8% compared to 2019 with the most notable drivers of the growth reflecting:
–continued strong demand for credit assessment and loan origination solutions;
–increased demand for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–inorganic revenue growth from the acquisition of RiskFirst.
Organic revenue growth for ERS was 6%.

MA: Operating and SG&A Expense ⇑ $35 million
The increase in operating and SG&A expenses compared to 2019 reflected growth in both compensation and non-compensation costs of approximately $14 million and $21 million, respectively. The most notable drivers of this growth were:

Compensation costs	Non-compensation costs
— annual salary increases and hiring; partially offset by:
— approximately $75 million in higher costs to support
strategic initiatives to enhance technology
infrastructure to enable automation, innovation and
efficiency as well as to support business growth; partially offset by:

— benefits from the 2018 Restructuring Program

— lower travel costs of approximately $40 million coupled with disciplined expense management across other expense categories in light of the COVID-19 crisis

62     MOODY'S 2020 10-K

Other Expenses
The restructuring charges in both years relate to the Company's restructuring programs as more fully discussed in Note 11 to the consolidated financial statements.
The $9 million and $14 losses pursuant to the divestiture of MAKS in both 2020 and 2019 relate to the Company's strategic divestiture of this business.

MA: Operating Margin 20.3% ⇑ 170BPS	Adjusted Operating Margin 29.4% ⇑ 160BPS

The operating margin and Adjusted Operating Margin expansion for MA both reflect RD&A and ERS revenue growth partially offset by modest expense growth.
MARKET RISK
Foreign exchange risk:
Moody’s maintains a presence in more than 40 countries. In 2020, approximately 42% of the Company’s revenue and approximately 39% of the Company expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2020, approximately 61% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
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

Foreign Currency Forwards (1)		Impact on fair value of contract if foreign currency weakened by 10%
Sell	Buy
U.S. dollar	British pound	$30 million unfavorable impact
U.S. dollar	Canadian dollar	$10 million unfavorable impact
U.S. dollar	Euro	$45 million unfavorable impact
U.S. dollar	Japanese yen	$1 million unfavorable impact
U.S. dollar	Singapore dollar	$5 million unfavorable impact
U.S. dollar	Indian Rupee	$2 million unfavorable impact
U.S. dollar	Russian Ruble	$1 million unfavorable impact
Euro	British pound	$14 million unfavorable impact
(1)Refer to Note 7 to the consolidated financial statements in Item 8 of this Form 10-K for further detail on the forward contracts.
The change in fair value of the foreign exchange forward contracts would be offset by FX revaluation gains or losses on underlying assets and liabilities denominated in currencies other than a subsidiary’s functional currency.
Derivatives and non-derivatives designated as net investment hedges:
The Company designates derivative instruments and foreign currency-denominated debt as hedges of foreign currency risk of net investments in certain foreign subsidiaries (net investment hedges) under ASC Topic 815, Derivatives and Hedging.
Cross-currency swaps and forward contracts
As of December 31, 2020, the Company had the following derivative instruments designated as hedges of euro denominated net investments in subsidiaries:
•Cross-currency swaps to exchange an aggregate amount of €1,079 million with corresponding euro fixed interest rates for an aggregate amount of $1,220 million with corresponding USD fixed interest rates.
•Cross-currency swaps to exchange an aggregate amount of €959 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $1,080 million with corresponding interest based on the floating 3-month U.S. LIBOR.
•Foreign currency forward contracts to sell euro with the aggregate notional amount of €524 million and buy U.S. dollar in the aggregate notional amount of $627 million.
MOODY'S 2020 10-K     63

If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $313 million unfavorable impact to the fair value of the cross-currency swaps and forward contracts recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
As of December 31, 2020, the Company also had a foreign currency forward contract to hedge the foreign currency risk related to a British pound dominated net investment in subsidiaries. The foreign currency forward contract is to sell British pound with the notional amount of £134 million and buy euro in the aggregate notional amount of €148 million. If the British pound were to strengthen 10% relative to the euro, there would be an approximate $20 million unfavorable impact to the fair value of the forward contract recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Euro-denominated debt
As of December 31, 2020, the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $153 million unfavorable adjustment to OCI related to this net investment hedge. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.
Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to the desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $52 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
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
64     MOODY'S 2020 10-K

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable (unfavorable)
	2020	2019
Net cash provided by operating activities	$2,146	$1,675	$471
Net cash (used in) provided by investing activities	$(1,077)	$36	$(1,113)
Net cash used in financing activities	$(351)	$(1,563)	$1,212
Free Cash Flow (1)	$2,043	$1,606	$437
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities increased $471 million compared to the prior year reflecting:
–an increase in net income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion) coupled with various changes in working capital;
partially offset by:
–a $99 million contribution to the Company's funded pension plan in the first quarter of 2020; and
–a $68 million payment made in conjunction with the settlement of treasury lock interest rate forward contracts as more fully described in Note 7 to the consolidated financial statements.
Net cash (used in) provided by investing activities
The $1,113 million increase in cash flows used in investing activities compared to 2019 primarily reflects:
–an increase in cash paid for acquisitions of $735 million (refer to Note 9 to the consolidated financial statements for further discussion on the Company's M&A activity);
–$226 million of net cash received relating to the MAKS divestiture in 2019; and
–$113 million in higher net purchases of investments in 2020 compared to the same period in the prior year (refer to Note 6 to the consolidated financial statements for further information on the Company's investments).
Net cash used in financing activities
The $1,212 million decrease in cash used in financing activities was primarily attributed to:
–the net issuance of $691 million in long-term debt during 2020 compared to a net repayment of $126 million in long-term debt in 2019; and
–lower cash paid for treasury share repurchases of $488 million compared to the same period in the prior year.
Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.7 billion at December 31, 2020 included approximately $1.5 billion located outside of the U.S. Approximately 14% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
MOODY'S 2020 10-K     65

Other Material Future Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2021. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources.
Moody's remains committed to using its strong cash flow to create value for shareholders by both investing in the Company's employees and growing the business through targeted organic initiatives and inorganic acquisitions aligned with strategic priorities. Additional excess capital is returned to the Company’s shareholders via a combination of dividends and share repurchases.
Dividends and Share Repurchases
On February 9, 2021, the Board approved the declaration of a quarterly dividend of $0.62 per share for Moody’s common stock, payable March 18, 2021 to shareholders of record at the close of business on February 25, 2021. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On December 16, 2019, the Board approved $1 billion in share repurchase authority, which at December 31, 2020 had approximately $831 million of remaining authority. Also, on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority, which may be utilized following the completion of the authority granted on December 16, 2019.
Beginning late in the first quarter of 2020 and through the third quarter of 2020, the Company suspended its share repurchase activity to preserve liquidity in light of uncertainties regarding the severity and duration of the COVID-19 crisis. The Company resumed its share repurchase program in the fourth quarter of 2020.
Other cash requirements
The Company has future cash requirements, including operating leases and debt service and payments, as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
During 2020, in response to uncertainties relating to the severity and duration of the COVID-19 crisis, the Company increased its long-term debt position by $700 million via public offerings to bolster liquidity. The key terms of these transactions are more fully discussed in Note 18 to the consolidated financial statements in Item 8 of this Form 10-K.
At December 31, 2020, Moody’s had $6.4 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility as more fully discussed in Note 18 to the consolidated financial statements. At December 31, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At December 31, 2020, there were no such cross defaults.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2020 is as follows:
For additional information on the Company's outstanding debt, refer to Note 18 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
66     MOODY'S 2020 10-K

Off-Balance Sheet Arrangements
At December 31, 2020, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of December 31, 2020:

		Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Indebtedness (1)	$9,167	$192	$1,373	$1,492	$6,110
Operating lease obligations	579	110	192	160	117
Purchase obligations	224	108	107	9	—
Pension obligations (2)	149	46	22	21	60
Total (3)	$10,119	$456	$1,694	$1,682	$6,287
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 18 to the consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 15 to the consolidated financial statements.
(3)The table above does not include the Company’s net long-term tax liabilities of $483 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $33 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $18 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) restructuring; ii) depreciation and amortization; iii) Acquisition-Related Expenses; iv) loss pursuant to the divestiture of MAKS; and v) a captive insurance company settlement. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Depreciation and amortization are excluded because companies utilize productive assets of different estimated useful lives and use different methods of acquiring and depreciating productive assets. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in the prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement relates to the resolution of a matter that is not expected to recur in the future at this magnitude.

Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.
MOODY'S 2020 10-K     67

	Year ended December 31,
	2020	2019
Operating income	$2,388	$1,998
Adjustments:
Restructuring	50	60
Depreciation and amortization	220	200
Acquisition-Related Expenses	—	3
Loss pursuant to the divestiture of MAKS	9	14
Captive insurance company settlement	—	16
Adjusted Operating Income	$2,667	$2,291
Operating margin	44.5%	41.4%
Adjusted Operating Margin	49.7%	47.4%

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) Acquisition-Related Expenses; ii) amortization of acquired intangible assets; iii) restructuring charges/adjustments; iv) loss and a tax charge pursuant to the divestiture of MAKS; and v) a captive insurance company settlement. Acquisition-Related Expenses consist of expenses incurred to complete and integrate the acquisition of Bureau van Dijk. These expenses were excluded in prior years due to the material nature of the cumulative costs incurred over the multi-year integration effort. Acquisition-related expenses from other acquisitions were not material. The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss and tax charge pursuant to the divestiture of MAKS are excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies. The captive insurance company settlement relates to the resolution of a matter that is not expected to recur in the future at this magnitude.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2020		2019
Net income attributable to Moody’s common shareholders		$1,778		$1,422
Pre-Tax Acquisition-Related Expenses	$—		$3
Tax on Acquisition-Related Expenses	—		—
Net Acquisition-Related Expenses		—		3
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$124		$103
Tax on Acquisition-Related Intangible Amortization Expenses	(28)		(24)
Net Acquisition-Related Intangible Amortization Expenses		96		79
Pre-Tax Restructuring	$50		$60
Tax on Restructuring	(12)		(15)
Net Restructuring		38		45
Pre-tax captive insurance company settlement	$—		$16
Tax on captive insurance company settlement	—		(4)
Net captive insurance company settlement		—		12
Tax charge pursuant to the divestiture of MAKS		—		13
Loss pursuant to the divestiture of MAKS		9		14
Adjusted Net Income		$1,921		$1,588
68     MOODY'S 2020 10-K

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Year ended December 31,
	2020		2019
Diluted earnings per share attributable to Moody’s common shareholders		$9.39		$7.42
Pre-Tax Acquisition-Related Expenses	$—		$0.02
Tax on Acquisition-Related Expenses	—		—
Net Acquisition-Related Expenses		—		0.02
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.66		$0.54
Tax on Acquisition-Related Intangible Amortization Expenses	(0.15)		(0.12)
Net Acquisition-Related Intangible Amortization Expenses		0.51		0.42
Pre-Tax Restructuring	$0.26		$0.31
Tax on Restructuring	(0.06)		(0.08)
Net Restructuring		0.20		0.23
Pre-tax captive insurance company settlement	$—		$0.08
Tax on captive insurance company settlement	—		(0.02)
Net captive insurance company settlement		—		0.06
Tax charge pursuant to the divestiture of MAKS		—		0.07
Loss pursuant to the divestiture of MAKS		0.05		0.07
Adjusted Diluted EPS		$10.15		$8.29
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

	Year ended December 31,
	2020	2019
Net cash provided by operating activities	$2,146	$1,675
Capital additions	(103)	(69)
Free Cash Flow	$2,043	$1,606
Net cash (used in) provided by investing activities	$(1,077)	$36
Net cash used in financing activities	$(351)	$(1,563)

MOODY'S 2020 10-K     69

Organic Revenue:
The Company presents organic revenue and organic revenue growth because management deems this metric to be a useful measure which provides additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisitions and divestiture activity. The following table details the periods excluded from each acquisition/divestiture to determine organic revenue.

Acquisition	Acquisition Date	Period excluded to determine organic revenue growth
RiskFirst	July 25, 2019	January 1, 2020 - July 24, 2020
ABS Suite	October 1, 2019	January 1, 2020 - September 30, 2020
Regulatory DataCorp	February 13, 2020	February 13, 2020 - December 31, 2020
Acquire Media	October 21, 2020	October 21, 2020 - December 31, 2020

Divestiture	Divestiture Date
MAKS	November 7, 2019	January 1, 2019 - November 7, 2019
Additionally, subsequent to the divestiture of MAKS in 2019, revenue from the MALS unit, which previous to 2020 was reported in the Professional Services LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material. For purposes of determining organic RD&A revenue growth, MALS revenue has been excluded from 2020 RD&A revenue.
Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Year Ended December 31,
Amounts in millions	2020	2019	Change	Growth
MA revenue	$2,079	$1,954	$125	6%
RiskFirst	(12)	—	(12)
ABS Suite	(6)	—	(6)
Regulatory Data Corp	(52)	—	(52)
Acquire Media	(2)	—	(2)
MAKS	—	(94)	94
Organic MA revenue	$2,007	$1,860	$147	8%

	Year Ended December 31,
Amounts in millions	2020	2019	Change	Growth
RD&A revenue	$1,514	$1,273	$241	19%
ABS Suite	(6)	—	(6)
Regulatory Data Corp	(52)	—	(52)
Acquire Media	(2)	—	(2)
MALS	(56)	—	(56)
Organic RD&A revenue	$1,398	$1,273	$125	10%

	Year Ended December 31,
Amounts in millions	2020	2019	Change	Growth
ERS revenue	$565	$522	$43	8%
RiskFirst revenue	(12)	—	(12)
Organic ERS revenue	$553	$522	$31	6%

70     MOODY'S 2020 10-K

Recently Issued Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements located in Part II, Item 8 on this Form 10-K for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
CONTINGENCIES
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements”, Note 21 “Contingencies” in this Form 10-K.
Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 43 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.

Those factors, risks and uncertainties include, but are not limited to, the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP in the U.S. and worldwide, and on the Company’s own operations and personnel. Many other factors could cause actual results to differ from Moody’s outlook, including credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to Brexit and uncertainty as companies transition away from LIBOR; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to Moody's Investors Service's rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which the Company may be subject from time to time; U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2020, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

MOODY'S 2020 10-K     71

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 on page 63 of this annual report on Form 10-K.
72     MOODY'S 2020 10-K

ITEM 8.     FINANCIAL STATEMENTS
Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
MOODY'S 2020 10-K     73

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
Management of the Company evaluated and assessed the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of Moody's internal control over financial reporting as of December 31, 2020.

/s/ ROBERT FAUBER
Robert Fauber
President and Chief Executive Officer

/s/ MARK KAYE
Mark Kaye
Senior Vice President and Chief Financial Officer
February 19, 2021
74     MOODY'S 2020 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody’s Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standard Codification (ASC) Topic 842, Leases.
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
MOODY'S 2020 10-K     75

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
Carrying value of goodwill
As discussed in Note 10 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $4,556 million. The Company evaluates its reporting units for impairment on an annual basis, or more frequently if there are changes in the reporting structure of the Company or indicators of potential impairment. The Company has seven primary reporting units as of December 31, 2020: two within the Company’s Moody’s Investors Service segment and five within the Moody’s Analytics segment.
We identified the assessment of the carrying value of goodwill in the reporting units within the Moody’s Analytics segment as a critical audit matter on account of the significant degree of judgment required in evaluating assumptions about future operating results and the discount rates used to measure the reporting unit fair values.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s goodwill impairment process, including controls related to future operating results and the discount rates used to measure the reporting unit fair values. We evaluated management’s judgments relating to the assumed revenue growth rates, operating costs, and the discount rates by comparing them to available evidence. We also performed sensitivity analyses to assess the impact of alternative assumptions on management’s impairment conclusion. We compared the Company’s historical revenue and cost forecasts to actual results to assess the Company’s ability to accurately forecast. For certain reporting units, we involved valuation professionals with specialized skill and knowledge, who assisted in assessing the significant assumptions used to develop the discount rates, including the relevance and reliability of the information used.
Gross uncertain tax positions
As discussed in Note 17 to the consolidated financial statements, the Company has recorded uncertain tax positions (UTPs), excluding associated interest, of $483 million as of December 31, 2020. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
We identified the assessment of the Company’s gross UTPs as a critical audit matter because complex judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of the tax positions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s tax process, including those related to the timely identification of UTPs, the assessment of new information related to previously identified UTPs, and the measurement of UTPs. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing transfer pricing studies for compliance with applicable laws and regulations. Additionally, we involved tax professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation of tax laws and judgments about the administrative practices of tax authorities
•inspecting settlement documents with applicable taxing authorities
•assessing the expiration of statutes of limitations
•performing an assessment of the Company’s tax positions and comparing the results to the Company’s assessment.
In addition, we evaluated the Company’s ability to accurately estimate its gross UTPs by comparing historical gross UTPs to actual results upon conclusion of tax audits or expiration of the statute of limitations.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 19, 2021
76     MOODY'S 2020 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$5,371	$4,829	$4,443
Expenses
Operating	1,475	1,387	1,246
Selling, general and administrative	1,229	1,167	1,080
Restructuring	50	60	49
Depreciation and amortization	220	200	192
Acquisition-Related Expenses	—	3	8
Loss pursuant to the divestiture of MAKS	9	14	—
Total expenses	2,983	2,831	2,575
Operating income	2,388	1,998	1,868
Non-operating (expense) income, net
Interest expense, net	(205)	(208)	(215)
Other non-operating income, net	46	20	19
Non-operating (expense) income, net	(159)	(188)	(196)
Income before provision for income taxes	2,229	1,810	1,672
Provision for income taxes	452	381	352
Net income	1,777	1,429	1,320
Less: Net (loss) income attributable to noncontrolling interests	(1)	7	10
Net income attributable to Moody’s	$1,778	$1,422	$1,310
Earnings per share
Basic	$9.48	$7.51	$6.84
Diluted	$9.39	$7.42	$6.74
Weighted average shares outstanding
Basic	187.6	189.3	191.6
Diluted	189.3	191.6	194.4
The accompanying notes are an integral part of the consolidated financial statements
MOODY'S 2020 10-K     77

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,777			$1,429			$1,320
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$361	$(13)	$348	$(22)	$(1)	$(23)	$(315)	$—	$(315)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	32	—	32	—	—	—
Net (losses) gains on net investment hedges	(364)	91	(273)	35	(9)	26	41	(7)	34
Net investment hedges - reclassification of gains included in net income	(1)	—	(1)	(3)	1	(2)	—	—	—
Cash Flow Hedges:
Net losses on cash flow hedges	(68)	17	(51)	—	—	—	(1)	—	(1)
Reclassification of losses included in net income	3	(1)	2	—	—	—	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	8	(2)	6	3	(1)	2	5	(1)	4
Net actuarial (losses) gains and prior service costs	(42)	10	(32)	(32)	8	(24)	6	(2)	4
Total Other Comprehensive (Loss) Income	$(103)	$102	$(1)	$13	$(2)	$11	$(264)	$(10)	$(274)
Comprehensive Income			1,776			1,440			1,046
Less: comprehensive (loss) income attributable to noncontrolling interests			(8)			11			(12)
Comprehensive Income Attributable to Moody’s			$1,784			$1,429			$1,058
The accompanying notes are an integral part of the consolidated financial statements.
78     MOODY'S 2020 10-K

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,597	$1,832
Short-term investments	99	98
Accounts receivable, net of allowances for credit losses of $34 in 2020 and $20 in 2019	1,430	1,419
Other current assets	383	330
Total current assets	4,509	3,679
Property and equipment, net	278	292
Operating lease right-of-use assets	393	456
Goodwill	4,556	3,722
Intangible assets, net	1,824	1,498
Deferred tax assets, net	334	229
Other assets	515	389
Total assets	$12,409	$10,265
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,039	$773
Current portion of operating lease liabilities	94	89
Deferred revenue	1,089	1,050
Total current liabilities	2,222	1,912
Non-current portion of deferred revenue	98	112
Long-term debt	6,422	5,581
Deferred tax liabilities, net	404	357
Uncertain tax positions	483	477
Operating lease liabilities	427	485
Other liabilities	590	504
Total liabilities	10,646	9,428
Contingencies (Note 21)
Redeemable noncontrolling interest	—	6
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2020 and December 31, 2019, respectively.	3	3
Capital surplus	735	642
Retained earnings	11,011	9,656
Treasury stock, at cost; 155,808,563 and 155,215,143 shares of common stock at December 31, 2020 and December 31, 2019, respectively	(9,748)	(9,250)
Accumulated other comprehensive loss	(432)	(439)
Total Moody’s shareholders’ equity	1,569	612
Noncontrolling interests	194	219
Total shareholders’ equity	1,763	831
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$12,409	$10,265
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2020 10-K     79

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$1,777	$1,429	$1,320
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	220	200	192
Stock-based compensation	154	136	130
Deferred income taxes	(44)	(38)	(99)
Prepayment penalty relating to early redemption of debt	24	12	—
Settlement of treasury rate lock	(68)	—	—
ROU Asset impairment & other non-cash restructuring/impairment charges	36	38	—
Loss pursuant to the divestiture of MAKS	9	14	—
Changes in assets and liabilities:
Accounts receivable	31	(134)	(136)
Other current assets	(38)	(88)	(9)
Other assets	(49)	(69)	(17)
Lease obligations	(10)	(16)	—
Accounts payable and accrued liabilities	247	65	(99)
Deferred revenue	(29)	76	139
Unrecognized tax positions and other non-current tax liabilities	(12)	8	59
Other liabilities	(102)	42	(19)
Net cash provided by operating activities	2,146	1,675	1,461
Cash flows from investing activities
Capital additions	(103)	(69)	(91)
Purchases of investments	(181)	(138)	(193)
Sales and maturities of investments	104	174	161
Cash received upon disposal of a business, net of cash transferred to purchaser	—	226	6
Cash paid for acquisitions, net of cash acquired	(897)	(162)	(289)
Receipts from settlements of net investment hedges	2	12	—
Payments for settlements of net investment hedges	(2)	(7)	—
Net cash (used in) provided by investing activities	(1,077)	36	(406)
Cash flows from financing activities
Issuance of notes	1,491	824	1,090
Repayment of notes	(800)	(950)	(800)
Issuance of commercial paper	789	1,317	989
Repayment of commercial paper	(792)	(1,320)	(1,120)
Proceeds from stock-based compensation plans	51	45	47
Repurchase of shares related to stock-based compensation	(104)	(77)	(62)
Treasury shares	(503)	(991)	(203)
Dividends	(420)	(378)	(337)
Dividends to noncontrolling interests	(1)	(3)	(5)
Payment for noncontrolling interest	(23)	(12)	—
Debt issuance costs, extinguishment costs and related fees	(39)	(18)	(11)
Net cash used in financing activities	(351)	(1,563)	(412)
Effect of exchange rate changes on cash and cash equivalents	47	(1)	(30)
Increase in cash and cash equivalents	765	147	613
Cash and cash equivalents, beginning of period	1,832	1,685	1,072
Cash and cash equivalents, end of period	$2,597	$1,832	$1,685
The accompanying notes are an integral part of the consolidated financial statements
80     MOODY'S 2020 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ (Deficit) Equity	Non- Controlling Interests	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2017	342.9	$3	$529	$7,465	(151.9)	$(8,153)	$(172)	$(328)	$213	$(115)
Net income				1,310				1,310	10	1,320
Dividends ($1.76 per share)				(339)				(339)	(4)	(343)
Adoption of Revenue Accounting Standard				156				156		156
Adoption of ASU 2016-01				2			(2)	—		—
Stock-based compensation			131					131		131
Shares issued for stock-based compensation plans at average cost, net			(59)		1.5	43		(16)		(16)
Treasury shares repurchased					(1.2)	(203)		(203)		(203)
Currency translation adjustment, net of net investment hedge activity (net of tax of $7 million)							(259)	(259)	(22)	(281)
Net actuarial gains and prior service cost (net of tax of $2 million)							4	4		4
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							4	4		4
Net realized and unrealized gain on cash flow hedges (net of tax of $1 million)							(1)	(1)		(1)
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656
The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)
MOODY'S 2020 10-K     81

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2018	342.9	$3	$601	$8,594	(151.6)	$(8,313)	$(426)	$459	$197	$656
Net income				1,422				1,422	7	1,429
Dividends ($2.00 per share)				(380)				(380)	(3)	(383)
Adoption of ASU 2018-02, relating to the Tax Act				20			(20)	—		—
Stock-based compensation			136					136		136
Shares issued for stock-based compensation plans at average cost, net			(70)		1.6	38		(32)		(32)
Purchase of noncontrolling interest			(9)					(9)	(3)	(12)
Non-controlling interest resulting from majority acquisition of Vigeo Eiris								—	17	17
Treasury shares repurchased			(16)		(5.2)	(975)		(991)		(991)
Currency translation adjustment, net of net investment hedge activity (net of tax of $9 million)							29	29	4	33
Net actuarial losses and prior service cost (net of tax of $8 million)							(24)	(24)		(24)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)
82     MOODY'S 2020 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				1,778				1,778	—	1,778
Dividends ($2.24 per share)				(421)				(421)	(3)	(424)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			154					154		154
Shares issued for stock-based compensation plans at average cost, net			(58)		1.4	5		(53)		(53)
Purchase of noncontrolling interest			(3)					(3)	(14)	(17)
Treasury shares repurchased			—		(2.0)	(503)		(503)		(503)
Currency translation adjustment, net of net investment hedge activity (net of tax of $78 million)							82	82	(8)	74
Net actuarial losses and prior service cost (net of tax of $10 million)							(32)	(32)		(32)
Amortization of prior service costs and actuarial losses (net of tax of $2 million)							6	6		6
Net realized and unrealized loss on cash flow hedges (net of tax of $16 million)							(49)	(49)		(49)
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763

The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2020 10-K     83

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollar and share amounts in millions, except per share data)
NOTE 1     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports in two reportable segments: MIS and MA.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities. Revenue is primarily derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. Additionally, MIS earns revenue from certain non-ratings-related operations, which consist primarily of financial instrument pricing services in the Asia-Pacific region, revenue from providing ESG research, data and assessments and revenue from ICRA’s non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MA is a global provider of data and analytic solutions which help companies make better and faster decisions. MA’s analytic models, industry insights, software tools and proprietary data assets allow companies to inform and perform many critical business activities with trust and confidence. MA’s approach to aggregating, broadening and deepening available data, research, analytic tools and software solutions fosters a more integrated and efficient delivery to MA's customers resulting in better decisions around risks and opportunities.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)” and elected to apply the provisions of the New Lease Accounting Standard on the date of adoption with adjustments to the assets and liabilities on its opening balance sheet, with no cumulative-effect adjustment to the opening balance of retained earnings required. Accordingly, the Company did not restate prior year comparative periods for the impact of the New Lease Accounting Standard.
On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company has implemented policies and procedures in compliance with the “expected credit loss” impairment model, which included: (1) refinement of the grouping of receivables with similar risk characteristics; and (2) processes to identify information that can be used to develop reasonable and supportable forecasts of factors that could affect the collectability of the reported amount of the receivable. As the Company's accounts receivable are short-term in nature, the adoption of this ASU did not have a material impact to the Company's allowance for bad debts or its policies and procedures for determining the allowance. Refer to Note 2 for further information on how the Company determines its reserves for expected credit losses. The Company recorded a $2 million cumulative-effect adjustment to retained earnings to increase its allowance for credit losses upon adoption.
On January 1, 2020, the Company adopted ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This ASU requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same provisions of authoritative guidance for internal-use software, and amortized over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. The Company is now required to present the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e. operating and SG&A expense) and classify the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). This ASU also requires capitalization of implementation costs in the balance sheet to be consistent with the location of prepayment of fees for the hosting element (i.e. within other current assets or other assets). The Company adopted this ASU prospectively to all implementation costs incurred after the date of adoption and it did not have a material impact on the Company's current financial statements. The future impact to the Company's financial statements will relate to the aforementioned classification of these capitalized costs and related amortization.
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
84     MOODY'S 2020 10-K

On December 31, 2020, the Company adopted ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”. This ASU eliminates requirements for certain disclosures and requires additional disclosures under defined benefit pension plans and other postretirement plans. The Company is also now required to present a narrative description of significant gains or losses in the benefit obligation over the past year. The Company adopted this ASU retrospectively for all periods presented with the new required disclosures presented in Note 15.
COVID-19
The Company experienced disruption in certain sectors of its business beginning late in the first quarter of 2020 resulting from market volatility associated with the COVID-19 crisis. However, at the date of the filing of this annual report on Form 10-K, the Company is unable to predict either the potential near-term or longer-term impact that the COVID-19 crisis may have on its financial position and operating results due to numerous uncertainties regarding the duration and severity of the crisis, including the length of time to distribute a vaccine. As a result, it is reasonably possible that the Company could experience material impacts including, but not limited to: reductions in revenue and cash flows; additional credit losses related to accounts receivables; asset impairment charges; and changes in the funded status of defined benefit pension plans. While it is reasonably possible that the COVID-19 crisis could impact the results of operations and cash flows of the Company in the near term, Moody's believes that it has adequate liquidity to maintain its operations with minimal disruption and to maintain compliance with its debt covenants.
In order to maximize liquidity and to increase available cash on hand through this period of uncertainty, the Company increased its long-term borrowings by $700 million as more fully discussed in Note 18. In addition, the Company reduced discretionary spending, including temporarily suspending its share repurchase program beginning late in the first quarter of 2020 and spanning through the third quarter. The Company resumed its share repurchase program in the fourth quarter of 2020.
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The Company utilized certain provisions in the CARES Act and other IRS guidance which permit the deferral of certain income and payroll tax remittances.
NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis whereby the Company records its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received reduce the carrying amount of the investment. The Company applies the guidelines set forth in Topic 810 of the ASC in assessing its interests in variable interest entities to decide whether to consolidate an entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under Topic 810 of the ASC. The Company consolidates its ICRA subsidiaries on a three month lag.
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
MOODY'S 2020 10-K     85

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
The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions, reporting unit realignments or if there are indicators of potential impairment. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years. Goodwill is assigned to a reporting unit at the date when an acquisition is integrated into one of the established reporting units, and is based on which reporting unit is expected to benefit from the synergies of the acquisition.
For purposes of assessing the recoverability of goodwill, the Company has seven primary reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and five reporting units within MA: Content, ERS, MALS, Bureau van Dijk and Reis.
Impairment of long-lived assets and definite-lived intangible assets
Long-lived assets (including ROU Assets) and amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Under the first step of the recoverability assessment, the Company compares the estimated undiscounted future cash flows attributable to the asset or asset group to their carrying value. If the undiscounted future cash flows are greater than the carrying value, no further assessment is required. If the undiscounted future cash flows are less than the carrying value, Moody's proceeds with step two of the assessment. Under step two of this assessment, Moody's is required to determine the fair value of the asset or asset group (reduced by the estimated cost to sell the asset for assets or disposal groups classified as held-for-sale) and recognize an impairment loss if the carrying amount exceeds its fair value.
Stock-Based Compensation
The Company records compensation expense for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under stock option and restricted stock plans.
86     MOODY'S 2020 10-K

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
MOODY'S 2020 10-K     87

Revenue from research, data and other hosted subscriptions is recognized ratably over the related subscription period as MA's performance obligation to provide access to these products is progressively fulfilled over the stated term of the contract. A large portion of these services are invoiced in the months of November, December and January.
Revenue from the sale of a software license, when considered distinct from the related software implementation services, is generally recognized at the time the product master or first copy is delivered or transferred to the customer. PCS is generally recognized ratably over the contractual period commencing when the software license is fully delivered. Revenue from installed software subscriptions, which includes PCS, is bifurcated into a software license performance obligation and a PCS performance obligation, which follow the patterns of recognition described above. However, in instances where the software license (perpetual or subscription) and related implementation services are considered to be one combined performance obligation, revenue is recognized over time using cost based input methods. Due to the strategic shift in the MA business towards SaaS solutions, revenue generated from these types of arrangements were not material in the years ended December 31, 2020, 2019 and 2018.
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
Revenue from professional services rendered is generally recognized as the services are performed over time.
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
Costs to Obtain or Fulfill a Contract with a Customer:
Costs to obtain a contract with a customer
Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense on a systematic basis consistent with the transfer of the products or services to the customer. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. The Company had a balance of $180 million and $159 million in such deferred costs as of December 31, 2020 and December 31, 2019, respectively, and recognized $59 million, $53 million and $38 million of related amortization during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, which is included within SG&A expenses in the consolidated statement of operations. Costs incurred to obtain customer contracts are only in the MA segment.
Cost to fulfill a contract with a customer
Costs incurred to fulfill customer contracts, are deferred and recorded within other current assets and other assets when such costs relate directly to a contract, generate or enhance resources of the Company that will be used in satisfying performance obligations in the future and the Company expects to recover those costs.
The Company capitalizes work-in-process costs for in-progress MIS ratings, which is recognized consistent with the rendering of the related services to the customers, as ratings are issued. The Company had a balance of $12 million and $11 million in such deferred costs as of December 31, 2020 and December 31, 2019, respectively, and recognized $47 million, $42 million and $40 million of amortization of the costs during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.
88     MOODY'S 2020 10-K

In addition, within the MA segment, the Company capitalizes royalty costs related to third-party information data providers associated with hosted company information and business intelligence products. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time. The Company had a balance of $35 million and $40 million in such deferred costs as of December 31, 2020 and December 31, 2019, respectively, and recognized $66 million, $56 million and $54 million of related amortization during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, which is included within operating expenses in the consolidated statement of operations.
Accounts Receivable Allowances
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are stratified based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information, and is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and reasonable and supportable forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.
During the year ended December 31, 2020, the Company recorded a net provision for expected credit losses of $26 million. The increase in the provision for expected credit losses for the current period was primarily attributable to the aforementioned estimated effects of COVID-19.
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
MOODY'S 2020 10-K     89

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
Operating Expenses
Operating expenses include costs associated with the development and production of the Company’s products and services and their delivery to customers. These expenses principally include employee compensation and benefits and travel costs that are incurred in connection with these activities. Operating expenses are charged to income as incurred.
Selling, General and Administrative Expenses
SG&A expenses include such items as compensation and benefits for corporate officers and staff and compensation and other expenses related to sales. They also include items such as office rent, business insurance, professional fees and gains and losses from sales and disposals of assets. SG&A expenses are charged to income as incurred.
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
Comprehensive Income
Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including foreign currency translation impacts, net actuarial gains and losses and net prior service costs related to pension and other retirement plans and gains and losses on derivative instruments designated as net investment hedges or cash flow hedges. Comprehensive income items, including cumulative translation adjustments of entities that are less-than-wholly-owned subsidiaries, will be reclassified to noncontrolling interests and thereby, adjusting accumulated other comprehensive income proportionately in accordance with the percentage of ownership interest of the NCI shareholder.
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

90     MOODY'S 2020 10-K

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
Also, the Company uses derivative instruments to manage certain financial exposures that occur in the normal course of business. These derivative instruments are carried at fair value in the Company’s consolidated balance sheets.
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
The Company manages its credit risk exposure by allocating its cash equivalents among various money market mutual funds, money market deposit accounts, certificates of deposits and high-grade commercial paper. Short-term investments primarily consist of certificates of deposit as of December 31, 2020 and 2019. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2020 or 2019.
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
MOODY'S 2020 10-K     91

Recently Issued Accounting Pronouncements
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
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance, ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), issued in March 2020. ASU No. 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Both ASU's were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022 as the transition from LIBOR is completed.
92     MOODY'S 2020 10-K

NOTE 3        REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2020	2019	2018
MIS:
Corporate finance (CFG)
Investment-grade	$636	$379	$271
High-yield	352	258	175
Bank loans	287	313	379
Other accounts (CFG) (1)	582	547	554
Total CFG	1,857	1,497	1,379
Structured finance (SFG)
Asset-backed securities	98	99	107
RMBS	96	95	98
CMBS	61	81	78
Structured credit	105	148	196
Other accounts (SFG)	2	4	2
Total SFG	362	427	481
Financial institutions (FIG)
Banking	355	320	290
Insurance	137	119	114
Managed investments	28	25	25
Other accounts (FIG)	10	12	13
Total FIG	530	476	442
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	250	222	185
Project and infrastructure	246	224	206
Total PPIF	496	446	391
Total ratings revenue	3,245	2,846	2,693
MIS Other	47	29	19
Total external revenue	3,292	2,875	2,712
Intersegment royalty	148	134	124
Total MIS	3,440	3,009	2,836
MA:
Research, data and analytics (RD&A)	1,514	1,273	1,121
Enterprise risk solutions (ERS)	565	522	451
Professional services (PS)(2)	—	159	159
Total external revenue	2,079	1,954	1,731
Intersegment revenue	7	9	12
Total MA	2,086	1,963	1,743
Eliminations	(155)	(143)	(136)
Total MCO	$5,371	$4,829	$4,443
(1)Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
(2)Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.
MOODY'S 2020 10-K     93

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MIS:
Corporate finance	$1,291	$566	$1,857	$968	$529	$1,497	$894	$485	$1,379
Structured finance	214	148	362	270	157	427	301	180	481
Financial institutions	250	280	530	200	276	476	194	248	442
Public, project and infrastructure finance	311	185	496	282	164	446	229	162	391
Total ratings revenue	2,066	1,179	3,245	1,720	1,126	2,846	1,618	1,075	2,693
MIS Other	2	45	47	1	28	29	1	18	19
Total MIS	2,068	1,224	3,292	1,721	1,154	2,875	1,619	1,093	2,712
MA:
Research, data and analytics	668	846	1,514	558	715	1,273	481	640	1,121
Enterprise risk solutions	219	346	565	201	321	522	170	281	451
Professional services (PS)(1)	—	—	—	64	95	159	60	99	159
Total MA	887	1,192	2,079	823	1,131	1,954	711	1,020	1,731
Total MCO	$2,955	$2,416	$5,371	$2,544	$2,285	$4,829	$2,330	$2,113	$4,443
(1)Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2020	2019	2018
MIS:
U.S.	$2,068	$1,721	$1,619
Non-U.S.:
EMEA	727	686	669
Asia-Pacific	345	320	300
Americas	152	148	124
Total Non-U.S.	1,224	1,154	1,093
Total MIS	3,292	2,875	2,712
MA:
U.S.	887	823	711
Non-U.S.:
EMEA	818	760	708
Asia-Pacific	226	231	193
Americas	148	140	119
Total Non-U.S.	1,192	1,131	1,020
Total MA	2,079	1,954	1,731
Total MCO	$5,371	$4,829	$4,443
94     MOODY'S 2020 10-K

The tables below summarize the split between transaction and relationship revenue. In the MIS segment, excluding MIS Other, transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, transaction revenue represents revenue from professional services and outsourcing engagements and relationship revenue represents subscription-based revenues. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services.

	Year Ended December 31,
	2020			2019			2018
	Transaction	Relationship	Total	Transaction	Relationship	Total	Transaction	Relationship	Total
Corporate Finance	$1,401	$456	$1,857	$1,057	$440	$1,497	$949	$430	$1,379
	75%	25%	100%	71%	29%	100%	69%	31%	100%
Structured Finance	$175	$187	$362	$246	$181	$427	$310	$171	$481
	48%	52%	100%	58%	42%	100%	64%	36%	100%
Financial Institutions	$265	$265	$530	$212	$264	$476	$187	$255	$442
	50%	50%	100%	45%	55%	100%	42%	58%	100%
Public, Project and Infrastructure Finance	$337	$159	$496	$292	$154	$446	$238	$153	$391
	68%	32%	100%	65%	35%	100%	61%	39%	100%
MIS Other	$4	$43	$47	$2	$27	$29	$2	$17	$19
	9%	91%	100%	7%	93%	100%	11%	89%	100%
Total MIS	$2,182	$1,110	$3,292	$1,809	$1,066	$2,875	$1,686	$1,026	$2,712
	66%	34%	100%	63%	37%	100%	62%	38%	100%
Research, data and analytics	$74	$1,440	$1,514	$16	$1,257	$1,273	$18	$1,103	$1,121
	5%	95%	100%	1%	99%	100%	2%	98%	100%
Enterprise risk solutions	$118	$447	$565	$118	$404	$522	$99	$352	$451
	21%	79%	100%	23%	77%	100%	22%	78%	100%
Professional services(1)	$—	$—	$—	$159	$—	$159	$159	$—	$159
	—%	—%	—%	100%	—%	100%	100%	—%	100%
Total MA	$192	$1,887	$2,079	$293	$1,661	$1,954	$276	$1,455	$1,731
	9%	91%	100%	15%	85%	100%	16%	84%	100%
Total Moody’s Corporation	$2,374	$2,997	$5,371	$2,102	$2,727	$4,829	$1,962	$2,481	$4,443
	44%	56%	100%	44%	56%	100%	44%	56%	100%
(1) Subsequent to the divestiture of MAKS in 2019, the RD&A LOB now includes revenue from MALS beginning in the first quarter of 2020. MALS revenue was previously reported as part of the PS LOB and prior year revenue by LOB has not been reclassified as the amounts were not material.

The following table presents the timing of revenue recognition:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	MIS	MA	Total	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$2,182	$121	$2,303	$1,809	$132	$1,941	$1,686	$99	$1,785
Revenue recognized over time	1,110	1,958	3,068	1,066	1,822	2,888	1,026	1,632	2,658
Total	$3,292	$2,079	$5,371	$2,875	$1,954	$4,829	$2,712	$1,731	$4,443
MOODY'S 2020 10-K     95

Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables
At December 31, 2020 and December 31, 2019, accounts receivable included approximately $361 million and $346 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services and rating fees, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at December 31, 2020 and December 31, 2019, accounts receivable included approximately $98 million and $53 million, respectively, of unbilled receivables related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2020 are as follows:

	Year Ended December 31, 2020
	MIS	MA	Total
Balance at December 31, 2019	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(229)	(800)	(1,029)
Increases due to amounts billable excluding amounts recognized as revenue during the period	215	792	1,007
Increases due to acquisitions during the period	—	24	24
Effect of exchange rate changes	5	18	23
Total changes in deferred revenue	(9)	34	25
Balance at December 31, 2020	$313	$874	$1,187
Deferred revenue - current	$216	$873	$1,089
Deferred revenue - noncurrent	$97	$1	$98
For the MA segment, for the year ended December 31, 2020, the increase in the deferred revenue balance was primarily due to acquisitions (RDC, Acquire Media, ZMFS, and Catylist) and changes in FX translation rates.
Significant changes in the deferred revenue balances during the year ended December 31, 2019 are as follows:

	Year Ended December 31, 2019
	MIS	MA	Total
Balance at December 31, 2018	$325	$750	$1,075
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(209)	(714)	(923)
Increases due to amounts billable excluding amounts recognized as revenue during the period	202	789	991
Increases due to acquisitions during the period	3	6	9
Effect of exchange rate changes	1	9	10
Total changes in deferred revenue	(3)	90	87
Balance at December 31, 2019	$322	$840	$1,162
Deferred revenue—current	$214	$836	$1,050
Deferred revenue—noncurrent	$108	$4	$112
For the MA segment, for the year ended December 31, 2019, the increase in the deferred revenue balance was primarily due to organic growth.
96     MOODY'S 2020 10-K

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
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $130 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of December 31, 2020 as well as amounts not yet invoiced to customers as of December 31, 2020 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 20% of this balance between one to two years and the remaining amount thereafter.
NOTE 4        RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2020	2019	2018
Basic	187.6	189.3	191.6
Dilutive effect of shares issuable under stock-based compensation plans	1.7	2.3	2.8
Diluted	189.3	191.6	194.4
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.2	0.4
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2020, 2019 and 2018.
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
MOODY'S 2020 10-K     97

In total, the Company repurchased 2.8 million shares of the Company’s common stock during the term of the ASR Agreement, based on the volume-weighted average price (net of discount) of $180.33/share over the duration of the program. The initial share repurchase and final share settlement were recorded as a reduction to shareholders’ equity.
NOTE 6        CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2020
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,430	$—	$1,430	$1,325	$99	$6
Mutual funds	$54	$6	$60	$—	$—	$60

	As of December 31, 2019
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$971	$—	$971	$866	$95	$10
Mutual funds	$3	$—	$3	$—	$3	$—
(1)Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at December 31, 2020 and at December 31, 2019. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 23 months at December 31, 2020 and 13 to 18 months at December 31, 2019. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of December 31, 2020, the contract value of the COLI was $17 million.
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
Derivatives and non-derivative instruments designated as accounting hedges:
Interest Rate Swaps Designated as Fair Value Hedges
The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statement of operations.
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	Notional Amount As of December 31,		Floating Interest Rate
Hedged Item		2020	2019
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month LIBOR
2017 Senior Notes due 2021 (1)	Pay Floating/Receive Fixed	$—	$500	3-month LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month LIBOR
2017 Senior Notes due 2028 (2)	Pay Floating/Receive Fixed	$500	$—	3-month LIBOR
2020 Senior Notes due 2025 (3)	Pay Floating/Receive Fixed	$300	$—	6-month LIBOR
Total		$1,380	$1,080
(1) These interest rates swaps were terminated in conjunction with the repayment of the 2017 Senior Notes due 2021 in the third quarter of 2020.
(2) These interest rate swaps were executed in the first quarter of 2020.
(3) These interest rate swaps were executed in the third quarter of 2020.
98     MOODY'S 2020 10-K

Refer to Note 18 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of Income Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2020	2019	2018
Interest expense, net		$(205)	$(208)	$(215)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$19	$3	$(2)
Fair value changes on interest rate swaps	Interest expense, net	47	25	2
Fair value changes on hedged debt	Interest expense, net	$(47)	$(25)	$(2)

Net Investment Hedges
Debt designated as net investment hedges
The Company has designated €500 million of the 2015 Senior Notes Due 2027 and €750 million of the 2019 Senior Notes due 2030 as net investment hedges to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. These hedges are designated as accounting hedges under the applicable sections of ASC Topic 815 and will end upon the repayment of the notes in 2027 and 2030, respectively, unless terminated early at the discretion of the Company.
Cross currency swaps designated as net investment hedges
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following table provides information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

December 31, 2020
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

During the first quarter of 2020, the Company executed €450 million notional value of cross-currency swaps (set to expire in 2026). During the third quarter of 2020, the Company early-terminated €422.5 million notional value of cross-currency swaps (set to expire in 2021), resulting in immaterial cash proceeds.
MOODY'S 2020 10-K     99

As of December 31, 2020, these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Year Ending December 31,
2021	€265
2022	€438
2023	€442
2024	€443
2026	€450
Total	€2,038
Forward contracts designated as net investment hedges
The Company also enters into forward contracts to mitigate FX exposure related to a portion of the Company’s euro and GBP net investment in certain foreign subsidiaries against changes in euro/USD and GBP/euro exchange rates. The following table summarizes the notional amounts of the Company's outstanding forward contracts that were designated as net investment hedges:

	December 31, 2020		December 31, 2019
Notional amount of net investment hedges	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€524	$627	—	—
Contract to sell GBP for EUR	£134	€148	—	—
These forward contracts both will expire in February 2021.
Cash Flow Hedges
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
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCI on Derivative, net of Tax				Amount of Gain/(Loss) Reclassified from AOCI into Income, net of tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
	2020	2019		2018	2020	2019	2018	2020	2019	2018
FX forward contracts	$(14)	$4		$—	$—	$2	$—	$—	$—	$—
Cross currency swaps	(165)	29		12	—	—	—	50	52	11
Long-term debt	(95)	(7)	(1)	22	—	—	—	—	—	—
Total net investment hedges	$(274)	$26		$34	$—	$2	$—	$50	$52	$11
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—		$2	$—	$—	$—	$—	$—	$—
Interest rate contracts	(51)	—		(2)	(2)	—	—	—	—	—
Total cash flow hedges	(51)	—		—	(2)	—	—	—	—	—
Total	$(325)	$26		$34	$(2)	$2	$—	$50	$52	$11
(1)Due to the Company's adoption of ASU 2018-02 during 2019, $3 million related to the tax effect of this net investment hedge was reclassified to retained earnings.
100     MOODY'S 2020 10-K

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCI is as follows:

	Cumulative Gains/(Losses), net of tax
	December 31, 2020	December 31, 2019
Net investment hedges
Cross currency swaps	$(124)	$41
FX forwards	12	26
Long-term debt	(108)	(13)
Total net investment hedges	(220)	54
Cash flow hedges
Interest Rate Contract	(51)	(2)
Cross-currency swap	2	2
Total cash flow hedges	(49)	—
Total net (loss) gain in AOCI	$(269)	$54
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through February 2021.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2020			December 31, 2019
Notional Amount of Currency Pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$295		£222	$235		£178
Contracts to sell USD for Japanese Yen	$15		¥1,600	$29		¥3,200
Contracts to sell USD for Canadian dollars	$107	C$	140	$83	C$	110
Contracts to sell USD for Singapore dollars	$59	S$	79	$41	S$	56
Contracts to sell USD for Euros	$447		€376	$421		€378
Contracts to sell Euros for GBP	€135		£121	€25		£21
Contracts to sell USD for Russian Ruble	$13	₽	1,000	$—	₽	—
Contracts to sell USD for Indian Rupee	$18	₹	1,350	$—	₹	—
NOTE: € = Euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₽= Russian Ruble, ₹= Indian Rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2020	2019	2018
FX forwards	Other non-operating expense, net	$41	$(11)	$(52)
MOODY'S 2020 10-K     101

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$—	$56
Interest rate swaps designated as fair value hedges	Other assets	57	27
Total derivatives designated as accounting hedges		57	83
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	31	9
Total assets		$88	$92
Liabilities:
Derivatives designated as accounting hedges:
FX forwards designated as net investment hedges	Accounts payable and accrued liabilities	$16	$—
Cross-currency swaps designated as net investment hedges	Accounts payable and accrued liabilities	23	—
Cross-currency swaps designated as net investment hedges	Other liabilities	144	—
Interest rate swaps	Other liabilities	1	—
Total derivatives designated as accounting hedges		184	—
Non-derivative instrument designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	1,530	1,403
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	2	—
Total liabilities		$1,716	$1,403

NOTE 8        PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2020	2019
Office and computer equipment (3 - 10 year estimated useful life)	$260	$221
Office furniture and fixtures (3 - 10 year estimated useful life)	49	51
Internal-use computer software (1 - 10 year estimated useful life)	666	619
Leasehold improvements and building (1 - 21 year estimated useful life)	231	240
Total property and equipment, at cost	1,206	1,131
Less: accumulated depreciation and amortization	(928)	(839)
Total property and equipment, net	$278	$292
Depreciation and amortization expense related to the above assets was $96 million, $97 million, and $90 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 9        ACQUISITIONS AND DIVESTITURE
The following is a discussion of material acquisitions completed by the Company. The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not
102     MOODY'S 2020 10-K

qualify for separate recognition. Pro forma financial information has not been presented for any of the acquired businesses described below as the financial results of these acquired entities are not material relative to the Company’s financial results.
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
RDC is a component of the Bureau van Dijk reporting unit for purposes of the Company’s annual goodwill impairment assessment.
Transaction costs
Transaction costs directly related to the RDC acquisition were not material.
MOODY'S 2020 10-K     103

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
Other Acquisitions
Below is a discussion of acquisitions executed by the Company during the years ended December 31, 2020, 2019 and 2018 for which the purchase prices were not individually material and the near term impact to the Company's financial statements (both individually and in the aggregate) is not expected to be material.
The following businesses were acquired in 2019 and operate in the MIS reportable segment:
In April 2019, the Company acquired a majority stake in Vigeo Eiris, a provider of Environmental, Social and Governance (ESG) research, data and assessments. The acquisition furthers Moody’s objective of promoting global standards for ESG for use by market participants. During 2020, the Company increased its stake in Vigeo Eiris from 69.2% to 99.8%. Vigeo Eiris revenue is reported in the MIS Other LOB.
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
104     MOODY'S 2020 10-K

The following businesses were acquired in 2020 and operate in the MA reportable segment:
During the fourth quarter of 2020, the Company acquired three additional businesses within the MA reportable segment, which were not individually material, but are material in aggregate, to Moody's consolidated financial statements:
–In December 2020, the Company acquired 100% of Catylist, Inc., a provider of commercial real estate solutions for brokers. Catylist revenue is reported in the RD&A LOB.
–In December 2020, the Company acquired 100% of ZM Financial Systems, a provider of financial management software for the U.S. banking sector. ZMFS revenue is reported in the ERS LOB.
–In October 2020, the Company acquired 100% of Acquire Media, an aggregator and distributor of curated real-time news, multimedia, data, and alerts. AM revenue is reported in the RD&A LOB.
The aggregate consideration transferred for the aforementioned acquisitions of $205 million was funded by cash on hand, and is subject to customary post-closing completion adjustments that are not expected to be material.
The Company has performed preliminary valuation analyses of the fair market value of assets and liabilities of the acquired businesses. The final purchase price allocations will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocations could differ materially from the preliminary allocations. The final allocations may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including tax liabilities. The estimated useful lives of acquired intangible assets are also preliminary.
The following table summarizes the aggregate preliminary estimates of fair value of the assets acquired and liabilities assumed as of the respective closing dates for each acquisition.

(Amounts in millions)
Current assets		$5
Intangible assets:
Customer relationships (18 year weighted average life)	$47
Product technology (8 year weighted average life)	23
Database (10 year weighted average life)	8
Trade name (14 year weighted average life)	4
Total intangible assets (14 year weighted average life)		82
Goodwill		131
Other assets		3
Total assets acquired		221
Current liabilities		8
Long-term liabilities		8
Total liabilities assumed		16
Net assets acquired		$205
The following businesses were acquired in 2019 and 2018 and operate in the MA reportable segment:
–In October 2019, the Company acquired the ABS Suite business, which includes a software platform used by issuers and trustees for the administration of asset-backed and mortgage-backed securities programs. ABS Suite revenue is reported in the RD&A LOB.
–In July 2019, the Company acquired 100% of RiskFirst, a company providing risk analytic solutions for the asset management and pension fund communities. RiskFirst revenue is reported in the ERS LOB.
–In August 2018, the Company acquired 100% of Omega Performance, a provider of online credit training. Revenue for Omega Performance is reported in the PS LOB.
Divestiture
On November 8, 2019, the Company completed the sale of MAKS to Equistone Partners Europe Limited (Equistone), a European private equity firm for $227 million in net cash proceeds.
This divestiture resulted in a loss of $23 million ($9 million in 2020 and $14 million in 2019), which included $32 million of currency translation losses reclassified from AOCI to the statement of operations. Additionally, in connection with this divestiture, the Company has recorded certain indemnification provisions. These provisions totaled $33 million and $43 million as of December 31, 2020 and 2019, respectively. These amounts are included in other liabilities at December 31, 2020 and 2019 in the consolidated balance sheets of the Company.
MOODY'S 2020 10-K     105

NOTE 10    GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill:

	Year Ended December 31, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (1)	(2)	—	(2)	628	—	628	626	—	626
Foreign currency translation adjustments	(2)	—	(2)	210	—	210	208	—	208
Ending Balance	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556

	Year Ended December 31, 2019
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$258	$—	$258	$3,535	$(12)	$3,523	$3,793	$(12)	$3,781
Additions/ adjustments (2)	53	—	53	61	—	61	114	—	114
Foreign currency translation adjustments	4	—	4	(14)	—	(14)	(10)	—	(10)
Divestiture of MAKS				$(163)		$(163)	$(163)	$—	$(163)
Ending balance	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
(1) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisitions of RDC, AM, ZMFS, and Catylist.
(2) The 2019 additions/adjustments for the MIS segment in the table above relate to the acquisitions of Vigeo Eiris and Four Twenty Seven. The 2019 additions/adjustments for the MA segment in the table above relate to the acquisitions of RiskFirst and ABS Suite.
106     MOODY'S 2020 10-K

Acquired intangible assets and related amortization consisted of:

	December 31,
	2020	2019
Customer relationships	$1,623	$1,325
Accumulated amortization	(313)	(235)
Net customer relationships	1,310	1,090
Trade secrets	30	30
Accumulated amortization	(29)	(29)
Net trade secrets	1	1
Software/product technology	417	372
Accumulated amortization	(166)	(131)
Net software/product technology	251	241
Trade names	161	150
Accumulated amortization	(38)	(30)
Net trade names	123	120
Other (1)	192	80
Accumulated amortization	(53)	(34)
Net other	139	46
Total	$1,824	$1,498
(1)Other intangible assets primarily consist of databases, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$124	$103	$102
Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2021	$131
2022	131
2023	126
2024	119
2025	117
Thereafter	1,200
Total estimated future amortization	$1,824
Matters concerning the ICRA reporting unit
On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA's CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA's board of directors. ICRA appointed a new Managing Director & Group CEO effective August 10, 2020. ICRA has reported that the Securities and Exchange Board of India (SEBI) issued an adjudication order dated December 26, 2019 imposing a penalty of INR 25 lakh (approximately $35,000) on ICRA in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries. ICRA has further reported that: (i) it had appealed that order; and (ii) it has received a related "show cause" notice from SEBI asking ICRA to demonstrate why the penalty imposed should not be increased. In an order dated September 22, 2020, SEBI increased the penalty imposed on ICRA from INR 25 lakh to INR 1 crore (approximately $140,000) and ICRA has disclosed that it has appealed that order. In addition, ICRA has disclosed that it completed the internal examinations it conducted into anonymous allegations that were forwarded to ICRA by SEBI, certain additional allegations made during the course of that examination, and a separate anonymous complaint. ICRA reported that its Board of Directors have taken appropriate actions based on the findings of the completed examinations. As of the date of this annual report on Form 10-K, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
MOODY'S 2020 10-K     107

NOTE 11    RESTRUCTURING
On December 22, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 MA Strategic Reorganization Restructuring Program”) that the Company estimates will result in annualized savings of $25 to $30 million per year. This program relates to a strategic reorganization in the MA reportable segment and is estimated to result in total pre-tax charges of approximately $20 to $30 million, consisting of severance and related costs primarily determined under the Company’s existing severance plans. The 2020 MA Strategic Reorganization Restructuring Program is expected to be substantially complete in the first half of 2021. Cash outlays associated with this program are expected to be $20 to $30 million, which will be paid through 2022.
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 Real Estate Rationalization Restructuring Program”) primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases. The exit from certain leased office space began in the third quarter of 2020 and is anticipated to be substantially completed during the first half of 2021. The 2020 Real Estate Rationalization Restructuring Program primarily reflects non-cash charges related to the impairment of operating lease right-of-use assets and leasehold improvements. The 2020 Restructuring Program is expected to result in an estimated annualized savings of approximately $5 to $6 million a year and is substantially complete at December 31, 2020.
On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company estimates will result in annualized savings of approximately $60 million per year. The 2018 Restructuring Program, the scope of which was expanded in the second quarter of 2019, is substantially complete at December 31, 2020. The 2018 Restructuring Program included relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and resulted in $50 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program also included $55 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program were $55 million.
Total expenses included in the accompanying consolidated statements of operations relating to the Company's restructuring programs are as follows:

	Year Ended December 31,
	2020	2019	2018
2018 Restructuring Program	$(4)	$60	$49
2020 Real Estate Rationalization Restructuring Program	36	—	—
2020 MA Strategic Reorganization Restructuring Program	18	—	—
Total Restructuring	$50	$60	$49
108     MOODY'S 2020 10-K

Changes to the restructuring liability were as follows:

	Employee Termination Costs	Contract Termination Costs	Total Restructuring Liability
Balance as of December 31, 2018	$30	$12	$42
2018 Restructuring Program (1):
Adoption of New Lease Accounting Standard (2)	—	(11)	(11)
Cost incurred and adjustments	26	5	31
Cash payments and adjustments	(35)	(3)	(38)
Balance as of December 31, 2019	$21	$3	$24
2018 Restructuring Program:
Cost incurred and adjustments	(4)	—	(4)
Cash payments and adjustments	(17)	(1)	(18)
2020 Real Estate Rationalization Restructuring Program (3):
Cost incurred and adjustments	—	1	1
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	18	—	18
Balance as of December 31, 2020	$18	$3	$21

Cumulative expense incurred to date
2018 Restructuring Program	$55	$50
2020 Real Estate Rationalization Restructuring Program:	$—	$36
2020 MA Strategic Reorganization Restructuring Program:	$18	$—
(1)The liability excludes $4 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases as well as $25 million of ROU Asset impairment charges for the year ended December 31, 2019. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those ROU assets subsequent to the impairment was $18 million, and is categorized as Level 3 within the ASC Topic 820 fair value hierarchy.
(2)Upon the adoption of the New Lease Accounting Standard, the Company recorded a reclassification of $11 million of liabilities in the first quarter of 2019 for costs associated with certain real estate leases which were exited in previous years, as a reduction of the ROU Asset capitalized upon adoption.
(3)The liability excludes $13 million of non-cash acceleration of amortization of leasehold improvements relating to the rationalization and exit of certain real estate leases as well as $21 million of ROU Asset impairment charges for the year ended December 31, 2020. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those ROU assets subsequent to the impairment was $10 million, and is categorized as Level 3 within the ASC Topic 820 fair value hierarchy.
As of December 31, 2020, a majority of the remaining $21 million restructuring liability is expected to be paid out through 2022.
MOODY'S 2020 10-K     109

NOTE 12    FAIR VALUE
The table below presents information about items which are carried at fair value on a recurring basis at December 31, 2020 and 2019:

	Fair value Measurement as of December 31, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$88	$—	$88
Mutual funds	60	60	—
Total	$148	$60	$88
Liabilities:
Derivatives (1)	$186	$—	$186
Total	$186	$—	$186

	Fair Value Measurement as of December 31, 2019
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$92	$—	$92
Mutual funds	3	3	—
Total	$95	$3	$92
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
NOTE 13.    OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2020	2019
Other current assets:
Prepaid taxes	$94	$79
Prepaid expenses	91	71
Capitalized costs to obtain and fulfill sales contracts	93	91
Foreign exchange forwards on certain assets and liabilities	31	9
Other	74	80
Total other current assets	$383	$330

110     MOODY'S 2020 10-K

	December 31,
	2020	2019
Other assets:
Investments in non-consolidated affiliates	$135	$117
Deposits for real-estate leases	19	13
Indemnification assets related to acquisitions	15	16
Mutual funds and fixed deposits	66	10
Company owned life insurance (at contract value)	17	—
Costs to obtain sales contracts	134	119
Derivative instruments designated as accounting hedges	57	83
Pension and other retirement employee benefits	21	—
Other	51	31
Total other assets	$515	$389

	December 31,
	2020	2019
Accounts payable and accrued liabilities:
Salaries and benefits	$197	$152
Incentive compensation	226	208
Customer credits, advanced payments and advanced billings	42	28
Dividends	11	7
Professional service fees	53	43
Interest accrued on debt	82	63
Accounts payable	39	38
Income taxes	128	73
Pension and other retirement employee benefits	45	7
Accrued royalties	19	25
Foreign exchange forwards on certain assets and liabilities	2	—
Restructuring liability	18	21
Derivative instruments designated as accounting hedges	39	—
Other	138	108
Total accounts payable and accrued liabilities	$1,039	$773

	December 31,
	2020	2019
Other liabilities:
Pension and other retirement employee benefits	$244	$299
Interest accrued on UTPs	113	82
MAKS indemnification provisions	33	43
Income tax liability – non-current portion	18	51
Derivative instruments designated as accounting hedges	145	—
Restructuring liability	3	3
Other	34	26
Total other liabilities	$590	$504

MOODY'S 2020 10-K     111

NOTE 14    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCI:

	Year Ended December 31,			Location in the consolidated statement of operations
	2020	2019	2018
Currency translation adjustment losses
Sale of foreign subsidiaries	$—	$(32)	$—	Loss pursuant to the divestiture of MAKS
Total currency translation adjustment losses	—	(32)	—
Losses on cash flow hedges
Interest rate contract	(3)	—	—	Other non-operating income (expense), net
Income tax effect of item above	1	—	—	Provision for income taxes
Total net losses on cash flow hedges	(2)	—	—
Gains on net investment hedges
Cross currency swaps	1	—	—	Other non-operating income (expense), net
FX forwards	—	3	—	Other non-operating income (expense), net
Total before income taxes	1	3	—
Income tax effect of item above	—	(1)	—	Provision for income taxes
Total net gains on net investment hedges	1	2	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(6)	(3)	(5)	Other non-operating income (expense), net
Accelerated recognition of loss due to settlement	(2)	—	—	Other non-operating income (expense), net
Total before income taxes	(8)	(3)	(5)
Income tax effect of item above	2	1	1	Provision for income taxes
Total pension and other retirement benefits	(6)	(2)	(4)
Total losses included in Net Income attributable to reclassifications out of AOCI	$(7)	$(32)	$(4)
112     MOODY'S 2020 10-K

The following table shows changes in AOCI by component (net of tax):

	Year Ended December 31, 2020
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	(32)	(51)	356	(273)	—
Amounts reclassified from AOCI	6	2	—	(1)	7
Other comprehensive income/(loss)	(26)	(49)	356	(274)	7
Balance December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)

	Year Ended December 31, 2019
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2018	$(53)	$—	$(406)	$33	$(426)
Adoption of ASU 2018-02	(17)	—	—	(3)	(20)
Other comprehensive income/(loss) before reclassifications	(24)	—	(27)	26	(25)
Amounts reclassified from AOCI	2	—	32	(2)	32
Other comprehensive income/(loss)	(39)	—	5	21	(13)
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)

	Year Ended December 31, 2018
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Gains on Available for Sale Securities	Total
Balance December 31, 2017	$(61)	$1	$(113)	$(1)	$2	$(172)
Adoption of ASU 2016-01	—	—	—	—	(2)	(2)
Other comprehensive income/(loss) before reclassifications	4	(1)	(293)	34	—	(256)
Amounts reclassified from AOCI	4	—	—	—	—	4
Other comprehensive income/(loss)	8	(1)	(293)	34	(2)	(254)
Balance December 31, 2018	$(53)	$—	$(406)	$33	$—	$(426)

NOTE 15    PENSION AND OTHER RETIREMENT BENEFITS
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
MOODY'S 2020 10-K     113

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of the period	$(589)	$(508)	$(42)	$(32)
Service cost	(17)	(17)	(3)	(3)
Interest cost	(17)	(21)	(1)	(1)
Plan participants’ contributions	—	—	(1)	(1)
Benefits paid	22	21	2	1
Actuarial gain (loss)	6	(3)	2	—
Assumption changes	(68)	(61)	(5)	(6)
Benefit obligation, end of the period	$(663)	$(589)	$(48)	$(42)
Change in plan assets:
Fair value of plan assets, beginning of the period	$395	$348	$—	$—
Actual return on plan assets	45	60	—	—
Benefits paid	(22)	(21)	(2)	(1)
Employer contributions	110	8	1	—
Plan participants’ contributions	—	—	1	1
Fair value of plan assets, end of the period	$528	$395	$—	$—
Funded Status of the plans	$(135)	$(194)	$(48)	$(42)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits asset – non current	$21	$—	$—	$—
Pension and retirement benefits liability – current	(44)	(6)	(1)	(1)
Pension and retirement benefits liability – non current	(112)	(188)	(47)	(41)
Net amount recognized	$(135)	$(194)	$(48)	$(42)
Accumulated benefit obligation, end of the period	$(601)	$(529)
The increase in the benefit obligation in both 2020 and 2019 primarily resulted from reductions in discount rates, partially offset by a decrease related to lower cash balance conversion interest rates.
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2020	2019
Aggregate projected benefit obligation	$156	$589
Aggregate accumulated benefit obligation	$138	$529
Aggregate fair value of plan assets	$—	$395
The following table summarizes the pre-tax net actuarial losses and prior service cost recognized in AOCI for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Net actuarial losses	$(144)	$(116)	$(8)	$(6)
Net prior service credits	3	4	—	—
Total recognized in AOCI – pretax	$(141)	$(112)	$(8)	$(6)
114     MOODY'S 2020 10-K

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans
	2020	2019	2018	2020	2019	2018
Components of net periodic expense
Service cost	$17	$17	$19	$3	$3	$3
Interest cost	17	21	17	1	1	1
Expected return on plan assets	(20)	(20)	(15)	—	—	—
Amortization of net actuarial loss and prior service credits from earlier periods	7	4	6	—	—	—
Net periodic expense	$21	$22	$27	$4	$4	$4
In addition to the amounts reflected in the above table, during the year ended December 31, 2020, the Company recognized a loss of $2 million on settlement of a pension obligation.

The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2020	2019	2018	2020	2019	2018
Amortization of net actuarial losses and prior service credit	$7	$4	$6	$—	$—	$—
Settlement loss	2	—	—	—	—	—
Net actuarial (loss)/gain arising during the period	(37)	(24)	2	(3)	(6)	3
Total recognized in OCI – pre-tax	$(28)	$(20)	$8	$(3)	$(6)	$3
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2020	2019	2020	2019
Discount rate	2.24%	3.04%	2.30%	3.05%
Rate of compensation increase	3.62%	3.64%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.04%	4.07%	3.46%	3.05%	4.10%	3.45%
Expected return on plan assets	4.45%	5.65%	4.50%	—	—	—
Rate of compensation increase	3.64%	3.69%	3.71%	—	—	—
Cash balance plan interest crediting rate	4.50%	4.50%	4.50%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2020, the expected rate of return used in calculating the net periodic benefit costs was 4.45%. For 2021, the Company’s expected rate of return assumption is 5.45% to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2020 to accompany the Pri2012 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.
MOODY'S 2020 10-K     115

Plan Assets
Moody’s investment objective for the assets in the funded pension plan is to earn total returns that will minimize future contribution requirements over the long-term within a prudent level of risk. The Company works with its independent investment consultants to determine asset allocation targets for its pension plan investment portfolio based on its assessment of business and financial conditions, demographic and actuarial data, funding characteristics, and related risk factors. Other relevant factors, including historical and forward looking views of inflation and capital market returns, are also considered. Risk management practices include monitoring plan asset performance, diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The Company’s Asset Management Committee is responsible for overseeing the investment activities of the plan, which includes selecting acceptable asset classes, defining allowable ranges of holdings by asset class and by individual investment managers, defining acceptable securities within each asset class, and establishing investment performance expectations. Ongoing monitoring of the plan includes reviews of investment performance and managers on a regular basis, annual liability measurements, and periodic asset/liability studies.
The Company’s investment policy uses risk-controlled investment strategies by increasing the plan’s asset allocation to fixed income securities and specifying ranges of acceptable target allocation by asset class based on different levels of the plan’s accounting funded status. In addition, the investment policy also requires the investment-grade fixed income assets be rebalanced between shorter and longer duration bonds as the interest rate environment changes. This investment policy is designed to help protect the plan’s funded status and to limit volatility of the Company’s contributions. Based on the policy, the Company’s current target asset allocation is approximately 33% (range of 28% to 38%) in equity securities, 62% (range of 57% to 67%) in fixed income securities and 5% (range of 2% to 8%) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds, which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. The plan also invests in other fixed income investments such as debts rated below investment grade, emerging market debt, and convertible securities. The plan’s other investment, which is made through a private real estate debt fund, is expected to provide additional diversification benefits and absolute return enhancement to the plan assets.
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2020 and 2019 are as follows:

	Fair Value Measurement as of December 31, 2020
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$4	$—	$4	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	143	—	143	—	27%
U.S. small and mid-cap	28	—	28	—	5%
Emerging markets	32	—	32	—	6%
Total equity investments	203	—	203	—	38%
Emerging markets bond fund	32	—	—	32	6%
Common/collective trust funds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	214	—	214	—	41%
Mutual funds
U.S. Treasury Inflation-Protected Securities (TIPs)	23	23	—	—	4%
Convertible securities	16	16	—	—	3%
Private investment fund—high yield securities	12	—	—	12	2%
Total fixed-income investments	297	39	214	44	56%
Other investment—private real estate fund	24	—	—	24	5%
Total Assets	$528	$39	$421	$68	100%

116     MOODY'S 2020 10-K

	Fair Value Measurement as of December 31, 2019
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$2	$—	$2	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	140	—	140	—	35%
U.S. small and mid-cap	21	—	21	—	5%
Emerging markets	29	—	29	—	7%
Total equity investments	190	—	190	—	48%
Emerging markets bond fund	15	—	—	15	4%
Common/collective trust funds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	119	—	119	—	30%
U.S. Treasury Inflation-Protected Securities (TIPs)	22	22	—	—	6%
Private investment fund—convertible securities	12	12	—	—	3%
Private investment fund—high yield securities	12	—	—	12	3%
Total fixed-income investments	180	34	119	27	46%
Other investment—private real estate debt fund	23	—	—	23	6%
Total Assets	$395	$34	$311	$50	100%
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
Cash Flows
The Company contributed $99 million to its U.S. funded pension plan during 2020, but did not contribute to this plan during the year ended December 31, 2019. The Company made payments of $11 million and $8 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2020 and 2019, respectively. The Company currently does not anticipate making a contribution to its funded pension plan in 2021, and anticipates making payments of $44 million related to its unfunded U.S. pension plans and $1 million related to its other Retirement Plans during the year ended December 31, 2021.
Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of year ended December 31, 2020:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2021	$55	$1
2022	17	1
2023	25	2
2024	21	2
2025	24	2
2026 - 2030	$139	$13
MOODY'S 2020 10-K     117

Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $44 million, $43 million and $27 million in the years ended December 31, 2020, 2019, and 2018, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $1 million during each of the years ended December 31, 2020, 2019 and 2018, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 360,600 and 411,100 shares of Moody’s common stock at December 31, 2020 and 2019, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these defined contribution plans for the years ended December 31, 2020, 2019 and 2018 were $29 million, $25 million and $26 million, respectively.
NOTE 16    STOCK-BASED COMPENSATION PLANS
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
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$154	$136	$130
Tax benefit	$30	$29	$32

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
118     MOODY'S 2020 10-K

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	0.80%	1.14%	1.05%
Expected stock volatility	23%	24%	26%
Risk-free interest rate	1.43%	2.56%	2.82%
Expected holding period -in years	5.7	6.2	6.2
Grant date fair value	$60.66	$43.29	$45.73
A summary of option activity as of December 31, 2020 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1.6	$93.51
Granted	0.1	280.37
Exercised	(0.7)	59.57
Outstanding, December 31, 2020	1.0	133.95	5.6 years	$160
Vested and expected to vest, December 31, 2020	1.0	132.80	5.6 years	$158
Exercisable, December 31, 2020	0.7	$101.13	4.6 years	$125
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2020 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2020. This amount varies based on the fair value of Moody’s stock. As of December 31, 2020, there was $6 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.3 years.
The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2020	2019	2018
Proceeds from stock option exercises	39	36	38
Aggregate intrinsic value	132	114	99
Tax benefit realized upon exercise	32	27	24
A summary of nonvested restricted stock activity for the year ended December 31, 2020 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2019	1.8	$124.63
Granted	0.5	279.00
Vested	(0.8)	132.50
Balance, December 31, 2020	1.5	$201.30
As of December 31, 2020, there was $162 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2020	2019	2018
Fair value of shares vested	202	156	151
Tax benefit realized upon vesting	46	36	35
MOODY'S 2020 10-K     119

A summary of performance-based restricted stock activity for the year ended December 31, 2020 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2019	0.5	$134.35
Granted	0.1	273.81
Vested	(0.3)	109.43
Balance, December 31, 2020	0.3	$197.19
The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2020	2019	2018
Fair value of shares vested	70	47	23
Tax benefit realized upon vesting	17	11	6
As of December 31, 2020, there was $21 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 1.8 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6 million shares of common stock were reserved for issuance. The ESPP allows eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2020, 2019, and 2018 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2020, 2019, and 2018. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
NOTE 17    INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$213	$179	$168
State and Local	68	59	50
Non-U.S.	215	181	233
Total current	496	419	451
Deferred:
Federal	6	(19)	(59)
State and Local	—	(3)	(2)
Non-U.S.	(50)	(16)	(38)
Total deferred	(44)	(38)	(99)
Total provision for income taxes	$452	$381	$352
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	2.3%	2.2%	2.2%
Benefit of foreign operations	(1.5)%	(0.1)%	1.8%
U.S. Tax Act impact	—%	—%	(2.8)%
Other	(1.5)%	(2.1)%	(1.1)%
Effective tax rate	20.3%	21.0%	21.1%
Income tax paid	$514	$458	$442
120     MOODY'S 2020 10-K

The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$1,349	$1,039	$936
Non-U.S.	880	771	736
Income before provision for income taxes	$2,229	$1,810	$1,672
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Account receivable allowances	$9	$6
Accumulated depreciation and amortization	2	1
Stock-based compensation	42	46
Accrued compensation and benefits	99	89
Capitalized costs	39	—
Operating lease liabilities	122	136
Deferred revenue	30	37
Net operating loss	17	13
Restructuring	3	4
Uncertain tax positions	98	94
Self-insured related reserves	10	8
Loss on net investment hedges - OCI	93	—
Other	10	13
Total deferred tax assets	574	447
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(468)	(389)
ROU Assets	(90)	(107)
Capital Gains	(23)	(23)
Self-insured related income	(10)	(8)
Stock-based compensation	—	(2)
Revenue Accounting Standard - ASC 606	(10)	(12)
Deferred tax on unremitted foreign earnings	(16)	—
Gain on net investment hedges - OCI	(8)	(22)
Other	(4)	(3)
Total deferred tax liabilities	(629)	(566)
Net deferred tax liabilities	(55)	(119)
Valuation allowance	(15)	(9)
Total net deferred tax liabilities	$(70)	$(128)
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
MOODY'S 2020 10-K     121

As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company has recorded reductions in its income tax provision of approximately $60 million, or 269 BPS, for the full-year of 2020, and approximately $44 million, or 242 BPS, for the full-year of 2019, relating to Excess Tax Benefits on stock-based compensation.
The Company had valuation allowances of $15 million and $9 million at December 31, 2020 and 2019, respectively, related to foreign net operating losses for which realization is uncertain.
As of December 31, 2020, the Company had $483 million of UTPs of which $432 million represents the amount that, if recognized, would impact the effective tax rate in future periods. The increase in UTPs primarily resulted from the additional reserves established for non-U.S. tax exposures and an adjustment to the transition tax under U.S. tax reform. In addition, the Company has recorded a deferred tax asset in the amount of $50 million for potential transition tax benefits if certain non-U.S. UTPs are not sustained.
A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2020	2019	2018
Balance as of January 1	$477	$495	$389
Additions for tax positions related to the current year	37	35	80
Additions for tax positions of prior years	17	22	89
Reductions for tax positions of prior years	(2)	(2)	(13)
Settlements with taxing authorities	(5)	(1)	(2)
Lapse of statute of limitations	(41)	(44)	(48)
Reclassification to indemnification liability related to MAKS divestiture	—	(28)	—
Balance as of December 31	$483	$477	$495
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties are recognized in other non-operating expenses. During the years ended December 31, 2020 and 2019, the Company incurred a net interest expense of $31 million and $28 million respectively, related to UTPs. As of December 31, 2020 and 2019, the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $113 million and $82 million, respectively.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax return for 2019 remains open to examination and 2017 and 2018 are currently under examination. The Company’s New York City tax returns for 2014 through 2017 are currently under examination. The Company’s U.K. tax return for 2012 is currently under examination and its returns for 2013 through 2019 remain open to examination.
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
122     MOODY'S 2020 10-K

NOTE 18    INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2012 Senior Notes, the 2017 Senior Notes due 2023, the 2017 Senior Notes due 2028 and the 2020 Senior Notes due 2025, which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

	December 31, 2020
	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.50% 2012 Senior Notes, due 2022	$500	$14	$(1)	$(1)	$512
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	612	—	—	(2)	610
2.625% 2017 Senior Notes, due 2023	500	12	—	(2)	510
3.25% 2017 Senior Notes, due 2028	500	31	(4)	(3)	524
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	918	—	(3)	(6)	909
3.75% 2020 Senior Note, due 2025	700	(1)	(1)	(5)	693
3.25% 2020 Senior Note, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Note, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,430	$56	$(24)	$(40)	$6,422

	December 31, 2019
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.50% 2012 Senior Notes, due 2022	$500	$9	$(1)	$(1)	$507
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(2)	497
5.25% 2014 Senior Notes, due 2044	600	—	4	(5)	599
1.75% 2015 Senior Notes due 2027	561	—	—	(3)	558
2.75% 2017 Senior Notes, due 2021	500	11	(1)	(2)	508
2.625% 2017 Senior Notes, due 2023	500	7	(1)	(2)	504
3.25% 2017 Senior Notes, due 2028	500	—	(4)	(3)	493
3.25% 2018 Senior Notes, due 2021	300	—	—	(1)	299
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(7)	(4)	389
0.950% 2019 Senior Notes, due 2030	842	—	(3)	(6)	833
Total long-term debt	$5,603	$27	$(17)	$(32)	$5,581
(1)The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
MOODY'S 2020 10-K     123

Credit Facility
The following summarizes information relating to the Company's revolving credit facility:

				December 31, 2020		December 31, 2019
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2018 Credit Facility	November 14, 2018	$1,000	November 13, 2023	$—	$1,000	$—	$1,000
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
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2018 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2020, the Company has no CP borrowings outstanding.
Notes Payable
The Company may prepay certain of its senior notes, in whole or in part, but may incur a Make-Whole Amount penalty.
During 2020, the Company issued the 2020 Senior Notes, due 2025, the 2020 Senior Notes, due 2050 and the 2020 Senior Notes, due 2060. The key terms of these debt issuances are set forth in the table above.
Additionally, in 2020, the Company fully repaid $300 million of the 2018 Senior Notes, due 2021 (along with a Make-Whole Amount of approximately $8 million) and $500 million of the 2017 Senior Notes due 2021 (along with a Make-Whole Amount of approximately $16 million). The Company also recognized in interest expense, net, a $17 million benefit relating to carrying value adjustments pursuant to the early termination of interest rate swaps designated as fair value hedges that were associated with the 2017 Senior Notes due 2021.
At December 31, 2020, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2020, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	Total
2021	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2022	500	—	—	—	—	—	—	—	—	—	—	—	500
2023	—	—	—	—	500	—	—	—	—	—	—	—	500
2024	—	500	—	—	—	—	—	—	—	—	—	—	500
2025	—	—	—	—	—	—	—	—	—	700	—	—	700
Thereafter	—	—	600	612	—	500	400	400	918	—	300	500	4,230
Total	$500	$500	$600	$612	$500	$500	$400	$400	$918	$700	$300	$500	$6,430
124     MOODY'S 2020 10-K

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
Income	$11	$17	$15
Expense on borrowings	(163)	(176)	(197)
Expense on UTPs and other tax related liabilities	(34)	(28)	(15)
Net periodic pension costs—interest component	(19)	(22)	(19)
Capitalized	—	1	1
Total	$(205)	$(208)	$(215)
Interest paid (1)	$132	$167	$183
(1)Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.
The fair value and carrying value of the Company’s debt as of December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$512	$530	$507	$531
4.875% 2013 Senior Notes, due 2024	498	562	497	551
5.25% 2014 Senior Notes, due 2044	598	828	599	757
1.75% 2015 Senior Notes, due 2027	610	674	558	604
2.75% 2017 Senior Notes, due 2021	—	—	508	507
2.625% 2017 Senior Notes, due 2023	510	522	504	507
3.25% 2017 Senior Notes, due 2028	524	561	493	523
3.25% 2018 Senior Notes, due 2021	—	—	299	306
4.25% 2018 Senior Notes, due 2029	394	480	394	453
4.875% 2018 Senior Notes, due 2048	390	544	389	492
0.950% 2019 Senior Notes, due 2030	909	974	833	847
3.75% 2020 Senior Note, due 2025	693	785	—	—
3.25% 2020 Senior Note, due 2050	293	329	—	—
2.55% 2020 Senior Note, due 2060	491	467	—	—
Total	$6,422	$7,256	$5,581	$6,078
The fair value of the Company’s debt is estimated based on quoted market prices for similar instruments. Accordingly, the inputs used to estimate the fair value of the Company’s long-term debt are classified as Level 2 inputs within the fair value hierarchy.
NOTE 19    CAPITAL STOCK
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
Share Repurchase Program
The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2020:

Date Authorized	Amount Authorized	Remaining Authority
December 16, 2019	$1,000	831
MOODY'S 2020 10-K     125

During 2020, Moody’s repurchased 2.0 million shares of its common stock under its share repurchase program and issued a net 1.4 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
During 2019, the Company entered into an ASR with a financial institution counterparty to repurchase $500 million of its outstanding common stock. Refer to Note 5 for further details.
Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2020		2019		2018
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.56	$0.56	$0.50	$0.50	$0.44	$0.44
Second quarter	0.56	0.56	0.50	0.50	0.44	0.44
Third quarter	0.56	0.56	0.50	0.50	0.44	0.44
Fourth quarter	0.56	0.56	0.50	0.50	0.44	0.44
Total	$2.24	$2.24	$2.00	$2.00	$1.76	$1.76
On February 9, 2021, the Board approved the declaration of a quarterly dividend of $0.62 per share of Moody’s common stock, payable on March 18, 2021 to shareholders of record at the close of business on February 25, 2021. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
NOTE 20    LEASE COMMITMENTS
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease from one to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

	Year Ended December 31,
	2020	2019
Operating lease cost	$96	$97
Sublease income	(5)	(2)
Variable lease cost	19	17
Total lease cost	$110	$112
During 2020, the Company recorded $21 million of ROU Asset impairment charges related to the exit of certain real estate leases. The impairment charges were recorded within Restructuring expense on the consolidated statement of operations. Refer to Note 11 for further details.
The following tables present other information related to the Company’s operating leases:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$108	$106
Right-of-use assets obtained in exchange for new operating lease liabilities	$36	$41

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (in years)	6.0	6.8
Weighted-average discount rate applied to operating leases	3.6%	3.6%
126     MOODY'S 2020 10-K

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2020:

Year Ending December 31,	Operating Leases
2021	$110
2022	99
2023	93
2024	84
2025	76
Thereafter	117
Total lease payments (undiscounted)	579
Less: Interest	58
Present value of lease liabilities:	521
Lease liabilities - current	94
Lease liabilities - noncurrent	$427

NOTE 21    CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 17 to the consolidated financial statements.
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
NOTE 22    SEGMENT INFORMATION
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
MOODY'S 2020 10-K     127

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
Beginning in 2019, the Company refined its methodology such that costs are allocated to each segment based on the segment’s share of full-year 2018 actual revenue which comprises a “Baseline Pool” that will remain fixed over time. In subsequent periods, incremental overhead costs (or reductions thereof) will be allocated to each segment based on the prevailing shares of total revenue represented by each segment. The impact of this refined methodology would not have resulted in a material change to previously reported segment results.
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

	Year Ended December 31,
	2020				2019
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$3,440	$2,086	$(155)	$5,371	$3,009	$1,963	$(143)	$4,829
Total Expense	1,476	1,662	(155)	2,983	1,376	1,598	(143)	2,831
Operating income	1,964	424	—	2,388	1,633	365	—	1,998
Add:
Restructuring	19	31	—	50	31	29	—	60
Depreciation and amortization	70	150	—	220	71	129	—	200
Acquisition-Related Expenses	—	—	—	—	—	3	—	3
Loss pursuant to the divestiture of MAKS	—	9	—	9	—	14	—	14
Captive insurance company settlement	—	—	—	—	10	6	—	16
Adjusted Operating Income	$2,053	$614	$—	$2,667	$1,745	$546	$—	$2,291
128     MOODY'S 2020 10-K

	Year Ended December 31, 2018
	MIS	MA	Eliminations	Consolidated
Revenue	$2,836	$1,743	$(136)	$4,443
Total Expense	1,276	1,435	(136)	2,575
Operating Income	1,560	308	—	1,868
Add:
Restructuring	32	17	—	49
Depreciation and amortization	65	127	—	192
Acquisition-Related Expenses	—	8	—	8
Adjusted Operating income	$1,657	$460	$—	$2,117
The cumulative restructuring charges for the MIS and MA reportable segments are $61 million and $44 million, respectively, related to the 2018 Restructuring Program and $21 million and $15 million, respectively, related to the 2020 Restructuring Program. The cumulative restructuring charge for the MA reportable segment related to the 2020 MA Strategic Reorganization Restructuring Program is $18 million. The restructuring programs are more fully discussed in Note 11.
CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2020	2019	2018
Revenue:
U.S.	$2,955	$2,544	$2,330
Non-U.S.:
EMEA	1,545	1,446	1,377
Asia-Pacific	571	551	493
Americas	300	288	243
Total Non-U.S.	2,416	2,285	2,113
Total	$5,371	$4,829	$4,443
Long-lived assets at December 31:
U.S.	$2,162	$1,290	$982
Non-U.S.	4,889	4,678	4,685
Total	$7,051	$5,968	$5,667

NOTE 23    VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances represent estimates for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Adoption of New Expected Credit Losses Accounting Standard	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2020
Allowances for credit losses	$(20)	$(2)	$(26)	$14	$(34)
Deferred tax assets—valuation allowance	$(9)	$—	$(6)	$—	$(15)
2019
Allowances for credit losses	$(20)	$—	$(10)	$10	$(20)
Deferred tax assets—valuation allowance	$(5)	$—	$(4)	$—	$(9)
2018
Allowances for credit losses	$(14)	$—	$(15)	$9	$(20)
Deferred tax assets—valuation allowance	$(6)	$—	$—	$1	$(5)
(1)Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses.
MOODY'S 2020 10-K     129

NOTE 24    OTHER NON-OPERATING (EXPENSE) INCOME, NET
The following table summarizes the components of other non-operating (expense) income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
FX gain (loss)	$2	$(18)	$(11)
Net periodic pension costs—other components	13	18	10
Income from investments in non-consolidated affiliates	6	13	14
Other	25	7	6
Total	$46	$20	$19

NOTE 25    RELATED PARTY TRANSACTIONS
Moody’s Corporation made grants of $11 million to The Moody’s Foundation during the year ended December 31, 2020. The Company did not make any grants to the Foundation in the years ended December 31, 2019 and 2018. The Foundation carries out philanthropic activities primarily in the areas of education and health and human services. Certain members of Moody’s senior management are on the board of the Foundation.
NOTE 26    SUBSEQUENT EVENTS
On February 9, 2021, the Board approved the declaration of a quarterly dividend of $0.62 per share for Moody’s common stock, payable March 18, 2021 to shareholders of record at the close of business on February 25, 2021. Additionally, on February 9, 2021, the Board approved an additional $1 billion of share repurchase authority, which may commence following the completion of the remaining authority disclosed in Note 19.
In the first quarter of 2021, the Company reached a settlement and had a lapse of a statute of limitations relating to certain of its UTPs. As a result of these items, in the first quarter of 2021, the Company will release UTPs of $61 million along with accrued interest of $40 million.

130     MOODY'S 2020 10-K

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2020. Although a significant portion of the Company's workforce began working remotely in mid-March due to the COVID-19 pandemic, Moody's has not experienced any material impact to its internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
MOODY'S 2020 10-K     131

PART III

Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 20, 2021, and is incorporated herein by reference.
ITEM 10        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10‑K, as well as under the headings “Item 1–Election of Directors,” “Corporate Governance–Codes of Business Conduct and Ethics,” and “The Audit Committee,” in the 2021 Proxy Statement and is incorporated by reference.
ITEM 11        EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table for 2020,” “Outstanding Equity Awards at Fiscal Year-End Table for 2020,” “Option Exercises and Stock Vested Table for 2020,” “Pension Benefits Table for 2020,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Relationship of Compensation Practices to Risk Management” “CEO Pay Ratio,” and “Report of the Compensation & Human Resources Committee” in the 2021 Proxy Statement and is incorporated by reference.
ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is included under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K, as well as under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated by reference.
ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Corporate Governance –Director Independence” and “Certain Relationships and Related Transactions” in the 2021 Proxy Statement and is incorporated by reference.
ITEM 14        PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the headings “Item 2–Ratification of Appointment of Independent Registered Public Accountants–Principal Accounting Fees and Services” and “The Audit Committee” in the 2021 Proxy Statement and is incorporated by reference.
132     MOODY'S 2020 10-K

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.
(1) Financial Statements.
See Index to Financial Statements on page 73, in Part II. Item 8 of this Form 10-K.
(2) Financial Statement Schedules.
None.
(3) Exhibits.
INDEX TO EXHIBITS

S-K EXHIBIT NUMBER
3	Articles Of Incorporation And By-laws
.1
Restated Certificate of Incorporation of the Registrant, effective April 22, 2020 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2020)

.2
Amended and Restated By-laws of Moody’s Corporation, effective December 14, 2020 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 18, 2020)

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

.3.3
Third Supplemental Indenture, dated as of August  12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013)

.3.4
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.5.1
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

MOODY'S 2020 10-K     133

.3.5.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar ((incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.6
Sixth Supplemental Indenture, dated as of March 2, 2017, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.750% Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 3, 2017)

.3.7
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

.3.8
Eighth Supplement Indenture, dated as of June 7, 2018, between the Company and Wells Fargo, National Association, as trustee, including the form of 3.250% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 7, 2018)

.3.9
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

.3.10.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.10.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent. (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.11
Eleventh Supplement Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3.12
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.3.13
Thirteenth Supplemental Indenture, dated as of August 18, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.550% Senior Note due 2060 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 18, 2020)

10	Material Contracts
.1.1†
1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September  8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.1.2†
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (for awards after 2017) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.3 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

134     MOODY'S 2020 10-K

.2†
Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December  15, 2008) (formerly, The Dun  & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

.3.1.1†
Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017) (incorporated by reference to Exhibit 10.4.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.3.1.2†
First Amendment to the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number file number 1-14037, filed May 2, 2019)

.3.1.3†
Second Amendment to the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended, December 18, 2017 and April 15, 2019) (incorporated by reference to Exhibit 10.3.1.3 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.2.1†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted between 2017 and 2019) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.2.2†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.3.1†
Form of Performance Share Award Letter (for awards granted between 2018 and 2019) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.3.3.2†
Form of Performance Share Award Letter (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.4.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2020) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.4.2†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5.2 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.4†
2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February  10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

.5†*	Moody’s Corporation Deferred Compensation Plan (amended and restated effective as of January 1, 2020)
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

.8.1†	Moody’s Corporation Cafeteria Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)
MOODY'S 2020 10-K     135

	.8.2†	First Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q, file number 1-14037, filed July 31, 2014)
	.8.3†	Second Amendment to the Moody’s Corporation Cafeteria Plan (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)
.9†
Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017) (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

	.10†*	Moody’s Corporation Retirement Account (amended and restated as of January 1, 2021)
	.11†*	Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2020)
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

.17
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

.20
Loan Agreement, dated as of June  6, 2017, among Moody’s Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2020
136     MOODY'S 2020 10-K

23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

_____________
*Filed herewith
†Management contract of compensatory plan or arrangement
ITEM 16        FORM 10-K SUMMARY
None.
MOODY'S 2020 10-K     137

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ ROBERT FAUBER

Robert Fauber
President and Chief Executive Officer
Date: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT FAUBER	/s/ VINCENT A. FORLENZA
Robert Fauber,	Vincent A. Forlenza,
President and Chief Executive Officer	Lead Independent Director
(principal executive officer)

/s/ MARK KAYE	/s/ KATHRYN M. HILL
Mark Kaye,	Kathryn M. Hill,
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ CAROLINE SULLIVAN	/s/ RAYMOND W. MCDANIEL, JR.
Caroline Sullivan,	Raymond W. McDaniel, Jr.,
Senior Vice President and Corporate Controller	Chairman
(principal accounting officer)

/s/ BASIL L. ANDERSON	/s/ HENRY A. MCKINNELL, JR. PH.D.
Basil L. Anderson,	Henry A. McKinnell, Jr. Ph.D.,
Director	Director

/s/ JORGE A. BERMUDEZ	/s/ LESLIE F. SEIDMAN
Jorge A. Bermudez,	Leslie F. Seidman,
Director	Director

/s/ THÉRÈSE ESPERDY	/s/ BRUCE VAN SAUN
Thérèse Esperdy,	Bruce Van Saun,
Director	Director

Date: February 19, 2021

138     MOODY'S 2020 10-K