Form 10-Q
period 2021-03-31
MOODYS CORP /DE/
filed 2021-04-29
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Shares Outstanding at March 31, 2021
187.2 million

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
Acquire Media (AM)	Business acquired by the Company in October 2020; an aggregator and distributor of curated real-time news, multimedia, data, and alerts.
Acquisition-Related Intangible Amortization Expense	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCL	Accumulated other comprehensive loss; a separate component of shareholders’ equity
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

Catylist	A provider of commercial real estate (CRE) solutions for brokers; acquired by the Company on December 30, 2020
CFG	Corporate finance group; an LOB of MIS
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
Cortera	A provider of North American credit data and workflow solutions; the Company acquired Cortera in March 2021.
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue and which is backstopped by the 2018 Facility

CRAs	Credit rating agencies
DBPPs	Defined benefit pension plans
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share

TERM	DEFINITION
ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services
ESG	Environmental, Social, and Governance
ESMA	European Securities and Markets Authority
ETR	Effective tax rate
EU	European Union
EUR	Euros
EURIBOR	The Euro Interbank Offered Rate
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
RD&A
An LOB within MA that offers subscription-based research, data and analytical products, including: credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; learning solutions

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
Revenue Accounting Standard
Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

RMBS	Residential mortgage-backed securities; an asset class within SFG
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses

TERM	DEFINITION
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
ZM Financial Systems (ZMFS)	A provider of risk and financial management software for the U.S. banking sector; acquired by the Company in December 2020.
2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment.
2012 Senior Notes due 2022	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes due 2024	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$1,600	$1,290
Expenses
Operating	393	340
Selling, general and administrative	293	301
Depreciation and amortization	59	49
Restructuring	2	(1)
Loss pursuant to the divestiture of MAKS	—	9
Total expenses	747	698
Operating income	853	592
Non-operating (expense) income, net
Interest expense, net	(7)	(40)
Other non-operating income, net	16	12
Total non-operating (expense) income, net	9	(28)
Income before provisions for income taxes	862	564
Provision for income taxes	126	77
Net income	736	487
Less: Net income (loss) attributable to noncontrolling interests	—	(1)
Net income attributable to Moody's	$736	$488
Earnings per share attributable to Moody's common shareholders
Basic	$3.93	$2.60
Diluted	$3.90	$2.57
Weighted average number of shares outstanding
Basic	187.2	187.5
Diluted	188.6	189.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$736			$487
Other Comprehensive Income (loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(147)	$6	(141)	$(175)	$5	(170)
Net gains on net investment hedges	175	(42)	133	119	(30)	89
Net investment hedges - reclassification of gains included in net income	(1)	—	(1)	—	—	—
Cash Flow Hedges:
Net losses on cash flow hedges	—	—	—	(48)	12	(36)
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	3	(1)	2	2	(1)	1
Net actuarial losses and prior service costs	—	—	—	(1)	—	(1)
Total other comprehensive (loss) income	$31	$(37)	(6)	$(102)	$(14)	(116)
Comprehensive income			730			371
Less: comprehensive income (loss) attributable to noncontrolling interests			2			(2)
Comprehensive Income Attributable to Moody's			$728			$373
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,769	$2,597
Short-term investments	96	99
Accounts receivable, net of allowance for credit losses of $31 in 2021 and $34 in 2020	1,497	1,430
Other current assets	333	383
Total current assets	4,695	4,509
Property and equipment, net of accumulated depreciation of $946 in 2021 and $928 in 2020	269	278
Operating lease right-of-use assets	375	393
Goodwill	4,566	4,556
Intangible assets, net	1,810	1,824
Deferred tax assets, net	240	334
Other assets	545	515
Total assets	$12,500	$12,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$828	$1,039
Current portion of operating lease liabilities	94	94
Deferred revenue	1,232	1,089
Total current liabilities	2,154	2,222
Non-current portion of deferred revenue	96	98
Long-term debt	6,340	6,422
Deferred tax liabilities, net	404	404
Uncertain tax positions	402	483
Operating lease liabilities	406	427
Other liabilities	473	590
Total liabilities	10,275	10,646
Contingencies (Note 17)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series Common Stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2021 and December 31, 2020, respectively.	3	3
Capital surplus	739	735
Retained earnings	11,632	11,011
Treasury stock, at cost; 155,737,071 and 155,808,563 shares of common stock at March 31, 2021 and December 31, 2020	(9,904)	(9,748)
Accumulated other comprehensive loss	(440)	(432)
Total Moody's shareholders' equity	2,030	1,569
Noncontrolling interests	195	194
Total shareholders' equity	2,225	1,763
Total liabilities, noncontrolling interests and shareholders' equity	$12,500	$12,409
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$736	$487
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	59	49
Stock-based compensation	45	37
Deferred income taxes	44	57
Loss pursuant to the divestiture of MAKS	—	9
Changes in assets and liabilities:
Accounts receivable	(71)	(7)
Other current assets	67	(38)
Other assets	(30)	2
Accounts payable and accrued liabilities	(206)	(198)
Deferred revenue	146	64
Unrecognized tax benefits and other non-current tax liabilities	(78)	(18)
Other liabilities	(36)	(99)
Net cash provided by operating activities	676	345
Cash flows from investing activities
Capital additions	(14)	(21)
Purchases of investments	(65)	(78)
Sales and maturities of investments	45	23
Cash paid for acquisitions, net of cash acquired	(138)	(696)
Receipts from settlements of net investment hedges	1	—
Payments for settlements of net investment hedges	(23)	—
Net cash used in investing activities	(194)	(772)
Cash flows from financing activities
Issuance of notes	—	700
Issuance of commercial paper	—	789
Repayment of commercial paper	—	(305)
Proceeds from stock-based compensation plans	9	16
Repurchase of shares related to stock-based compensation	(51)	(71)
Treasury shares	(132)	(253)
Dividends	(116)	(105)
Debt issuance costs, extinguishment costs and related fees	—	(6)
Net cash (used in) provided by financing activities	(290)	765
Effect of exchange rate changes on cash and cash equivalents	(20)	(29)
Increase in cash and cash equivalents	172	309
Cash and cash equivalents, beginning of period	2,597	1,832
Cash and cash equivalents, end of period	$2,769	$2,141
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income/ (loss)				488				488	(1)	487
Dividends ($0.56 per share)				(101)				(101)	—	(101)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			37					37		37
Shares issued for stock-based compensation plans at average cost, net			(63)		0.9	(21)		(84)		(84)
Treasury shares repurchased					(1.1)	(253)		(253)		(253)
Currency translation adjustment, net of net investment hedge activity (net of tax of $25 million)							(80)	(80)	(1)	(81)
Net actuarial gains and prior service cost							(1)	(1)		(1)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							1	1		1
Net realized and unrealized gain on cash flow hedges (net of tax of $12 million)							(35)	(35)		(35)
Balance at March 31, 2020	342.9	$3	$616	$10,041	(155.4)	$(9,524)	$(554)	$582	$217	$799
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				736				736	—	736
Dividends ($0.62 per share)				(115)				(115)	(1)	(116)
Stock-based compensation			45					45		45
Shares issued for stock-based compensation plans at average cost, net			(41)		0.6	(24)		(65)		(65)
Treasury shares repurchased					(0.5)	(132)		(132)		(132)
Currency translation adjustment, net of net investment hedge activity (net of tax of $36 million)							(11)	(11)	2	(9)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Net realized gain on cash flow hedges							1	1		1
Balance at March 31, 2021	342.9	$3	$739	$11,632	(155.7)	$(9,904)	$(440)	$2,030	$195	$2,225
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
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2020 annual report on Form 10-K filed with the SEC on February 22, 2021. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Adoption of New Accounting Standards
On January 1, 2021, the Company adopted ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments”. This ASU clarifies and improves guidance related to the recently issued standards updates on credit losses, hedging, and recognition and measurement of financial instruments. The Company adopted this ASU prospectively and it did not have a material impact on the Company's current financial statements.
On January 1, 2021, the Company adopted ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote consistency among reporting entities. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this ASU prospectively and it did not have a material impact on the Company's current financial statements.
Recently Issued Accounting Standards
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
COVID-19
The COVID-19 pandemic has not had a material adverse impact on the Company's reported results to date and is currently not expected to have a material adverse impact on its near-term outlook. However, Moody's is unable to predict the longer-term impact that the pandemic may have on its business, future results of operations, financial position or cash flows due to numerous uncertainties.

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2021	2020
MIS:
Corporate finance (CFG)
Investment-grade	$134	$144
High-yield	141	75
Bank loans	180	89
Other accounts (1)	150	145
Total CFG	605	453
Financial institutions (FIG)
Banking	109	86
Insurance	43	30
Managed investments	8	6
Other accounts	2	3
Total FIG	162	125
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	67	57
Project and infrastructure	76	52
Total PPIF	143	109
Structured finance (SFG)
Asset-backed securities	26	22
RMBS	27	27
CMBS	24	17
Structured credit	38	29
Other accounts	1	1
Total SFG	116	96
Total ratings revenue	1,026	783
MIS Other	10	11
Total external revenue	1,036	794
Intersegment revenue	40	37
Total MIS	1,076	831
MA:
Research, data and analytics (RD&A)	419	358
Enterprise risk solutions (ERS)	145	138
Total external revenue	564	496
Intersegment revenue	2	2
Total MA	566	498
Eliminations	(42)	(39)
Total MCO	$1,600	$1,290
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance (CFG)	$414	$191	$605	$314	$139	$453
Financial institutions (FIG)	86	76	162	60	65	125
Public, project and infrastructure finance (PPIF)	78	65	143	68	41	109
Structured finance (SFG)	68	48	116	61	35	96
Total ratings revenue	646	380	1,026	503	280	783
MIS Other	1	9	10	—	11	11
Total MIS	647	389	1,036	503	291	794
MA:
Research, data and analytics (RD&A)	183	236	419	158	200	358
Enterprise risk solutions (ERS)	55	90	145	53	85	138
Total MA	238	326	564	211	285	496
Total MCO	$885	$715	$1,600	$714	$576	$1,290

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2021	2020
MIS:
U.S.	$647	$503
Non-U.S.:
EMEA	248	171
Asia-Pacific	97	81
Americas	44	39
Total Non-U.S.	389	291
Total MIS	1,036	794
MA:
U.S.	238	211
Non-U.S.:
EMEA	230	192
Asia-Pacific	59	55
Americas	37	38
Total Non-U.S.	326	285
Total MA	564	496
Total MCO	$1,600	$1,290

The following tables summarize the split between transaction and relationship revenue. In the MIS segment, excluding MIS Other, transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees while relationship revenue represents the recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, transaction revenue represents revenue from professional services and relationship revenue represents subscription-based revenues. In the MA segment, relationship revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services.

	Three Months Ended March 31,
	2021				2020
	Transaction		Relationship	Total	Transaction		Relationship	Total
Corporate Finance	$487		$118	$605	$338		$115	$453
	80%		20%	100%	75%		25%	100%
Financial Institutions	$90		$72	$162	$60		$65	$125
	56%		44%	100%	48%		52%	100%
Public, Project and Infrastructure Finance	$100		$43	$143	$69		$40	$109
	70%		30%	100%	63%		37%	100%
Structured Finance	$66		$50	$116	$50		$46	$96
	57%		43%	100%	52%		48%	100%
MIS Other	$2		$8	$10	$2		$9	$11
	20%		80%	100%	18%		82%	100%
Total MIS	$745		$291	$1,036	$519		$275	$794
	72%		28%	100%	65%		35%	100%
Research, data and analytics	$20		$399	$419	$18		$340	$358
	5%		95%	100%	5%		95%	100%
Enterprise risk solutions	$23		$122	$145	$32		$106	$138
	16%		84%	100%	23%		77%	100%
Total MA	$43	(1)	$521	$564	$50	(1)	$446	$496
	8%		92%	100%	10%		90%	100%
Total Moody's Corporation	$788		$812	$1,600	$569		$721	$1,290
	49%		51%	100%	44%		56%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$745	$29	$774	$519	$39	$558
Revenue recognized over time	291	535	826	275	457	732
Total	$1,036	$564	$1,600	$794	$496	$1,290

Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At March 31, 2021 and December 31, 2020, accounts receivable, net included $452 million and $361 million, respectively, of unbilled receivables, net related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.

In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at March 31, 2021 and December 31, 2020, accounts receivable, net included $88 million and $98 million, respectively, of unbilled receivables, net related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	MIS	MA	Total	MIS	MA	Total
Balance at December 31,	$313	$874	$1,187	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(96)	(386)	(482)	(99)	(336)	(435)
Increases due to amounts billable excluding amounts recognized as revenue during the period	174	452	626	161	343	504
Increases due to acquisitions during the period	—	4	4	—	20	20
Effect of exchange rate changes	(3)	(4)	(7)	(5)	(24)	(29)
Total changes in deferred revenue	75	66	141	57	3	60
Balance at March 31,	$388	$940	$1,328	$379	$843	$1,222
Deferred revenue - current	$295	$937	$1,232	$275	$838	1,113
Deferred revenue - noncurrent	$93	$3	$96	$104	$5	109

The increase in deferred revenue during both the three months ended March 31, 2021 and 2020 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $120 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2021 as well as amounts not yet invoiced to customers as of March 31, 2021, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.3 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 20% of this balance between one to two years and the remaining amount thereafter.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation cost	$45	$37
Tax benefit	$11	$7
During the first three months of 2021, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $67.40 per share based on the Black-Scholes option-pricing model. The Company also granted 0.5 million shares of restricted stock in the first three months of 2021, which had a weighted average grant date fair value of $276.86 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $268.82 per share.
The following weighted average assumptions were used in determining the fair value for options granted in 2021:

Expected dividend yield	0.90%
Expected stock volatility	28%
Risk-free interest rate	0.82%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at March 31, 2021 was $12 million and $265 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.6 years and 2.7 years, respectively. Additionally, there was $41 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.3 years.
The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2021	2020
Exercise of stock options:
Proceeds from stock option exercises	$6	$13
Aggregate intrinsic value	$9	$46
Tax benefit realized upon exercise	$2	$11
Number of shares exercised	0.1	0.2
Vesting of restricted stock:
Fair value of shares vested	$178	$191
Tax benefit realized upon vesting	$41	$44
Number of shares vested	0.6	0.8
Vesting of performance-based restricted stock:
Fair value of shares vested	$29	$70
Tax benefit realized upon vesting	$6	$17
Number of shares vested	0.1	0.3

NOTE 4. INCOME TAXES
Moody’s ETR was 14.6% and 13.7% for the three months ended March 31, 2021 and 2020, respectively. The increase in the ETR for the three months ended March 31, 2021 was primarily due to higher pretax income, which diluted the impact of the tax benefits discussed below that were recognized during the first quarter of 2021. The Company’s year to date tax expense differs from the tax computed by applying its estimated annual effective tax rate to the year-to-date pre-tax earnings primarily due to Excess Tax Benefits from stock compensation of $19 million and net reductions in UTPs of $61 million related to a settlement and a lapse of a statute of limitations.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $81 million ($71 million, net of federal tax) during the first quarter of 2021, which primarily related to the aforementioned resolution of uncertain tax positions. The Company also reversed $40 million in accrued interest in connection with these matters in the first quarter of 2021.
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
The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2021	2020
Income taxes paid	$68	$29

NOTE 5. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,

	2021	2020
Basic	187.2	187.5
Dilutive effect of shares issuable under stock-based compensation plans	1.4	2.1
Diluted	188.6	189.6
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2021 and 2020.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2021
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,639	$—	$1,639	$1,531	$96	$12
Mutual funds	$49	$6	$55	$—	$—	$55

	As of December 31, 2020
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,430	$—	$1,430	$1,325	$99	$6
Mutual funds	$54	$6	$60	$—	$—	$60
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both March 31, 2021 and December 31, 2020. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 23 months at both March 31, 2021 and December 31, 2020. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of March 31, 2021 and December 31, 2020, the contract value of the COLI was $33 million and $17 million, respectively.

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
Cortera
On March 19, 2021, the Company acquired 100% of Cortera, a provider of North American credit data and workflow solutions.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$138
Additional consideration to be paid to sellers in 2021 (1)	1
Total consideration	$139
(1) Represents additional consideration to be paid to the sellers following finalization of customary post-closing completion adjustments.

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$7
Intangible assets:
Database (10 year useful life)	$38
Customer relationships (18 year useful life)	9
Product technology (8 year useful life)	9
Trade name (5 year useful life)	1
Total intangible assets (11 year weighted average useful life)		57
Goodwill		95
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(1)
Deferred revenue	(4)
Deferred tax liabilities	(15)
Other liabilities	(2)
Total liabilities		(22)
Net assets acquired		$139
The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the Cortera business. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including reserves for UTPs and deferred tax liabilities. The estimated useful lives of acquired intangibles assets are also preliminary.
Current assets in the table above include acquired cash of $4 million and accounts receivable of approximately $2 million.
Goodwill
The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary risk assessment products of the Company and Cortera, which is expected to extend the Company’s reach to new and evolving market segments as well as cost savings synergies, expected new customer acquisitions and products.
Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.
At the date of the filing of this quarterly report on Form 10-Q, the Company has not completed the assignment of goodwill from this acquisition to its reporting units.
Transaction costs
Transaction costs directly related to the Cortera acquisition were not material.
RDC
On February 13, 2020, the Company acquired 100% of RDC, a provider of anti-money laundering and know-your-customer data and due diligence services.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$700
Additional consideration paid to sellers in 2020 (1)	2
Total consideration	$702
(1) Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$24
Intangible assets:
Customer relationships (25 year useful life)	$174
Database (10 year useful life)	86
Product technology (4 year useful life)	17
Trade name (3 year useful life)	3
Total intangible assets (19 year weighted average life)		280
Goodwill		494
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(5)
Deferred revenue	(20)
Deferred tax liabilities	(71)
Other liabilities	(2)
Total liabilities		(98)
Net assets acquired		$702
Current assets in the table above include acquired cash of $6 million and accounts receivable of approximately $14 million.
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

The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of March 31, 2021	As of December 31, 2020	Floating Interest Rate
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month USD LIBOR
Total		$1,380	$1,380

Refer to Note 15 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statement of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2021	2020
Interest expense, net		$(7)	$(40)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$5	$3
Fair value changes on interest rate swaps	Interest expense, net	$(24)	$58
Fair value changes on hedged debt	Interest expense, net	$24	$(58)

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

March 31, 2021
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
As of March 31, 2021 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2021 (After March 31,)	€265
2022	€438
2023	€442
2024	€443
2026	€450
Total	€2,038

Forward contracts designated as net investment hedges
The Company also enters into forward contracts to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD and GBP/euro exchange rates. The following table summarizes the notional amounts of the Company's outstanding forward contracts that were designated as net investment hedges:

Notional amount of net investment hedges	March 31, 2021		December 31, 2020
	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€560	$681	€524	$627
Contract to sell GBP for EUR	£134	€155	£134	€148
These forward contracts will expire in May 2021.
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
The following table provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
FX forward contracts	$16	$—	$1	$—	$—	$—
Cross currency swaps	72	66	—	—	10	8
Long-term debt	45	23	—	—	—	—
Total net investment hedges	$133	$89	$1	$—	$10	$8
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	(36)	(1)	(1)	—	—
Total	$133	$53	$—	$(1)	$10	$8

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2021	December 31, 2020
Net investment hedges
Cross currency swaps	$(52)	$(124)
FX forwards	27	12
Long-term debt	(63)	(108)
Total net investment hedges	$(88)	$(220)
Cash flow hedges
Interest rate contracts	$(50)	$(51)
Cross currency swaps	2	2
Total cash flow hedges	(48)	(49)
Total net loss in AOCL	$(136)	$(269)

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through May 2021.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2021			December 31, 2020
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$402		£287	$295		£222
Contracts to sell USD for Japanese Yen	$15		¥1,600	$15		¥1,600
Contracts to sell USD for Canadian dollars	$100	C$	126	$107	C$	140
Contracts to sell USD for Singapore dollars	$60	S$	79	$59	S$	79
Contracts to sell USD for Euros	$493		€405	$447		€376
Contracts to sell Euros for GBP	€180		£157	€135		£121
Contracts to sell USD for Russian Ruble	$13	₽	1,000	$13	₽	1,000
Contracts to sell USD for Indian Rupee	$18	₹	1,350	$18	₹	1,350
NOTE: € = Euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese Yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian Ruble, ₹= Indian Rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Statement of Operations	Three Months Ended March 31,
		2021	2020
Foreign exchange forwards	Other non-operating income, net	$(6)	$(40)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$1	$—
Interest rate swaps designated as fair value hedges	Other assets	38	57
FX forwards designated as net investment hedges	Other current assets	23	—
Total derivatives designated as accounting hedges		62	57

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	8	31
Total assets		$70	$88
Liabilities:
Derivatives designated as accounting hedges:
FX forwards designated as net investment hedges	Accounts payable and accrued liabilities	$2	$16
Cross-currency swaps designated as net investment hedges	Accounts payable and accrued liabilities	11	23
Cross-currency swaps designated as net investment hedges	Other liabilities	61	144
Interest rate swaps designated as fair value hedges	Other liabilities	6	1
Total derivatives designated as accounting hedges		80	184
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,469	1,530
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	28	2
Total liabilities		$1,577	$1,716

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (1)	—	—	—	95	—	95	95	—	95
Foreign currency translation adjustments	1	—	1	(86)	—	(86)	(85)	—	(85)
Ending balance	$312	$—	$312	$4,266	$(12)	$4,254	$4,578	$(12)	$4,566

	Year Ended December 31, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (2)	(2)	—	(2)	628	—	628	626	—	626
Foreign currency translation adjustments	(2)	—	(2)	210	—	210	208	—	208
Ending balance	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
(1) The 2021 additions/adjustments for the MA segment in the table above relate to the acquisition of Cortera.
(2) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisitions of RDC, AM, ZMFS, and Catylist.
Acquired intangible assets and related amortization consisted of:

	March 31, 2021	December 31, 2020
Customer relationships	$1,602	$1,623
Accumulated amortization	(326)	(313)
Net customer relationships	1,276	1,310
Software/product technology	438	441
Accumulated amortization	(183)	(177)
Net software/product technology	255	264
Database	180	144
Accumulated amortization	(32)	(29)
Net database	148	115
Trade names	160	161
Accumulated amortization	(40)	(38)
Net trade names	120	123
Other (1)	54	55
Accumulated amortization	(43)	(43)
Net other	11	12
Total acquired intangible assets, net	$1,810	$1,824
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2021	2020
Amortization expense	$35	$28

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2021 (After March 31,)	$99
2022	135
2023	130
2024	123
2025	121
Thereafter	1,202
Total estimated future amortization	$1,810
Matters concerning the ICRA reporting unit
On August 29, 2019, the board of directors of ICRA terminated the employment of ICRA's CEO and on September 28, 2019, the shareholders of ICRA voted to remove the former CEO from his position on ICRA's board of directors. ICRA appointed a new Managing Director & Group CEO effective August 10, 2020. ICRA has reported that the Securities and Exchange Board of India (SEBI) issued an adjudication order dated December 26, 2019 imposing a penalty of INR 25 lakh (approximately $35,000) on ICRA in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries. ICRA has further reported that: (i) it had appealed that order; and (ii) it has received a related "show cause" notice from SEBI asking ICRA to demonstrate why the penalty imposed should not be increased. In an order dated September 22, 2020, SEBI increased the penalty imposed on ICRA from INR 25 lakh to INR 1 crore (approximately $140,000) and ICRA has disclosed that it has appealed that order. In addition, ICRA has disclosed that it completed the internal examinations it conducted into anonymous allegations that were forwarded to ICRA by SEBI, certain additional allegations made during the course of that examination, and a separate anonymous complaint. ICRA reported that its Board of Directors have taken appropriate actions based on the findings of the completed examinations. As of the date of this quarter report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.

NOTE 10. RESTRUCTURING
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
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three Months Ended March 31,
	2021	2020
2020 MA Strategic Reorganization Restructuring Program	$2	$—
Changes to the restructuring liability for the aforementioned restructuring program during the first three months of 2021 were as follows:

Employee Termination Costs
Balance as of December 31, 2020	$18
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	2
Cash payments and adjustments	(5)
Balance as of March 31, 2021	$15

Cumulative expense incurred to date
2020 MA Strategic Reorganization Restructuring Program:	$20
As of March 31, 2021, the remaining $15 million restructuring liability related to the 2020 MA Strategic Reorganization Restructuring Program is expected to be paid out through 2022.

NOTE 11. FAIR VALUE
The table below presents information about items that are carried at fair value at March 31, 2021 and December 31, 2020:

	Fair value Measurement as of March 31, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$70	$—	$70
Mutual funds	55	55	—
Total	$125	$55	$70
Liabilities:
Derivatives (1)	$108	$—	$108
Total	$108	$—	$108

	Fair value Measurement as of December 31, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$88	$—	$88
Mutual funds	60	60	—
Total	$148	$60	$88
Liabilities:
Derivatives (1)	$186	$—	$186
Total	$186	$—	$186
(1) Represents FX forward contracts, interest rate swaps and cross-currency swaps as more fully described in Note 8 to the condensed consolidated financial statements.
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2021	December 31, 2020
Other current assets:
Prepaid taxes	$73	$94
Prepaid expenses	88	91
Capitalized costs to obtain and fulfill sales contracts	96	93
Foreign exchange forwards on certain assets and liabilities	8	31
Derivative instruments designated as accounting hedges	23	—
Other	45	74
Total other current assets	$333	$383
Other assets:
Investments in non-consolidated affiliates	$149	$135
Deposits for real-estate leases	19	19
Indemnification assets related to acquisitions	15	15
Mutual funds and fixed deposits	67	66
Company owned life insurance (at contract value)	33	17
Costs to obtain sales contracts	143	134
Derivative instruments designated as accounting hedges	39	57
Pension and other retirement employee benefits	22	21
Other	58	51
Total other assets	$545	$515
Accounts payable and accrued liabilities:
Salaries and benefits	$203	$197
Incentive compensation	62	226
Customer credits, advanced payments and advanced billings	43	42
Dividends	6	11
Professional service fees	57	53
Interest accrued on debt	33	82
Accounts payable	21	39
Income taxes	156	128
Pension and other retirement employee benefits	46	45
Accrued royalties	27	19
Foreign exchange forwards on certain assets and liabilities	28	2
Restructuring liability	15	18
Derivative instruments designated as accounting hedges	13	39
Other	118	138
Total accounts payable and accrued liabilities	$828	$1,039

	March 31, 2021	December 31, 2020
Other liabilities:
Pension and other retirement employee benefits	$249	$244
Interest accrued on UTPs	70	113
MAKS indemnification provisions	33	33
Income tax liability - non-current portion	18	18
Derivative instruments designated as accounting hedges	67	145
Other	36	37
Total other liabilities	$473	$590
Loss pursuant to the Divestiture of MAKS:
The $9 million loss during the three months ended March 31, 2020 relates to customary post-closing completion adjustments pursuant to the fourth quarter 2019 divestiture of MAKS.
Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended March 31,
	2021	2020
FX (loss) gain	$(2)	$13
Net periodic pension costs - other components	4	3
Income/(loss) from investments in non-consolidated affiliates	8	(3)
Other	6	(1)
Total	$16	$12

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended March 31,		Location in the consolidated statement of operations
Losses on cash flow hedges	2021	2020
Interest rate contract	$(1)	$(1)	Other non-operating income, net
Income tax effect of items above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	(1)
Gains on net investment hedges
FX forwards	1	—	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net gains on net investment hedges	1	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(3)	(2)	Other non-operating income, net
Income tax effect of item above	1	1	Provision for income taxes
Total pension and other retirement benefits	(2)	(1)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(2)	$(2)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended March 31, 2021
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	—	—	(143)	133	(10)
Amounts reclassified from AOCL	2	1	—	(1)	2
Other comprehensive income/(loss)	2	1	(143)	132	(8)
Balance March 31, 2021	$(116)	$(48)	$(188)	$(88)	$(440)

	Three Months Ended March 31, 2020
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	(1)	(36)	(169)	89	(117)
Amounts reclassified from AOCL	1	1	—	—	2
Other comprehensive income/(loss)	—	(35)	(169)	89	(115)
Balance March 31, 2020	$(92)	$(35)	$(570)	$143	$(554)

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
Through 2007, substantially all U.S. employees were eligible to participate in the Company’s DBPPs. Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008 and new hires in the U.S. instead will receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s Retirement Plans and Other Retirement Plans continue to accrue benefits based on existing plan formulas.
The components of net periodic benefit expense related to the Retirement Plans and Other Retirement Plans are as follows:

	Three Months Ended March 31,
	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Components of net periodic expense
Service cost	$5	$5	$1	$1
Interest cost	4	4	—	—
Expected return on plan assets	(7)	(5)	—	—
Amortization of net actuarial loss from earlier periods	2	2	—	—
Net periodic expense	$4	$6	$1	$1

The Company made payments of $1 million related to its unfunded U.S. DBPPs during the three months ended March 31, 2021. Additionally, the Company anticipates making payments of $44 million and $1 million to its unfunded U.S. DBPPs and U.S. other retirement plans, respectively, during the remainder of 2021.

NOTE 15. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for the 2012 Senior Notes due 2022, the 2017 Senior Notes due 2023, the 2017 Senior Notes due 2028 and the 2020 Senior Notes due 2025, which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2021
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$12	$(1)	$(1)	$510
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	588	—	—	(2)	586
2.625% 2017 Senior Notes, due 2023	500	10	—	(1)	509
3.25% 2017 Senior Notes, due 2028	500	16	(4)	(3)	509
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(3)	395
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	881	—	(3)	(6)	872
3.75% 2020 Senior Notes, due 2025	700	(6)	(1)	(4)	689
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,369	$32	$(23)	$(38)	$6,340

December 31, 2020
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$14	$(1)	$(1)	$512
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	612	—	—	(2)	610
2.625% 2017 Senior Notes, due 2023	500	12	—	(2)	510
3.25% 2017 Senior Notes, due 2028	500	31	(4)	(3)	524
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	918	—	(3)	(6)	909
3.75% 2020 Senior Notes, due 2025	700	(1)	(1)	(5)	693
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,430	$56	$(24)	$(40)	$6,422
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
Notes Payable
At March 31, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2021, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	Total
2021 (After March 31,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2022	500	—	—	—	—	—	—	—	—	—	—	—	500
2023	—	—	—	—	500	—	—	—	—	—	—	—	500
2024	—	500	—	—	—	—	—	—	—	—	—	—	500
2025	—	—	—	—	—	—	—	—	—	700	—	—	700
Thereafter	—	—	600	588	—	500	400	400	881	—	300	500	4,169
Total	$500	$500	$600	$588	$500	$500	$400	$400	$881	$700	$300	$500	$6,369
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended March 31,
	2021	2020
Income	$3	$4
Expense on borrowings	(41)	(31)
Income (expense) on UTPs and other tax related liabilities(2)	35	(8)
Net periodic pension costs - interest component	(4)	(5)
Interest expense, net	$(7)	$(40)
Interest paid(1)	$73	$49
(1) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 8.
(2) Income(expense) on UTPs and other tax related liabilities in 2021 includes a $40 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.
The fair value and carrying value of the Company’s debt as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$510	$525	$512	$530
4.875% 2013 Senior Notes, due 2024	498	555	498	562
5.25% 2014 Senior Notes, due 2044	598	775	598	828
1.75% 2015 Senior Notes, due 2027	586	641	610	674
2.625% 2017 Senior Notes, due 2023	509	518	510	522
3.25% 2017 Senior Notes, due 2028	509	537	524	561
4.25% 2018 Senior Notes, due 2029	395	453	394	480
4.875% 2018 Senior Notes, due 2048	390	493	390	544
0.950% 2019 Senior Notes, due 2030	872	915	909	974
3.75% 2020 Senior Notes, due 2025	689	764	693	785
3.25% 2020 Senior Notes, due 2050	293	292	293	329
2.55% 2020 Senior Notes, due 2060	491	404	491	467
Total	$6,340	$6,872	$6,422	$7,256
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Operating lease cost	$24	$24
Sublease income	(1)	(1)
Variable lease cost	5	5
Total lease cost	$28	$28

The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28	$26
Right-of-use assets obtained in exchange for new operating lease liabilities	$4	$9

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term	5.9 years	6.7 years
Weighted-average discount rate applied to operating leases	3.6%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2021:

Year Ending December 31,	Operating Leases
2021 (After March 31)	$83
2022	99
2023	94
2024	85
2025	77
After 2025	116
Total lease payments (undiscounted)	554
Less: Interest	54
Present value of lease liabilities:	$500
Lease liabilities - current	$94
Lease liabilities - noncurrent	$406

NOTE 17. CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 4 to the consolidated financial statements.
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

NOTE 18. SEGMENT INFORMATION
The Company is organized into two operating segments: MIS and MA and accordingly, the Company reports in two reportable segments: MIS and MA.
The MIS segment consists of five LOBs. The CFG, FIG, PPIF and SFG LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue and revenue from providing ESG research, data and assessments.
The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of two LOBs - RD&A and ERS.
Revenue for MIS and expenses for MA include intersegment fees charged to MA for the rights to use and distribute content, data and products developed by MIS. Additionally, revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. These intersegment fees are generally based on the market value of the products and services being transferred between the segments.
Overhead expenses include costs such as rent and occupancy, information technology and support staff such as finance, human resources and legal. Such costs and corporate expenses that exclusively benefit one segment are fully charged to that segment.
For overhead costs and corporate expenses that benefit both segments, costs are allocated to each segment based on the segment’s share of full-year 2019 actual revenue which comprises a “Baseline Pool” that will remain fixed over time. In subsequent periods, incremental overhead costs (or reductions thereof) will be allocated to each segment based on the prevailing shares of total revenue represented by each segment.
“Eliminations” in the following table represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the chief operating decision maker to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.

Financial Information by Segment
The table below shows revenue, operating income and Adjusted Operating Income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 2 for further details on the components of the Company’s revenue.

	Three Months Ended March 31,
	2021				2020
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,076	$566	$(42)	$1,600	$831	$498	$(39)	$1,290
Total Expenses	366	423	(42)	747	343	394	(39)	698
Operating income	710	143	—	853	488	104	—	592
Add:
Depreciation and amortization	18	41	—	59	16	33	—	49
Restructuring	—	2	—	2	(1)	—	—	(1)
Loss pursuant to the divestiture of MAKS	—	—	—	—	—	9	—	9
Adjusted Operating Income	$728	$186	$—	$914	$503	$146	$—	$649

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2021	2020
United States	$885	$714
Non-U.S.:
EMEA	478	363
Asia-Pacific	156	136
Americas	81	77
Total Non-U.S.	715	576
Total	$1,600	$1,290

NOTE 19. SUBSEQUENT EVENT
On April 27, 2021, the Board approved the declaration of a quarterly dividend of $0.62 per share of Moody’s common stock, payable on June 10, 2021 to shareholders of record at the close of business on May 20, 2021.

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

			A global integrated risk assessment firm that empowers organizations to make better decisions
	Independent provider of credit rating opinions and related information for over 100 years				Global provider of data and analytic solutions which help companies make better and faster decisions.
67.7%	Q1 2021 Adjusted Operating Margin	Total Q1 2021 Revenue of $1.6 billion		32.9%	Q1 2021 Adjusted Operating Margin
66.0%	Q1 2021 Operating Margin			25.3%	Q1 2021 Operating Margin

		53.3%	Q1 2021 Operating Margin
		57.1%	Q1 2021 Adjusted Operating Margin

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
COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. While the Company has selectively reopened certain of its offices, Moody’s continues to require remote work for most employees globally and has operated effectively to date. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on the reopening of its offices.
The COVID-19 pandemic has not had a material adverse impact on the Company's reported results to date and is currently not expected to have a material adverse impact its near-term outlook. However, Moody's is unable to predict the longer-term impact that the pandemic may have on its business, future results of operations, financial position or cash flows due to numerous uncertainties. Refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020 for further disclosure relating to the risks of the COVID-19 pandemic on the Company's business.
Reportable Segments
The Company is organized into two reportable segments at March 31, 2021: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 18 to the condensed consolidated financial statements.
RESULTS OF OPERATIONS
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Regulatory DataCorp on February 13, 2020;
–Acquire Media on October 21, 2020;
–ZM Financial Systems on December 7, 2020;
–Catylist on December 30, 2020.
Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition/divestiture activity.

Three months ended March 31, 2021 compared with three months ended March 31, 2020
Executive Summary
–The following table provides an executive summary of key operating results for the quarter ended March 31, 2021. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2021	2020	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,600	$1,290	24%	— reflects strong growth in both segments
MIS External Revenue	$1,036	$794	30%	— strong growth mainly driven by leveraged finance issuance as issuers refinanced existing debt and funded M&A activity
MA External Revenue	$564	$496	14%
— strong growth in compliance solutions, as well as research and data feeds;
— demand from asset managers for risk management solutions coupled with growth from insurance compliance solutions in ERS; and
— inorganic growth from acquisitions.

Total operating and SG&A expenses	$686	$641	(7%)
— growth in compensation costs reflecting higher incentive compensation accruals coupled with growth resulting from hiring and annual salary increases;
— unfavorable changes in FX translation rates;
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— inorganic growth from acquisitions; partially offset by
— lower bad debt expense and travel costs.

Total non-operating (expense) income, net	$9	$(28)	132%	— primarily reflects a $40 million benefit related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions
Operating Margin	53.3%	45.9%	740BPS	— margin expansion reflects strong revenue growth outpacing operating expense growth
Adjusted Operating Margin	57.1%	50.3%	680BPS
ETR	14.6%	13.7%	(90BPS)	— the 2021 and 2020 ETR include $61 million and $20 million, respectively, in tax benefits relating to the resolution of uncertain tax positions
Diluted EPS	$3.90	$2.57	52%
— increase reflects strong operating income/Adjusted Operating Income growth as described above and includes $0.47/share and $0.11/share in benefits related to the aforementioned resolution of uncertain tax positions in 2021 and 2020, respectively.

Adjusted Diluted EPS	$4.06	$2.73	49%

Moody's Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
United States	$885	$714	24%
Non-U.S.:
EMEA	478	363	32%
Asia-Pacific	156	136	15%
Americas	81	77	5%
Total Non-U.S.	715	576	24%
Total	1,600	1,290	24%
Expenses:
Operating	393	340	(16%)
SG&A	293	301	3%
Depreciation and amortization	59	49	(20%)
Restructuring	2	(1)	NM
Loss pursuant to the divestiture of MAKS	—	9	100%
Total	747	698	(7%)
Operating income	$853	$592	44%
Adjusted Operating Income (1)	$914	$649	41%
Interest expense, net	$(7)	$(40)	83%
Other non-operating income, net	16	12	33%
Non-operating (expense) income, net	$9	$(28)	132%

Net income attributable to Moody's	$736	$488	51%
Diluted weighted average shares outstanding	188.6	189.6	1%
Diluted EPS attributable to Moody's common shareholders	$3.90	$2.57	52%
Adjusted Diluted EPS (1)	$4.06	$2.73	49%
Operating margin	53.3%	45.9%
Adjusted Operating Margin(1)	57.1%	50.3%
Effective tax rate	14.6%	13.7%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31,		Change
	2021	2020	%
MIS
U.S.	1,504	1,521	(1%)
Non-U.S.	3,565	3,435	4%
Total	5,069	4,956	2%
MA
U.S.	2,022	1,873	8%
Non-U.S.	2,939	3,075	(4%)
Total	4,961	4,948	—%
MSS
U.S.	687	671	2%
Non-U.S.	841	788	7%
Total	1,528	1,459	5%
Total MCO
U.S.	4,213	4,065	4%
Non-U.S.	7,345	7,298	1%
Total	11,558	11,363	2%
Moody’s global staffing increased by approximately 240 employees relating to acquisitions completed subsequent to March 31, 2020.

GLOBAL REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

Global revenue ⇑ $310 million	U.S. Revenue ⇑ $171 million	Non-U.S. Revenue ⇑ $139 million
The increase in global revenue reflected strong growth in both reportable segments both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation favorably impacted global revenue by three percent.

Operating Expense ⇑ $53 million	SG&A Expense ⇓ $8 million
---------- ---------

Compensation expenses increased $42 million reflecting:	Compensation expenses increased $19 million reflecting:
— higher incentive compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were suppressed reflecting uncertainties at the time relating to the COVID-19 pandemic;

— higher incentive compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were suppressed reflecting uncertainties at the time relating to the COVID-19 pandemic;

— hiring and salary increases; and	— hiring and salary increases; and
— inorganic growth from acquisitions activity.	—inorganic growth from acquisitions activity.

Non-compensation expenses increased $11 million reflecting:	Non-compensation expenses decreased $27 million reflecting:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; partially offset by:	— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis;
— lower travel costs and disciplined cost management in light of the COVID-19 crisis.	— lower travel costs in light of the COVID-19 crisis; partially offset by:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.

Other Expenses
Prior year includes a $9 million loss pursuant to the divestiture of MAKS relating to customary post-closing completion adjustments pursuant to the sale of the business in the fourth quarter of 2019.

Operating margin 53.3%, up 740 BPS	Adjusted Operating Margin 57.1%, up 680 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth outpacing growth in total operating expenses.

Interest Expense, net ⇓ $33 million	Other non-operating income ⇑ $4 million

Decrease in expense is primarily due to:	Increase in income is primarily due to:
— a $40 million benefit related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions	— higher gains on certain of the Company's investments in equity securities; partially offset by:
— immaterial FX losses in 2021 compared to $13 million in FX gains in 2020

ETR ⇑ 90 BPS
The 2021 and 2020 ETR include $61 million and $20 million, respectively, in tax benefits relating to the resolution of uncertain tax positions. The increase in the ETR compared to the prior year was primarily due to higher income before provision for income taxes, which diluted the impact of the aforementioned tax benefits.

Diluted EPS ⇑ $1.33	Adjusted Diluted EPS ⇑ $1.33

Diluted EPS in the first quarter of 2021 of $3.90 increased $1.33 compared to the same period in 2020 mainly due to higher operating income. Diluted EPS in 2021 and 2020 include $0.47/share and $0.11/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions.

Adjusted Diluted EPS of $4.06 in the first quarter of 2021 increased $1.33 compared to the same period in 2020, mainly due to higher Adjusted Operating Income. Diluted EPS in 2021 and 2020 include $0.47/share and $0.11/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Corporate finance (CFG)	$605	$453	34%
Financial institutions (FIG)	162	125	30%
Public, project and infrastructure finance (PPIF)	143	109	31%
Structured finance (SFG)	116	96	21%
Total ratings revenue	1,026	783	31%
MIS Other	10	11	(9%)
Total external revenue	1,036	794	30%
Intersegment revenue	40	37	8%
Total MIS revenue	1,076	831	29%
Expenses:
Operating and SG&A (external)	346	326	(6%)
Operating and SG&A (intersegment)	2	2	—%
Restructuring	—	(1)	(100%)
Depreciation and amortization	18	16	(13%)
Total expense	366	343	(7%)
Operating Income	$710	$488	45%
Restructuring	—	(1)	(100%)
Depreciation and amortization	18	16	(13%)
Adjusted Operating Income	$728	$503	45%

Operating margin	66.0%	58.7%
Adjusted Operating Margin	67.7%	60.5%

MOODY'S INVESTORS SERVICE REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $242 million	U.S. Revenue ⇑ $144 million	Non-U.S. Revenue ⇑ $98 million

–The increase in global MIS revenue reflected strong growth across all ratings LOBs both in the U.S. and internationally.
–Foreign currency translation favorably impacted MIS revenue by three percentage points.
–Transaction revenue grew $226 million compared to the same period in the prior year.

CFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $152 million	U.S. Revenue ⇑ $100 million	Non-U.S. Revenue ⇑ $52 million
Global CFG revenue for the three months ended March 31, 2021 and 2020 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 34% reflected growth both in the U.S. (32%) and internationally (37%). Transaction revenue grew $149 million compared to the same period in the prior year.
The most notable driver of the increase reflected strong growth in leveraged loan and speculative-grade bond activity in the U.S. and EMEA as issuers refinanced existing debt in light of favorable market conditions and funded M&A activity.

–Foreign currency translation favorably impacted CFG revenue by two percentage points.
FIG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $37 million	U.S. Revenue ⇑ $26 million	Non-U.S. Revenue ⇑ $11 million
Global FIG revenue for the three months ended March 31, 2021 and 2020 was comprised as follows:

Transaction revenue increased $30 million compared to the first quarter of 2020.
The 30% increase in FIG revenue is mainly due to higher banking and insurance revenue in the U.S. and EMEA reflecting both the benefit of favorable changes in product mix and pricing increases coupled with opportunistic issuer activity in light of favorable market conditions.
Foreign currency translation favorably impacted FIG revenue by three percentage points.

PPIF REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $34 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $24 million
Global PPIF revenue for the three months ended March 31, 2021 and 2020 was comprised as follows:
Transaction revenue increased $31 million compared to the first quarter of 2020.
The increase in PPIF revenue of 31% reflected growth both in the U.S. (15%) and internationally (59%) and was driven by:
– opportunistic refinancing activity in the utilities sector; and
– growth in sovereign issuance in EMEA and Latin America reflecting funding to support economic recovery.
Foreign currency translation favorably impacted PPIF revenue by three percentage points.

SFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $20 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇑ $13 million
Global SFG revenue for the three months ended March 31, 2021 and 2020 was comprised as follows:
The increase in SFG revenue of 21% reflected growth both in the U.S. (11%) and internationally (37%). Transaction revenue increased $16 million compared to the first quarter of 2020.

The most notable driver of the growth in SFG revenue were:
–higher CLO refinancing activity in EMEA reflecting a narrowing of credit spreads in this asset class; and
–an increase in U.S. CMBS activity also resulting from a narrowing of credit spreads for this asset class.

Foreign currency translation favorably impacted SFG revenue by three percentage points.

MIS: Operating and SG&A Expense ⇑ $20 million

The growth is primarily due to higher compensation costs of $39 million partially offset by lower non-compensation costs of $19 million with the most notable drivers reflecting:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The decrease is primarily due to:
— higher incentive compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were suppressed reflecting uncertainties at the time relating to the COVID-19 pandemic; and
— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
— hiring and salary increases	—lower travel costs and disciplined expense management in light of the COVID-19 pandemic; partially offset by:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.

MIS: Operating Margin 66.0% ⇑ 730 BPS	Adjusted Operating Margin 67.7% ⇑ 720 BPS
MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth outpacing growth in operating and SG&A expenses.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Research, data and analytics (RD&A)	$419	$358	17%
Enterprise risk solutions (ERS)	145	138	5%
Total external revenue	564	496	14%
Intersegment revenue	2	2	—%
Total MA revenue	566	498	14%
Expenses:
Operating and SG&A (external)	340	315	(8%)
Operating and SG&A (intersegment)	40	37	(8%)
Restructuring	2	—	NM
Depreciation and amortization	41	33	(24%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Total expense	423	394	(7%)
Operating income	$143	$104	38%
Restructuring	2	—	NM
Depreciation and amortization	41	33	(24%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Adjusted Operating Income	$186	$146	27%

Operating margin	25.3%	20.9%
Adjusted Operating Margin	32.9%	29.3%

MOODY'S ANALYTICS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $68 million	U.S. Revenue ⇑ $27 million	Non-U.S. Revenue ⇑ $41 million
The 14% increase in global MA revenue reflects growth both in the U.S. and internationally in RD&A and ERS and includes revenue from the acquisitions of RDC, AM, ZMFS and Catylist.
–Organic revenue growth (1) was 10%.
–Foreign currency translation favorably impacted MA revenue by four percent.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
RD&A REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

RD&A: Global revenue ⇑ $61 million	U.S. Revenue ⇑ $25 million	Non-U.S. Revenue ⇑ $36 million
Global RD&A revenue grew 17% compared to the first quarter of 2020 with the most notable drivers of the change reflecting:
–strong demand for compliance solutions reflecting increased customer and supplier risk data usage;
–strong renewals and new sales as well as benefits of pricing increases related to credit research and data feeds; and
–inorganic revenue growth from the acquisitions of RDC, AM, and Catylist.
Foreign currency translation favorably impacted RD&A revenue by four percent.
Organic revenue growth for RD&A was 12%.

ERS REVENUE
2021-----------------------------------------------------------------------------------2020
_____________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $7 million	U.S. Revenue ⇑ $2 million	Non-U.S. Revenue ⇑ $5 million
Global ERS revenue increased 5% compared to the first quarter of 2020 mainly driven by:
–Favorable foreign currency translation which impacted revenue by three percent;
–growth in subscription-based revenue, most notably for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts and demand from asset managers for risk management solutions; and
–inorganic revenue growth from the acquisition of ZMFS;
partially offset by:
–lower non-recurring software revenue and services due to a de-emphasizing of these lower margin offerings.
Organic revenue growth for ERS was 4%.

MA: Operating and SG&A Expense ⇑ $25 million
The increase in operating and SG&A expenses compared to the first quarter of 2020 reflected growth in compensation costs of $21 million and in non-compensation costs of $4 million. The most notable drivers of these increases were:

Compensation costs	Non-compensation costs
— higher costs reflecting salary increases and inorganic expense growth from acquisitions; and	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; partially offset by:
— higher incentive compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were suppressed reflecting uncertainties at the time relating to the COVID-19 pandemic

— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
— lower travel costs and disciplined expense management in light of the COVID-19 crisis

Other Expenses
The first quarter of 2020 includes a $9 million loss pursuant to the divestiture of MAKS and related to a customary post-closing completion adjustment pursuant to the sale of the business in the fourth quarter of 2019.

MA: Operating Margin 25.3% ⇑ 440 BPS	Adjusted Operating Margin 32.9% ⇑ 360 BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect revenue growth outpacing expense growth.
Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2021	2020
Net cash provided by operating activities	$676	$345	$331
Net cash used in investing activities	$(194)	$(772)	$578
Net cash (used in) provided by financing activities	$(290)	$765	$(1,055)
Free Cash Flow (1)	$662	$324	$338
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the three months ended March 31, 2021 increased $331 million compared to same period in 2020 with the most significant drivers reflecting:
–an increase in net income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion); and
–a $99 million contribution to the Company's funded pension plan in the first quarter of 2020 that did not recur in 2021.
Net cash used in investing activities
The $578 million decrease in cash used in investing activities in the three months ended March 31, 2021 compared to the same period in 2020 primarily reflects a decrease in cash paid for acquisitions of $558 million (refer to Note 7 to the condensed consolidated financial statements for further discussion on the Company's M&A activity).
Net cash (used in) provided by financing activities
The $1,055 million increase in cash used in financing activities in the three months ended March 31, 2021 compared to the same period in the prior year was primarily attributed to:
–the issuance of $700 million in long-term debt (2020 Senior Notes) and the net issuance of commercial paper of $484 million in the first quarter of 2020; partially offset by:
–lower cash paid for treasury share repurchases of $121 million compared to the first quarter of 2020.
Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.9 billion at March 31, 2021 consisted of approximately $1.7 billion located outside of the U.S. Approximately 20% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.

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
Dividends and share repurchases
On April 27, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.62 per share of Moody’s common stock, payable June 10, 2021 to shareholders of record at the close of business on May 20, 2021. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On December 16, 2019, the Board approved $1 billion share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At March 31, 2021, there was a total remaining authority of approximately $1.7 billion under these authorizations.
Other cash requirements
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
At March 31, 2021, Moody’s had $6.3 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At March 31, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At March 31, 2021, there were no such cross defaults.
The repayment schedule for the Company’s borrowings outstanding at March 31, 2021 is as follows:
For additional information on the Company's outstanding debt, refer to Note 15 to the condensed consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.

Off-Balance Sheet Arrangements
At March 31, 2021, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of March 31, 2021:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$8,995	$194	$1,861	$962	$5,978
Operating lease obligations	554	109	188	157	100
Purchase obligations	195	90	95	10	—
Pension obligations (2)	149	45	22	21	61
Total (3)	$9,893	$438	$2,166	$1,150	$6,139
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 15 to the condensed consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 14 to the condensed consolidated financial statements.
(3)The table above does not include the Company's long-term tax liabilities of $402 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $33 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $18 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments; and iii) loss pursuant to the divestiture of MAKS. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended March 31,
	2021	2020
Operating income	$853	$592
Adjustments:
Depreciation and amortization	59	49
Restructuring	2	(1)
Loss pursuant to the divestiture of MAKS	—	9
Adjusted Operating Income	$914	$649
Operating margin	53.3%	45.9%
Adjusted Operating Margin	57.1%	50.3%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; and iii) loss pursuant to the divestiture of MAKS.
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

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended March 31,
Amounts in millions	2021		2020
Net income attributable to Moody's common shareholders		$736		$488
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$35		$28
Tax on Acquisition-Related Intangible Amortization Expenses	(8)		(6)
Net Acquisition-Related Intangible Amortization Expenses		27		22
Pre-Tax Restructuring	$2		$(1)
Tax on Restructuring	—		—
Net Restructuring		2		(1)
Loss pursuant to the divestiture of MAKS		—		9
Adjusted Net Income		$765		$518

	Three Months Ended March 31,
	2021		2020
Diluted earnings per share attributable to Moody's common shareholders		$3.90		$2.57
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.19		$0.15
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		(0.03)
Net Acquisition-Related Intangible Amortization Expenses		0.15		0.12
Pre-Tax Restructuring	$0.01		$(0.01)
Tax on Restructuring	—		—
Net Restructuring		0.01		(0.01)
Loss pursuant to the divestiture of MAKS		—		0.05
Adjusted Diluted EPS		$4.06		$2.73
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

	Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$676	$345
Capital additions	(14)	(21)
Free Cash Flow	$662	$324
Net cash flows used in investing activities	$(194)	$(772)
Net cash flows (used in) provided by financing activities	$(290)	$765

Organic Revenue:
The Company presents the organic revenue and growth because management deems this metric to be a useful measure which provides additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisition activity. The following table details the periods excluded from each acquisition to determine organic revenue.

Acquisition	Acquisition Date	Period excluded to determine organic revenue growth
Regulatory DataCorp	February 13, 2020	January 1, 2021 - February 12, 2021
Acquire Media	October 21, 2020	January 1, 2021 - March 31, 2021
ZM Financial Systems	December 7, 2020	January 1, 2021 - March 31, 2021
Catylist	December 30, 2020	January 1, 2021 - March 31, 2021
Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change	Growth
MA revenue	$564	$496	$68	14%
Regulatory DataCorp	(8)	—	(8)
Acquire Media	(7)	—	(7)
ZM Financial Systems	(2)	—	(2)
Catylist	(2)	—	(2)
Organic MA revenue	$545	$496	$49	10%

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change	Growth
RD&A revenue	$419	$358	$61	17%
Regulatory DataCorp	(8)	—	(8)
Acquire Media	(7)	—	(7)
Catylist	(2)	—	(2)
Organic RD&A revenue	$402	$358	$44	12%

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change	Growth
ERS revenue	$145	$138	$7	5%
ZM Financial Systems	(2)	—	(2)
Organic ERS revenue	$143	$138	$5	4%

Recently Issued Accounting Standards
Refer to Note 1 to the condensed consolidated financial statements located in Part I of this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.

Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 17 "Contingencies” in this Form 10-Q.

Regulation
MIS, certain of the Company's credit rating affiliates and many of the issuers and/or securities that MIS and the affiliates rate, are subject to extensive regulation in the U.S., EU and in other countries (including by state and local authorities). In addition, some of the services offered by MA and its affiliates are subject to regulation in a number of countries. MA also derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight and who are required to pass through certain regulatory requirements to key suppliers such as MA. Existing and proposed laws and regulations can impact the Company’s operations, products and the markets in which the Company operates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for the Company’s products and services, in the manner in which the Company’s products and services are utilized and in the manner in which the Company operates.
The regulatory landscape continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for CRAs registered as NRSROs. The Presidential administration, Congressional and Securities and Exchange Commission (“SEC”) transitions, as with any such transition, could bring potential changes in the laws affecting CRAs and regulations and/or the enforcement of any new or existing legislation or directives by government authorities.
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. The European Securities and Markets Authority (ESMA) has direct supervisory responsibility for registered CRAs throughout the EU. MIS’ EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the CRA regulation and, annually, sets out its work program for the forthcoming year. In 2021, the European Commission is expected to publish its second Sustainable Finance Action Plan that will include a timeline for the adoption of legislative proposals regarding products and services in the ESG sector which may impact the Company’s ESG products and services. The Commission is also expected to publish a report in 2021 on CRAs and the integration of sustainability factors into their credit ratings.
In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have, and will continue to, publish reports that describe their oversight activities. In addition, other legislation and/or interpretation of existing regulation relating to the Company’s operations, including credit rating, ancillary and research services has been or is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. If enacted, any such legislation and regulation could change the competitive landscape in which the Company operates. The legal status of CRAs has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of the Company.

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 38 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk during the three months ended March 31, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2021. Although a significant portion of the Company’s workforce has been working remotely due to the COVID-19 pandemic, Moody’s has not experienced any material impact to its internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 17 “Contingencies” in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2020, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended March 31, 2021

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
January 1- 31	639	$—	$—	$1,831	million
February 1- 28	3,599	$—	$—	$1,831	million
March 1- 31	715,769	$289.92	$456,822	$1,698	million
Total	720,007	$289.92	$456,822
(1)Includes surrender to the Company of 639, 3,599 and 258,947 shares of common stock in January, February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On December 16, 2019, the Board authorized $1 billion in share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At March 31, 2021 there was approximately $1,698 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the first quarter of 2021, Moody’s issued a net 0.6 million shares under employee stock-based compensation plans.
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
Executive Vice President and Chief Financial Officer
(principal financial officer)

	By:	/ S / CAROLINE SULLIVAN
Caroline Sullivan
Senior Vice President and Corporate Controller
(principal accounting officer)

Date: April 29, 2021