Form 10-Q
period 2021-06-30
MOODYS CORP /DE/
filed 2021-07-30
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Shares Outstanding at June 30, 2021
186.2 million

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
Acquire Media (AM)	Business acquired by the Company in October 2020; an aggregator and distributor of curated adverse real-time news, multimedia, data, and alerts
Acquisition-Related Intangible Amortization Expense	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCI(L)	Accumulated other comprehensive income/loss; a separate component of shareholders’ equity
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

Catylist	A provider of commercial real estate (CRE) solutions for brokers; acquired by the Company on December 30, 2020
CFG	Corporate finance group; an LOB of MIS
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
Cortera	A provider of North American credit data and workflow solutions; the Company acquired Cortera in March 2021
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
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

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly part of the PS LOB and a reporting unit within the MA reportable segment
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG, CFG, FIG, PPIF and MIS Other
MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing, KIS Research and revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MIS and MA.
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

TERM	DEFINITION
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
RD&A
An LOB within MA that offers subscription-based research, data and analytical products, including: credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; learning solutions

Recurring Revenue
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

RMBS	Residential mortgage-backed securities; an asset class within SFG
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.

TERM	DEFINITION
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
YTD	Year-To-Date
ZM Financial Systems (ZMFS)	A provider of risk and financial management software for the U.S. banking sector; acquired by the Company in December 2020
2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment
2012 Senior Notes due 2022	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes due 2024	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,553	$1,435	$3,153	$2,725
Expenses
Operating	365	362	758	702
Selling, general and administrative	327	307	620	608
Depreciation and amortization	60	58	119	107
Restructuring	—	(2)	2	(3)
Loss pursuant to the divestiture of MAKS	—	—	—	9
Total expenses	752	725	1,499	1,423
Operating income	801	710	1,654	1,302
Non-operating (expense) income, net
Interest expense, net	(49)	(60)	(56)	(100)
Other non-operating income, net	6	16	22	28
Total non-operating (expense) income, net	(43)	(44)	(34)	(72)
Income before provision for income taxes	758	666	1,620	1,230
Provision for income taxes	181	157	307	234
Net income	577	509	1,313	996
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to Moody's	$577	$509	$1,313	$997
Earnings per share attributable to Moody's common shareholders
Basic	$3.09	$2.71	$7.02	$5.31
Diluted	$3.07	$2.69	$6.98	$5.27
Weighted average number of shares outstanding
Basic	186.7	187.7	187.0	187.6
Diluted	187.9	189.0	188.2	189.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$577			$509
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$37	$(2)	35	$78	$1	79
Net losses on net investment hedges	(41)	12	(29)	(97)	24	(73)
Net investment hedges - reclassification of gains included in net income	(1)	1	—	—	—	—
Cash Flow Hedges:
Net losses on cash flow hedges	—	—	—	(20)	6	(14)
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	10	(2)	8	1	—	1
Net actuarial gains (losses) and prior service costs	—	—	—	9	(2)	7
Total other comprehensive income (loss)	$5	$9	14	$(29)	$29	—
Comprehensive income			591			509
Less: comprehensive (loss) income attributable to noncontrolling interests			(1)			(11)
Comprehensive Income Attributable to Moody's			$592			$520

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,313			$996
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(110)	$4	(106)	$(97)	$6	(91)
Net gains on net investment hedges	134	(30)	104	22	(6)	16
Net investment hedges - reclassification of gains included in net income	(2)	1	(1)	—	—	—
Cash Flow Hedges:
Net losses on cash flow hedges	—	—	—	(68)	18	(50)
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	13	(3)	10	3	(1)	2
Net actuarial gains (losses) and prior service costs	—	—	—	8	(2)	6
Total other comprehensive income (loss)	$36	$(28)	8	$(131)	$15	(116)
Comprehensive income			1,321			880
Less: comprehensive income (loss) attributable to noncontrolling interests			1			(13)
Comprehensive Income Attributable to Moody's			$1,320			$893
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,809	$2,597
Short-term investments	88	99
Accounts receivable, net of allowance for credit losses of $32 in 2021 and $34 in 2020	1,458	1,430
Other current assets	379	383
Total current assets	4,734	4,509
Property and equipment, net of accumulated depreciation of $969 in 2021 and $928 in 2020	282	278
Operating lease right-of-use assets	357	393
Goodwill	4,590	4,556
Intangible assets, net	1,784	1,824
Deferred tax assets, net	249	334
Other assets	556	515
Total assets	$12,552	$12,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$816	$1,039
Current portion of operating lease liabilities	92	94
Deferred revenue	1,142	1,089
Total current liabilities	2,050	2,222
Non-current portion of deferred revenue	93	98
Long-term debt	6,355	6,422
Deferred tax liabilities, net	422	404
Uncertain tax positions	406	483
Operating lease liabilities	386	427
Other liabilities	460	590
Total liabilities	10,172	10,646
Contingencies (Note 18)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2021 and December 31, 2020, respectively.	3	3
Capital surplus	784	735
Retained earnings	12,094	11,011
Treasury stock, at cost; 156,723,618 and 155,808,563 shares of common stock at June 30, 2021 and December 31, 2020	(10,270)	(9,748)
Accumulated other comprehensive loss	(425)	(432)
Total Moody's shareholders' equity	2,186	1,569
Noncontrolling interests	194	194
Total shareholders' equity	2,380	1,763
Total liabilities, noncontrolling interests and shareholders' equity	$12,552	$12,409
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$1,313	$996
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	119	107
Stock-based compensation	86	72
Deferred income taxes	59	46
Loss pursuant to the divestiture of MAKS	—	9
Settlement of treasury rate lock	—	(68)
Changes in assets and liabilities:
Accounts receivable	(29)	11
Other current assets	17	(45)
Other assets	(23)	(39)
Accounts payable and accrued liabilities	(182)	31
Deferred revenue	49	(60)
Unrecognized tax benefits and other non-current tax liabilities	(75)	(13)
Other liabilities	(64)	(70)
Net cash provided by operating activities	1,270	977
Cash flows from investing activities
Capital additions	(44)	(62)
Purchases of investments	(109)	(108)
Sales and maturities of investments	85	45
Cash paid for acquisitions, net of cash acquired	(138)	(698)
Receipts from settlements of net investment hedges	2	—
Payments for settlements of net investment hedges	(47)	—
Net cash used in investing activities	(251)	(823)
Cash flows from financing activities
Issuance of notes	—	995
Repayment of notes	—	(300)
Issuance of commercial paper	—	789
Repayment of commercial paper	—	(792)
Proceeds from stock-based compensation plans	23	29
Repurchase of shares related to stock-based compensation	(79)	(100)
Treasury shares	(503)	(253)
Dividends	(232)	(210)
Debt issuance costs, extinguishment costs and related fees	—	(17)
Dividends to noncontrolling interest	(1)	(1)
Payment to acquire noncontrolling interests	—	(17)
Net cash (used in) provided by financing activities	(792)	123
Effect of exchange rate changes on cash and cash equivalents	(15)	(10)
Increase in cash and cash equivalents	212	267
Cash and cash equivalents, beginning of period	2,597	1,832
Cash and cash equivalents, end of period	$2,809	$2,099
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2020	342.9	$3	$616	$10,041	(155.4)	$(9,524)	$(554)	$582	$217	$799
Net income				509				509	1	510
Dividends ($0.56 per share)				(108)				(108)	—	(108)
Stock-based compensation			35					35		35
Shares issued for stock-based compensation plans at average cost, net			2		0.2	11		13		13
Purchase of noncontrolling interest			(2)					(2)	(15)	(17)
Currency translation adjustment, net of net investment hedge activity (net of tax of $25 million)							18	18	(12)	6
Net actuarial gains and prior service cost (net of tax of $2 million)							7	7		7
Amortization of prior service costs and actuarial losses							1	1		1
Net realized and unrealized loss on cash flow hedges (net of tax of $6 million)							(14)	(14)		(14)
Balance at June 30, 2020	342.9	$3	$651	$10,442	(155.2)	$(9,513)	$(542)	$1,041	$191	$1,232
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				997				997	—	997
Dividends ($1.12 per share)				(209)				(209)	—	(209)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			72					72		72
Shares issued for stock-based compensation plans at average cost, net			(61)		1.1	(10)		(71)		(71)
Purchase of noncontrolling interest			(2)					(2)	(15)	(17)
Treasury shares repurchased			—		(1.1)	(253)		(253)		(253)
Currency translation adjustment, net of net investment hedge activity							(62)	(62)	(13)	(75)
Net actuarial gains and prior service costs (net of tax of $2 million)							6	6		6
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Net realized and unrealized loss on cash flow hedges (net of tax of $18 million)							(49)	(49)		(49)
Balance at June 30, 2020	342.9	$3	$651	$10,442	(155.2)	$(9,513)	$(542)	$1,041	$191	$1,232
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2021	342.9	$3	$739	$11,632	(155.7)	$(9,904)	$(440)	$2,030	$195	$2,225
Net income				577				577	—	577
Dividends ($0.62 per share)				(115)				(115)	—	(115)
Stock-based compensation			41					41		41
Shares issued for stock-based compensation plans at average cost, net			4		0.1	5		9		9
Treasury shares repurchased					(1.1)	(371)		(371)		(371)
Currency translation adjustment, net of net investment hedge activity (net of tax of $11 million)							7	7	(1)	6
Amortization of prior service costs/actuarial losses and settlement charge (net of tax of $2 million)							8	8		8
Balance at June 30, 2021	342.9	$3	$784	$12,094	(156.7)	$(10,270)	$(425)	$2,186	$194	$2,380
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				1,313				1,313	—	1,313
Dividends ($1.24 per share)				(230)				(230)	(1)	(231)
Stock-based compensation			86					86		86
Shares issued for stock-based compensation plans at average cost, net			(37)		0.7	(19)		(56)		(56)
Treasury shares repurchased					(1.6)	(503)		(503)		(503)
Currency translation adjustment, net of net investment hedge activity (net of tax of $25 million)							(4)	(4)	1	(3)
Amortization of prior service costs/actuarial losses and settlement charge (net of tax of $3 million)							10	10		10
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at June 30, 2021	342.9	$3	$784	$12,094	(156.7)	$(10,270)	$(425)	$2,186	$194	$2,380
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
Adoption of New Accounting Standards
On January 1, 2021, the Company adopted ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments.” This ASU clarifies and improves guidance related to the recently issued standards updates on credit losses, hedging, and recognition and measurement of financial instruments. The Company adopted this ASU prospectively and it did not have a material impact on the Company's current financial statements.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Pursuant to a strategic reorganization in the MA operating segment which was completed in the second quarter of 2021, the Company realigned its MA reporting units used in assessing goodwill for impairment as of June 30, 2021. Accordingly, the Company revised its accounting policy for goodwill to reflect the change in MA's reporting units, which is discussed below. All other significant accounting policies described in the Form 10-K for the year ended December 31, 2020 remain unchanged. This reorganization did not result in a change to the Company's reportable segments.
Goodwill
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
Prior to the second quarter of 2021, MA's reporting unit structure consisted of five reporting units (Content, ERS, MALS, Bureau van Dijk and Reis). Pursuant to a strategic reorganization in the MA segment which was completed in the second quarter of 2021, MA's reporting unit structure has been reorganized into two reporting units. MA’s two new reporting units generally consist of: i) businesses offering data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions.
The Company performed qualitative assessments of the reporting units impacted by the reorganization immediately before and after the reorganization became effective. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
The Company will perform a quantitative assessment on the new reporting units as of July 31, 2021, the date of the Company’s annual goodwill impairment assessment, which will provide new baseline valuations under the new reporting unit structure.

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MIS:
Corporate finance (CFG)
Investment-grade	$102	$291	$236	$435
High-yield	124	99	265	174
Bank loans	157	43	337	132
Other accounts (1)	167	139	317	284
Total CFG	550	572	1,155	1,025
Financial institutions (FIG)
Banking	101	88	210	174
Insurance	33	44	76	74
Managed investments	13	8	21	14
Other accounts	3	2	5	5
Total FIG	150	142	312	267
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	63	64	130	121
Project and infrastructure	67	69	143	121
Total PPIF	130	133	273	242
Structured finance (SFG)
Asset-backed securities	33	23	59	45
RMBS	31	23	58	50
CMBS	23	13	47	30
Structured credit	53	21	91	50
Other accounts	—	1	1	2
Total SFG	140	81	256	177
Total ratings revenue	970	928	1,996	1,711
MIS Other	10	10	20	21
Total external revenue	980	938	2,016	1,732
Intersegment revenue	42	35	82	72
Total MIS	1,022	973	2,098	1,804
MA:
Research, data and analytics (RD&A)	435	366	854	724
Enterprise risk solutions (ERS)	138	131	283	269
Total external revenue	573	497	1,137	993
Intersegment revenue	2	2	4	4
Total MA	575	499	1,141	997
Eliminations	(44)	(37)	(86)	(76)
Total MCO	$1,553	$1,435	$3,153	$2,725
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance	$345	$205	$550	$413	$159	$572
Financial institutions	69	81	150	70	72	142
Public, project and infrastructure finance	79	51	130	87	46	133
Structured finance	88	52	140	45	36	81
Total ratings revenue	581	389	970	615	313	928
MIS Other	1	9	10	1	9	10
Total MIS	582	398	980	616	322	938
MA:
Research, data and analytics	190	245	435	167	199	366
Enterprise risk solutions	59	79	138	54	77	131
Total MA	249	324	573	221	276	497
Total MCO	$831	$722	$1,553	$837	$598	$1,435

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance	$759	$396	$1,155	$727	$298	$1,025
Financial institutions	155	157	312	130	137	267
Public, project and infrastructure finance	157	116	273	155	87	242
Structured finance	156	100	256	106	71	177
Total ratings revenue	1,227	769	1,996	1,118	593	1,711
MIS Other	2	18	20	1	20	21
Total MIS	1,229	787	2,016	1,119	613	1,732
MA:
Research, data and analytics	373	481	854	325	399	724
Enterprise risk solutions	114	169	283	107	162	269
Total MA	487	650	1,137	432	561	993
Total MCO	$1,716	$1,437	$3,153	$1,551	$1,174	$2,725

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MIS:
U.S.	$582	$616	$1,229	$1,119
Non-U.S.:
EMEA	248	183	496	354
Asia-Pacific	100	90	197	171
Americas	50	49	94	88
Total Non-U.S.	398	322	787	613
Total MIS	980	938	2,016	1,732
MA:
U.S.	249	221	487	432
Non-U.S.:
EMEA	233	190	463	382
Asia-Pacific	55	54	114	109
Americas	36	32	73	70
Total Non-U.S.	324	276	650	561
Total MA	573	497	1,137	993
Total MCO	$1,553	$1,435	$3,153	$2,725

The following tables summarize the split between transaction and recurring revenue. In the MIS segment, excluding MIS Other, transaction revenue represents the initial rating of a new debt issuance as well as other one-time fees while recurring revenue represents the recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. In MIS Other, transaction revenue represents revenue from professional services and recurring revenue represents subscription-based revenues. In the MA segment, recurring revenue represents subscription-based revenues and software maintenance revenue. Transaction revenue in MA represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services.

	Three Months Ended June 30,
	2021				2020
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$427		$123	$550	$457	$115	$572
	78%		22%	100%	80%	20%	100%
Financial Institutions	$79		$71	$150	$76	$66	$142
	53%		47%	100%	54%	46%	100%
Public, Project and Infrastructure Finance	$88		$42	$130	$96	$37	$133
	68%		32%	100%	72%	28%	100%
Structured Finance	$92		$48	$140	$35	$46	$81
	66%		34%	100%	43%	57%	100%
MIS Other	$—		$10	$10	$—	$10	$10
	—%		100%	100%	—%	100%	100%
Total MIS	$686		$294	$980	$664	$274	$938
	70%		30%	100%	71%	29%	100%
Research, data and analytics	$22		$413	$435	$16	$350	$366
	5%		95%	100%	4%	96%	100%
Enterprise risk solutions	$16		$122	$138	$26	$105	$131
	12%		88%	100%	20%	80%	100%
Total MA	$38	(1)	$535	$573	$42	$455	$497
	7%		93%	100%	8%	92%	100%
Total Moody's Corporation	$724		$829	$1,553	$706	$729	$1,435
	47%		53%	100%	49%	51%	100%

	Six Months Ended June 30,
	2021				2020
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$914		$241	$1,155	$795	$230	$1,025
	79%		21%	100%	78%	22%	100%
Financial Institutions	$169		$143	$312	$136	$131	$267
	54%		46%	100%	51%	49%	100%
Public, Project and Infrastructure Finance	$188		$85	$273	$165	$77	$242
	69%		31%	100%	68%	32%	100%
Structured Finance	$158		$98	$256	$85	$92	$177
	62%		38%	100%	48%	52%	100%
MIS Other	$2		$18	$20	$2	$19	$21
	10%		90%	100%	10%	90%	100%
Total MIS	$1,431		$585	$2,016	$1,183	$549	$1,732
	71%		29%	100%	68%	32%	100%
Research, data and analytics	$42		$812	$854	$34	$690	$724
	5%		95%	100%	5%	95%	100%
Enterprise risk solutions	$39		$244	$283	$58	$211	$269
	14%		86%	100%	22%	78%	100%
Total MA	$81	(1)	$1,056	$1,137	$92	$901	$993
	7%		93%	100%	9%	91%	100%
Total Moody's Corporation	$1,512		$1,641	$3,153	$1,275	$1,450	$2,725
	48%		52%	100%	47%	53%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$686	$20	$706	$1,431	$49	$1,480
Revenue recognized over time	294	553	847	585	1,088	1,673
Total	$980	$573	$1,553	$2,016	$1,137	$3,153

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$664	$20	$684	$1,183	$59	$1,242
Revenue recognized over time	274	477	751	549	934	1,483
Total	$938	$497	$1,435	$1,732	$993	$2,725
Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At June 30, 2021 and December 31, 2020, accounts receivable, net included $429 million and $361 million, respectively, of unbilled receivables, net related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at June 30, 2021 and December 31, 2020, accounts receivable, net included $95 million and $98 million, respectively, of unbilled receivables, net related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	MIS	MA	Total	MIS	MA	Total
Balance at March 31,	$388	$940	$1,328	$379	$843	$1,222
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(119)	(338)	(457)	(115)	(341)	(456)
Increases due to amounts billable excluding amounts recognized as revenue during the period	98	262	360	100	234	334
Effect of exchange rate changes	1	3	4	1	4	5
Total changes in deferred revenue	(20)	(73)	(93)	(14)	(103)	(117)
Balance at June 30,	$368	$867	$1,235	$365	$740	$1,105

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	MIS	MA	Total	MIS	MA		Total
Balance at December 31,	$313	$874	$1,187	$322	$840		$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(162)	(565)	(727)	(167)	(578)	(1)	(745)
Increases due to amounts billable excluding amounts recognized as revenue during the period	219	555	774	213	478	(1)	691
Increases due to acquisitions during the period	—	4	4	—	20		20
Effect of exchange rate changes	(2)	(1)	(3)	(3)	(20)		(23)
Total changes in deferred revenue	55	(7)	48	43	(100)		(57)
Balance at June 30,	$368	$867	$1,235	$365	$740		$1,105
Deferred revenue - current	$279	$863	$1,142	$265	$736		1,001
Deferred revenue - noncurrent	$89	$4	$93	$100	$4		104
(1) The 2020 amounts were both reduced by $99 million from amounts previously disclosed in the Form 10-Q for the six months ended June 30, 2020.

For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2021 were primarily related to the significant portion of contract renewals that occurred during the first quarter of 2021 and are generally recognized over a one year period.
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2021 was primarily due to the recognition of annual subscription and maintenance billings from December 2020 and January 2021. For the six months ended June 30, 2021, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December 2020 billings being partially offset by the impact of the high concentration of January 2021 billings.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $118 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2021 as well as amounts not yet invoiced to customers as of June 30, 2021, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.2 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 20% of this balance between one to two years and the remaining amount thereafter.

NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation cost	$41	$35	$86	$72
Tax benefit	$10	$7	$21	$14
During the first six months of 2021, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $67.41 per share based on the Black-Scholes option-pricing model. The Company also granted 0.5 million shares of restricted stock in the first six months of 2021, which had a weighted average grant date fair value of $277.22 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $268.85 per share.
The following weighted average assumptions were used in determining the fair value for options granted in 2021:

Expected dividend yield	0.89%
Expected stock volatility	28%
Risk-free interest rate	0.81%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at June 30, 2021 was $11 million and $230 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.5 years and 2.6 years, respectively. Additionally, there was $39 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.1 years.
The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2021	2020
Exercise of stock options:
Proceeds from stock option exercises	$16	$23
Aggregate intrinsic value	$35	$74
Tax benefit realized upon exercise	$8	$18
Number of shares exercised	0.2	0.4
Vesting of restricted stock:
Fair value of shares vested	$187	$193
Tax benefit realized upon vesting	$43	$45
Number of shares vested	0.7	0.8
Vesting of performance-based restricted stock:
Fair value of shares vested	$28	$70
Tax benefit realized upon vesting	$7	$17
Number of shares vested	0.1	0.3

NOTE 5. INCOME TAXES
Moody’s effective tax rate was 23.9% and 23.6% for the three months ended June 30, 2021 and 2020, respectively and 19.0% for both six months ended June 30, 2021 and 2020 periods. The Company’s year to date tax expense differs from the tax computed by applying its estimated annual effective tax rate to the year-to-date pre-tax earnings primarily due to Excess Tax Benefits from stock compensation of $26 million and net reductions in UTPs of $61 million related to a settlement and a lapse of a statute of limitations.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $4 million ($4 million net of federal tax) during the second quarter of 2021 and a decrease in its UTPs of $76 million ($67 million, net of federal tax) during the first six months of 2021, which primarily related to the aforementioned resolution of uncertain tax positions. The Company also reversed $40 million in accrued interest in connection with these matters in the first quarter of 2021.
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
The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2021	2020
Income taxes paid	$327	$111

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Basic	186.7	187.7	187.0	187.6
Dilutive effect of shares issuable under stock-based compensation plans	1.2	1.3	1.2	1.7
Diluted	187.9	189.0	188.2	189.3
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.3	0.3	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2021 and 2020.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2021
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,481	$—	$1,481	$1,370	$88	$23
Mutual funds	$53	$7	$60	$—	$—	$60

	As of December 31, 2020
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,430	$—	$1,430	$1,325	$99	$6
Mutual funds	$54	$6	$60	$—	$—	$60
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both June 30, 2021 and December 31, 2020. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 23 months at both June 30, 2021 and December 31, 2020. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of June 30, 2021 and December 31, 2020, the contract value of the COLI was $36 million and $17 million, respectively.

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
Cortera
On March 19, 2021, the Company acquired 100% of Cortera, a provider of North American credit data and workflow solutions.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$138
Additional consideration paid to sellers in 2021 (1)	1
Total consideration	$139
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of June 30, 2021	As of December 31, 2020	Floating Interest Rate
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month USD LIBOR
Total		$1,380	$1,380

Refer to Note 16 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Interest expense, net		$(49)	$(60)	$(56)	$(100)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$6	$5	$11	$8
Fair value changes on interest rate swaps	Interest expense, net	$—	$2	$(24)	$60
Fair value changes on hedged debt	Interest expense, net	$—	$(2)	$24	$(60)

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

June 30, 2021
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,060	2.15%	$1,220	4.45%
Pay Floating/Receive Floating	959	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,019		$2,300

December 31, 2020
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	959	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,038		$2,300

As of June 30, 2021 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2021 (After June 30,)	€—
2022	€438
2023	€442
2024	€443
2026	€450
2027	€246
Total	€2,019

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

Notional amount of net investment hedges	June 30, 2021		December 31, 2020
	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€597	$728	€524	$627
Contract to sell GBP for EUR	£134	€155	£134	€148
These forward contracts will expire in August 2021.
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

The following table provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
FX forward contracts	$—	$—	$—	$—	$—	$—
Cross currency swaps	(18)	(49)	—	—	9	14
Long-term debt	(10)	(24)	—	—	—	—
Total net investment hedges	$(28)	$(73)	$—	$—	$9	$14
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	(14)	—	—	—	—
Total cash flow hedges	—	(14)	—	—	—	—
Total	$(28)	$(87)	$—	$—	$9	$14

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
FX forward contracts	$16	$—	$1	$—	$—	$—
Cross currency swaps	54	17	—	—	19	30
Long-term debt	35	(1)	—	—	—	—
Total net investment hedges	$105	$16	$1	$—	$19	$30
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	(50)	(1)	(1)	—	—
Total cash flow hedges	—	(50)	(1)	(1)	—	—
Total	$105	$(34)	$—	$(1)	$19	$30

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2021	December 31, 2020
Net investment hedges
Cross currency swaps	$(70)	$(124)
FX forwards	27	12
Long-term debt	(73)	(108)
Total net investment hedges	$(116)	$(220)
Cash flow hedges
Interest rate contracts	$(50)	$(51)
Cross currency swaps	2	2
Total cash flow hedges	(48)	(49)
Total net loss in AOCL	$(164)	$(269)

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through August 2021.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2021			December 31, 2020
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$424		£301	$295		£222
Contracts to sell USD for Japanese yen	$15		¥1,600	$15		¥1,600
Contracts to sell USD for Canadian dollars	$105	C$	129	$107	C$	140
Contracts to sell USD for Singapore dollars	$59	S$	79	$59	S$	79
Contracts to sell USD for euros	$549		€450	$447		€376
Contracts to sell Euros for GBP	€135		£116	€135		£121
Contracts to sell USD for Russian ruble	$13	₽	1,000	$13	₽	1,000
Contracts to sell USD for Indian rupee	$18	₹	1,350	$18	₹	1,350
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian ruble, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign exchange forwards	Other non-operating income, net	$(1)	$5	$(7)	$(35)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2021	December 31, 2020
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$7	$—
Interest rate swaps designated as fair value hedges	Other assets	37	57
FX forwards designated as net investment hedges	Other current assets	19	—
Total derivatives designated as accounting hedges		63	57

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	3	31
Total assets		$66	$88
Liabilities:
Derivatives designated as accounting hedges:
FX forwards designated as net investment hedges	Accounts payable and accrued liabilities	$1	$16
Cross-currency swaps designated as net investment hedges	Accounts payable and accrued liabilities	—	23
Cross-currency swaps designated as net investment hedges	Other liabilities	80	144
Interest rate swaps designated as fair value hedges	Other liabilities	5	1
Total derivatives designated as accounting hedges		86	184
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,482	1,530
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	26	2
Total liabilities		$1,594	$1,716

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (1)	—	—	—	95	—	95	95	—	95
Foreign currency translation adjustments	1	—	1	(62)	—	(62)	(61)	—	(61)
Ending balance	$312	$—	$312	$4,290	$(12)	$4,278	$4,602	$(12)	$4,590

	Year Ended December 31, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (2)	(2)	—	(2)	628	—	628	626	—	626
Foreign currency translation adjustments	(2)	—	(2)	210	—	210	208	—	208
Ending balance	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
(1) The 2021 additions/adjustments for the MA segment in the table above relate to the acquisition of Cortera.
(2) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisitions of RDC, AM, ZMFS, and Catylist.

Acquired intangible assets and related amortization consisted of:

	June 30, 2021	December 31, 2020
Customer relationships	$1,611	$1,623
Accumulated amortization	(347)	(313)
Net customer relationships	1,264	1,310
Software/product technology	442	441
Accumulated amortization	(195)	(177)
Net software/product technology	247	264
Database	181	144
Accumulated amortization	(37)	(29)
Net database	144	115
Trade names	160	161
Accumulated amortization	(42)	(38)
Net trade names	118	123
Other (1)	54	55
Accumulated amortization	(43)	(43)
Net other	11	12
Total acquired intangible assets, net	$1,784	$1,824
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$36	$31	$71	$59
Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2021 (After June 30,)	$63
2022	133
2023	129
2024	125
2025	121
Thereafter	1,213
Total estimated future amortization	$1,784
Matters concerning the ICRA reporting unit
ICRA has reported various matters relating to: (i) an adjudication order and fine imposed by the Securities and Exchange Board of India (SEBI) in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries, which are being appealed by ICRA; (ii) an increase in the original fine, which also is being appealed by ICRA; (iii) the completion of internal examinations regarding various anonymous complaints; and (iv) actions taken by ICRA’s board based on the examinations’ findings. As of the date of this quarterly report on Form 10-Q, the Company is unable to estimate the financial impact, if any, that may result from a potential unfavorable conclusion of these matters or any other ICRA inquiry. An unfavorable resolution of such matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.

NOTE 11. RESTRUCTURING
On December 22, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 MA Strategic Reorganization Restructuring Program”) that the Company estimates will result in annualized savings of $20 million per year. This program relates to a strategic reorganization in the MA reportable segment consisting of severance and related costs primarily determined under the Company’s existing severance plans. The 2020 MA Strategic Reorganization Restructuring Program resulted in a total of $20 million in pre-tax charges and is substantially complete at June 30, 2021. Cash outlays associated with this program are expected to be $20 million, which will be paid through 2022.
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2020 MA Strategic Reorganization Restructuring Program	$—	$—	$2	$—
Changes to the restructuring liability for the aforementioned restructuring program during the first six months of 2021 were as follows:

Employee Termination Costs
Balance as of December 31, 2020	$18
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	2
Cash payments and adjustments	(8)
Balance as of June 30, 2021	$12

Cumulative expense incurred to date
2020 MA Strategic Reorganization Restructuring Program:	$20
As of June 30, 2021, the remaining $12 million restructuring liability related to the 2020 MA Strategic Reorganization Restructuring Program is expected to be paid out through 2022.
NOTE 12. FAIR VALUE
The table below presents information about items that are carried at fair value at June 30, 2021 and December 31, 2020:

	Fair value Measurement as of June 30, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$66	$—	$66
Mutual funds	60	60	—
Total	$126	$60	$66
Liabilities:
Derivatives (1)	$112	$—	$112
Total	$112	$—	$112

	Fair value Measurement as of December 31, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$88	$—	$88
Mutual funds	60	60	—
Total	$148	$60	$88
Liabilities:
Derivatives (1)	$186	$—	$186
Total	$186	$—	$186
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

NOTE 13. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2021	December 31, 2020
Other current assets:
Prepaid taxes	$125	$94
Prepaid expenses	78	91
Capitalized costs to obtain and fulfill sales contracts	92	93
Foreign exchange forwards on certain assets and liabilities	3	31
Derivative instruments designated as accounting hedges	19	—
Other	62	74
Total other current assets	$379	$383
Other assets:
Investments in non-consolidated affiliates	$151	$135
Deposits for real-estate leases	14	19
Indemnification assets related to acquisitions	15	15
Mutual funds and fixed deposits	83	66
Company owned life insurance (at contract value)	36	17
Costs to obtain sales contracts	142	134
Derivative instruments designated as accounting hedges	44	57
Pension and other retirement employee benefits	19	21
Other	52	51
Total other assets	$556	$515
Accounts payable and accrued liabilities:
Salaries and benefits	$149	$197
Incentive compensation	134	226
Customer credits, advanced payments and advanced billings	60	42
Dividends	5	11
Professional service fees	60	53
Interest accrued on debt	72	82
Accounts payable	18	39
Income taxes	108	128
Pension and other retirement employee benefits	46	45
Accrued royalties	23	19
Foreign exchange forwards on certain assets and liabilities	26	2
Restructuring liability	12	18
Derivative instruments designated as accounting hedges	1	39
Other	102	138
Total accounts payable and accrued liabilities	$816	$1,039

	June 30, 2021	December 31, 2020
Other liabilities:
Pension and other retirement employee benefits	$211	$244
Interest accrued on UTPs	75	113
MAKS indemnification provisions	33	33
Income tax liability - non-current portion	18	18
Derivative instruments designated as accounting hedges	85	145
Other	38	37
Total other liabilities	$460	$590
Loss pursuant to the Divestiture of MAKS:
The $9 million loss during the six months ended June 30, 2020 relates to customary post-closing completion adjustments pursuant to the fourth quarter 2019 divestiture of MAKS.
Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FX gain (loss)	$2	$(8)	$—	$5
Net periodic pension costs - other components (1)	(3)	4	1	7
Income/(loss) from investments in non-consolidated affiliates	1	3	9	—
Other	6	17	12	16
Total	$6	$16	$22	$28
(1) The amounts for the three and six months ended June 30, 2021 include a $7 million loss related to a settlement of pension obligations

NOTE 14. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended June 30,		Location in the consolidated statements of operations
	2021	2020
Gains on net investment hedges
FX forwards	$1	$—	Other non-operating income, net
Income tax effect of item above	(1)	—	Provision for income taxes
Total net gains on net investment hedges	—	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(3)	(1)	Other non-operating income, net
Settlement charge	(7)	—	Other non-operating income, net
Total before income taxes	(10)	(1)
Income tax effect of items above	2	—	Provision for income taxes
Total pension and other retirement benefits	(8)	(1)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(8)	$(1)

	Six Months Ended June 30,		Location in the consolidated statements of operations
Losses on cash flow hedges	2021	2020
Interest rate contract	$(1)	$(1)	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	(1)
Gains on net investment hedges
FX forwards	2	—	Other non-operating income, net
Income tax effect of item above	(1)	—	Provision for income taxes
Total net gains on net investment hedges	1	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(6)	(3)	Other non-operating income, net
Settlement charge	(7)	—	Other non-operating income, net
Total before income taxes	(13)	(3)
Income tax effect of items above	3	1	Provision for income taxes
Total pension and other retirement benefits	(10)	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(10)	$(3)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended June 30,
	2021					2020
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance March 31,	$(116)	$(48)	$(188)	$(88)	$(440)	$(92)	$(35)	$(570)	$143	$(554)
Other comprehensive income/(loss) before reclassifications	—	—	36	(29)	7	7	(14)	91	(73)	11
Amounts reclassified from AOCL	8	—	—	—	8	1	—	—	—	1
Other comprehensive income/(loss)	8	—	36	(29)	15	8	(14)	91	(73)	12
Balance June 30,	$(108)	$(48)	$(152)	$(117)	$(425)	$(84)	$(49)	$(479)	$70	$(542)

	Six Months Ended June 30,
	2021					2020
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31,	$(118)	$(49)	$(45)	$(220)	$(432)	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	—	—	(107)	104	(3)	6	(50)	(78)	16	(106)
Amounts reclassified from AOCL	10	1	—	(1)	10	2	1	—	—	3
Other comprehensive income/(loss)	10	1	(107)	103	7	8	(49)	(78)	16	(103)
Balance June 30,	$(108)	$(48)	$(152)	$(117)	$(425)	$(84)	$(49)	$(479)	$70	$(542)

NOTE 15. PENSION AND OTHER RETIREMENT BENEFITS
Moody’s maintains funded and unfunded noncontributory DBPPs. The DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary for its employees or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans”. The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans.” The non-U.S. defined benefit pension plans are immaterial.
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
The components of net periodic benefit expense related to the Retirement Plans and Other Retirement Plans are as follows:

	Three Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Components of net periodic expense
Service cost	$5	$3	$1	$1
Interest cost	3	5	1	—
Expected return on plan assets	(6)	(5)	—	—
Amortization of net actuarial loss from earlier periods	3	1	—	—
Loss on settlement of pension obligation	7	—	—	—
Net periodic expense	$12	$4	$2	$1

	Six Months Ended June 30,
	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Components of net periodic expense
Service cost	$10	$8	$2	$2
Interest cost	7	9	1	—
Expected return on plan assets	(13)	(10)	—	—
Amortization of net actuarial loss from earlier periods	5	3	—	—
Loss on settlement of pension obligation	7	—	—	—
Net periodic expense	$16	$10	$3	$2
The Company made contributions of $41 million related to its unfunded U.S. DBPPs during the six months ended June 30, 2021. Actual and anticipated contributions in 2021 for the remaining plans are not expected to be material.

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
The following table summarizes total indebtedness:

June 30, 2021
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$10	$—	$—	$510
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	593	—	—	(2)	591
2.625% 2017 Senior Notes, due 2023	500	9	—	(1)	508
3.25% 2017 Senior Notes, due 2028	500	18	(4)	(3)	511
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(3)	395
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	889	—	(3)	(6)	880
3.75% 2020 Senior Notes, due 2025	700	(5)	(1)	(4)	690
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,382	$32	$(22)	$(37)	$6,355

December 31, 2020
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$14	$(1)	$(1)	$512
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	612	—	—	(2)	610
2.625% 2017 Senior Notes, due 2023	500	12	—	(2)	510
3.25% 2017 Senior Notes, due 2028	500	31	(4)	(3)	524
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	918	—	(3)	(6)	909
3.75% 2020 Senior Notes, due 2025	700	(1)	(1)	(5)	693
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,430	$56	$(24)	$(40)	$6,422
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
Notes Payable
At June 30, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2021, there were no such cross defaults.

The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	Total
2021 (After June 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2022	500	—	—	—	—	—	—	—	—	—	—	—	500
2023	—	—	—	—	500	—	—	—	—	—	—	—	500
2024	—	500	—	—	—	—	—	—	—	—	—	—	500
2025	—	—	—	—	—	—	—	—	—	700	—	—	700
Thereafter	—	—	600	593	—	500	400	400	889	—	300	500	4,182
Total	$500	$500	$600	$593	$500	$500	$400	$400	$889	$700	$300	$500	$6,382
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income	$1	$3	$4	$7
Expense on borrowings	(41)	(48)	(82)	(79)
Income (expense) on UTPs and other tax related liabilities(2)	(5)	(10)	30	(18)
Net periodic pension costs - interest component	(4)	(5)	(8)	(10)
Interest expense, net	$(49)	$(60)	$(56)	$(100)
Interest paid(1)	$13	$23	$86	$72
(1) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 9.
(2) Income (expense) on UTPs and other tax related liabilities for the six months ended June 30, 2021 includes a $40 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.
The fair value and carrying value of the Company’s debt as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$510	$522	$512	$530
4.875% 2013 Senior Notes, due 2024	498	551	498	562
5.25% 2014 Senior Notes, due 2044	598	808	598	828
1.75% 2015 Senior Notes, due 2027	591	643	610	674
2.625% 2017 Senior Notes, due 2023	508	516	510	522
3.25% 2017 Senior Notes, due 2028	511	550	524	561
4.25% 2018 Senior Notes, due 2029	395	465	394	480
4.875% 2018 Senior Notes, due 2048	390	527	390	544
0.950% 2019 Senior Notes, due 2030	880	919	909	974
3.75% 2020 Senior Notes, due 2025	690	768	693	785
3.25% 2020 Senior Notes, due 2050	293	313	293	329
2.55% 2020 Senior Notes, due 2060	491	442	491	467
Total	$6,355	$7,024	$6,422	$7,256
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease cost	$23	$24	$47	$48
Sublease income	(1)	(1)	(2)	(2)
Variable lease cost	5	5	10	10
Total lease cost	$27	$28	$55	$56

The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28	$27	$56	$53
Right-of-use assets obtained in exchange for new operating lease liabilities	$2	$11	$6	$20

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term	5.6 years	6.5 years
Weighted-average discount rate applied to operating leases	3.6%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2021:

Year Ending December 31,	Operating Leases
2021 (After June 30)	$55
2022	100
2023	94
2024	85
2025	77
After 2025	117
Total lease payments (undiscounted)	528
Less: Interest	50
Present value of lease liabilities:	$478
Lease liabilities - current	$92
Lease liabilities - noncurrent	$386

NOTE 18. CONTINGENCIES
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

	Three Months Ended June 30,
	2021				2020
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$1,022	$575	$(44)	$1,553	$973	$499	$(37)	$1,435
Total Expenses	362	434	(44)	752	369	393	(37)	725
Operating income	660	141	—	801	604	106	—	710
Add:
Depreciation and amortization	18	42	—	60	19	39	—	58
Restructuring	—	—	—	—	—	(2)	—	(2)
Adjusted Operating Income	$678	$183	$—	$861	$623	$143	$—	$766

	Six Months Ended June 30,
	2021				2020
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$2,098	$1,141	$(86)	$3,153	$1,804	$997	$(76)	$2,725
Total Expenses	728	857	(86)	1,499	712	787	(76)	1,423
Operating income	1,370	284	—	1,654	1,092	210	—	1,302
Add:
Depreciation and amortization	36	83	—	119	35	72	—	107
Restructuring	—	2	—	2	(1)	(2)	—	(3)
Loss pursuant to the divestiture of MAKS	—	—	—	—	—	9	—	9
Adjusted Operating Income	$1,406	$369	$—	$1,775	$1,126	$289	$—	$1,415
Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$831	$837	$1,716	$1,551
Non-U.S.:
EMEA	481	373	959	736
Asia-Pacific	155	144	311	280
Americas	86	81	167	158
Total Non-U.S.	722	598	1,437	1,174
Total	$1,553	$1,435	$3,153	$2,725

NOTE 20. SUBSEQUENT EVENT
On July 27, 2021, the Board approved the declaration of a quarterly dividend of $0.62 per share of Moody’s common stock, payable on September 10, 2021 to shareholders of record at the close of business on August 20, 2021.

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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors throughout its operations and products and services. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include following the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including the Global Reporting Initiative (GRI), Sustainability Accounting Standards Board (SASB), and most recently World Economic Forum (WEF). Moody's also issues an annual report on how the Company has implemented the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. In the second quarter of 2021, Moody's published its progress through Moody's 2020 Stakeholder Sustainability Report, 2020 TCFD Report, 2020 GRI Report, 2020 SASB Report and 2020 WEF Report.
The Board oversees sustainability matters, with assistance from the Audit and Governance & Nominating Committees, as part of its oversight of management and the Company’s overall strategy.
COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on the reopening of its offices and its business travel policies. The Company has selectively reopened certain of its offices, most on a limited capacity basis.
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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2020, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than certain updates below relating to goodwill resulting from a reorganization of reporting units in the MA segment.
Goodwill
This update should be read in conjunction with the critical accounting estimate disclosures made in the Company's Form 10-K for the year ended December 31, 2020.
Prior to the second quarter of 2021, MA's reporting unit structure consisted of five reporting units (Content, ERS, MALS, Bureau van Dijk and Reis). Pursuant to a strategic reorganization in the MA segment which was completed in the second quarter of 2021, MA's reporting unit structure has been reorganized into two reporting units. MA’s two new reporting units generally consist of: i) businesses offering data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions. This reorganization did not result in a change to the Company's reportable segments.
The Company performed qualitative assessments of the reporting units impacted by the reorganization immediately before and after the reorganization became effective. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
The Company will perform a quantitative assessment on the new reporting units as of July 31, 2021, the date of the Company’s annual goodwill impairment assessment, which will provide new baseline valuations under the new reporting unit structure.
Reportable Segments
The Company is organized into two reportable segments at June 30, 2021: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 19 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Regulatory DataCorp on February 13, 2020;
–Acquire Media on October 21, 2020;
–ZM Financial Systems on December 7, 2020;
–Catylist on December 30, 2020; and
–Cortera on March 19, 2021.
Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition/divestiture activity.

Three months ended June 30, 2021 compared with three months ended June 30, 2020
Executive Summary
–The following table provides an executive summary of key operating results for the quarter ended June 30, 2021. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2021	2020	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,553	$1,435	8%	— reflects strong growth in both segments.
MIS External Revenue	$980	$938	4%
— strong growth in leveraged finance issuance as issuers continued to take advantage of favorable market conditions to refinance existing debt and fund M&A activity; and
— favorable changes in FX translation rates;
 partially offset by:
— declines in investment-grade rated issuance volumes compared to a strong prior year period

MA External Revenue	$573	$497	15%
— strong growth in KYC and compliance solutions, as well as research and data feeds;
— ongoing recurring revenue growth in ERS from subscription-based sales to banking, insurance and asset management customers;
— favorable changes in FX translation rates; and
— inorganic growth from acquisitions.

Total operating and SG&A expenses	$692	$669	(3%)
— growth in compensation costs mainly reflecting higher incentive and stock-based compensation accruals aligned with operating performance;
— unfavorable changes in FX translation rates; and
— inorganic expense growth from acquisitions;
 partially offset by:
— lower legal accruals.

Total non-operating (expense) income, net	$(43)	$(44)	2%	— generally in line with prior year
Operating Margin	51.6%	49.5%	210BPS	— margin expansion reflects strong revenue growth outpacing operating expense growth
Adjusted Operating Margin	55.4%	53.4%	200BPS
ETR	23.9%	23.6%	(30BPS)	— generally in line with prior year
Diluted EPS	$3.07	$2.69	14%	— increase reflects aforementioned strong operating income/Adjusted Operating Income growth
Adjusted Diluted EPS	$3.22	$2.81	15%

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
United States	$831	$837	(1%)
Non-U.S.:
EMEA	481	373	29%
Asia-Pacific	155	144	8%
Americas	86	81	6%
Total Non-U.S.	722	598	21%
Total	1,553	1,435	8%
Expenses:
Operating	365	362	(1%)
SG&A	327	307	(7%)
Depreciation and amortization	60	58	(3%)
Restructuring	—	(2)	NM
Total	752	725	(4%)
Operating income	$801	$710	13%
Adjusted Operating Income (1)	$861	$766	12%
Interest expense, net	$(49)	$(60)	18%
Other non-operating income, net	6	16	(63%)
Non-operating (expense) income, net	$(43)	$(44)	2%

Net income attributable to Moody's	$577	$509	13%
Diluted weighted average shares outstanding	187.9	189.0	1%
Diluted EPS attributable to Moody's common shareholders	$3.07	$2.69	14%
Adjusted Diluted EPS (1)	$3.22	$2.81	15%
Operating margin	51.6%	49.5%
Adjusted Operating Margin(1)	55.4%	53.4%
Effective tax rate	23.9%	23.6%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,		Change
	2021	2020	%
MIS
U.S.	1,441	1,518	(5%)
Non-U.S.	3,586	3,467	3%
Total	5,027	4,985	1%
MA
U.S.	2,039	1,831	11%
Non-U.S.	2,921	3,036	(4%)
Total	4,960	4,867	2%
MSS
U.S.	679	703	(3%)
Non-U.S.	876	724	21%
Total	1,555	1,427	9%
Total MCO
U.S.	4,159	4,052	3%
Non-U.S.	7,383	7,227	2%
Total	11,542	11,279	2%
Moody’s global staffing increased by approximately 240 employees relating to acquisitions completed subsequent to June 30, 2020.

GLOBAL REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

Global revenue ⇑ $118 million	U.S. Revenue ⇓ $6 million	Non-U.S. Revenue ⇑ $124 million
The increase in global revenue reflected growth across all regions for MA and growth internationally in MIS. This growth was partially offset by declines in U.S. MIS revenue compared to a strong prior year. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation favorably impacted global revenue by three percent.

Operating Expense ⇑ $3 million	SG&A Expense ⇑ $20 million
---------- ---------

Compensation expenses increased $7 million reflecting:	Compensation expenses increased $30 million reflecting:
— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lower reflecting uncertainties at the time relating to the COVID-19 pandemic;

— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lower reflecting uncertainties at the time relating to the COVID-19 pandemic;

— hiring and salary increases, including inorganic growth of acquisitions; and	— hiring and salary increases, including inorganic growth of acquisitions; and
— unfavorable changes in FX translation rates	— unfavorable changes in FX translation rates

Non-compensation expenses decreased $4 million reflecting:	Non-compensation expenses decreased $10 million reflecting:
— ongoing disciplined cost management; mostly offset by:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
—inorganic growth from acquisitions
— lower legal accruals;
— ongoing disciplined cost management; partially offset by:

— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— inorganic growth from acquisitions

Operating margin 51.6%, up 210 BPS	Adjusted Operating Margin 55.4%, up 200 BPS
Operating margin and Adjusted Operating Margin expansion reflects revenue growth outpacing growth in total operating expenses.

Interest Expense, net ⇓ $11 million	Other non-operating income ⇓ $10 million

Decrease in expense is primarily due to:	Decrease in income is primarily due to:
— an $8 million prepayment penalty in the second quarter of 2020 related to the early redemption of the 2018 Senior Notes.	— a $9 million benefit in 2020 relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture; and
— a $7 million loss on the settlement of pension obligations in 2021 resulting from lump sum distributions from the Company's defined benefit pension plans; partially offset by:
— $2 million in FX gains in 2021 compared to $8 million in FX losses in the prior year.

ETR ⇑ 30 BPS
The 2021 ETR was generally in line with prior year.

Diluted EPS ⇑ $0.38	Adjusted Diluted EPS ⇑ $0.41

Diluted EPS in the second quarter of 2021 of $3.07 increased $0.38 compared to the same period in 2020 mainly due to higher operating income.
Adjusted Diluted EPS of $3.22 in the second quarter of 2021 increased $0.41 compared to the same period in 2020, mainly due to higher Adjusted Operating Income. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Corporate finance (CFG)	$550	$572	(4%)
Financial institutions (FIG)	150	142	6%
Public, project and infrastructure finance (PPIF)	130	133	(2%)
Structured finance (SFG)	140	81	73%
Total ratings revenue	970	928	5%
MIS Other	10	10	—%
Total external revenue	980	938	4%
Intersegment revenue	42	35	20%
Total MIS revenue	1,022	973	5%
Expenses:
Operating and SG&A (external)	342	348	2%
Operating and SG&A (intersegment)	2	2	—%
Depreciation and amortization	18	19	5%
Total expense	362	369	2%
Operating Income	$660	$604	9%
Depreciation and amortization	18	19	5%
Adjusted Operating Income	$678	$623	9%

Operating margin	64.6%	62.1%
Adjusted Operating Margin	66.3%	64.0%

MOODY'S INVESTORS SERVICE REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $42 million	U.S. Revenue ⇓ $34 million	Non-U.S. Revenue ⇑ $76 million

–The increase in global MIS revenue reflected growth across all LOBs internationally partially offset by declines in the U.S. compared to a strong comparative prior year.
–Foreign currency translation favorably impacted MIS revenue by two percentage points.
–Transaction revenue grew $22 million compared to the same period in the prior year.

CFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $22 million	U.S. Revenue ⇓ $68 million	Non-U.S. Revenue ⇑ $46 million
Global CFG revenue for the three months ended June 30, 2021 and 2020 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The decrease in CFG revenue of 4% reflected declines in the U.S. (16%) partially offset by growth internationally (29%). The most notable drivers of the change compared to 2020 were:
–declines in investment-grade rated issuance volumes in all regions, most notably in the U.S., compared to very strong issuance in the prior year period when large corporate issuers opportunistically bolstered their liquidity positions in light of uncertainties surrounding the COVID-19 crisis;
partially offset by:
–strong growth in leveraged loan and speculative-grade bond activity in the U.S. and EMEA as issuers refinanced existing debt in light of favorable market conditions and funded M&A activity.
Transaction revenue declined $30 million compared to the same period in the prior year. Foreign currency translation favorably impacted CFG revenue by two percentage points.
FIG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $8 million	U.S. Revenue ⇓ $1 million	Non-U.S. Revenue ⇑ $9 million
Global FIG revenue for the three months ended June 30, 2021 and 2020 was comprised as follows:

Transaction revenue increased $3 million compared to the second quarter of 2020.
The most notable drivers of the 6% increase in FIG revenue were:
–higher banking revenue in the U.S. and EMEA mainly reflecting a favorable change in product mix and pricing increases;
partially offset by
–lower U.S. insurance revenue as insurers had fortified their balance sheets in the prior year in response to uncertainties related to the COVID-19 crisis.
Foreign currency translation favorably impacted FIG revenue by three percentage points.

PPIF REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $3 million	U.S. Revenue ⇓ $8 million	Non-U.S. Revenue ⇑ $5 million
Global PPIF revenue for the three months ended June 30, 2021 and 2020 was comprised as follows:
Transaction revenue decreased $8 million compared to the second quarter of 2020.
The modest decline in PPIF revenue of 2% reflected a decrease in the U.S. (9%) partially offset by growth internationally (11%).
The decrease in revenue was mainly a result of a strong prior year comparative period in infrastructure finance where issuers were bolstering their balance sheets in response to uncertainties relating to the COVID-19 crisis.
Foreign currency translation favorably impacted PPIF revenue by two percentage points.

SFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $59 million	U.S. Revenue ⇑ $43 million	Non-U.S. Revenue ⇑ $16 million
Global SFG revenue for the three months ended June 30, 2021 and 2020 was comprised as follows:
The 73% increase in SFG revenue reflected growth both in the U.S. (96%) and internationally (44%). Transaction revenue increased $57 million compared to the second quarter of 2020.
The most notable drivers of the growth in SFG revenue were:
–higher CLO refinancing and securitization activity in the U.S. and EMEA as market conditions remain favorable for this asset class; and
–an increase in U.S. CMBS activity reflecting a narrowing of credit spreads for this asset class compared to a challenging prior year period when securitization activity for retail and hotel properties was adversely impacted by the COVID-19 crisis.
Foreign currency translation favorably impacted SFG revenue by five percentage points.

MIS: Operating and SG&A Expense ⇓ $6 million

The modest decline is primarily due to lower non-compensation costs of $22 million partially offset by higher compensation costs of $16 million with most notable drivers reflecting:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The decrease is primarily due to:
— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lower reflecting uncertainties at the time relating to the COVID-19 pandemic; and

— unfavorable changes in FX translation rates
— lower legal accruals; partially offset by: — unfavorable changes in FX translation rates

MIS: Operating Margin 64.6% ⇑ 250 BPS	Adjusted Operating Margin 66.3% ⇑ 230 BPS
MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth coupled with a decline in operating and SG&A expenses.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Research, data and analytics (RD&A)	$435	$366	19%
Enterprise risk solutions (ERS)	138	131	5%
Total external revenue	573	497	15%
Intersegment revenue	2	2	—%
Total MA revenue	575	499	15%
Expenses:
Operating and SG&A (external)	350	321	(9%)
Operating and SG&A (intersegment)	42	35	(20%)
Depreciation and amortization	42	39	(8%)
Restructuring	—	(2)	NM
Total expense	434	393	(10%)
Operating income	$141	$106	33%
Depreciation and amortization	42	39	(8%)
Restructuring	—	(2)	NM
Adjusted Operating Income	$183	$143	28%

Operating margin	24.5%	21.2%
Adjusted Operating Margin	31.8%	28.7%

MOODY'S ANALYTICS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $76 million	U.S. Revenue ⇑ $28 million	Non-U.S. Revenue ⇑ $48 million
The 15% increase in global MA revenue reflects growth both in the U.S. and internationally in both LOBs and includes revenue from the acquisitions of AM, ZMFS, Catylist and Cortera.
–Organic revenue growth (1) was 13%.
–Foreign currency translation favorably impacted MA revenue by five percent.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

RD&A REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

RD&A: Global revenue ⇑ $69 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $46 million
Global RD&A revenue grew 19% compared to the second quarter of 2020 with the most notable drivers of the change reflecting:
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
–strong renewals and new sales related to credit research and data feeds; and
–inorganic revenue growth from the acquisitions of AM, Catylist, and Cortera.
Foreign currency translation favorably impacted RD&A revenue by five percent.
Organic revenue growth for RD&A was 16%.

ERS REVENUE
2021-----------------------------------------------------------------------------------2020
_____________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $7 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $2 million
Global ERS revenue increased 5% compared to the second quarter of 2020 mainly driven by:
–growth in subscription-based revenue, most notably for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts and demand from asset managers for risk management solutions;
–Favorable foreign currency translation which impacted revenue by four percent; and
–inorganic revenue growth from the acquisition of ZMFS;
partially offset by:
–lower non-recurring software revenue and services due to a de-emphasizing of these lower margin offerings.
Organic revenue growth for ERS was 3%.

MA: Operating and SG&A Expense ⇑ $29 million
The increase in operating and SG&A expenses compared to the second quarter of 2020 reflected growth in compensation costs of $21 million and in non-compensation costs of $8 million. The most notable drivers of these increases were:

Compensation costs	Non-compensation costs
— salary increases and inorganic expense growth from acquisitions;	— inorganic expense growth from acquisitions; and — unfavorable changes in FX translation rates
— higher incentive compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lower reflecting uncertainties at the time relating to the COVID-19 pandemic; and

—unfavorable changes in FX translation rates

MA: Operating Margin 24.5% ⇑ 330 BPS	Adjusted Operating Margin 31.8% ⇑ 310 BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect revenue growth outpacing expense growth.

Six months ended June 30, 2021 compared with six months ended June 30, 2020
Executive Summary

–The following table provides an executive summary of key operating results for the six months ended June 30, 2021. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2021	2020	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$3,153	$2,725	16%	— reflects strong growth in both segments
MIS External Revenue	$2,016	$1,732	16%	— strong growth mainly driven by leveraged finance issuance as issuers refinanced existing debt and funded M&A activity;
— increased CLO and CMBS activity amid favorable market conditions; and
— favorable changes in FX translation rates

MA External Revenue	$1,137	$993	15%
— strong growth in KYC and compliance solutions, as well as research and data feeds;
— ongoing recurring revenue growth in ERS from subscription-based sales to banking, insurance and asset management customers;
— favorable changes in FX translation rates; and
— inorganic growth from acquisitions.

Total operating and SG&A expenses	$1,378	$1,310	(5%)
— higher incentive and stock-based compensation aligned with operating performance; and
— unfavorable changes in FX translation rates; partially offset by
— lower legal accruals; and
— cost savings resulting from the COVID-19 crisis and disciplined expense management

Total non-operating (expense) income, net	$(34)	$(72)	53%	— primarily reflects a $40 million benefit related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions
Operating Margin	52.5%	47.8%	470 BPS	— margin expansion reflects strong revenue growth outpacing operating expense growth
Adjusted Operating Margin	56.3%	51.9%	440 BPS
ETR	19.0%	19.0%	—BPS	— higher benefits of approximately $40 million from the resolution of UTPs in 2021; offset by — lower Excess Tax Benefits in 2021
Diluted EPS	$6.98	$5.27	32%	— increase reflects strong operating income/Adjusted Operating Income growth as described above and includes $0.47/share and $0.11/share in benefits related to the resolution of uncertain tax positions in 2021 and 2020, respectively.
Adjusted Diluted EPS	$7.28	$5.55	31%

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
United States	$1,716	$1,551	11%
Non-U.S.:
EMEA	959	736	30%
Asia-Pacific	311	280	11%
Americas	167	158	6%
Total Non-U.S.	1,437	1,174	22%
Total	3,153	2,725	16%
Expenses:
Operating	758	702	(8%)
SG&A	620	608	(2%)
Depreciation and amortization	119	107	(11%)
Restructuring	2	(3)	(167%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Total	1,499	1,423	(5%)
Operating income	1,654	1,302	27%
Adjusted Operating Income (1)	1,775	1,415	25%
Interest expense, net	(56)	(100)	44%
Other non-operating income, net	22	28	(21%)
Non-operating (expense) income, net	(34)	(72)	53%

Net income attributable to Moody’s	$1,313	$997	32%
Diluted weighted average shares outstanding	188.2	189.3	1%
Diluted EPS attributable to Moody’s common shareholders	$6.98	$5.27	32%
Adjusted Diluted EPS (1)	$7.28	$5.55	31%
Operating margin	52.5%	47.8%
Adjusted Operating Margin (1)	56.3%	51.9%
Effective tax rate	19.0%	19.0%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

GLOBAL REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

Global revenue ⇑ $428 million	U.S. Revenue ⇑ $165 million	Non-U.S. Revenue ⇑ $263 million
The increase in global revenue reflected growth in both reportable segments both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation favorably impacted global revenue by three percent.

Operating Expense ⇑ $56 million	SG&A Expense ⇑ $12 million
-------------------------------------

Compensation expenses increased $49 million and reflected:	Compensation expenses increased $49 million reflecting:
— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lower reflecting uncertainties at the time relating to the COVID-19 pandemic;

— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lower reflecting uncertainties at the time relating to the COVID-19 pandemic;

— hiring and salary increases;	— hiring and salary increases;
— inorganic growth from acquisitions; and	—inorganic growth from acquisitions; and
— unfavorable changes in FX translation rates	— unfavorable changes in FX translation rates

Non-compensation expenses increased $7 million reflecting:	Non-compensation expenses decreased $37 million reflecting:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; partially offset by:	— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis;
— lower legal accruals;
— lower travel costs in light of the COVID-19 crisis and continued disciplined cost management.	— lower travel costs in light of the COVID-19 crisis and continued disciplined cost management; partially offset by:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency

Other Expenses
The 2020 amount includes a $9 million loss pursuant to the divestiture of MAKS relating to customary post-closing completion adjustments pursuant to the sale of the business in the fourth quarter of 2019.

Operating margin 52.5%, up 470 BPS	Adjusted Operating Margin 56.3%, up 440 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth outpacing growth in total operating expenses.

Interest Expense, net ⇓ $44 million	Other non-operating income ⇓ $6 million

Decrease in expense is primarily due to:	Decrease in income is primarily due to:
— a $40 million benefit in 2021 related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions	— a $13 million benefit in 2020 relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture;
— immaterial FX losses in 2021 compared to $5 million in FX gains in 2020;
— a $7 million loss on the settlement of pension obligations in 2021 resulting from lump sum distributions from the Company's defined benefit pension plans; partially offset by:
— higher gains in 2021 on certain of the Company's investments in equity securities/investments.

ETR in line with prior year
The 2021 and 2020 ETR include $61 million and $20 million, respectively, in tax benefits relating to the resolution of uncertain tax positions. The aforementioned benefit to the 2021 ETR was diluted by higher income before provision for income taxes compared to the prior year. Additionally, there was an approximate $20 million decrease in Excess Tax Benefits in the first half of 2021 compared to the prior year.

Diluted EPS ⇑ $1.71	Adjusted Diluted EPS ⇑ $1.73

Diluted EPS in the first half of 2021 of $6.98 increased $1.71 compared to the same period in 2020 mainly due to higher operating income. Diluted EPS in 2021 and 2020 include $0.47/share and $0.11/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions.

Adjusted Diluted EPS of $7.28 in the first half of 2021 increased $1.73 compared to the first half of 2020 mainly due to higher Adjusted Operating Income. Adjusted Diluted EPS in 2021 and 2020 include $0.47/share and $0.11/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Corporate finance (CFG)	$1,155	$1,025	13%
Financial institutions (FIG)	312	267	17%
Public, project and infrastructure finance (PPIF)	273	242	13%
Structured finance (SFG)	256	177	45%
Total ratings revenue	1,996	1,711	17%
MIS Other	20	21	(5%)
Total external revenue	2,016	1,732	16%
Intersegment royalty	82	72	14%
Total	2,098	1,804	16%
Expenses:
Operating and SG&A (external)	688	674	(2%)
Operating and SG&A (intersegment)	4	4	—%
Depreciation and amortization	36	35	(3%)
Restructuring	—	(1)	(100%)
Total expense	728	712	(2%)
Operating income	$1,370	$1,092	25%
Depreciation and amortization	36	35	(3%)
Restructuring	—	(1)	(100%)
Adjusted Operating Income	$1,406	$1,126	25%
Operating margin	65.3%	60.5%
Adjusted Operating Margin	67.0%	62.4%

MOODY'S INVESTORS SERVICE REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $284 million	U.S. Revenue ⇑ $110 million	Non-U.S. Revenue ⇑ $174 million
–The increase in global MIS revenue reflected strong growth across all ratings LOBs both in the U.S. and internationally.
–Foreign currency translation favorably impacted MIS revenue by three percentage points.
–Transaction revenue grew $248 million compared to the same period in the prior year.

CFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $130 million	U.S. Revenue ⇑ $32 million	Non-U.S. Revenue ⇑ $98 million

Global CFG revenue for the six months ended June 30, 2021 and 2020 was comprised as follows:

(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 13% reflected growth both in the U.S. (4%) and internationally (33%) which resulted in a $119 million increase in transaction revenue.
The most notable drivers of this increase were:
– strong growth in leveraged loan and speculative-grade bond activity in the U.S. and EMEA as issuers refinanced existing debt in light of favorable market conditions and funded M&A activity;
partially offset by:
–lower investment grade rated issuance volumes following very strong issuance volumes in the prior year when issuers were bolstering their balance sheets in light of uncertainties relating to the COVID-19 crisis.
Foreign currency translation favorably impacted CFG revenue by two percentage points.

FIG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $45 million	U.S. Revenue ⇑ $25 million	Non-U.S. Revenue ⇑ $20 million
Global FIG revenue for the six months ended June 30, 2021 and 2020 was comprised as follows:
Transaction revenue grew by $33 million compared to the same period in the prior year.
The 17% increase in FIG revenue is mainly due to higher banking revenue in the U.S. and EMEA reflecting both the benefit of favorable changes in product mix and pricing increases coupled with opportunistic issuer activity in light of favorable market conditions.
Foreign currency translation favorably impacted FIG revenue by three percentage points.

PPIF REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $31 million	U.S. Revenue ⇑ $2 million	Non-U.S. Revenue ⇑ $29 million
Global PPIF revenue for the six months ended June 30, 2021 and 2020 was comprised as follows:
Transaction revenue increased $23 million compared to the same period in the prior year.
The 13% increase in PPIF revenue reflected growth both in the U.S. (1%) and internationally (33%) and was driven by:
–growth in project and infrastructure finance revenue in EMEA mainly reflecting favorable changes in product mix and pricing increases; and
– growth in sovereign issuance reflecting funding to support economic recovery.
Foreign currency translation favorably impacted PPIF revenue by three percentage points.
SFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $79 million	U.S. Revenue ⇑ $50 million	Non-U.S. Revenue ⇑ $29 million
Global SFG revenue for the six months ended June 30, 2021 and 2020 was comprised as follows:
The increase in SFG revenue of 45% reflected growth both in the U.S. (47%) and internationally (41%). Transaction revenue increased $73 million compared to the first half of 2020.
The most notable drivers of the growth in SFG revenue were:
–higher CLO refinancing and securitization activity in the U.S. and EMEA, as market conditions remain favorable for this asset class; and
–an increase in U.S. CMBS activity reflecting a narrowing of credit spreads for this asset class compared to a challenging prior year period when securitization activity for retail and hotel properties was adversely impacted by the COVID-19 crisis.
Foreign currency translation favorably impacted SFG revenue by four percentage points.

MIS: Operating and SG&A Expense ⇑ $14 million

The growth reflects a $55 million increase in compensation partially offset by a $41 million decline in non-compensation expenses, respectively. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The decrease is primarily due to:
— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lowered reflecting uncertainties at the time relating to the COVID-19 pandemic; and
— lower legal accruals;
— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
— unfavorable changes in FX translation rates	—lower travel costs and disciplined expense management in light of the COVID-19 pandemic

MIS: Operating Margin of 65.3% ⇑ 480 BPS	Adjusted Operating Margin of 67.0% ⇑ 460 BPS
MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth outpacing growth in operating and SG&A expenses.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Research, data and analytics (RD&A)	$854	$724	18%
Enterprise risk solutions (ERS)	283	269	5%
Total external revenue	1,137	993	15%
Intersegment revenue	4	4	—%
Total MA Revenue	1,141	997	14%
Expenses:
Operating and SG&A (external)	690	636	(8%)
Operating and SG&A (intersegment)	82	72	(14%)
Depreciation and amortization	83	72	(15%)
Restructuring	2	(2)	(200%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Total expense	857	787	(9%)
Operating income	$284	$210	35%
Depreciation and amortization	83	72	(15%)
Restructuring	2	(2)	(200%)
Loss pursuant to the divestiture of MAKS	—	9	100
Adjusted Operating Income	$369	$289	28%
Operating margin	24.9%	21.1%
Adjusted Operating Margin	32.3%	29.0%

MOODY'S ANALYTICS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $144 million	U.S. Revenue ⇑ $55 million	Non-U.S. Revenue ⇑ $89 million
The 15% increase in global MA revenue reflects growth both in the U.S. and internationally mainly within the RD&A LOB and includes revenue from the acquisitions of RDC, AM, ZMFS, Catylist and Cortera.
–Organic revenue growth was 11%.
–Foreign currency translation favorably impacted MA revenue by five percentage points.

RD&A REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

RD&A: Global revenue ⇑ $130 million	U.S. Revenue ⇑ $48 million	Non-U.S. Revenue ⇑ $82 million
Global RD&A revenue grew 18% compared to the first half of 2020 with the most notable drivers of the increase reflecting:
–strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
–strong renewals and new sales related to credit research and data feeds; and
–inorganic revenue growth from the acquisitions of RDC, AM, Catylist and Cortera.
Foreign currency translation favorably impacted RD&A revenue by five percentage points.
Organic revenue growth for RD&A was 14%.

ERS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

ERS: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇑ $7 million
Global ERS revenue increased 5% compared to the first half of 2020 with the most notable drivers of the growth reflecting:
–growth in subscription-based revenue, most notably for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts and demand from asset managers for risk management solutions;
–favorable foreign currency translation which impacted revenue by four percentage points; and
–inorganic revenue growth from the acquisition of ZMFS;
partially offset by:
–lower non-recurring software revenue and services due to a de-emphasizing of these lower margin offerings.
Organic revenue growth for ERS was 3%.

MA: Operating and SG&A Expense ⇑ $54 million
The increase in operating and SG&A expenses compared to the first six months of 2020 is primarily due to growth in both compensation non-compensation costs of $42 million and $12 million, respectively, reflecting:

Compensation costs	Non-compensation costs
— higher costs reflecting salary increases and inorganic expense growth from acquisitions;	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; partially offset by:
— higher incentive compensation accruals aligned with actual/projected financial and operating performance. Incentive compensation accruals in 2020 were lowered reflecting uncertainties at the time relating to the COVID-19 pandemic; and

— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
— unfavorable changes in FX translation rates	— lower travel costs in light of the COVID-19 crisis and continued disciplined expense management

Other Expenses
The first half of 2020 includes a $9 million loss pursuant to the divestiture of MAKS and related to a customary post-closing completion adjustment pursuant to the sale of the business in the fourth quarter of 2019.

MA: Operating Margin 24.9% ⇑ 380BPS	Adjusted Operating Margin 32.3% ⇑ 330BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect revenue growth outpacing expense growth.
Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2021	2020
Net cash provided by operating activities	$1,270	$977	$293
Net cash used in investing activities	$(251)	$(823)	$572
Net cash (used in) provided by financing activities	$(792)	$123	$(915)
Free Cash Flow (1)	$1,226	$915	$311
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the six months ended June 30, 2021 increased $293 million compared to same period in 2020 with the most significant drivers reflecting:
–an increase in net income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion);
–a $99 million contribution to the Company's funded pension plan in 2020 that did not recur in 2021; and
–a $68 million payment made in 2020 in conjunction with the settlement of treasury lock interest rate forward contracts partially offset by:
–higher cash paid for income taxes of approximately $215 million resulting from both the Company's strong earnings growth in 2021 and from the extension of payment terms to the third quarter of 2020 for approximately $115 million in estimated federal tax payments as a result of relief provided by the IRS in response to the COVID-19 crisis.
Net cash used in investing activities
The $572 million decrease in cash used in investing activities in the six months ended June 30, 2021 compared to the same period in 2020 primarily reflects lower cash paid for acquisitions of $560 million (refer to Note 8 to the condensed consolidated financial statements for further discussion on the Company's M&A activity).
Net cash (used in) provided by financing activities
The $915 million increase in cash used in financing activities in the six months ended June 30, 2021 compared to the same period in the prior year was primarily attributed to:
–the net issuance of approximately $700 million in long-term debt in 2020; and
–higher cash paid for treasury share repurchases of $250 million compared to the first half of 2020.

Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.9 billion at June 30, 2021 consisted of approximately $1.9 billion located outside of the U.S. Approximately 17% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Dividends and share repurchases
On July 27, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.62 per share of Moody’s common stock, payable September 10, 2021 to shareholders of record at the close of business on August 20, 2021. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On December 16, 2019, the Board approved $1 billion share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At June 30, 2021, there was a total remaining authority of approximately $1.3 billion under these authorizations. Future share repurchase activity is subject to available cash, market conditions and other ongoing capital allocation decisions.
Other cash requirements
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
At June 30, 2021, Moody’s had $6.4 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At June 30, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At June 30, 2021, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at June 30, 2021 is as follows:
For additional information on the Company's outstanding debt, refer to Note 16 to the condensed consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Off-Balance Sheet Arrangements
At June 30, 2021, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of June 30, 2021:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$9,002	$194	$1,860	$962	$5,986
Operating lease obligations	528	107	186	152	83
Purchase obligations	238	121	110	7	—
Pension obligations (2)	107	4	22	21	60
Total (3)	$9,875	$426	$2,178	$1,142	$6,129
(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 16 to the condensed consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 15 to the condensed consolidated financial statements.
(3)The table above does not include the Company's long-term tax liabilities of $406 million relating to UTPs, since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $33 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $18 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on the operating performance of Moody’s. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments; and iii) a loss pursuant to the divestiture of MAKS. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income	$801	$710	$1,654	$1,302
Adjustments:
Depreciation and amortization	60	58	119	107
Restructuring	—	(2)	2	(3)
Loss pursuant to the divestiture of MAKS	—	—	—	9
Adjusted Operating Income	$861	$766	$1,775	$1,415
Operating margin	51.6%	49.5%	52.5%	47.8%
Adjusted Operating Margin	55.4%	53.4%	56.3%	51.9%
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

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2021		2020		2021		2020
Net income attributable to Moody's common shareholders		$577		$509		$1,313		$997
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$36		$31		$71		$59
Tax on Acquisition-Related Intangible Amortization Expenses	(8)		(7)		(16)		(13)
Net Acquisition-Related Intangible Amortization Expenses		28		24		55		46
Pre-Tax Restructuring	$—		$(2)		$2		$(3)
Tax on Restructuring	—		1		—		1
Net Restructuring		—		(1)		2		(2)
Loss pursuant to the divestiture of MAKS		—		—		—		9
Adjusted Net Income		$605		$532		$1,370		$1,050

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Diluted earnings per share attributable to Moody's common shareholders		$3.07		$2.69		$6.98		$5.27
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.19		$0.16		$0.38		$0.31
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		(0.03)		(0.09)		(0.07)
Net Acquisition-Related Intangible Amortization Expenses		0.15		0.13		0.29		0.24
Pre-Tax Restructuring	$—		$(0.01)		$0.01		$(0.02)
Tax on Restructuring	—		—		—		0.01
Net Restructuring		—		(0.01)		0.01		(0.01)
Loss pursuant to the divestiture of MAKS		—		—		—		0.05
Adjusted Diluted EPS		$3.22		$2.81		$7.28		$5.55
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

	Six Months Ended June 30,
	2021	2020
Net cash flows provided by operating activities	$1,270	$977
Capital additions	(44)	(62)
Free Cash Flow	$1,226	$915
Net cash flows used in investing activities	$(251)	$(823)
Net cash flows (used in) provided by financing activities	$(792)	$123

Organic Revenue:
The Company presents the organic revenue and growth because management deems this metric to be a useful measure which provides additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisition activity. The following table details the periods excluded from each acquisition to determine organic revenue.

Period excluded to determine organic revenue growth
Acquisition	Acquisition Date	Q2	YTD
Regulatory DataCorp	February 13, 2020	-	January 1, 2021 - February 12, 2021
Acquire Media	October 21, 2020	April 1, 2021 - June 30, 2021	January 1, 2021 - June 30, 2021
ZM Financial Systems	December 7, 2020	April 1, 2021 - June 30, 2021	January 1, 2021 - June 30, 2021
Catylist	December 30, 2020	April 1, 2021 - June 30, 2021	January 1, 2021 - June 30, 2021
Cortera	March 19, 2021	April 1, 2021 - June 30, 2021	March 19, 2021 - June 30, 2021
Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
MA revenue	$573	$497	$76	15%	$1,137	$993	$144	15%
Regulatory DataCorp	—	—	—		(8)	—	(8)
Acquire Media	(5)	—	(5)		(12)	—	(12)
ZM Financial Systems	(3)	—	(3)		(5)	—	(5)
Catylist	(2)	—	(2)		(4)	—	(4)
Cortera	(3)	—	(3)		(3)	—	(3)
Organic MA revenue	$560	$497	$63	13%	$1,105	$993	$112	11%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
RD&A revenue	$435	$366	$69	19%	$854	$724	$130	18%
Regulatory DataCorp	—	—	—		(8)	—	(8)
Acquire Media	(5)	—	(5)		(12)	—	(12)
Catylist	(2)	—	(2)		(4)	—	(4)
Cortera	(3)	—	(3)		(3)	—	(3)
Organic RD&A revenue	$425	$366	$59	16%	$827	$724	$103	14%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
ERS revenue	$138	$131	$7	5%	$283	$269	$14	5%
ZM Financial Systems	(3)	—	(3)		(5)	—	(5)
Organic ERS revenue	$135	$131	$4	3%	$278	$269	$9	3%

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
The regulatory landscape continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for CRAs registered as NRSROs. The Dodd-Frank Act added additional provisions to Section 15E. The transitions of the Presidential administration, Congress and SEC, in the U.S., as with any such government transition, could bring potential changes in the laws affecting CRAs and/or the enforcement of any new or existing legislation, regulation or directives by government authorities.
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. ESMA has direct supervisory responsibility for registered CRAs throughout the EU. MIS’ EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the CRA regulation and, annually, sets out its work program for the forthcoming year. In July 2021, the Commission announced further measures in respect of its sustainable finance strategy. These include further assessments in respect of both CRAs and sustainability ratings and research, which might lead to legislative action.
On December 31, 2020, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority. Regulatory arrangements also came into effect in both the U.K. and the EU to allow credit ratings to be available for regulatory use in both the EU and the U.K. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K.
In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have, and will continue to, publish reports that describe their oversight activities. In addition, other legislation, regulation and/or interpretation of existing regulation relating to the Company’s operations, including credit rating, ancillary and research services has been or is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. If enacted, any such legislation and regulation could change the competitive landscape in which the Company operates. The legal status of CRAs has been addressed by courts in various decisions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of the Company.

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 47 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP in the U.S. and worldwide, and on the Company’s own operations and personnel. Many other factors could cause actual results to differ from Moody’s outlook, including:
•credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets;
•other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates and other volatility in the financial markets such as that due to Brexit and uncertainty as companies transition away from LIBOR;
•the level of merger and acquisition activity in the U.S. and abroad;
•the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs, tax agreements and trade barriers;
•concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings;
•the introduction of competing products or technologies by other companies;
•pricing pressure from competitors and/or customers;
•the level of success of new product development and global expansion;
•the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations;
•the potential for increased competition and regulation in the EU and other foreign jurisdictions;
•exposure to litigation related to Moody's Investors Service's rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which the Company may be subject from time to time;
•U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards applicable to credit rating agencies in a manner adverse to credit rating agencies;
•provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes;
•the possible loss of key employees; failures or malfunctions of our operations and infrastructure;
•any vulnerabilities to cyber threats or other cybersecurity concerns;
•the outcome of any review by controlling tax authorities of the Company’s global tax planning initiatives;
•exposure to potential criminal sanctions or civil remedies if the Company fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which the Company operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials;
•the impact of mergers, acquisitions or other business combinations and the ability of the Company to successfully integrate such acquired businesses;
•currency and foreign exchange volatility;
•the level of future cash flows;

•the levels of capital investments; and
•a decline in the demand for credit risk management tools by financial institutions.
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2020 and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk during the six months ended June 30, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2021. Although a significant portion of the Company’s workforce has been working remotely due to the COVID-19 pandemic, Moody’s has not experienced any material impact to its internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended June 30, 2021

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
April 1- 30	402,163	$315.99	$399,925	$1,572	million
May 1- 31	372,995	$329.18	$372,329	$1,449	million
June 1- 30	364,564	$344.93	$353,244	$1,327	million
Total	1,139,722	$329.44	$1,125,498
(1)Includes surrender to the Company of 2,238, 666 and 11,320 shares of common stock in April, May and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On December 16, 2019, the Board authorized $1 billion in share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At June 30, 2021 there was approximately $1,327 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the second quarter of 2021, Moody’s issued a net 0.2 million shares under employee stock-based compensation plans.
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

Date: July 29, 2021