Form 10-Q
period 2021-09-30
MOODYS CORP /DE/
filed 2021-10-29
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Shares Outstanding at September 30, 2021
185.9 million

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

TERM	DEFINITION
DBPPs	Defined benefit pension plans
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ERS	The Enterprise Risk Solutions LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services
ESG	Environmental, Social, and Governance
ESMA	European Securities and Markets Authority
ETR	Effective tax rate
EU	European Union
EUR	Euros
EURIBOR	The Euro Interbank Offered Rate
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

RMBS	Residential mortgage-backed securities; an asset class within SFG
RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.

TERM	DEFINITION
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
YTD	Year-To-Date
ZM Financial Systems (ZMFS)	A provider of risk and financial management software for the U.S. banking sector; acquired by the Company in December 2020
2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment
2020 Real Estate Rationalization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on July 29, 2020, primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases.
2012 Senior Notes due 2022	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022
2013 Senior Notes due 2024	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$1,526	$1,356	$4,679	$4,081
Expenses
Operating	394	364	1,152	1,066
Selling, general and administrative	395	271	1,015	879
Depreciation and amortization	61	56	180	163
Restructuring	—	23	2	20
Loss pursuant to the divestiture of MAKS	—	—	—	9
Total expenses	850	714	2,349	2,137
Operating income	676	642	2,330	1,944
Non-operating (expense) income, net
Interest expense, net	(53)	(53)	(109)	(153)
Other non-operating (expense) income, net	(4)	10	18	38
Total non-operating (expense) income, net	(57)	(43)	(91)	(115)
Income before provision for income taxes	619	599	2,239	1,829
Provision for income taxes	145	132	452	366
Net income	474	467	1,787	1,463
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to Moody's	$474	$467	$1,787	$1,464
Earnings per share attributable to Moody's common shareholders
Basic	$2.55	$2.49	$9.58	$7.80
Diluted	$2.53	$2.47	$9.51	$7.73
Weighted average number of shares outstanding
Basic	186.0	187.8	186.6	187.6
Diluted	187.3	189.3	188.0	189.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$474			$467
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(124)	$5	(119)	$204	$(17)	187
Net gains (losses) on net investment hedges	99	(26)	73	(191)	48	(143)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	3	(1)	2	2	—	2
Net actuarial gains (losses) and prior service costs	4	(1)	3	(9)	2	(7)
Total other comprehensive income (loss)	$(17)	$(23)	$(40)	$6	$33	$39
Comprehensive income			434			506
Less: comprehensive (loss) income attributable to noncontrolling interests			(3)			1
Comprehensive Income Attributable to Moody's			$437			$505

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,787			$1,463
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(234)	$9	(225)	$107	$(11)	96
Net gains (losses) on net investment hedges	233	(56)	177	(169)	42	(127)
Net investment hedges - reclassification of gains included in net income	(2)	1	(1)	—	—	—
Cash Flow Hedges:
Net losses on cash flow hedges	—	—	—	(68)	18	(50)
Reclassification of losses included in net income	2	—	2	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	16	(4)	12	5	(1)	4
Net actuarial gains (losses) and prior service costs	4	(1)	3	(1)	—	(1)
Total other comprehensive income (loss)	$19	$(51)	$(32)	$(125)	$48	$(77)
Comprehensive income			1,755			1,386
Less: comprehensive income (loss) attributable to noncontrolling interests			(2)			(12)
Comprehensive Income Attributable to Moody's			$1,757			$1,398
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,239	$2,597
Short-term investments	104	99
Accounts receivable, net of allowance for credit losses of $35 in 2021 and $34 in 2020	1,589	1,430
Other current assets	323	383
Total current assets	4,255	4,509
Property and equipment, net of accumulated depreciation of $988 in 2021 and $928 in 2020	301	278
Operating lease right-of-use assets	451	393
Goodwill	5,898	4,556
Intangible assets, net	2,510	1,824
Deferred tax assets, net	363	334
Other assets	636	515
Total assets	$14,414	$12,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,084	$1,039
Current portion of operating lease liabilities	103	94
Current portion of long-term debt	507	—
Deferred revenue	1,099	1,089
Total current liabilities	2,793	2,222
Non-current portion of deferred revenue	87	98
Long-term debt	6,969	6,422
Deferred tax liabilities, net	564	404
Uncertain tax positions	492	483
Operating lease liabilities	470	427
Other liabilities	420	590
Total liabilities	11,795	10,646
Contingencies (Note 18)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2021 and December 31, 2020, respectively.	3	3
Capital surplus	832	735
Retained earnings	12,451	11,011
Treasury stock, at cost; 157,002,502 and 155,808,563 shares of common stock at September 30, 2021 and December 31, 2020	(10,394)	(9,748)
Accumulated other comprehensive loss	(462)	(432)
Total Moody's shareholders' equity	2,430	1,569
Noncontrolling interests	189	194
Total shareholders' equity	2,619	1,763
Total liabilities, noncontrolling interests and shareholders' equity	$14,414	$12,409
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$1,787	$1,463
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	180	163
Stock-based compensation	127	110
Deferred income taxes	(79)	(1)
ROU Asset impairment & other non-cash restructuring/impairment charges	—	23
Loss pursuant to the divestiture of MAKS	—	9
Settlement of treasury rate lock	—	(68)
Prepayment penalty relating to early redemption of debt	—	24
Changes in assets and liabilities:
Accounts receivable	(137)	73
Other current assets	64	(8)
Other assets	(7)	(89)
Accounts payable and accrued liabilities	(20)	(28)
Deferred revenue	(75)	(171)
Unrecognized tax benefits and other non-current tax liabilities	(79)	(9)
Other liabilities	(55)	(3)
Net cash provided by operating activities	1,706	1,488
Cash flows from investing activities
Capital additions	(77)	(83)
Purchases of investments	(137)	(130)
Sales and maturities of investments	102	57
Cash paid for acquisitions, net of cash acquired	(2,026)	(699)
Receipts from settlements of net investment hedges	26	2
Payments for settlements of net investment hedges	(49)	—
Net cash used in investing activities	(2,161)	(853)
Cash flows from financing activities
Issuance of notes	1,178	1,491
Repayment of notes	—	(800)
Issuance of commercial paper	—	789
Repayment of commercial paper	—	(792)
Proceeds from stock-based compensation plans	30	41
Repurchase of shares related to stock-based compensation	(82)	(101)
Treasury shares	(628)	(253)
Dividends	(347)	(315)
Debt issuance costs, extinguishment costs and related fees	(13)	(39)
Dividends to noncontrolling interest	(3)	(1)
Payment to acquire noncontrolling interests	—	(17)
Net cash provided by financing activities	135	3
Effect of exchange rate changes on cash and cash equivalents	(38)	22
(Decrease) increase in cash and cash equivalents	(358)	660
Cash and cash equivalents, beginning of period	2,597	1,832
Cash and cash equivalents, end of period	$2,239	$2,492
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2020	342.9	$3	$651	$10,442	(155.2)	$(9,513)	$(542)	$1,041	$191	$1,232
Net income				467				467	—	467
Dividends ($0.56 per share)				(105)				(105)	(1)	(106)
Stock-based compensation			38					38		38
Shares issued for stock-based compensation plans at average cost, net			10		0.1	8		18		18
Currency translation adjustment, net of net investment hedge activity (net of tax of $31 million)							43	43	1	44
Net actuarial gains and prior service costs (net of tax of $2 million)							(7)	(7)		(7)
Amortization of prior service costs and actuarial losses							2	2		2
Balance at September 30, 2020	342.9	$3	$699	$10,804	(155.1)	$(9,505)	$(504)	$1,497	$191	$1,688
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				1,464				1,464	—	1,464
Dividends ($1.68 per share)				(314)				(314)	(1)	(315)
Adoption of Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			110					110		110
Shares issued for stock-based compensation plans at average cost, net			(51)		1.2	(2)		(53)		(53)
Purchase of noncontrolling interest			(2)					(2)	(15)	(17)
Treasury shares repurchased					(1.1)	(253)		(253)		(253)
Currency translation adjustment, net of net investment hedge activity (net of tax of $31 million)							(19)	(19)	(12)	(31)
Net actuarial losses and prior service costs							(1)	(1)		(1)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							4	4		4
Net realized and unrealized gain on cash flow hedges (net of tax of $18 million)							(49)	(49)		(49)
Balance at September 30, 2020	342.9	$3	$699	$10,804	(155.1)	$(9,505)	$(504)	$1,497	$191	$1,688
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2021	342.9	$3	$784	$12,094	(156.7)	$(10,270)	$(425)	$2,186	$194	$2,380
Net income				474				474	—	474
Dividends ($0.62 per share)				(117)				(117)	(2)	(119)
Stock-based compensation			41					41		41
Shares issued for stock-based compensation plans at average cost, net			7		—	1		8		8
Treasury shares repurchased					(0.3)	(125)		(125)		(125)
Currency translation adjustment, net of net investment hedge activity (net of tax of $21 million)							(43)	(43)	(3)	(46)
Net actuarial gains and prior service costs (net of tax of $1 million)							3	3		3
Amortization of prior service costs/actuarial losses and settlement charge (net of tax of $1 million)							2	2		2
Net realized gain on cash flow hedges							1	1		1
Balance at September 30, 2021	342.9	$3	$832	$12,451	(157.0)	$(10,394)	$(462)	$2,430	$189	$2,619
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				1,787				1,787	—	1,787
Dividends ($1.86 per share)				(347)				(347)	(3)	(350)
Stock-based compensation			127					127		127
Shares issued for stock-based compensation plans at average cost, net			(30)		0.7	(18)		(48)		(48)
Treasury shares repurchased					(1.9)	(628)		(628)		(628)
Currency translation adjustment, net of net investment hedge activity (net of tax of $46 million)							(47)	(47)	(2)	(49)
Net actuarial gains and prior service costs (net of tax of 1 million)							3	3		3
Amortization of prior service costs/actuarial losses and settlement charge (net of tax of $4 million)							12	12		12
Net realized and unrealized gain on cash flow hedges							2	2		2
Balance at September 30, 2021	342.9	$3	$832	$12,451	(157.0)	$(10,394)	$(462)	$2,430	$189	$2,619
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
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08"). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

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
The Company performed a quantitative assessment on the new reporting units as of July 31, 2021, the date of the Company’s annual goodwill impairment assessment. This quantitative assessment provided new baseline valuations under the new reporting unit structure and did not result in any impairment of goodwill.

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MIS:
Corporate finance (CFG)
Investment-grade	$105	$141	$341	$576
High-yield	82	101	347	275
Bank loans	145	73	482	205
Other accounts (1)	156	146	473	430
Total CFG	488	461	1,643	1,486
Financial institutions (FIG)
Banking	105	95	315	269
Insurance	38	31	114	105
Managed investments	8	6	29	20
Other accounts	2	2	7	7
Total FIG	153	134	465	401
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	61	71	191	192
Project and infrastructure	69	62	212	183
Total PPIF	130	133	403	375
Structured finance (SFG)
Asset-backed securities	29	25	88	70
RMBS	31	24	89	74
CMBS	26	15	73	45
Structured credit	57	24	148	74
Other accounts	—	—	1	2
Total SFG	143	88	399	265
Total ratings revenue	914	816	2,910	2,527
MIS Other	11	9	31	30
Total external revenue	925	825	2,941	2,557
Intersegment revenue	42	38	124	110
Total MIS	967	863	3,065	2,667
MA:
Research, data and analytics (RD&A)	445	386	1,299	1,110
Enterprise risk solutions (ERS)	156	145	439	414
Total external revenue	601	531	1,738	1,524
Intersegment revenue	2	1	6	5
Total MA	603	532	1,744	1,529
Eliminations	(44)	(39)	(130)	(115)
Total MCO	$1,526	$1,356	$4,679	$4,081
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance	$334	$154	$488	$311	$150	$461
Financial institutions	71	82	153	59	75	134
Public, project and infrastructure finance	76	54	130	82	51	133
Structured finance	98	45	143	54	34	88
Total ratings revenue	579	335	914	506	310	816
MIS Other	1	10	11	—	9	9
Total MIS	580	345	925	506	319	825
MA:
Research, data and analytics	203	242	445	167	219	386
Enterprise risk solutions	61	95	156	56	89	145
Total MA	264	337	601	223	308	531
Total MCO	$844	$682	$1,526	$729	$627	$1,356

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate finance	$1,093	$550	$1,643	$1,038	$448	$1,486
Financial institutions	226	239	465	189	212	401
Public, project and infrastructure finance	233	170	403	237	138	375
Structured finance	254	145	399	160	105	265
Total ratings revenue	1,806	1,104	2,910	1,624	903	2,527
MIS Other	3	28	31	1	29	30
Total MIS	1,809	1,132	2,941	1,625	932	2,557
MA:
Research, data and analytics	576	723	1,299	492	618	1,110
Enterprise risk solutions	175	264	439	163	251	414
Total MA	751	987	1,738	655	869	1,524
Total MCO	$2,560	$2,119	$4,679	$2,280	$1,801	$4,081

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MIS:
U.S.	$580	$506	$1,809	$1,625
Non-U.S.:
EMEA	211	188	707	542
Asia-Pacific	90	99	287	270
Americas	44	32	138	120
Total Non-U.S.	345	319	1,132	932
Total MIS	925	825	2,941	2,557
MA:
U.S.	264	223	751	655
Non-U.S.:
EMEA	228	213	691	595
Asia-Pacific	59	57	173	166
Americas	50	38	123	108
Total Non-U.S.	337	308	987	869
Total MA	601	531	1,738	1,524
Total MCO	$1,526	$1,356	$4,679	$4,081

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

	Three Months Ended September 30,
	2021				2020
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$366		$122	$488	$347	$114	$461
	75%		25%	100%	75%	25%	100%
Financial Institutions	$83		$70	$153	$67	$67	$134
	54%		46%	100%	50%	50%	100%
Public, Project and Infrastructure Finance	$88		$42	$130	$92	$41	$133
	68%		32%	100%	69%	31%	100%
Structured Finance	$93		$50	$143	$41	$47	$88
	65%		35%	100%	47%	53%	100%
MIS Other	$1		$10	$11	$1	$8	$9
	9%		91%	100%	11%	89%	100%
Total MIS	$631		$294	$925	$548	$277	$825
	68%		32%	100%	66%	34%	100%
Research, data and analytics	$21		$424	$445	$19	$367	$386
	5%		95%	100%	5%	95%	100%
Enterprise risk solutions	$15		$141	$156	$32	$113	$145
	10%		90%	100%	22%	78%	100%
Total MA	$36	(1)	$565	$601	$51	$480	$531
	6%		94%	100%	10%	90%	100%
Total Moody's Corporation	$667		$859	$1,526	$599	$757	$1,356
	44%		56%	100%	44%	56%	100%

	Nine Months Ended September 30,
	2021				2020
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$1,280		$363	$1,643	$1,142	$344	$1,486
	78%		22%	100%	77%	23%	100%
Financial Institutions	$252		$213	$465	$203	$198	$401
	54%		46%	100%	51%	49%	100%
Public, Project and Infrastructure Finance	$276		$127	$403	$257	$118	$375
	68%		32%	100%	69%	31%	100%
Structured Finance	$251		$148	$399	$126	$139	$265
	63%		37%	100%	48%	52%	100%
MIS Other	$3		$28	$31	$3	$27	$30
	10%		90%	100%	10%	90%	100%
Total MIS	$2,062		$879	$2,941	$1,731	$826	$2,557
	70%		30%	100%	68%	32%	100%
Research, data and analytics	$63		$1,236	$1,299	$53	$1,057	$1,110
	5%		95%	100%	5%	95%	100%
Enterprise risk solutions	$54		$385	$439	$90	$324	$414
	12%		88%	100%	22%	78%	100%
Total MA	$117	(1)	$1,621	$1,738	$143	$1,381	$1,524
	7%		93%	100%	9%	91%	100%
Total Moody's Corporation	$2,179		$2,500	$4,679	$1,874	$2,207	$4,081
	47%		53%	100%	46%	54%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$631	$29	$660	$2,062	$78	$2,140
Revenue recognized over time	294	572	866	879	1,660	2,539
Total	$925	$601	$1,526	$2,941	$1,738	$4,679

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$548	$30	$578	$1,731	$89	$1,820
Revenue recognized over time	277	501	778	826	1,435	2,261
Total	$825	$531	$1,356	$2,557	$1,524	$4,081
Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
At September 30, 2021 and December 31, 2020, accounts receivable, net included $425 million and $361 million, respectively, of unbilled receivables, net related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at September 30, 2021 and December 31, 2020, accounts receivable, net included $128 million and $98 million, respectively, of unbilled receivables, net related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	MIS	MA	Total	MIS	MA	Total
Balance at June 30,	$368	$867	$1,235	$365	$740	$1,105
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(118)	(484)	(602)	(118)	(347)	(465)
Increases due to amounts billable excluding amounts recognized as revenue during the period	85	393	478	83	273	356
Increases due to acquisitions during the period	—	89	89	—	—	—
Effect of exchange rate changes	(2)	(12)	(14)	5	19	24
Total changes in deferred revenue	(35)	(14)	(49)	(30)	(55)	(85)
Balance at September 30,	$333	$853	$1,186	$335	$685	$1,020

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	MIS	MA	Total	MIS	MA	Total
Balance at December 31,	$313	$874	$1,187	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(200)	(814)	(1,014)	(207)	(781)	(988)
Increases due to amounts billable excluding amounts recognized as revenue during the period	224	713	937	219	607	826
Increases due to acquisitions during the period	—	93	93	—	20	20
Effect of exchange rate changes	(4)	(13)	(17)	1	(1)	—
Total changes in deferred revenue	20	(21)	(1)	13	(155)	(142)
Balance at September 30,	$333	$853	$1,186	$335	$685	$1,020
Deferred revenue - current	$247	$852	$1,099	$237	$681	918
Deferred revenue - non-current	$86	$1	$87	$98	$4	102
For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2021 were primarily related to the significant portion of contract renewals that occur during the first quarter of each year and are generally recognized over a one-year period.
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2021 was primarily due to the recognition of annual subscription and maintenance billings from December 2020 and January 2021. For the nine months ended September 30, 2021, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December 2020 billings being partially offset by the impact of the high concentration of January 2021 billings.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $120 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2021 as well as amounts not yet invoiced to customers as of September 30, 2021, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.7 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.

NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation cost	$41	$38	$127	$110
Tax benefit	$8	$8	$29	$22
On September 15, 2021, the Company acquired RMS, which is discussed in more detail in Note 8. As part of the acquisition, certain RMS employees' unvested equity awards (employee stock options and restricted stock) with an acquisition-date fair value of $32 million were converted into equity awards of the Company based on an exchange ratio as defined in the purchase agreement. The portion of the fair value of the replacement awards related to services provided prior to the acquisition was $5 million and was accounted for as consideration transferred (See Note 8). The remaining portion of the replacement awards of $27 million, which is associated with a future service requirement, will be recognized as compensation expense over the remaining vesting period. Moody's has reserved 1.2 million shares of the Company's common stock for issuance under the acquired RMS equity compensation plans.
During the first nine months of 2021, the Company granted 0.2 million employee stock options (including RMS replacement option awards), which had a weighted average grant date fair value of $113.91 per share. The Company also granted 0.6 million shares of restricted stock in the first nine months of 2021 (including RMS replacement restricted stock awards), which had a weighted average grant date fair value of $286.08 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $269.88 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2021 (excluding the aforementioned RMS replacement awards):

Expected dividend yield	0.89%
Expected stock volatility	28%
Risk-free interest rate	0.81%
Expected holding period	5.6 years
Due to the RMS replacement option awards being heavily in-the-money at the acquisition date, the Company utilized a binomial valuation approach to determine the fair value of the options, which approximated the intrinsic value of the replaced awards at the acquisition date.
Unrecognized stock-based compensation expense at September 30, 2021 was $25 million and $211 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 2.5 years, respectively. Additionally, there was $35 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.0 years.

The following tables summarize information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2021	2020
Exercise of stock options:
Proceeds from stock option exercises	$20	$32
Aggregate intrinsic value	$44	$102
Tax benefit realized upon exercise	$11	$24
Number of shares exercised	0.2	0.5
Vesting of restricted stock:
Fair value of shares vested	$193	$195
Tax benefit realized upon vesting	$45	$45
Number of shares vested	0.7	0.8
Vesting of performance-based restricted stock:
Fair value of shares vested	$28	$70
Tax benefit realized upon vesting	$7	$17
Number of shares vested	0.1	0.3

NOTE 5. INCOME TAXES
Moody’s effective tax rate was 23.4% and 22.0% for the three months ended September 30, 2021 and 2020, respectively and 20.2% and 20.0% for the nine months ended September 30, 2021 and 2020. The Company’s year-to-date tax expense differs from the tax computed by applying its estimated annual effective tax rate to the year-to-date pre-tax earnings primarily due to Excess Tax Benefits from stock-based compensation of $29 million and net reductions in UTPs of $66 million related to a settlement and a lapse of a statute of limitations.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had an increase in its UTPs of $85 million ($84 million net of federal tax) during the third quarter of 2021 and an increase in its UTPs of $9 million ($17 million, net of federal tax) during the first nine months of 2021. The increase in both periods included UTPs assumed in the acquisition of RMS. The increase in the year-to-date period was partially offset by a tax settlement and a statute of limitation lapse in the first quarter of 2021. The Company also reversed $40 million in accrued interest in connection with these matters in the first quarter of 2021.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 and 2018 are currently under examination and 2019 through 2020 remain open to examination. The Company’s New York State tax returns for 2017 through 2018 are currently under examination and New York City tax returns for 2014 through 2017 are currently under examination.
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
The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2021	2020
Income taxes paid	$501	$374

NOTE 6. WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Basic	186.0	187.8	186.6	187.6
Dilutive effect of shares issuable under stock-based compensation plans	1.3	1.5	1.4	1.7
Diluted	187.3	189.3	188.0	189.3
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.1	0.3	0.2	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2021 and 2020.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2021
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,004	$—	$1,004	$891	$104	$9
Mutual funds	$50	$8	$58	$—	$—	$58

	As of December 31, 2020
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,430	$—	$1,430	$1,325	$99	$6
Mutual funds	$54	$6	$60	$—	$—	$60
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both September 30, 2021 and December 31, 2020. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 24 months at September 30, 2021 and 13 months to 23 months at December 31, 2020. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of September 30, 2021 and December 31, 2020, the contract value of the COLI was $35 million and $17 million, respectively.

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
RMS
On September 15, 2021, the Company acquired 100% of RMS, a global provider of climate and natural disaster risk modeling and analytics. The cash payment was funded with new debt financing and a combination of U.S. and offshore cash on hand. The acquisition will expand Moody’s insurance data and analytics business and accelerate the development of the Company’s global integrated risk capabilities to address the next generation of risk assessment.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$1,931
Replacement equity compensation awards	5
Total consideration	$1,936

Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Cash		$60
Accounts receivable		38
Other current assets		11
Property and equipment, net		13
Operating lease right-of-use assets		64
Intangible assets:
Customer relationships (23 year useful life)	523
Product technology (7 year useful life)	212
Trade name (9 year useful life)	49
Total intangible assets (18 year weighted average useful life)		784
Goodwill		1,389
Deferred tax assets, net		46
Other assets		92
Liabilities:
Accounts payable and accrued liabilities	(101)
Deferred revenue	(89)
Operating lease liabilities	(68)
Deferred tax liabilities, net	(213)
Uncertain tax positions	(90)
Total liabilities		(561)
Net assets acquired		$1,936
The Company has performed a preliminary valuation analysis of the fair market value of assets and liabilities of the RMS business. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities, including deferred revenue. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets (including estimated useful lives of these assets) as well as goodwill and other changes to assets and liabilities including reserves for UTPs and deferred tax liabilities.
Goodwill
The goodwill recognized as a result of this acquisition includes, among other things, the value of combining the complementary product portfolios of Moody's and RMS, which is expected to extend the Company's reach into new market segments. The goodwill also includes the combined company's ability to accelerate technology innovations into new product adjacencies (leveraging RMS's team of data scientists, modelers and software engineers) as well as combining RMS's products with Moody’s core data and analytics offerings to provide holistic integrated risk solutions.
Goodwill, of which $1,299 million and $90 million has been assigned to the MA and MIS segments, respectively, is not deductible for tax purposes. The amount of goodwill allocated to the MIS segment relates to the integration of certain of RMS's models/processes into the Company's ESG solutions offerings.
Other assets in the table above includes an indemnification asset of $88 million related to uncertain tax positions assumed in the transaction, for which the Company expects to be indemnified by the sellers in the event of an unfavorable outcome.
Transaction costs
Transaction costs directly related to the RMS acquisition were $22 million and were recorded in SG&A expenses in the statement of operations.
Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the nine months ended September 30, 2021 and 2020 as if the acquisition of RMS occurred on January 1, 2020. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2020. The unaudited pro forma information includes amortization of acquired intangible assets, based on the preliminary purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

	Nine Months Ended September 30,
	2021	2020
Pro forma Revenue	$4,910	$4,300
Pro forma Net Income attributable to Moody's	$1,807	$1,342
The unaudited pro forma results do not include any anticipated cost savings or other effects of the planned integration of RMS. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been reported if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future. The RMS results included in the above have been converted to U.S. GAAP from IFRS as issued by the IASB and have been translated to USD at rates in effect for the periods presented. The RMS amounts in the pro forma results include an addition to revenue of approximately $3 million and a reduction to revenue of approximately $21 million relating to a fair value adjustment to deferred revenue required as part of acquisition accounting for the nine months ended September 30, 2021 and 2020, respectively.
The following acquisitions occurred prior to the third quarter 2021 and the Company has not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material. Additionally, the near term impact to the Company’s operations and cash flows is not material.
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
Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$7
Intangible assets:
Database (10 year useful life)	$38
Customer relationships (18 year useful life)	9
Product technology (8 year useful life)	9
Trade name (5 year useful life)	1
Total intangible assets (11 year weighted average useful life)		57
Goodwill(1)		79
Deferred tax assets(1)		16
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(1)
Deferred revenue	(4)
Deferred tax liabilities	(15)
Other liabilities	(2)
Total liabilities		(22)
Net assets acquired		$139
(1) During the third quarter of 2021, the Company received further information, that existed as of the acquisition date, with respect to Cortera’s deferred taxes. Accordingly, the Company recorded a measurement period adjustment of $16 million to its preliminary estimate for deferred tax assets.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2021	As of December 31, 2020	Floating Interest Rate
2012 Senior Notes due 2022	Pay Floating/Receive Fixed	$330	$330	3-month USD LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month USD LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$—	3-month USD LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	$300	$—	3-month USD LIBOR
Total		$1,980	$1,380
Refer to Note 16 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest expense, net		$(53)	$(53)	$(109)	$(153)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$6	$6	$17	$14
Fair value changes on interest rate swaps	Interest expense, net	$(16)	$(7)	$(40)	$53
Fair value changes on hedged debt	Interest expense, net	$16	$7	$40	$(53)

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

September 30, 2021
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,060	2.15%	$1,220	4.45%
Pay Floating/Receive Floating	1,466	Based on 3-month EURIBOR	1,680	Based on 3-month USD LIBOR
Total	€2,526		$2,900

December 31, 2020
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	959	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,038		$2,300
As of September 30, 2021 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2022	€438
2023	€442
2024	€443
2026	€450
2027	€246
2028	€507
Total	€2,526

Forward contracts designated as net investment hedges
The Company also entered into forward contracts to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD and GBP/euro exchange rates. The following table summarizes the notional amounts of the Company's outstanding forward contracts that were designated as net investment hedges:

Notional amount of net investment hedges	September 30, 2021		December 31, 2020
	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€—	$—	€524	$627
Contract to sell GBP for EUR	£—	€—	£134	€148
These forward contracts expired in August 2021.

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

The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
FX forward contracts	$2	$1	$—	$—	$—	$—
Cross currency swaps	44	(98)	—	—	8	10
Long-term debt	26	(46)	—	—	—	—
Total net investment hedges	$72	$(143)	$—	$—	$8	$10
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	1	(1)	(1)	(1)	—	—
Total cash flow hedges	1	(1)	(1)	(1)	—	—
Total	$73	$(144)	$(1)	$(1)	$8	$10

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
FX forward contracts	$18	$1	$1	$—	$—	$—
Cross currency swaps	98	(81)	—	—	27	40
Long-term debt	61	(47)	—	—	—	—
Total net investment hedges	$177	$(127)	$1	$—	$27	$40
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	(51)	(2)	(2)	—	—
Total cash flow hedges	—	(51)	(2)	(2)	—	—
Total	$177	$(178)	$(1)	$(2)	$27	$40

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2021	December 31, 2020
Net investment hedges
Cross currency swaps	$(26)	$(124)
FX forwards	29	12
Long-term debt	(47)	(108)
Total net investment hedges	$(44)	$(220)
Cash flow hedges
Interest rate contracts	$(49)	$(51)
Cross currency swaps	2	2
Total cash flow hedges	(47)	(49)
Total net loss in AOCL	$(91)	$(269)

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through January 2022.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2021			December 31, 2020
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$190		£138	$295		£222
Contracts to sell USD for Japanese yen	$18		¥2,000	$15		¥1,600
Contracts to sell USD for Canadian dollars	$120	C$	150	$107	C$	140
Contracts to sell USD for Singapore dollars	$66	S$	90	$59	S$	79
Contracts to sell USD for euros	$282		€240	$447		€376
Contracts to sell Euros for GBP	€—		£—	€135		£121
Contracts to sell USD for Russian ruble	$13	₽	1,000	$13	₽	1,000
Contracts to sell USD for Indian rupee	$18	₹	1,350	$18	₹	1,350
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian ruble, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign exchange forwards	Other non-operating income, net	$(18)	$36	$(25)	$1
Foreign exchange forwards relating to RMS acquisition(1)	Other non-operating income, net	$(13)	$—	$(13)	$—
(1) The Company entered into a forward contract to sell $1,675 million for €1,200 to hedge a portion of the GBP denominated RMS purchase price. The contract was terminated on September 14, 2021 and resulted in a $13 million loss.

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other current assets	$2	$—
Cross-currency swaps designated as net investment hedges	Other assets	26	—
Interest rate swaps designated as fair value hedges	Other current assets	8	—
Interest rate swaps designated as fair value hedges	Other assets	23	57
Total derivatives designated as accounting hedges		59	57

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	31
Total assets		$59	$88
Liabilities:
Derivatives designated as accounting hedges:
FX forwards designated as net investment hedges	Accounts payable and accrued liabilities	$—	$16
Cross-currency swaps designated as net investment hedges	Accounts payable and accrued liabilities	7	23
Cross-currency swaps designated as net investment hedges	Other liabilities	32	144
Interest rate swaps designated as fair value hedges	Other liabilities	14	1
Total derivatives designated as accounting hedges		53	184
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,448	1,530
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	10	2
Total liabilities		$1,511	$1,716

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (1)	90	—	90	1,388	—	1,388	1,478	—	1,478
Foreign currency translation adjustments	(5)	—	(5)	(131)	—	(131)	(136)	—	(136)
Ending balance	$396	$—	$396	$5,514	$(12)	$5,502	$5,910	$(12)	$5,898

	Year Ended December 31, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (2)	(2)	—	(2)	628	—	628	626	—	626
Foreign currency translation adjustments	(2)	—	(2)	210	—	210	208	—	208
Ending balance	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
(1) The 2021 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of Cortera and RMS. The 2021 additions/adjustments for the MIS segment relate to certain revenue synergies from the RMS acquisition that are expected to benefit the ESG solutions group within the MIS Other LOB.
(2) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisitions of RDC, AM, ZMFS, and Catylist.

Acquired intangible assets and related amortization consisted of:

	September 30, 2021	December 31, 2020
Customer relationships	$2,108	$1,623
Accumulated amortization	(360)	(313)
Net customer relationships	1,748	1,310
Software/product technology	654	441
Accumulated amortization	(203)	(177)
Net software/product technology	451	264
Database	180	144
Accumulated amortization	(42)	(29)
Net database	138	115
Trade names	207	161
Accumulated amortization	(44)	(38)
Net trade names	163	123
Other (1)	54	55
Accumulated amortization	(44)	(43)
Net other	10	12
Total acquired intangible assets, net	$2,510	$1,824
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$37	$31	$108	$90
Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2021 (After September 30,)	$49
2022	194
2023	191
2024	187
2025	182
Thereafter	1,707
Total estimated future amortization	$2,510
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

NOTE 11. RESTRUCTURING
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 Real Estate Rationalization Restructuring Program”) primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases. The exit from certain leased office space began in the third quarter of 2020 and was substantially completed at December 31, 2020. The 2020 Restructuring Program primarily reflects non-cash charges related to the impairment of operating lease right-of-use assets and leasehold improvements. The 2020 Restructuring Program is expected to result in an estimated annualized savings of approximately $5 to $6 million a year.
On December 22, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 MA Strategic Reorganization Restructuring Program”) that the Company estimates will result in annualized savings of $20 million per year. This program relates to a strategic reorganization in the MA reportable segment consisting of severance and related costs primarily determined under the Company’s existing severance plans. The 2020 MA Strategic Reorganization Restructuring Program resulted in a total of $20 million in pre-tax charges and was substantially complete at June 30, 2021. Cash outlays associated with this program are expected to be $20 million, which will be paid through 2022.

Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2018 Restructuring Program	$—	$—	$—	$(3)
2020 Real Estate Rationalization Restructuring Program	—	23	—	23
2020 MA Strategic Reorganization Restructuring Program	—	—	2	—
Total Restructuring	$—	$23	$2	$20
Changes to the restructuring liability for the aforementioned restructuring program during the first nine months of 2021 were as follows:

Employee Termination Costs
Balance as of December 31, 2020	$18
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	2
Cash payments and adjustments	(12)
Balance as of September 30, 2021	$8

Cumulative expense incurred to date
2020 Real Estate Rationalization Restructuring Program	$36
2020 MA Strategic Reorganization Restructuring Program	$20

NOTE 12. FAIR VALUE
The table below presents information about items that are carried at fair value at September 30, 2021 and December 31, 2020:

	Fair value Measurement as of September 30, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$59	$—	$59
Mutual funds	58	58	—
Total	$117	$58	$59
Liabilities:
Derivatives (1)	$63	$—	$63
Total	$63	$—	$63

	Fair value Measurement as of December 31, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$88	$—	$88
Mutual funds	60	60	—
Total	$148	$60	$88
Liabilities:
Derivatives (1)	$186	$—	$186
Total	$186	$—	$186
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

NOTE 13. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION

The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2021	December 31, 2020
Other current assets:
Prepaid taxes	$81	$94
Prepaid expenses	98	91
Capitalized costs to obtain and fulfill sales contracts	89	93
Foreign exchange forwards on certain assets and liabilities	—	31
Derivative instruments designated as accounting hedges	10	—
Other	45	74
Total other current assets	$323	$383
Other assets:
Investments in non-consolidated affiliates	$149	$135
Deposits for real-estate leases	15	19
Indemnification assets related to acquisitions	103	15
Mutual funds and fixed deposits	67	66
Company owned life insurance (at contract value)	35	17
Costs to obtain sales contracts	137	134
Derivative instruments designated as accounting hedges	49	57
Pension and other retirement employee benefits	19	21
Other	62	51
Total other assets	$636	$515
Accounts payable and accrued liabilities:
Salaries and benefits	$196	$197
Incentive compensation	248	226
Customer credits, advanced payments and advanced billings	96	42
Dividends	5	11
Professional service fees	68	53
Interest accrued on debt	46	82
Accounts payable	30	39
Income taxes	201	128
Pension and other retirement employee benefits	46	45
Accrued royalties	19	19
Foreign exchange forwards on certain assets and liabilities	10	2
Restructuring liability	8	18
Derivative instruments designated as accounting hedges	7	39
Other	104	138
Total accounts payable and accrued liabilities	$1,084	$1,039

	September 30, 2021	December 31, 2020
Other liabilities:
Pension and other retirement employee benefits	$204	$244
Interest accrued on UTPs	82	113
MAKS indemnification provisions	33	33
Income tax liability - non-current portion	18	18
Derivative instruments designated as accounting hedges	46	145
Other	37	37
Total other liabilities	$420	$590
Loss pursuant to the Divestiture of MAKS:
The $9 million loss during the nine months ended September 30, 2020 relates to customary post-closing completion adjustments pursuant to the fourth quarter 2019 divestiture of MAKS.
Other Non-Operating Income (Expense):
The following table summarizes the components of other non-operating income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FX gain (loss)	$(2)	$2	$(2)	$7
Purchase price hedge loss(1)	(13)	—	(13)	—
Net periodic pension costs - other components	4	3	5	10
Income from investments in non-consolidated affiliates	6	4	15	4
Other	1	1	13	17
Total	$(4)	$10	$18	$38
(1) The amounts for the three and nine months ended September 30, 2021 represent a loss on a forward contract used to hedge a portion of the GBP denominated RMS purchase price.

NOTE 14. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended September 30,		Location in the consolidated statements of operations
Losses on cash flow hedges	2021	2020
Interest rate contract	$(1)	$—	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2)	(2)	Other non-operating income, net
Settlement charge	(1)	—	Other non-operating income, net
Total before income taxes	(3)	(2)
Income tax effect of items above	1	—	Provision for income taxes
Total pension and other retirement benefits	(2)	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(3)	$(2)

	Nine Months Ended September 30,		Location in the consolidated statements of operations
Losses on cash flow hedges	2021	2020
Interest rate contract	$(2)	$(1)	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(2)	(1)
Gains on net investment hedges
FX forwards	2	—	Other non-operating income, net
Income tax effect of item above	(1)	—	Provision for income taxes
Total net gains on net investment hedges	1	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(8)	(5)	Other non-operating income, net
Settlement charge	(8)	—	Other non-operating income, net
Total before income taxes	(16)	(5)
Income tax effect of items above	4	1	Provision for income taxes
Total pension and other retirement benefits	(12)	(4)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(13)	$(5)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended September 30,
	2021					2020
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance June 30,	$(108)	$(48)	$(152)	$(117)	$(425)	$(84)	$(49)	$(479)	$70	$(542)
Other comprehensive income/(loss) before reclassifications	3	—	(116)	73	(40)	(7)	—	186	(143)	36
Amounts reclassified from AOCL	2	1	—	—	3	2	—	—	—	2
Other comprehensive income/(loss)	5	1	(116)	73	(37)	(5)	—	186	(143)	38
Balance September 30,	$(103)	$(47)	$(268)	$(44)	$(462)	$(89)	$(49)	$(293)	$(73)	$(504)

	Nine Months Ended September 30,
	2021					2020
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31,	$(118)	$(49)	$(45)	$(220)	$(432)	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	3	—	(223)	177	(43)	(1)	(50)	108	(127)	(70)
Amounts reclassified from AOCL	12	2	—	(1)	13	4	1	—	—	5
Other comprehensive income/(loss)	15	2	(223)	176	(30)	3	(49)	108	(127)	(65)
Balance September 30,	$(103)	$(47)	$(268)	$(44)	$(462)	$(89)	$(49)	$(293)	$(73)	$(504)

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
The components of net periodic benefit expense related to the Retirement Plans and Other Retirement Plans are as follows:

	Three Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Components of net periodic expense
Service cost	$4	$5	$1	$—
Interest cost	4	4	—	1
Expected return on plan assets	(7)	(5)	—	—
Amortization of net actuarial loss from earlier periods	3	2	—	—
Loss on settlement of pension obligation	1	—	—	—
Net periodic expense	$5	$6	$1	$1

	Nine Months Ended September 30,
	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Components of net periodic expense
Service cost	$14	$13	$3	$2
Interest cost	11	13	1	1
Expected return on plan assets	(20)	(15)	—	—
Amortization of net actuarial loss from earlier periods	8	5	—	—
Loss on settlement of pension obligation	8	—	—	—
Net periodic expense	$21	$16	$4	$3
The Company made contributions of $46 million related to its unfunded U.S. DBPPs during the nine months ended September 30, 2021. Anticipated contributions for the remainder of 2021 are not expected to be material.

NOTE 16. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2021
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$7	$—	$—	$507
4.875% 2013 Senior Notes, due 2024	500	(5)	(1)	(1)	493
5.25% 2014 Senior Notes, due 2044	600	(4)	3	(5)	594
1.75% 2015 Senior Notes, due 2027	579	—	—	(2)	577
2.625% 2017 Senior Notes, due 2023	500	8	—	(1)	507
3.25% 2017 Senior Notes, due 2028	500	15	(3)	(3)	509
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(2)	396
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	869	—	(2)	(5)	862
3.75% 2020 Senior Notes, due 2025	700	(5)	(1)	(4)	690
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Note, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Note, due 2041	600	—	(14)	(6)	580
Total debt	$7,548	$16	$(42)	$(46)	$7,476
Current portion					(507)
Total long-term debt					$6,969

December 31, 2020
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.50% 2012 Senior Notes, due 2022	$500	$14	$(1)	$(1)	$512
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes, due 2027	612	—	—	(2)	610
2.625% 2017 Senior Notes, due 2023	500	12	—	(2)	510
3.25% 2017 Senior Notes, due 2028	500	31	(4)	(3)	524
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	918	—	(3)	(6)	909
3.75% 2020 Senior Notes, due 2025	700	(1)	(1)	(5)	693
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,430	$56	$(24)	$(40)	$6,422
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable

In the third quarter of 2021, the Company issued the 2021 Senior Notes, due 2031 and the 2021 Senior Notes due 2041. The key terms of these debt issuances are set forth in the table above.
At September 30, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2021, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2012 Senior Notes due 2022	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	2021 Senior Notes due 2031	2021 Senior Notes due 2041	Total
2021 (After September 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2022	500	—	—	—	—	—	—	—	—	—	—	—	—	—	$500
2023	—	—	—	—	500	—	—	—	—	—	—	—	—	—	$500
2024	—	500	—	—	—	—	—	—	—	—	—	—	—	—	$500
2025	—	—	—	—	—	—	—	—	—	700	—	—	—	—	$700
Thereafter	—	—	600	579	—	500	400	400	869	—	300	500	600	600	$5,348
Total	$500	$500	$600	$579	$500	$500	$400	$400	$869	$700	$300	$500	$600	$600	$7,548
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income	$3	$2	$7	$9
Expense on borrowings	(47)	(42)	(129)	(121)
Income (expense) on UTPs and other tax related liabilities(2)	(5)	(9)	25	(27)
Net periodic pension costs - interest component	(4)	(4)	(12)	(14)
Interest expense, net	$(53)	$(53)	$(109)	$(153)
Interest paid(1)	$53	$47	$139	$119
(1) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 9.
(2) Income (expense) on UTPs and other tax related liabilities for the nine months ended September 30, 2021 includes a $40 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.

The fair value and carrying value of the Company’s debt as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$507	$515	$512	$530
4.875% 2013 Senior Notes, due 2024	493	545	498	562
5.25% 2014 Senior Notes, due 2044	594	808	598	828
1.75% 2015 Senior Notes, due 2027	577	629	610	674
2.625% 2017 Senior Notes, due 2023	507	514	510	522
3.25% 2017 Senior Notes, due 2028	509	544	524	561
4.25% 2018 Senior Notes, due 2029	396	460	394	480
4.875% 2018 Senior Notes, due 2048	390	526	390	544
0.950% 2019 Senior Notes, due 2030	862	898	909	974
3.75% 2020 Senior Notes, due 2025	690	761	693	785
3.25% 2020 Senior Notes, due 2050	293	309	293	329
2.55% 2020 Senior Notes, due 2060	491	437	491	467
2.00% 2021 Senior Note, due 2031	587	588	—	—
2.75% 2021 Senior Note, due 2041	580	584	—	—
Total	$7,476	$8,118	$6,422	$7,256
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost	$24	$24	$71	$72
Sublease income	(2)	(1)	(4)	(3)
Variable lease cost	5	4	15	14
Total lease cost	$27	$27	$82	$83

The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$27	$27	$83	$80
Right-of-use assets obtained in exchange for new operating lease liabilities	$117	$7	$123	$26

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term	5.9 years	6.3 years
Weighted-average discount rate applied to operating leases	3.1%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2021:

Year Ending December 31,	Operating Leases
2021 (After September 30)	$30
2022	119
2023	115
2024	105
2025	90
After 2025	167
Total lease payments (undiscounted)	626
Less: Interest	53
Present value of lease liabilities:	$573
Lease liabilities - current	$103
Lease liabilities - noncurrent	$470

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

	Three Months Ended September 30,
	2021				2020
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$967	$603	$(44)	$1,526	$863	$532	$(39)	$1,356
Total Expenses	404	490	(44)	850	339	414	(39)	714
Operating income	563	113	—	676	524	118	—	642
Add:
Depreciation and amortization	17	44	—	61	17	39	—	56
Restructuring	—	—	—	—	13	10	—	23
Adjusted Operating Income	$580	$157	$—	$737	$554	$167	$—	$721

	Nine Months Ended September 30,
	2021				2020
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$3,065	$1,744	$(130)	$4,679	$2,667	$1,529	$(115)	$4,081
Total Expenses	1,132	1,347	(130)	2,349	1,051	1,201	(115)	2,137
Operating income	1,933	397	—	2,330	1,616	328	—	1,944
Add:
Depreciation and amortization	53	127	—	180	52	111	—	163
Restructuring	—	2	—	2	12	8	—	20
Loss pursuant to the divestiture of MAKS	—	—	—	—	—	9	—	9
Adjusted Operating Income	$1,986	$526	$—	$2,512	$1,680	$456	$—	$2,136
Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$844	$729	$2,560	$2,280
Non-U.S.:
EMEA	439	401	1,398	1,137
Asia-Pacific	149	156	460	436
Americas	94	70	261	228
Total Non-U.S.	682	627	2,119	1,801
Total	$1,526	$1,356	$4,679	$4,081

NOTE 20. SUBSEQUENT EVENTS
On October 26, 2021, the Board approved the declaration of a quarterly dividend of $0.62 per share of Moody’s common stock, payable on December 14, 2021 to shareholders of record at the close of business on November 23, 2021.
On October 13, 2021, Moody's completed a minority investment in BitSight, a cybersecurity ratings company. The consideration transferred by Moody's for this investment comprised $250 million in cash and the contribution of Moody's minority interest in VisibleRisk, a cybersecurity risk ratings joint venture. Moody's expects to recognize an approximate $30 to $40 million non-cash gain in the fourth quarter of 2021 relating to the exchange of its minority investment in VisibleRisk for shares of BitSight.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 85 for a discussion of uncertainties, risks and other factors associated with these statements.
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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2020, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates other than the update below relating to the results of the Company's reorganization of its MA reporting units completed in the second quarter of 2021 and annual impairment assessment as of July 31, 2021.
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
The Company performed qualitative assessments of the reporting units impacted by the reorganization immediately before and after the reorganization became effective. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount
Subsequent to the aforementioned reorganization of the MA reporting units, the Company now has four reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and two reporting units within MA consisting of businesses that offer: i) data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions.
The RMS business was acquired on September 15, 2021 and $1,279 million of goodwill was assigned to the MA reporting unit consisting of risk-management software, workflow and CRE solutions, $90 million assigned to the MIS reporting unit, and $20 million was assigned to the MA reporting unit consisting of businesses offering data and data-driven analytical solutions. As the acquisition of RMS was completed shortly after the Company's annual impairment assessment date of July 31, 2021, goodwill acquired in this transaction was not subject to the Company's impairment assessment described below.
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
At July 31, 2021, the Company performed quantitative assessments for each of the four reporting units. These quantitative assessments were performed to provide new baseline valuations under the aforementioned new reporting unit structure. These quantitative assessments resulted in fair values that significantly exceeded carrying value for all reporting units. Accordingly, at the date of the filing of this quarterly report on Form 10-Q, the Company does not believe that any of its reporting units are at risk for impairment.
Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, which are more fully described below. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.
Other assets and liabilities, including applicable corporate assets, are allocated to the extent they are related to the operation of respective reporting units.

Matters concerning the ICRA reporting unit:
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
Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of at July 31, 2021. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization. The fair value of each reporting unit, excluding ICRA, was estimated using a discounted cash flow methodology and comparable public company and precedent transaction multiples. The discounted cash flow analysis requires significant estimates, including projections of future operating results and cash flows of each reporting unit that are based on internal budgets and strategic plans, expected long-term growth rates, terminal values, weighted average cost of capital and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each reporting unit, that could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Moody’s allocates newly acquired goodwill to reporting units based on the reporting unit expected to benefit from the acquisition.
The sensitivity analysis on the future cash flows and WACC assumptions described below. These key assumptions utilized in the discounted cash flow valuation methodology require significant management judgment:
•Future cash flow assumptions - The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating budget and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment test were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on new customer acquisition and new products. Beyond five years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For each reporting unit analyzed, a 10% reduction in the revenue growth rates used would not have resulted in its carrying value exceeding its estimated fair value.
•WACC - The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.0% to 8.5% as of July 31, 2021. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2021 for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would not result in the carrying value of the reporting unit exceeding its fair value.
Reportable Segments
The Company is organized into two reportable segments at September 30, 2021: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 19 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Regulatory DataCorp on February 13, 2020;
–Acquire Media on October 21, 2020;
–ZM Financial Systems on December 7, 2020;
–Catylist on December 30, 2020;
–Cortera on March 19, 2021; and
–RMS on September 15, 2021.
Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition/divestiture activity.

Three months ended September 30, 2021 compared with three months ended September 30, 2020
Executive Summary
–The following table provides an executive summary of key operating results for the quarter ended September 30, 2021. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2021	2020	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,526	$1,356	13%	— reflects strong growth in both segments.
MIS External Revenue	$925	$825	12%
— strong growth in U.S. bank loan issuance as issuers continued to take advantage of favorable market conditions to refinance existing debt and fund M&A activity; and
— strength in CLO refinancing activity coupled with growth in CMBS activity reflecting continued low credit spreads for these asset classes;
 partially offset by:
— declines in investment-grade and high-yield bond issuance volumes compared to a strong prior year period

MA External Revenue	$601	$531	13%
— strong growth in KYC and compliance solutions, as well as research and data feeds;
— ongoing recurring revenue growth in ERS from subscription-based sales to banking, insurance and asset management customers; and
— inorganic growth from acquisitions; partially offset by:
— a decline in ERS transaction-based revenue reflecting MA's strategic shift to higher margin SaaS-based products which produce recurring revenue

Total operating and SG&A expenses	$789	$635	(24%)
— inorganic expense growth from acquisitions including $22 million in RMS acquisition-related costs;
— higher incentive compensation accruals aligned with operating performance; and
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency

Total non-operating (expense) income, net	$(57)	$(43)	(33%)	— includes a $13 million loss on a forward contract used to hedge a portion of the GBP-denominated RMS purchase price.
Operating Margin	44.3%	47.3%	(300BPS)	— margins were suppressed by acquisition-related costs relating to the acquisition of RMS and additional incentive compensation accruals in the third quarter of 2021
Adjusted Operating Margin	48.3%	53.2%	(490BPS)
ETR	23.4%	22.0%	140BPS	— increase primarily due to a deferred tax benefit in 2020 resulting from a non-U.S. corporate reorganization
Diluted EPS	$2.53	$2.47	2%	— generally in line with the prior year as strong underlying operating performance was offset by acquisition-related costs and higher incentive compensation accruals
Adjusted Diluted EPS	$2.69	$2.69	—%

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
United States	$844	$729	16%
Non-U.S.:
EMEA	439	401	9%
Asia-Pacific	149	156	(4%)
Americas	94	70	34%
Total Non-U.S.	682	627	9%
Total	1,526	1,356	13%
Expenses:
Operating	394	364	(8%)
SG&A	395	271	(46%)
Depreciation and amortization	61	56	(9%)
Restructuring	—	23	NM
Total	850	714	(19%)
Operating income	$676	$642	5%
Adjusted Operating Income (1)	$737	$721	2%
Interest expense, net	$(53)	$(53)	—%
Other non-operating income, net	(4)	10	(140%)
Non-operating (expense) income, net	$(57)	$(43)	(33%)

Net income attributable to Moody's	$474	$467	1%
Diluted weighted average shares outstanding	187.3	189.3	1%
Diluted EPS attributable to Moody's common shareholders	$2.53	$2.47	2%
Adjusted Diluted EPS (1)	$2.69	$2.69	—%
Operating margin	44.3%	47.3%
Adjusted Operating Margin(1)	48.3%	53.2%
Effective tax rate	23.4%	22.0%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	September 30,		Change
	2021	2020	%
MIS
U.S.	1,412	1,529	(8%)
Non-U.S.	3,650	3,537	3%
Total	5,062	5,066	—%
MA
U.S.	2,579	1,848	40%
Non-U.S.	3,691	3,045	21%
Total	6,270	4,893	28%
MSS
U.S.	733	710	3%
Non-U.S.	958	728	32%
Total	1,691	1,438	18%
Total MCO
U.S.	4,724	4,087	16%
Non-U.S.	8,299	7,310	14%
Total	13,023	11,397	14%
Moody’s global staffing increased by approximately 1,400 employees mainly due to acquisitions completed subsequent to September 30, 2020.

GLOBAL REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

Global revenue ⇑ $170 million	U.S. Revenue ⇑ $115 million	Non-U.S. Revenue ⇑ $55 million
The increase in global revenue reflected growth across most regions for both MIS and MA. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Operating Expense ⇑ $30 million	SG&A Expense ⇑ $124 million
---------- ---------

Compensation expenses increased $21 million reflecting:	Compensation expenses increased $41 million reflecting:
— higher incentive compensation accruals aligned with actual/projected financial and operating performance;	— higher incentive compensation accruals aligned with actual/projected financial and operating performance;
— hiring and salary increases, including inorganic growth of acquisitions; and	— hiring and salary increases, including inorganic growth of acquisitions; and
— unfavorable changes in FX translation rates	— unfavorable changes in FX translation rates

Non-compensation expenses increased $9 million reflecting:	Non-compensation expenses increased $83 million reflecting:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and	— operating and transaction-related costs associated with recent acquisitions, most notably $22 million in RMS acquisition-related costs;
— inorganic growth from acquisitions; partially offset by:	— lower legal accruals in 2020;
— ongoing disciplined cost management	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency;

— an increase in charitable contributions via the Moody's Foundation; and
— inorganic growth from acquisitions; partially offset by:
— ongoing disciplined cost management

Operating margin 44.3%, down 300 BPS	Adjusted Operating Margin 48.3%, down 490 BPS
Overall, margins were suppressed by acquisition-related costs relating to the acquisition of RMS and additional incentive compensation accruals in the third quarter of 2021 which are aligned with strong actual/forecasted underlying operating performance.

Interest Expense, net was in line with prior year	Other non-operating income ⇓ $14 million

Decrease in income is primarily due to:
— a $13 million loss on a forward contract used to hedge a portion of the GBP-denominated RMS purchase price.

ETR ⇑ 140 BPS
The increase in the ETR is primarily due to a deferred tax benefit in the prior year resulting from a non-U.S. corporate reorganization.

Diluted EPS ⇑ $0.06	Adjusted Diluted EPS was flat compared to prior year

Diluted EPS was up modestly and Adjusted Diluted EPS was in line with prior year reflecting strong underlying operating performance being offset by acquisition-related costs and higher incentive compensation accruals. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Corporate finance (CFG)	$488	$461	6%
Financial institutions (FIG)	153	134	14%
Public, project and infrastructure finance (PPIF)	130	133	(2%)
Structured finance (SFG)	143	88	63%
Total ratings revenue	914	816	12%
MIS Other	11	9	22%
Total external revenue	925	825	12%
Intersegment revenue	42	38	11%
Total MIS revenue	967	863	12%
Expenses:
Operating and SG&A (external)	385	308	(25%)
Operating and SG&A (intersegment)	2	1	(100%)
Depreciation and amortization	17	17	—%
Restructuring	—	13	(100%)
Total expense	404	339	(19%)
Operating Income	$563	$524	7%
Depreciation and amortization	17	17	—%
Restructuring	—	13	(100%)
Adjusted Operating Income	$580	$554	5%

Operating margin	58.2%	60.7%
Adjusted Operating Margin	60.0%	64.2%

MOODY'S INVESTORS SERVICE REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $100 million	U.S. Revenue ⇑ $74 million	Non-U.S. Revenue ⇑ $26 million

–The increase in global MIS revenue mainly reflected growth in both CFG and SFG revenue in the U.S. and EMEA.
–Transaction revenue grew $83 million compared to the same period in the prior year.

CFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $27 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $4 million
Global CFG revenue for the three months ended September 30, 2021 and 2020 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 6% reflected growth in both U.S. (7%) and internationally (3%).
Transaction revenue increased $19 million compared to the same period in the prior year.
The most notable drivers of the change compared to 2020 were:
–increases in U.S. bank loan activity driven by opportunistic refinancing activity and increased M&A activity;
partially offset by:
–declines in investment-grade rated issuance volumes across most regions, most notably in the U.S., compared to very strong issuance in the prior year period when large corporate issuers opportunistically bolstered their liquidity positions in light of uncertainties surrounding the COVID-19 crisis.
FIG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $19 million	U.S. Revenue ⇑ $12 million	Non-U.S. Revenue ⇑ $7 million
Global FIG revenue for the three months ended September 30, 2021 and 2020 was comprised as follows:

The increase in FIG revenue of 14% reflected growth in both U.S. (20%) and internationally (9%).
Transaction revenue increased $16 million compared to the third quarter of 2020.
The most notable driver of the 14% increase in FIG revenue was higher banking and insurance revenue in the U.S. as a result of banks and insurers opportunistically securing financing at continued low rates.

PPIF REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $3 million	U.S. Revenue ⇓ $6 million	Non-U.S. Revenue ⇑ $3 million
Global PPIF revenue for the three months ended September 30, 2021 and 2020 was comprised as follows:
Transaction revenue decreased $4 million compared to the third quarter of 2020.
The modest decline in PPIF revenue of 2% reflected a decrease in the U.S. (7%) partially offset by growth internationally (6%).
The decrease in revenue was mainly a result of:
–a strong prior year comparative period in sovereign and U.S. public finance where issuers were bolstering their balance sheets in response to uncertainties relating to the COVID-19 crisis; and
–federal funding to U.S. public finance issuers related to the COVID-19 crisis leading to a decline in issuance activity.

SFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $55 million	U.S. Revenue ⇑ $44 million	Non-U.S. Revenue ⇑ $11 million
Global SFG revenue for the three months ended September 30, 2021 and 2020 was comprised as follows:
The 63% increase in SFG revenue reflected growth both in the U.S. (81%) and internationally (32%).
Transaction revenue increased $52 million compared to the third quarter of 2020.
The most notable drivers of the growth in SFG revenue were:
–higher CLO refinancing and securitization activity in the U.S. and EMEA as market conditions remain favorable for this asset class coupled with strength in bank loan issuance, which has resulted in higher collateral supply;
–an increase in U.S. CMBS activity, mainly from CRE-CLO transactions, as issuers continued to take advantage of favorable market conditions; and
–growth in U.S. RMBS revenue resulting from higher collateral supply (notably agency eligible loans in the private market).

MIS: Operating and SG&A Expense ⇑ $77 million

The growth is primarily due to higher compensation costs of $34 million and higher non-compensation costs of $43 million with most notable drivers reflecting:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— higher incentive compensation accruals aligned with actual/projected financial and operating performance.	— lower legal accruals in 2020;
— an increase in charitable contributions via the Moody's Foundation; and
— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth.

MIS: Operating Margin 58.2% ⇓ 250 BPS	Adjusted Operating Margin 60.0% ⇓ 420 BPS
MIS operating margin and Adjusted Operating Margin both declined reflecting growth in operating and SG&A expenses outpacing MIS's strong revenue growth of 12%.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Research, data and analytics (RD&A)	$445	$386	15%
Enterprise risk solutions (ERS)	156	145	8%
Total external revenue	601	531	13%
Intersegment revenue	2	1	100%
Total MA revenue	603	532	13%
Expenses:
Operating and SG&A (external)	404	327	(24%)
Operating and SG&A (intersegment)	42	38	(11%)
Depreciation and amortization	44	39	(13%)
Restructuring	—	10	NM
Total expense	490	414	(18%)
Operating income	$113	$118	(4%)
Depreciation and amortization	44	39	(13%)
Restructuring	—	10	NM
Adjusted Operating Income	$157	$167	(6%)

Operating margin	18.7%	22.2%
Adjusted Operating Margin	26.0%	31.4%

MOODY'S ANALYTICS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $70 million	U.S. Revenue ⇑ $41 million	Non-U.S. Revenue ⇑ $29 million
The 13% increase in global MA revenue reflects growth both in the U.S. and internationally in both LOBs and includes revenue from the acquisitions of AM, ZMFS, Catylist, Cortera and RMS.
–Organic revenue growth (1) was 8%.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

RD&A REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

RD&A: Global revenue ⇑ $59 million	U.S. Revenue ⇑ $36 million	Non-U.S. Revenue ⇑ $23 million
Global RD&A revenue grew 15% compared to the third quarter of 2020 with the most notable drivers of the change reflecting:
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
–strong renewals and new sales related to credit research and data feeds; and
–inorganic revenue growth from the acquisitions of AM, Catylist, and Cortera.
Organic revenue growth for RD&A was 12%.

ERS REVENUE
2021-----------------------------------------------------------------------------------2020
_____________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $11 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $6 million
Global ERS revenue increased 8% compared to the third quarter of 2020 mainly driven by:
–growth in organic recurring revenue of 13%, most notably for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts and demand from asset managers for risk management solutions;
–inorganic revenue growth from the acquisitions of ZMFS and RMS;
partially offset by:
–lower non-recurring software revenue and services due to a de-emphasizing of these lower margin offerings.
Organic revenue for ERS decreased 2% reflecting the aforementioned decline in non-recurring software revenue being partially offset by strong growth in recurring revenue.

MA: Operating and SG&A Expense ⇑ $77 million
The increase in operating and SG&A expenses compared to the third quarter of 2020 reflected growth in compensation costs of $27 million and in non-compensation costs of $50 million. The most notable drivers of these increases were:

Compensation costs	Non-compensation costs
— higher incentive compensation accruals aligned with actual/projected financial and operating performance; and	— higher costs to support the Company's initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;

— salary increases and inorganic expense growth from acquisitions.	— operating and transaction-related costs associated with recent acquisitions, most notably $22 million in RMS acquisition-related costs; and
— an increase in charitable contributions via the Moody's Foundation

MA: Operating Margin 18.7% ⇓ 350 BPS	Adjusted Operating Margin 26.0% ⇓ 540 BPS
The operating margin and Adjusted Operating Margin contraction for MA both reflect the expense growth (including the RMS acquisition-related costs) outpacing revenue growth of 13%.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020
Executive Summary

–The following table provides an executive summary of key operating results for the nine months ended September 30, 2021. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2021	2020	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$4,679	$4,081	15%	— reflects strong growth in both segments
MIS External Revenue	$2,941	$2,557	15%	— strong growth mainly driven by leveraged finance issuance as issuers refinanced existing debt and funded M&A activity;
— increased CLO and CMBS activity amid favorable market conditions; and
— favorable changes in FX translation rates

MA External Revenue	$1,738	$1,524	14%
— strong growth in KYC and compliance solutions, as well as research and data feeds;
— inorganic growth from acquisitions;
— ongoing recurring revenue growth in ERS from subscription-based sales to banking, insurance and asset management customers; and
— favorable changes in FX translation rates; partially offset by:
— a decline in ERS transaction-based revenue reflecting MA's strategic shift to higher margin SaaS-based products which produce recurring revenue

Total operating and SG&A expenses	$2,167	$1,945	(11%)
— higher incentive and stock-based compensation aligned with operating performance;
— unfavorable changes in FX translation rates;
— inorganic expense growth from acquisitions including $22 million in acquisition-related costs for RMS;
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; partially offset by
— cost savings resulting from the COVID-19 crisis and disciplined expense management

Total non-operating (expense) income, net	$(91)	$(115)	21%
— a $40 million benefit related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions; partially offset by
— a $13 million loss on a forward contract used to hedge a portion of the GBP denominated RMS purchase price.

Operating Margin	49.8%	47.6%	220 BPS	— margin expansion reflects strong revenue growth outpacing operating expense growth
Adjusted Operating Margin	53.7%	52.3%	140 BPS
ETR	20.2%	20.0%	20BPS	— higher benefits of approximately $40 million from the resolution of UTPs in 2021; offset by — lower Excess Tax Benefits in 2021
Diluted EPS	$9.51	$7.73	23%	— increase reflects strong operating income/Adjusted Operating Income growth as described above and includes $0.48/share and $0.13/share in benefits related to the resolution of uncertain tax positions in 2021 and 2020, respectively.
Adjusted Diluted EPS	$9.96	$8.24	21%

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
United States	$2,560	$2,280	12%
Non-U.S.:
EMEA	1,398	1,137	23%
Asia-Pacific	460	436	6%
Americas	261	228	14%
Total Non-U.S.	2,119	1,801	18%
Total	4,679	4,081	15%
Expenses:
Operating	1,152	1,066	(8%)
SG&A	1,015	879	(15%)
Depreciation and amortization	180	163	(10%)
Restructuring	2	20	(90%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Total	2,349	2,137	(10%)
Operating income	2,330	1,944	20%
Adjusted Operating Income (1)	2,512	2,136	18%
Interest expense, net	(109)	(153)	29%
Other non-operating income, net	18	38	(53%)
Non-operating (expense) income, net	(91)	(115)	21%

Net income attributable to Moody’s	$1,787	$1,464	22%
Diluted weighted average shares outstanding	188.0	189.3	1%
Diluted EPS attributable to Moody’s common shareholders	$9.51	$7.73	23%
Adjusted Diluted EPS (1)	$9.96	$8.24	21%
Operating margin	49.8%	47.6%
Adjusted Operating Margin (1)	53.7%	52.3%
Effective tax rate	20.2%	20.0%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.
GLOBAL REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

Global revenue ⇑ $598 million	U.S. Revenue ⇑ $280 million	Non-U.S. Revenue ⇑ $318 million
The increase in global revenue reflected growth in both reportable segments both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation favorably impacted global revenue by two percent.

Operating Expense ⇑ $86 million	SG&A Expense ⇑ $136 million
-------------------------------------

Compensation expenses increased $70 million and reflected:	Compensation expenses increased $90 million reflecting:
— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance;	— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance;
— hiring and salary increases;	— hiring and salary increases;
— inorganic growth from acquisitions; and	— inorganic growth from acquisitions; and
— unfavorable changes in FX translation rates	— unfavorable changes in FX translation rates

Non-compensation expenses increased $16 million reflecting:	Non-compensation expenses increased $46 million reflecting:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; partially offset by:	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency;
— lower travel costs in light of the COVID-19 crisis and continued disciplined cost management.	— costs associated with recent acquisitions, most notably $22 million in RMS acquisition-related costs; and
— an increase in charitable contributions via the Moody's Foundation; partially offset by:
— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
— lower travel costs in light of the COVID-19 crisis and continued disciplined cost management.

Other Expenses
The restructuring charge in 2020 relates to the Company's 2020 Real Estate Rationalization Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.
The 2020 amount includes a $9 million loss pursuant to the divestiture of MAKS relating to customary post-closing completion adjustments pursuant to the sale of the business in the fourth quarter of 2019.

Operating margin 49.8%, up 220 BPS	Adjusted Operating Margin 53.7%, up 140 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth outpacing growth in total operating expenses.

Interest Expense, net ⇓ $44 million	Other non-operating income ⇓ $20 million

Decrease in expense is primarily due to:	Decrease in income is primarily due to:
— a $40 million benefit in 2021 related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions	— a $13 million benefit in 2020 relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture;
— a $13 million loss on a forward contract used to hedge a portion of the GBP denominated RMS purchase price;
— an $8 million loss on the settlement of pension obligations in 2021 resulting from lump sum distributions from the Company's defined benefit pension plans; partially offset by:
— higher gains of $7 million in 2021 on certain of the Company's investments in equity securities/investments.

ETR in line with prior year
The 2021 and 2020 ETR include $62 million and $22 million, respectively, in tax benefits relating to the resolution of uncertain tax positions. The aforementioned benefit to the 2021 ETR was diluted by higher income before provision for income taxes compared to the prior year. Additionally, there was a $23 million decrease in Excess Tax Benefits in the first nine months of 2021 compared to the prior year.

Diluted EPS ⇑ $1.78	Adjusted Diluted EPS ⇑ $1.72

Diluted EPS in 2021 of $9.51 increased $1.78 compared to the same period in 2020 mainly due to higher operating income. Diluted EPS in 2021 and 2020 also include $0.48/share and $0.13/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions.

Adjusted Diluted EPS of $9.96 in 2021 increased $1.72 compared to the first half of 2020 mainly due to higher Adjusted Operating Income. Adjusted Diluted EPS in 2021 and 2020 includes $0.48/share and $0.13/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Corporate finance (CFG)	$1,643	$1,486	11%
Financial institutions (FIG)	465	401	16%
Public, project and infrastructure finance (PPIF)	403	375	7%
Structured finance (SFG)	399	265	51%
Total ratings revenue	2,910	2,527	15%
MIS Other	31	30	3%
Total external revenue	2,941	2,557	15%
Intersegment royalty	124	110	13%
Total	3,065	2,667	15%
Expenses:
Operating and SG&A (external)	1,073	982	(9%)
Operating and SG&A (intersegment)	6	5	(20%)
Depreciation and amortization	53	52	(2%)
Restructuring	—	12	(100%)
Total expense	1,132	1,051	(8%)
Operating income	$1,933	$1,616	20%
Depreciation and amortization	53	52	(2%)
Restructuring	—	12	(100%)
Adjusted Operating Income	$1,986	$1,680	18%
Operating margin	63.1%	60.6%
Adjusted Operating Margin	64.8%	63.0%

MOODY'S INVESTORS SERVICE REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $384 million	U.S. Revenue ⇑ $184 million	Non-U.S. Revenue ⇑ $200 million
–The increase in global MIS revenue reflected strong growth across all ratings LOBs.
–Foreign currency translation favorably impacted MIS revenue by two percentage points.
–Transaction revenue grew $331 million compared to the same period in the prior year.

CFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $157 million	U.S. Revenue ⇑ $55 million	Non-U.S. Revenue ⇑ $102 million

Global CFG revenue for the nine months ended September 30, 2021 and 2020 was comprised as follows:

(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 11% reflected growth both in the U.S. (5%) and internationally (23%) which resulted in a $138 million increase in transaction revenue.
The most notable drivers of this increase were:
– strong growth in bank loan and speculative-grade bond activity in the U.S. and EMEA as issuers refinanced existing debt in light of favorable market conditions and funded M&A activity;
partially offset by:
–lower investment grade rated issuance volumes following very strong issuance volumes in the prior year when issuers were bolstering their balance sheets in light of uncertainties relating to the COVID-19 crisis.

FIG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $64 million	U.S. Revenue ⇑ $37 million	Non-U.S. Revenue ⇑ $27 million
Global FIG revenue for the nine months ended September 30, 2021 and 2020 was comprised as follows:
The increase in FIG revenue of 16% reflected growth both in the U.S. (20%) and internationally (13%) which resulted in a $49 million increase in transaction revenue compared to the same period in the prior year.
The most notable driver of the increase was higher banking revenue in the U.S. and EMEA reflecting both the benefit of favorable changes in product mix and pricing increases coupled with opportunistic issuer activity in light of favorable market conditions.
Foreign currency translation favorably impacted FIG revenue by two percentage points.

PPIF REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $28 million	U.S. Revenue ⇓ $4 million	Non-U.S. Revenue ⇑ $32 million
Global PPIF revenue for the nine months ended September 30, 2021 and 2020 was comprised as follows:
Transaction revenue increased $19 million compared to the same period in the prior year.
The 7% increase in PPIF revenue reflected growth internationally (23%) partially offset be a slight decline in the U.S. (2%). The growth was driven by:
–higher project and infrastructure finance revenue in EMEA mainly reflecting ongoing favorable conditions;
partially offset by:
–a decline in U.S. public finance revenue, as issuance volumes fell given high liquidity following strong issuance in the prior year and from the current infusion of federal funding related to the COVID-19 crisis.
Foreign currency translation favorably impacted PPIF revenue by two percentage points.
SFG REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $134 million	U.S. Revenue ⇑ $94 million	Non-U.S. Revenue ⇑ $40 million
Global SFG revenue for the nine months ended September 30, 2021 and 2020 was comprised as follows:
The increase in SFG revenue of 51% reflected growth both in the U.S. (59%) and internationally (38%). Transaction revenue increased $125 million compared to the first nine months of 2020.
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

MIS: Operating and SG&A Expense ⇑ $91 million

The growth in operating and SG&A expense reflects an $89 million increase in compensation and a $2 million increase in non-compensation expenses. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The slight increase is primarily due to:
— higher incentive and stock-based compensation accruals aligned with actual/projected financial and operating performance; and	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth with increased spend on strategic investments;

— unfavorable changes in FX translation rates
— higher charitable contributions via the Moody's Foundation;
mostly offset by:
— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
—lower travel costs and disciplined expense management in light of the COVID-19 pandemic

Other Expenses
The restructuring charge in 2020 relates to the Company's 2020 Real Estate Rationalization Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

MIS: Operating Margin of 63.1% ⇑ 250 BPS	Adjusted Operating Margin of 64.8% ⇑ 180 BPS
MIS operating margin and Adjusted Operating Margin both increased reflecting strong revenue growth partially offset by growth in operating and SG&A expenses.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Research, data and analytics (RD&A)	$1,299	$1,110	17%
Enterprise risk solutions (ERS)	439	414	6%
Total external revenue	1,738	1,524	14%
Intersegment revenue	6	5	20%
Total MA Revenue	1,744	1,529	14%
Expenses:
Operating and SG&A (external)	1,094	963	(14%)
Operating and SG&A (intersegment)	124	110	(13%)
Depreciation and amortization	127	111	(14%)
Restructuring	2	8	(75%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Total expense	1,347	1,201	(12%)
Operating income	$397	$328	21%
Depreciation and amortization	127	111	(14%)
Restructuring	2	8	(75%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Adjusted Operating Income	$526	$456	15%
Operating margin	22.8%	21.5%
Adjusted Operating Margin	30.2%	29.8%

MOODY'S ANALYTICS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $214 million	U.S. Revenue ⇑ $96 million	Non-U.S. Revenue ⇑ $118 million
The 14% increase in global MA revenue reflects growth both in the U.S. and internationally mainly within the RD&A LOB.
–Organic revenue growth was 10%.
–Foreign currency translation favorably impacted MA revenue by three percentage points.

RD&A REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

RD&A: Global revenue ⇑ $189 million	U.S. Revenue ⇑ $84 million	Non-U.S. Revenue ⇑ $105 million
Global RD&A revenue grew 17% compared to the first nine months of 2020 with the most notable drivers of the increase reflecting:
–strong renewals and new sales related to credit research and data feeds;
–strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage; and
–inorganic revenue growth from the acquisitions of RDC, AM, Catylist and Cortera.
Foreign currency translation favorably impacted RD&A revenue by four percentage points.
Organic revenue growth for RD&A was 13%.

ERS REVENUE
2021-----------------------------------------------------------------------------------2020
_______________________________________________________________________________________________________

ERS: Global revenue ⇑ $25 million	U.S. Revenue ⇑ $12 million	Non-U.S. Revenue ⇑ $13 million
Global ERS revenue increased 6% compared to the first nine months of 2020 with the most notable drivers of the growth reflecting:
–inorganic revenue growth from the acquisitions of RMS and ZMFS;
–growth in subscription-based revenue, most notably for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts and demand from asset managers for risk management solutions; and
–favorable foreign currency translation which impacted revenue by three percentage points.
partially offset by:
–lower non-recurring software and services revenue due to a de-emphasizing of these lower margin offerings.
Organic total revenue and organic recurring revenue for ERS grew 1% and 14%, respectively.

MA: Operating and SG&A Expense ⇑ $131 million
The increase in operating and SG&A expenses compared to the first nine months of 2020 is primarily due to growth in both compensation and non-compensation costs of $69 million and $62 million, respectively, reflecting:

Compensation costs	Non-compensation costs
— salary increases and inorganic expense growth from acquisitions;	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency;
— higher incentive compensation accruals aligned with actual/projected financial and operating performance; and
— unfavorable changes in FX translation rates	— costs associated with recent acquisitions, most notably $22 million in RMS acquisition-related costs; and
— higher charitable contributions via the Moody's Foundation; partially offset by:
— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis; and
— lower travel costs in light of the COVID-19 crisis and continued disciplined expense management

Other Expenses
The restructuring charges in both years relate to certain of the Company's restructuring programs as more fully discussed in Note 11 to the condensed consolidated financial statements.
The first nine months of 2020 includes a $9 million loss pursuant to the divestiture of MAKS and related to a customary post-closing completion adjustment pursuant to the sale of the business in the fourth quarter of 2019.

MA: Operating Margin 22.8% ⇑ 130BPS	Adjusted Operating Margin 30.2% ⇑ 40BPS
The operating margin and Adjusted Operating Margin expansion for MA both reflect revenue growth outpacing expense growth. MA margins were suppressed by the aforementioned RMS acquisition-related costs.
Liquidity and Capital Resources
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2021	2020
Net cash provided by operating activities	$1,706	$1,488	$218
Net cash used in investing activities	$(2,161)	$(853)	$(1,308)
Net cash provided by financing activities	$135	$3	$132
Free Cash Flow (1)	$1,629	$1,405	$224
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities in the nine months ended September 30, 2021 increased $218 million compared to the same period in 2020 with the most significant drivers reflecting:
–an increase in net income compared to the same period in the prior year (see section entitled “Results of Operations” for further discussion);
–a $99 million contribution to the Company's funded pension plan in 2020 that did not recur in 2021; and
–a $68 million payment made in 2020 in conjunction with the settlement of treasury lock interest rate forward contracts;
partially offset by:
–higher cash paid for income taxes of $127 million resulting from the Company's strong earnings growth in 2021; and
–various changes in working capital, most notably reflecting higher accounts receivable balances resulting from the Company's strong performance in the third quarter of 2021.

Net cash used in investing activities
The $1,308 million increase in cash used in investing activities in the nine months ended September 30, 2021 compared to the same period in 2020 primarily reflects increased cash paid for acquisitions of $1,327 million (refer to Note 8 to the condensed consolidated financial statements for further discussion on the Company's M&A activity).

Net cash provided by financing activities
The $132 million increase in cash provided by financing activities in the nine months ended September 30, 2021 compared to the same period in the prior year was primarily attributed to:
–the issuance of $1.2 billion in long-term debt in 2021, compared to the net issuance of $691 million in long-term debt in 2020;
partially offset by:
–higher cash paid for treasury share repurchases of $375 million compared to the first nine months of 2020.
Cash and short-term investments held in non-U.S. jurisdictions
The Company’s aggregate cash and cash equivalents and short-term investments of $2.3 billion at September 30, 2021 consisted of approximately $1.7 billion located outside of the U.S. Approximately 22% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Dividends and share repurchases
On October 26, 2021, the Board of Directors of the Company declared a quarterly dividend of $0.62 per share of Moody’s common stock, payable December 14, 2021 to shareholders of record at the close of business on November 23, 2021. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On December 16, 2019, the Board approved $1 billion share repurchase authority, and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At September 30, 2021, there was a total remaining authority of approximately $1.2 billion under these authorizations. Future share repurchase activity is subject to available cash, market conditions and other ongoing capital allocation decisions.
Other cash requirements
In the third quarter of 2021, Moody's entered into an agreement to acquire a minority investment in BitSight, a cybersecurity ratings company, and completed the transaction on October 13, 2021. The consideration transferred by Moody's for this investment comprised $250 million in cash and the contribution of Moody's minority interest in VisibleRisk, a cybersecurity risk ratings joint venture. Moody's expects to recognize an approximate $30 to $40 million non-cash gain in the fourth quarter of 2021 relating to the exchange of its minority investment in VisibleRisk for shares of BitSight.
The Company has future cash requirements, including operating leases and debt service and payments as noted in the tables that follow as well as future payments related to the transition tax under the Tax Act.
Indebtedness
At September 30, 2021, Moody’s had $7.5 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the 2018 Facility. At September 30, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All of the Company’s long-term debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. At September 30, 2021, there were no such cross defaults.

The repayment schedule for the Company’s borrowings outstanding at September 30, 2021 is as follows:
For additional information on the Company's outstanding debt, refer to Note 16 to the condensed consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Off-Balance Sheet Arrangements
At September 30, 2021, Moody’s did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or variable interest entities where Moody’s is the primary beneficiary, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, Moody’s is not exposed to any financing, liquidity market or credit risk that could arise if it had engaged in such relationships.
Contractual Obligations
The following table presents payments due under the Company’s contractual obligations as of September 30, 2021:
Payments Due by Period

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Indebtedness (1)	$10,239	$711	$1,367	$980	$7,181
Operating lease obligations	626	120	224	171	111
Purchase obligations	227	131	91	5	—
Pension obligations (2)	105	2	22	21	60
Investment in BitSight (3)	250	250	—	—	—
Total (4)	$11,447	$1,214	$1,704	$1,177	$7,352

(1)Reflects principal payments, related interest and applicable fees due on all indebtedness outstanding as described in Note 16 to the condensed consolidated financial statements.
(2)Reflects projected benefit payments relating to the Company’s U.S. unfunded DBPPs and Retirement and Other Plans described in Note 15 to the condensed consolidated financial statements.
(3)Includes a payment pertaining to the Company's minority investment in BitSight, as described in the section entitled "Other cash requirements" above.
(4)The table above does not include the Company's long-term tax liabilities of $492 million relating to UTPs (of which $103 million is indemnified via indemnification assets acquired as part of acquisition accounting), since the expected cash outflow of such amounts by period cannot be reasonably estimated. Additionally, the table above does not include approximately $33 million relating to indemnification liability resulting from the divestiture of MAKS and approximately $18 million relating to the remaining unpaid deemed repatriation liability resulting from the Tax Act enacted into law in the U.S. in December 2017.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments; and iii) a loss pursuant to the divestiture of MAKS. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The loss pursuant to the divestiture of MAKS is excluded as the frequency and magnitude of divestiture activity may vary widely from period to period and across companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income	$676	$642	$2,330	$1,944
Adjustments:
Depreciation and amortization	61	56	180	163
Restructuring	—	23	2	20
Loss pursuant to the divestiture of MAKS	—	—	—	9
Adjusted Operating Income	$737	$721	$2,512	$2,136
Operating margin	44.3%	47.3%	49.8%	47.6%
Adjusted Operating Margin	48.3%	53.2%	53.7%	52.3%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; and iii) loss pursuant to the divestiture of MAKS.
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

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2021		2020		2021		2020
Net income attributable to Moody's common shareholders		$474		$467		$1,787		$1,464
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$37		$31		$108		$90
Tax on Acquisition-Related Intangible Amortization Expenses	(8)		(7)		(24)		(20)
Net Acquisition-Related Intangible Amortization Expenses		29		24		84		70
Pre-Tax Restructuring	$—		$23		$2		$20
Tax on Restructuring	—		(5)		—		(4)
Net Restructuring		—		18		2		16
Loss pursuant to the divestiture of MAKS		—		—		—		9
Adjusted Net Income		$503		$509		$1,873		$1,559

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Diluted earnings per share attributable to Moody's common shareholders		$2.53		$2.47		$9.51		$7.73
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.20		$0.16		$0.57		$0.47
Tax on Acquisition-Related Intangible Amortization Expenses	(0.04)		(0.04)		(0.13)		(0.09)
Net Acquisition-Related Intangible Amortization Expenses		0.16		0.12		0.44		0.38
Pre-Tax Restructuring	$—		$0.12		$0.01		$0.10
Tax on Restructuring	—		(0.02)		—		(0.02)
Net Restructuring		—		0.10		0.01		0.08
Loss pursuant to the divestiture of MAKS		—		—		—		0.05
Adjusted Diluted EPS		$2.69		$2.69		$9.96		$8.24
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

	Nine Months Ended September 30,
	2021	2020
Net cash flows provided by operating activities	$1,706	$1,488
Capital additions	(77)	(83)
Free Cash Flow	$1,629	$1,405
Net cash flows used in investing activities	$(2,161)	$(853)
Net cash flows provided by financing activities	$135	$3

Organic Revenue:
The Company presents the organic revenue and organic revenue growth (including organic recurring revenue and organic recurring revenue growth for the ERS LOB) because management deems these metrics to be useful measures which provides additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisition activity. The following table details the periods excluded from each acquisition to determine organic revenue.

Period excluded to determine organic revenue growth
Acquisition	Acquisition Date	Q3	YTD
Regulatory DataCorp	February 13, 2020	-	January 1, 2021 - February 12, 2021
Acquire Media	October 21, 2020	July 1, 2021 - September 30, 2021	January 1, 2021 - September 30, 2021
ZM Financial Systems	December 7, 2020	July 1, 2021 - September 30, 2021	January 1, 2021 - September 30, 2021
Catylist	December 30, 2020	July 1, 2021 - September 30, 2021	January 1, 2021 - September 30, 2021
Cortera	March 19, 2021	July 1, 2021 - September 30, 2021	March 19, 2021 - September 30, 2021
RMS	September 15, 2021	September 15, 2021 - September 30, 2021	September 15, 2021 - September 30, 2021
Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
MA revenue	$601	$531	$70	13%	$1,738	$1,524	$214	14%
Inorganic revenue from acquisitions	(28)	—	(28)		(60)	—	(60)
Organic MA revenue	$573	$531	$42	8%	$1,678	$1,524	$154	10%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
RD&A revenue	$445	$386	$59	15%	$1,299	$1,110	$189	17%
Inorganic revenue from acquisitions	(14)	—	(14)		(41)	—	(41)
Organic RD&A revenue	$431	$386	$45	12%	$1,258	$1,110	$148	13%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
ERS revenue	$156	$145	$11	8%	$439	$414	$25	6%
Inorganic revenue from acquisitions	(14)	—	(14)		(19)	—	(19)
Organic ERS revenue	$142	$145	$(3)	(2)%	$420	$414	$6	1%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2021	2020	Change	Growth	2021	2020	Change	Growth
ERS recurring revenue	$141	$113	$28	25%	$385	$324	$61	19%
Inorganic recurring revenue from acquisitions	(13)	—	(13)		(17)	—	(17)
Organic ERS recurring revenue	$128	$113	$15	13%	$368	$324	$44	14%

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
On December 31, 2020, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority (FCA). Regulatory arrangements also came into effect in both the U.K. and the EU to allow credit ratings to be available for regulatory use in both the EU and the U.K. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K.
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
Those factors, risks and uncertainties include, but are not limited to:
•the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP in the U.S. and worldwide, and on the Company’s own operations and personnel;
•credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets;
•other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates, inflation and other volatility in the financial markets such as that due to Brexit and uncertainty as companies transition away from LIBOR;
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
•provisions in U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards applicable to credit rating agencies in a manner adverse to credit rating agencies;
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
Other factors, risks and uncertainties relating to our acquisition of RMS could cause our actual results to differ, perhaps materially, from those indicated by these forward-looking statements, including risks relating to the integration of RMS’s operations, products and employees into Moody’s and the possibility that anticipated synergies and other benefits of the acquisition will not be realized in the amounts anticipated or will not be realized within the expected timeframe; risks that the acquisition could have an adverse effect on the business of RMS or its prospects, including, without limitation, on relationships with vendors, suppliers or customers; claims made, from time to time, by vendors, suppliers or customers; changes in the U.S., Europe (primarily the U.K.), Japan, India or global marketplaces that have an adverse effect on the business of RMS; and other factors, risks and uncertainties relating to the transaction as set forth under the caption “‘Safe Harbor’ Statement under the Private Securities Litigation Reform Act of 1995 ” in the Company's report on Form 8-K filed on August 6, 2021, which are incorporated by reference herein. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2020 and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company's market risk during the nine months ended September 30, 2021. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 Form 10-K.
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

The Company is in the process of a multi-year initiative to simplify and standardize processes and systems within its shared services function. In the third quarter of 2021, the Company has completed the second phase of an implementation of a new enterprise resource planning (ERP) system. The rollout of the second phase of implementing the new ERP system resulted in the same level of internal control over financial reporting as was in place prior to the implementation and resulted in the automation of certain controls. However, as future phases of the updated processes are rolled out in connection with the ERP implementation, the Company anticipates process changes that may necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

Aside from the change noted above, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2021. Although a significant portion of the Company’s workforce has been working remotely due to the COVID-19 pandemic, Moody’s has not experienced any material impact to its internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended September 30, 2021

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	283,386	$374.04	277,547	$1,224	million
August 1- 31	56,345	$377.98	55,636	$1,203	million
September 1- 30	1,076	$—	—	$1,203	million
Total	340,807	$374.70	333,183
(1)Includes surrender to the Company of 5,839; 709; and 1,076 shares of common stock in July, August and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On December 16, 2019, the Board authorized $1 billion in share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At September 30, 2021 there was approximately $1,203 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the third quarter of 2021, Moody’s issued a net 54 thousand shares under employee stock-based compensation plans.
Item 5. Other Information
Not applicable.

Item 6.    Exhibits

Exhibit No	Description
2	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

.1#
Purchase Agreement, dated as of August 5, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc, DMG Atlantic Ltd, and DMG US Investments, Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 6, 2021)

.2
Amendment No.1 to Purchase Agreement, dated as of September 15, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc, DMG Atlantic Ltd, and DMG US Investments, Inc. (incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 15, 2021)

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

.1
Fourteenth Supplemental Indenture, dated as of August 19, 2021, between the Company and Wells Fargo Bank, National Association, as Trustee, including the form of 2.000% Senior Notes due 2031 and the form of 2.750% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2021)

10	MATERIAL CONTRACTS

.1
Tax Matters Agreement, dated as of August 5, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc and DMG Atlantic Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 6, 2021)

.2
Amendment No.1 to Tax Matters Agreement, dated as of September 15, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc and DMG Atlantic Ltd. (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 15, 2021)

.3†
Risk Management Solutions, Inc. 2014 Equity Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant, file number 333-259539, filed September 15, 2021)

.4†
Risk Management Solutions, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Registrant, file number 333-259539, filed September 15, 2021)

.5†*	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended and restated as of January 1, 2021)

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Exhibit No	Description
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
† Management contract of compensatory plan or arrangement
# Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Moody’s hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION

	By:	/ S / MARK KAYE
Mark Kaye
Executive Vice President and Chief Financial Officer
(principal financial officer)

	By:	/ S / CAROLINE SULLIVAN
Caroline Sullivan
Chief Accounting Officer and Corporate Controller
(principal accounting officer)

Date: October 29, 2021