Form 10-K
period 2021-12-31
MOODYS CORP /DE/
filed 2022-02-22
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2021 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $68 billion.
As of January 31, 2022, 185.2 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 26, 2022, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
*

Auditor Name:	KPMG LLP	Auditor Location:	New York, NY	Auditor Firm ID:	185
MOODY'S 2021 10-K 1

MOODY’S CORPORATION
2     MOODY'S 2021 10-K

MOODY'S 2021 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquire Media (AM)	An aggregator and distributor of curated real-time news, multimedia, data, and alerts; acquired by the Company on October 21, 2020

Acquisition-Related Amortization	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions

Acquisition-Related Expenses	Consists of expenses incurred over a multi-year period to complete and integrate the acquisition of Bureau van Dijk

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AML	Anti-money laundering

AOCI(L)	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. It also provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

B&H	Barrie & Hibbert Limited, an acquisition completed in December 2011; part of the MA segment, a leading provider of risk management modeling tools for insurance companies worldwide

Board	The board of directors of the Company

BPS	Basis points

Brexit	The withdrawal of the United Kingdom from the European Union

Bureau van Dijk	Bureau van Dijk Electronic Publishing, B.V.; a global provider of business intelligence and company information; acquired by the Company on August 10, 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk; part of the RD&A LOB

BitSight	A provider of cybersecurity ratings, analytics, and performance management tools; Moody's acquired a minority investment in BitSight in 2021

Catylist	A provider of commercial real estate (CRE) solutions for brokers; acquired by the Company on December 30, 2020

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI

CDP	A not-for-profit charity that runs the global disclosure system for investors, companies, cities, states and regions to manage their environmental impacts

4     MOODY'S 2021 10-K

TERM	DEFINITION

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; an asset class within SFG

COLI	Corporate-Owned Life Insurance

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Content	Prior to the second quarter of 2021, was a reporting unit within the MA segment that offered subscription-based research, data and analytical products, including credit ratings produced by MIS, credit research, quantitative credit scores and other analytical tools, economic research and forecasts

Cortera	A provider of North American credit data and workflow solutions; acquired by the Company in March 2021

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2021 Facility.

CRAs	Credit rating agencies

CRE	Commercial Real Estate

DBPPs	Defined benefit pension plans

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EBITDA	Earnings before interest, taxes, depreciation and amortization

EEO-1	Data filing required by the U.S. Equal Employment Opportunity Commission that requires all private sector employers with 100 or more employees, and federal contractors with 50 or more employees meeting certain criteria, to submit demographic workforce data, including data by race/ethnicity, sex and job categories

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; an LOB within MA, which offers risk management software solutions as well as related risk management advisory engagements services

ESA	Economics and Structured Analytics; part of the RD&A line of business within MA

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ESPP	Employee stock purchase plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

MOODY'S 2021 10-K     5

TERM	DEFINITION

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

Fermat	Fermat International; an acquisition completed in October 2008; part of the MA segment; a provider of risk and performance management software to the global banking industry

FIG	Financial institutions group; an LOB of MIS

Four Twenty Seven	A provider of data, intelligence, and analysis related to physical climate risks; acquired by the Company in July 2019

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

GDPR	European Union’s General Data Protection Regulation

ICRA	ICRA Limited; a provider of credit ratings and research in India.

INR	Indian National Rupee

IRS	Internal Revenue Service

KIS	Korea Investors Service, Inc.; a Korean rating agency and consolidated subsidiary of the Company

KIS Pricing	Korea Investors Service Pricing, Inc.; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company

KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company

Korea	Republic of South Korea

KYC	Know-your-customer

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA
Moody’s Analytics—a reportable segment of MCO; a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions; consists of two LOBs—RD&A and ERS

Make Whole Amount	The prepayment penalty amount relating to certain Senior Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly part of the PS LOB and a reporting unit within the MA reportable segment.

MALS	Moody’s Analytics Learning Solutions; prior to the second quarter of 2021, was a reporting unit within the MA segment that offered on-line and classroom-based training services as well as credentialing and certification services

MCO	Moody’s; Moody’s Corporation and its subsidiaries; the Company

6     MOODY'S 2021 10-K

TERM	DEFINITION

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service—a reportable segment of MCO; consists of five LOBs—SFG, CFG, FIG, PPIF and MIS Other

MIS Other	Consists of non-ratings revenue from ICRA, KIS Pricing and KIS Research revenue as well as revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Moody's Local	A ratings platform focused on providing credit rating services in local capital markets

MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MIS and MA.

NAV	Net asset value

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

New Credit Losses Accounting Standard
Updates to the ASC pursuant to ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This new accounting guidance requires the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost, which requires entities to estimate expected credit losses over the lifetime of the instrument.

New Lease Accounting Standard	Updates to the ASC pursuant to ASU No. 2016-02, “Leases (ASC Topic 842)”. This new accounting guidance requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses and cash flows depend on classification as either a finance or operating lease

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC.

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PassFort	A U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis; acquired by the Company on November 30, 2021.

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

MOODY'S 2021 10-K     7

TERM	DEFINITION

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

RealXData	A provider of CRE lease-level portfolio management with benchmarking and rent forecasting capabilities; acquired by the Company in September 2021

RD&A	Research, Data and Analytics; an LOB within MA that offers: subscription based research, data and analytical products, including credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; and on-line and classroom-based training services as well as credentialing and certification services

Recurring Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reform Act	Credit Rating Agency Reform Act of 2006

Regulatory Data Corporation (RDC)	A provider of anti-money laundering (AML) and know-your-customer (KYC) data and due diligence services; the Company acquired RDC in February 2020

REIT	Real Estate Investment Trust

Reis, Inc. (Reis)	A provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018; part of the RD&A LOB and prior to the second quarter of 2021 a reporting unit within the MA reportable segment.

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

Revenue Accounting Standard
Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606)”. This accounting guidance significantly changed the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

RMBS	Residential mortgage-backed securities; an asset class within SFG

RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021

ROU Asset	Assets recorded pursuant to the New Lease Accounting Standard which represent the Company’s right to use an underlying asset for the term of a lease

SaaS	Software-as-a-Service

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SOFR	Secured Overnight Financing Rate

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.

TCFD	Task Force on Climate-Related Financial Disclosures

8     MOODY'S 2021 10-K

TERM	DEFINITION

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, training and certification services, and research and analytical engagements

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

Vigeo Eiris (VE)	A provider of ESG research, data and assessments; acquired by the Company in April 2019

VisibleRisk	A cyber risk ratings joint venture created by Moody’s and Team8, a global venture group

WACC	Weighted Average Cost of Capital

ZM Financial Systems (ZMFS)	A provider of risk and financial management software for the U.S. banking sector; acquired by the Company in December 2020

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

2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment.

2020 Real Estate Rationalization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on July 29, 2020, primarily in response to the COVID-19 pandemic which revolves around the rationalization and exit of certain real estate leases.

2012 Senior Notes Due 2022	Principal amount of $500 million, 4.50% senior unsecured notes due in September 2022, but early repaid by the Company in 2021

2013 Senior Notes Due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024

2014 Senior Notes Due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Senior Notes Due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.25% senior unsecured notes due January 15, 2028

2018 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1 billion; backstops CP issued under the CP Program. The 2021 Facility replaces the Company's $1 billion 2018 Credit Facility.

2018 Senior Notes Due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

2018 Senior Notes Due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

2019 Senior Notes Due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030

MOODY'S 2021 10-K     9

TERM	DEFINITION

2020 Senior Notes Due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025

2020 Senior Notes Due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050

2020 Senior Notes Due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060

2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program.

2021 Senior Notes Due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031

2021 Senior Notes Due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041

2021 Senior Notes Due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061

7WTC	The Company’s corporate headquarters located at 7 World Trade Center in New York, NY

10     MOODY'S 2021 10-K

PART I
ITEM 1. BUSINESS
BACKGROUND
As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.
THE COMPANY
Company Overview
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports in two segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses and Adjusted Operating Income, are included in Part II, Item 8. Financial Statements of this annual report and are herein incorporated by reference.

Independent provider of credit rating opinions and related information for over 100 years	Global integrated risk assessment firm providing credit rating opinions, analytical solutions and insights that empower organizations to make better, faster decisions	Provider of financial intelligence and analytical tools supporting customers’ growth, efficiency and risk management objectives

Moody's has evolved over the last 15 years as our customers' needs have changed and we expanded our capabilities

2007 - 2016
Expanded beyond ratings agency
•Established Moody’s Analytics •Built the ERS business (e.g., Fermat, B&H) •Expanded ratings to China (i.e., CCXI)

2017 - 2021
Built out substantial data and analytics capabilities

•Complemented ERS business with private company information (i.e., BvD)
•Accelerated capability expansion (e.g., company database, CRE data, ESG data)
•Invested in insurance data and analytics capabilities, including weather and disaster modeling (i.e., RMS)

2022 and Beyond
Positioned to serve a wide range of risk assessment markets

•Competitive differentiator: integration of data and analytics combined with expertise and technology enablement
•Further investment in data and analytics capabilities such as private company, CRE and ESG to serve high growth risk assessment use cases (e.g., KYC and compliance)

Moody's Investors Service Overview
Moody's Investors Service (MIS) publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities. A rating from MIS enables issuers to create timely, go-to-market debt strategies with the ability to capture wider investor focus and deeper liquidity options.
MOODY'S 2021 10-K     11

The Benefits of a Moody's Rating
Investors seek Moody's opinions and particularly value the knowledge of its analysts and the depth of Moody's research

Access to capital	Transparency, credit comparison and market stability	Planning and budgeting	Analytical capabilities
•Moody’s opinions on credit are used by institutional investors throughout the world, making an issuer’s debt potentially more attractive to a wide range of buyers.	•Signals a willingness by issuers to be transparent and provides issuers with an independent assessment against which to compare creditworthiness.	•May help issuers when formulating internal capital plans and funding strategies.	•Among ratings advisors, Moody’s has a strong position and is well-recognized for the depth and breadth of its analytical capabilities.

•A Moody’s rating may facilitate access to both domestic and international debt capital.	•Moody’s ratings and research reports may help to maintain investor confidence, especially during periods of market stress.
Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. Ratings are disseminated via press releases to the public primarily through a variety of electronic media, including the internet and real-time information systems widely used by securities traders and investors.

MIS by the Numbers

35,000+
Rated Organizations and Structured Deals

5,300+	3,500+	15,500+
Rated Non-Financial Corporates	Rated Financial Institutions	Rated Public Finance Issuers

9,000+	1,000+	445
Rated Structured Finance Deals	Rated Infrastructure & Project Finance Issuers	Rated Sub-Sovereigns

145	49	$73 trillion
Rated Sovereigns	Rated Supranational Institutions	Total rated debt outstanding

190
Rating Methodologies
MIS also earns revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region, revenue from ESG research, data and assessments and revenue from ICRA's non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
12     MOODY'S 2021 10-K

Moody's Analytics Overview
Moody's Analytics (MA) is a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities. MA’s proprietary data, research and analytics combined with cloud-based software tools deliver solutions to meet customer needs as they arise. MA’s subscription businesses provide a significant base of recurring revenue to mitigate cyclical changes in debt issuance volumes that may result in volatility in MIS’s revenues.

Curated Data Combined with Analytics are the Foundation of MA's Integrated Risk Assessment Strategy

Domain Expertise

Curated Data			Best in Class Analytics

Proprietary data assets allow companies to inform and perform many critical business activities with trust and confidence				MA's approach to deepening available data sets and ability to combine with research, analytic tools and software is driving a more integrated understanding of risks and opportunities

Transparency	ç		è	Benchmarks
Efficiency		Better Decisions		Analytics
Convenience				Insights

MA Customers by the Numbers

14,900 +
Total MA customers

1,800+	2,300+	3,600+
Asset Managers	Commercial Banks	Corporations

200+	900+	5,300+
Securities Dealers and Investment Banks	Insurance Companies	Government & Other Entities

800+	165	29,000+
Real Estate Entities	Countries where MA customers operate	Customer users accessed the Moody's research website in 2021

244,000+
Individuals accessed the Moody's research website
MOODY'S 2021 10-K     13

Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors throughout its operations and products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include adhering to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative; Sustainability Accounting Standards Board; and the World Economic Forum’s Stakeholder Capitalism metrics. Moody's also issues an annual report on Stakeholder Sustainability and on how the Company has implemented the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Moody’s sustainability-related achievements in 2021 included the following:
–Established three goals to increase representation of women and employees of racial and ethnic underrepresented groups; published our EEO-1 data;
–Accelerated our net-zero commitment to 2040, a decade earlier than the Paris Agreement goal;
–Received an ‘A’ score from CDP on climate action for the second consecutive year; and
–Became a founding member of the Net Zero Financial Services Provider Alliance, part of the Glasgow Financial Alliance for Net Zero (GFANZ) and joined the Taskforce on Nature-related Financial Disclosures (TNFD).
The Board oversees sustainability matters, with assistance from the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Board also oversees Moody’s policies for assessing and managing our exposure to risk, including climate-related risks such as business continuity disruption or reputational and credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS.

Three Pillars of Moody's Sustainability Strategy

Better Business	Better Lives	Better solutions
For Moody's operations and value chain	For Moody's people and communities	For market transformation
Strive to embed responsible, sustainable decision-making in everything Moody's does.	Aim to create a forward-thinking, inclusive culture across Moody's people and communities.	Build/develop products to help our customers identify risks and opportunities and provide meaningful performance measurements and insights
HUMAN CAPITAL
Moody’s purpose is to bring clarity, knowledge and fairness to an interconnected world. The Company’s success in achieving its purpose is only possible through the collective contributions of its global employee population whose members possess the unique combination of skills, professional experience and diversity of backgrounds needed to advance the Company’s business and contribute to the communities in which it operates. Moody’s believes that it is essential to: i) create a workplace where its employees feel valued and inspired; ii) provide an environment that fosters a culture of independence, inclusion and intellectual leadership; and iii) support peer collaboration and professional growth.
As a global integrated risk assessment firm, attracting, supporting and retaining skilled talent is essential to the Company’s success. Moody’s addresses these goals by:
–championing diversity, equity and inclusion among employees;
–seeking to provide market-competitive compensation and benefits and rewarding employees for their contributions to the Company’s strategic and operational goals;
–offering wellness programs;
–supporting employee learning, development and skills enhancement; and
–advancing employee engagement.
14     MOODY'S 2021 10-K

Diversity, Equity and Inclusion
Moody's believes it is imperative to be visible champions of diversity, equity and inclusion because differing thoughts and perspectives help to enrich the Company’s offerings to its many stakeholders and improve performance. The key objectives for which the Company focuses with respect to these items include:
–incorporating diversity, equity and inclusion into Moody’s business strategy;
–establishing leadership accountability with respect to diversity, including through executive compensation programs;
–working to increase diverse representation (e.g., women and ethnic groups);
–continuing to advance women and ethnically diverse employees in leadership roles;
–enhancing employee training in diversity, equity and inclusion matters;
–promoting equal employment opportunities in all aspects of employment;
–designing the Company’s compensation practices to provide equal pay for equal work; and
–incorporating market standards, role, experience and performance into compensation decisions.
The executive leadership team’s focus on these items is vital to attract, support and retain its skilled talent.
Moody’s has numerous diversity programs and eight active business resource groups (“BRGs”) including:
–EnAble BRG: advocates for an inclusive, accessible and stigma-free workplace in which employees with disabilities are valued for their talents and have the opportunity to advance and thrive professionally
–Generational BRG: seeks to leverage the insights and experiences of our multi-generational workforce in order to cultivate an inclusive work environment that fosters greater connectedness, supports the development of all generational groups and delivers business value to the firm
–Inclusion BRG: supports all areas of diversity and inclusion combining Moody's BRG chapters. Inclusion creates opportunities for all employees regardless of office size to engage with a BRG
–Minds BRG: seeks to foster a culture at Moody’s where all employees are empowered to discuss and manage their mental health
–Multicultural BRG: seeks to leverage diverse talent by promoting recruitment, professional development and networking opportunities for all ethnically diverse employees at Moody's
–Pride BRG: advocates for a work environment that respects, welcomes and supports lesbian, gay, bisexual and transgender professionals, enabling them to perform to their fullest potential and contribute to the greater goals of the Company
–Veterans BRG: recognizes and supports veterans, active-duty military personnel and military families both at Moody's and in our communities
–Women's BRG: seeks to enhance the recruitment, retention, and professional development of female professionals by implementing programs that foster greater interaction among peers as well as the broader community, while acting as a collective voice for raising women's issues to senior management and enhancing the employment brand
The BRGs represent 44 chapters and more than 6,600 memberships globally as of December 31, 2021. An employee can hold membership in multiple BRGs in a single region.
The Company’s diversity programs include its TIDE program (Talent Aspirations & Alignment, Insights, Development & Career Planning and Exposure & Expansion), which is a high potential employee diversity initiative aimed at elevating women and ethnically diverse employees into leadership positions.
The Company provides and periodically updates information on its BRGs and other diversity, inclusion and equity programs in its various sustainability and stakeholder reports and on its Diversity & Inclusion microsite. See moodys.com/sustainability and moodys.com/diversity for these items. The content of those websites is not incorporated by reference herein.

MOODY'S 2021 10-K     15

The charts below present additional information regarding the diversity of the Company's workforce as of December 31, 2021. The percentage for people of color ("POC") includes those who identified as Asian, Hispanic, Black, American Indian/Alaskan Native, Hawaiian/Other Pacific Island or two or more races. Officers and Managers are calculated using the job categories: executives, senior managers, mid-level managers, and first-level managers. The following data is based on Company records and may involve estimates or assumptions.

Total Workforce: Gender	U.S. Workforce: Ethnicity

Total Officers and Managers: Gender (1)	U.S. Officers and Managers: Ethnicity
(1) Total officers and managers by gender represents approximately 90% of employees (excludes certain non-wholly-owned subsidiaries and newly acquired companies for which this data was not available)
Compensation
Moody’s compensation programs are designed to foster and maintain a strong, capable, experienced and motivated global workforce. An important element of the Company’s compensation philosophy is aligning compensation to local market standards so that Moody's can attract and retain the highly-skilled talent needed to thrive. The Company’s compensation packages include market-competitive salaries, annual bonuses and equity grants for certain employees.
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

16     MOODY'S 2021 10-K

Employee Population
As of December 31, 2021 and 2020, the number of Moody’s employees was as follows:

	December 31,		Change
Global Headcount	2021	2020	%

MIS
U.S.	1,459	1,518	(4)%
Non-U.S.	3,836	3,533	9%
Total	5,295	5,051	5%

MA
U.S.	2,647	2,012	32%
Non-U.S.	3,882	2,996	30%
Total	6,529	5,008	30%

MSS
U.S.	728	704	3%
Non-U.S.	908	724	25%
Total	1,636	1,428	15%

Total MCO
U.S.	4,834	4,234	14%
Non-U.S.	8,626	7,253	19%
Total	13,460	11,487	17%
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
Management monitors employee turnover rates as presented in the chart below:
The increase in the Company's voluntary turnover rates in 2021 compared to 2020 are likely due to the effects of COVID-19 on the labor market. Additionally, MSS involuntary turnover figures in 2020 in the chart above includes employees who separated pursuant to a third-party outsourcing arrangement relating to certain back-office functions. A majority of these employees were hired by the third-party outsourcing provider.

MOODY'S 2021 10-K     17

Employee Engagement, Learning and Development
As a result of the COVID-19 pandemic, the Company enhanced its digital communications with its employees beginning in 2020. These enhanced communications have allowed senior management to continue to interact with employees regarding evolving priorities and its focus on the health, safety and well-being of Moody’s employees during this challenging time.
Learning & Development is one element of Moody’s talent management framework, which includes talent acquisition, performance management, total rewards, succession planning and leadership development. Each of these areas supports the Company’s business strategy and Moody’s culture as a diverse, equitable and inclusive place to work. Moody's views learning and education as an investment in its people that aligns their professional goals and interests with the success of the Company, and helps to retain talent over the longer-term. A number of training programs are available, including leadership development, professional skills development, technical skills, as well as compliance training.
CLIMATE CHANGE
Climate change is a defining issue of our time, and while Moody’s operations have a limited direct environmental impact and we are not considered a major emitter of greenhouse gas (GHG) emissions, we do nonetheless have an important role to play in demonstrating proactive corporate responsibility, setting industry standards and demonstrating best practices when it comes to climate change mitigation. As such, the Company is taking steps to advance climate action by publishing its TCFD report on an annual basis, issuing its decarbonization plan with science-based targets and a comprehensive roadmap and accelerating its commitment to achieve net-zero emissions across its operations and value chain by 2040.
Moody’s Decarbonization Plan outlines tangible strategies for realizing its climate ambitions, including the procurement of 100% of renewable electricity in the Company’s office spaces and optimizing efficiencies in its operations through a “Workplace of the Future” program. The Decarbonization Plan was subject to a vote at Moody’s 2021 Annual Meeting of Stockholders with 93% of votes in favor of the proposal, which underscored that climate considerations and action are now an integral part of the Company’s business strategy, governance, and corporate performance. The costs associated with the implementation of the Decarbonization Plan are not expected to be material.
Furthermore, Moody’s has invested in acquisitions that expand its climate capabilities further, including RMS, Four Twenty Seven and Vigeo Eiris. To integrate these capabilities into our existing offerings, Moody’s is enhancing its technology infrastructure to provide our analysts and researchers with streamlined access to consistent and high-quality ESG and climate insights. These enhancements will allow Moody’s to seamlessly integrate climate considerations into our products and solutions for the benefit of our customers and the capital markets at large.
18     MOODY'S 2021 10-K

MOODY’S STRATEGY
Moody’s corporate mission is to provide trusted insights and standards that help decision-makers act with confidence. Moody’s will continue to invest with intent to defend and enhance its core businesses and expand into strategic adjacencies and new geographies.

Vision	To promote progress through better decisions

Objective	Deliver global integrated risk assessment platform and solutions

Growth Strategy	Invest with intent to grow and scale

	Invest with intent to grow and strengthen our core business with a foundation of credibility, transparency, technology, data and analytics	Invest in integrated solutions to allow customers to manage multiple risks, bringing the best of Moody's capabilities	Invest to successfully scale in priority growth markets with highly differentiated products and services

Investment in high growth markets

Execution Priorities	How we will get it done

	Sharpen focus on customers	Develop our people and culture	Collaborate, modernize and innovate

Moody’s invests in initiatives to implement the Company’s strategy, including internally led organic development and targeted acquisitions. Illustrative examples include:

Enhancements to ratings quality and product extensions	Investments that extend ownership and participation in joint ventures and strategic alliances	Expansion in emerging markets	New products, services, content and technology capabilities to meet customer demands	Selective bolt-on acquisitions that accelerate the ability to scale and grow Moody’s businesses

MOODY'S 2021 10-K     19

During 2021, Moody’s continued to invest in and acquire complementary businesses as further described below:

Date	Business	Company	Stake	Strategic Commentary

November 2021	KYC	PassFort	100%	A U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis. The integration of PassFort’s platform into Moody’s suite of KYC and compliance offerings will create a more holistic workflow solution, allowing customers to incorporate Moody’s data, including credit, cyber, ESG, and climate analytics, directly into their proprietary processes.

November 2021	KYC	Bogard AB	100%	A provider of data and information on politically exposed persons (PEPs) in the Nordic region. The acquisition advances Moody’s ability to help customers perform KYC screening and research to address financial crime.

October 2021	Cyber	BitSight	Minority	A provider of cybersecurity ratings, analytics, and performance management tools. In 2021, BitSight acquired VisibleRisk, a cyber risk ratings joint venture created by Moody’s and Team8, a global venture group. The investment enhances BitSight’s offerings and capabilities, to create a comprehensive, integrated, industry-leading cybersecurity risk platform. Moody’s will leverage BitSight’s extensive cyber risk data and research across its growing suite of integrated risk assessment product offerings.

September 2021	Insurance	Risk Management Solutions (RMS)	100%	A global provider of climate and natural disaster risk modeling and analytics. The acquisition expands Moody’s insurance data and analytics business and accelerates the development of the Company’s global integrated risk capabilities to address the next generation of risk assessment.

September 2021	Commercial Real Estate	RealXData	100%	A provider of CRE lease-level portfolio management with benchmarking and rent forecasting capabilities. The acquisition advances Moody's ability to help customers manage their real estate portfolio, analyze performance, and define a strategy in one platform.

March 2021	KYC	Cortera	100%	A provider of North American credit data and workflow solutions. The acquisition enhances Moody’s integrated risk assessment capabilities and significantly extends its coverage in the small and medium enterprise segment. Cortera augments Moody’s extensive Orbis database of private company information and enhances its know-your-customer, commercial lending, and supply chain solutions.

20     MOODY'S 2021 10-K

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

ESG Integrated Across All Platforms

Credit Impact		Risk Quantification		ESG Domain

ESG Classification	ESG Credit Impact Scores	Real Estate Solutions	Risk Analytics & Reporting	ESG Measures		Climate Solutions
Index Solutions
Credit Ratings & Research	Heat Maps	Lending Solutions and Tools	Catastrophe Models	SME Solutions		Sustainable Finance

MOODY'S 2021 10-K     21

Impact of Technology
The pace of change in technology and communication over the past two decades makes information about investment alternatives and risk management solutions widely available. This increase in the availability of information and solutions promotes the ongoing integration and expansion of financial markets worldwide, giving market participants access to a wider range of both established and newer capital markets as well as data and solutions to manage risk. As technology provides broader access to worldwide markets, it also results in a greater need for credible, globally comparable opinions about credit risk, data, analytics and related services and solutions.
MIS Prospects for Growth
Strong secular trends should continue to provide long-term growth opportunities in MIS. Key growth drivers include:
•Debt market issuance driven by global GDP growth;
•Continued onboarding of first time rating mandates;
•Developing a comprehensive sustainable finance offering, including credit impact scores, second party opinions, assessment of net zero and sustainable growth, which is supported by data and research offerings to meet the market’s evolving needs;
•Growth in domestic capital markets through investments in Moody’s Local and affiliates in key markets; and
•Bank disintermediation and the expansion of private credit.
In addition to the factors noted above, growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including:

Interest rates	Business investment spending	Corporate refinancing needs	Merger and acquisition activity	Issuer financial health	Consumer borrowing levels	Securitization activity	Expansion of ratings coverage	Expansion into emerging markets
Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets.
MIS’s results can also be affected by factors such as:
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

22     MOODY'S 2021 10-K

MA Prospects for Growth
As an integrated risk assessment business, MA helps customers build resilience by providing tools to measure the financial implications of risk and capitalize on related opportunities. Growth in MA is likely to be driven by expansion across customer sectors fostered by broadening MA's data and analytics solutions to meet an expanded set of customer use cases.
MA’s business growth is influenced by a number of factors, including:

Growth from data and analytics in adjacent markets, including KYC, CRE and ESG	Expansion of data sets and delivery options establishing a gateway that supports multiple stakeholders	Alignment of product strategy to develop and deliver integrated risk solutions	Enhancement of architecture for engineering and data strategies (e.g., SaaS, API, data infrastructure, operational resilience and IT controls)	Geographic expansion of actuarial and asset management solutions and continued investment in predictive analytics franchise	Expanded sales capacity to drive new initiatives and continue to deliver on targets	Enhancement of customer engagement and innovation through understanding the customers' view on value
Moody’s expects that MA products and services that improve efficiencies, provide business insights, and enable compliance with financial regulation, including AML, KYC, and accounting standards, will continue to be in demand from institutions worldwide. To respond to other sources of demand and drive growth, MA is actively investing in new products, enhanced data sets and improved delivery services (e.g., software-as-a-service). These efforts should support broader distribution of MA’s capabilities, deepen relationships with existing customers and drive new customer acquisition.
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
REGULATION
MIS, certain of the Company's credit rating affiliates and many of the issuers and/or securities that MIS and the affiliates rate, are subject to extensive regulation in the U.S., EU and in other countries (including by state and local authorities). In addition, some of the services offered by MA and its affiliates are subject to regulation in a number of countries. MA also derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight and who are required to pass through certain regulatory requirements to key suppliers such as MA. Existing and proposed laws and regulations can impact the Company’s operations, products and the markets in which the Company operates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for the Company's products and services, in the manner in which the Company's products and services are utilized and in the manner in which the Company operates.
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
MOODY'S 2021 10-K     23

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
On December 31, 2020, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority (FCA). Regulatory arrangements also came into effect in both the U.K. and the EU to allow credit ratings to be available for regulatory use in both the EU and the U.K. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. The U.K. Government is considering bringing ESG data and ratings firms within the scope of FCA authorization and regulation.
In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have, and will continue to, publish reports that describe their oversight activities. In addition, other legislation, regulation and/or interpretation of existing regulation relating to the Company’s operations, including credit rating, ancillary and research services has been or is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. If enacted, any such legislation and regulation could change the competitive landscape in which the Company operates. The legal status of CRAs has been addressed by courts in various jurisdictions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of the Company.
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
The Company, primarily through MA and its subsidiaries, licenses certain of its databases, software applications, credit risk models, training courses in credit risk and capital markets, research and other publications and services that contain intellectual property to its customers. In addition, the Company licenses certain databases, software applications, assessments, research and other publications and services relating to ESG and climate risks that contain intellectual property to its customers. These licenses are provided pursuant to standard agreements containing customary restrictions and intellectual property protections.
In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. Specifically, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data, default data, and security identifiers) as well as software development tools and libraries. In addition, certain of the Company’s subsidiaries obtain from third party information providers certain financial, credit risk, compliance, management, ownership, news and/or other data worldwide, which are distributed through certain of Moody's information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open source software and libraries for internal use and subject to appropriately permissive open source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and certain company financial data in selected geographic markets) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.
24     MOODY'S 2021 10-K

The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its affiliates. The Company owns seventy-five patents (including granted, allowed and pending patents). None of the Company's intellectual property is subject to a specific expiration date, except to the extent that the patents and the copyright in items that the Company creates (such as credit reports, research, software, and other written opinions) expire pursuant to relevant law.
The Company considers its intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual and technological safeguards for protection. Moody’s also pursues instances of third-party infringement of its intellectual property in order to protect the Company’s rights.
AVAILABLE INFORMATION
Moody’s investor relations internet website is https://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.
The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and other information statements that the Company files electronically with the SEC. The SEC’s internet site is https://www.sec.gov/.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name, Age, Position and Biographical Data

Robert Fauber, 51
President and Chief Executive Officer
Mr. Fauber has served as the Company’s President and Chief Executive Officer since January 2021. Mr. Fauber joined the Board of Directors in October 2020 and he currently serves on the Executive Committee of the Board of Directors. Prior to serving as CEO, Mr. Fauber served as Chief Operating Officer from November 2019 to December 2020, as President of Moody’s Investors Service, Inc. from June 2016 to October 2019, as Senior Vice President—Corporate & Commercial Development of Moody’s Corporation from April 2014 to May 2016, and was Head of the MIS Commercial Group from January 2013 to May 2016. From April 2009 through April 2014, he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President—Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup and its investment banking subsidiary.

John J. Goggins, 61
Executive Vice President and General Counsel
Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel.

Mark Kaye, 42
Executive Vice President and Chief Financial Officer
Mr. Kaye has served as the Company’s Executive Vice President—Chief Financial Officer since April 2021 and as Senior Vice President—Chief Financial Officer from August 2018 to April 2021. Prior to joining the Company, Mr. Kaye was Senior Vice President and Head of Financial Planning and Analysis at Massachusetts Mutual Life Insurance Company (MassMutual) since February 2016, and Chief Financial Officer of MassMutual U.S. since July 2015. Prior to that, Mr. Kaye served as Chief Financial Officer and Senior Vice President, Retirement Solutions, at Voya Financial from 2011 to 2015. Mr. Kaye previously held various senior financial and risk reporting positions at ING U.S. and ING Group, and was in the investment banking division of Credit Suisse First Boston.

MOODY'S 2021 10-K     25

Name, Age, Position and Biographical Data

Caroline Sullivan, 53
Senior Vice President and Corporate Controller
Ms. Sullivan has served as the Company’s Senior Vice President and Corporate Controller since December 2018. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America from 2011 to 2018, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions including Controller. Ms. Sullivan, a CPA, previously held various senior positions at several banks and a major accounting firm, and is a member of the Board of Directors of Financial Executives International.

Stephen Tulenko, 54
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

Michael West, 53
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

26     MOODY'S 2021 10-K

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
A. Legal and Regulatory Risks
Moody’s Faces Risks Related to U.S. Laws and Regulations Affecting the Credit Rating Industry and Moody’s Customers.
Moody’s operates in a highly regulated industry and is subject to extensive regulation by federal, state and local authorities in the U.S., including the Reform Act and the Dodd-Frank Act. These regulations are complex, continually evolving and have tended to become more stringent over time. Additionally, potential changes in Congress may increase the uncertainty with regard to potential changes in these laws and regulations and the enforcement of any new or existing legislation or directives by government authorities. See “Regulation” in Part I, Item 1 of this annual report on Form 10-K for more information. The current laws and regulations:
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
It is difficult to accurately assess the future impact of legislative and regulatory requirements on Moody’s business and its customers’ businesses. For example, new laws and regulations may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s credit ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s credit ratings and alter the economics of the credit ratings business, including by restricting or mandating business models for CRAs. Further, speculation concerning the impact of legislative and regulatory initiatives and the increased uncertainty over potential liability and adverse legal or judicial determinations may negatively affect Moody’s stock price. Although these legislative and regulatory initiatives apply to CRAs and credit markets generally, they may affect Moody’s in a disproportionate manner. Each of these developments increases the costs and legal risk associated with the issuance of credit ratings and can have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
MOODY'S 2021 10-K     27

In addition, MA derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight. U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Board, as well as many state agencies, have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.
Moody’s Faces Risks Related to Financial Reforms Outside the U.S. Affecting the Credit Rating Industry and Moody’s Customers.
In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to regulate CRAs and the markets for credit ratings. In particular, the EU has adopted a common regulatory framework for CRAs operating in the EU and continues to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. Credit ratings emanating from outside the EU are subject to ESMA’s oversight if they are endorsed into the EU. Additionally, other foreign jurisdictions have recently taken measures to increase regulation of CRAs and markets for credit ratings. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information.
The EU and other jurisdictions, as discussed further below, adopt legislation and engage in rulemaking on an ongoing basis that significantly impacts operations and the markets for the Company's products and services. Future laws and regulations could extend to products and services not currently regulated. These regulations could: (i) affect the need for debt securities to be rated, (ii) expand supervisory remits to include credit ratings issued outside the home jurisdiction and used for regulatory purposes, (iii) increase the level of competition in the market for credit ratings, (iv) establish criteria for credit ratings or limit the entities authorized to provide credit ratings, (v) restrict the collection, use, accuracy, correction and sharing of personal information by CRAs, or (vi) regulate pricing (for example to require that fees that are based on costs and are non-discriminatory) on products and services provided by MA such as those products that incorporate credit ratings and research originated by MIS. Future regulations could also affect products and services the Company offers in the ESG sector (including those offered by Moody’s ESG Solutions Group).
Additionally, as of the date of the filing of this annual report on Form 10-K, there remains uncertainty regarding the future impact that Brexit will have on the credit rating industry within the U.K., the EU and other jurisdictions. Following the Brexit implementation period that ended December 31, 2020 the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority. Regulatory arrangements put in place in both the U.K. and the EU allow credit ratings to be available for regulatory use in both the EU and the U.K. after the end of the Brexit-implementation period. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. On December 31, 2020, the U.K. also onshored CRA Regulation, with certain necessary modifications, into U.K. domestic law (the “U.K. CRA Regulation”). The U.K. CRA Regulation contains requirements for the registration, regulation and supervision of CRAs based in the U.K. It also sets out the circumstances in which U.K. financial institutions can use credit ratings for regulatory purposes, as well as specific obligations for issuers, originators and sponsors relating to structured finance instruments. It is unclear how the EU CRA Regulation and the U.K. CRA Regulation will differ over time.
Both of Moody’s segments face risks related to financial reforms outside the U.S. affecting the credit rating industry and Moody’s customers. MIS is a registered entity and is therefore subject to formal regulation and periodic or other inspections in the EU and other foreign jurisdictions, such as, but not limited to, Hong Kong and China, where it operates through registered subsidiaries. For example:
–In the EU and the U.K., applicable rules include procedural requirements with respect to credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for credit ratings of resecuritizations, and restrictions on CRAs or their shareholders if certain ownership thresholds are crossed. Additional procedural and substantive requirements include conditions for the issuance of credit ratings, rules regarding the organization of CRAs, restrictions on activities deemed to create a conflict of interest, including fees that are based on costs and are non-discriminatory, and special requirements for credit ratings of structured finance instruments.
28     MOODY'S 2021 10-K

–In Hong Kong, applicable rules include liability for the intentional or negligent dissemination of false and misleading information and procedural requirements for the notification of certain matters to regulators. In addition, MIS Hong Kong is subject to a code of conduct applicable to CRAs that imposes procedural and substantive requirements on the preparation and issuance of credit ratings, restrictions on activities deemed to create a conflict of interest including the disclosure of its compensation arrangements with rated entities and special requirements for credit ratings of structured finance instruments. A failure to comply with these procedural and substantive requirements also exposes MIS Hong Kong to the risk of regulatory enforcement action which could result in financial penalties or, in serious cases, affect its ability to conduct credit rating activities in Hong Kong.
–In China, while MIS is not a licensed CRA, it does issue global credit ratings from offices outside of China regarding Chinese issuers. In addition, the Company holds a 30% investment in a CRA licensed in China. China has laws applicable to domestic CRAs as well as foreign investment in such entities and entities in general (including national security review). Such laws are broadly crafted and the implementation and interpretation of such laws are subject to the broad discretion of Chinese regulators, which could affect our ability to conduct business in China.
–In addition, U.S. economic sanctions have increasingly targeted Chinese persons. In response, China issued a blocking statute that establishes a framework for limiting the effect of foreign sanctions on Chinese persons. Blocking statutes typically create conflicts of law. An entity that is subject to conflicting laws in multiple jurisdictions may need to determine a means to comply with such laws. Such conflicts could eventually affect the ability of entities to adhere to applicable laws.
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
Although Moody’s will monitor developments related to financial reforms outside the U.S. affecting the credit rating industry and Moody’s customers, Moody’s cannot predict the extent of such future laws and regulations, and the effect that they will have on Moody’s business or the potential for increased exposure to liability could be significant. For example, compliance with the EU, U.K. and other foreign regulations may increase costs of operations and could have a significant negative effect on Moody’s operations, profitability or ability to compete, or the markets for its products and services, including in ways that Moody’s presently is unable to predict. In addition, exposure to increased liability under the EU, U.K. regulations and regulations of other foreign jurisdictions may further increase costs and legal risks associated with the issuance of credit ratings and materially and adversely impact Moody’s results of operations. Financial reforms in the EU, U.K. and other foreign jurisdictions may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries Related to Rating Opinions and Other Business Practices.
Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries related to MIS’s ratings actions, as well as other business practices and products within both MIS and MA. If the market value of credit-dependent instruments declines or defaults, whether as a result of difficult economic times, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s faces could increase significantly. Parties who invest in securities rated by MIS may pursue claims against MIS or Moody’s for losses they face in their portfolios. For instance, Moody’s faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the financial crisis of 2007-2008. Evolving expectations on ESG disclosures and reporting could also result in new regulatory actions at a corporate and business unit level. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
MOODY'S 2021 10-K     29

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
The Company Is Exposed to Risks Related to Its Compliance and Risk Management Programs.
Moody’s operates in a number of countries, and as a result the Company is required to comply with and quickly adapt to numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption, antitrust and securities trading laws, is largely dependent on its establishment and maintenance of compliance, review and reporting systems, as well as its ability to attract and retain qualified compliance and risk management personnel. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks, including risks resulting from acquisitions, may not be fully effective, and Moody’s employees or agents may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company may be subject to criminal and civil liability, the suspension of the Company’s employees, fines, penalties, regulatory sanctions, injunctive relief, exclusion from certain markets or other penalties, and may suffer harm to its reputation, financial condition and operating results.
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
Moody’s Faces Risks Related to Tax Matters, Including Changes in Tax Rates or Tax Rules.
As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the taxable income and applicable tax rates in the various jurisdictions in which the Company operates. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where Moody’s faces higher tax rates, losses incurred in jurisdictions for which Moody’s is not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting initiative being led by the Organization for Economic Co-operation and Development, which requires companies to disclose more information to tax authorities on operations around the world, and the European Union’s state aid rulings, could have a material adverse effect on the Company’s effective tax rate, results of operations and financial condition and may lead to greater audit scrutiny of profits earned in various countries.
30     MOODY'S 2021 10-K

For example, the Tax Act made significant changes to the U.S. federal tax laws. Many aspects of the legislation remain uncertain or unclear. As additional regulatory guidance is issued interpreting or clarifying the Tax Act or if the tax accounting rules are modified, there may be adjustments or changes to the Company’s determination of its mandatory one-time deemed repatriation tax liability (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries recorded in 2017. Additional regulatory guidance may also affect the Company’s expected future effective tax rates and tax assets and liabilities, which could have a material adverse effect on Moody’s business, results of operations, cash flows and financial condition. Furthermore, the Tax Act may impact the volume of debt securities issued as discussed in the Risk Factor, Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets, Asset Levels and Flows into Investment Levels and Changes in Interest Rates and Other Volatility in the Financial Markets Can Negatively Impact the Nature and Economics of the Company’s Business.
In addition, Moody’s is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities around the world, and the Company is experiencing increased scrutiny as its business grows globally. Moody’s regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, including unrecognized tax benefits; however, developments in an audit or litigation could materially and adversely affect the Company. Although the Company believes its tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in its income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect the Company’s business, operating results, cash flows and financial condition.
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
–the transition away from benchmark reference rates based on market participant judgments, such as LIBOR and EURIBOR, to rates based on observable transactions, such as the Secured Overnight Financing Rate (SOFR);
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
–uncertainties in obtaining data and creating products and services relevant to particular geographic markets;
–reduced protection for intellectual property rights;
–longer payment cycles and possible problems in collecting receivables;
MOODY'S 2021 10-K     31

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
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, and anticorruption laws including the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other similar local laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination or allegations, even if unfounded, that the Company has violated sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies, and restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
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
32     MOODY'S 2021 10-K

Changes in the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets, Asset Levels and Flows into Investment Levels and Changes in Interest Rates and Other Volatility in the Financial Markets Can Negatively Impact the Nature and Economics of the Company’s Business.
Moody’s business is impacted by general economic conditions and volatility in the U.S. and world financial markets. Furthermore, issuers of debt securities may elect to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Market disruptions and economic slowdown and uncertainty have in the past, and may in the future, negatively impact the volume of debt securities issued in global capital markets and the demand for credit ratings. Changes to U.S. tax laws and policy can negatively affect the volume of debt securities issued in the U.S. For example, the Tax Act limits deductibility on interest payments and significantly reduces the tax cost associated with the repatriation of cash held outside the U.S., both of which could negatively affect the volume of debt securities issued. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.
Economic and government factors such as the scaling back, wind-down or termination of COVID-19 economic stimulus and support programs, a long-term continuation of difficult economic conditions, and current uncertainty in various other jurisdictions, may have an adverse impact on the Company’s business. Future debt issuances also could be negatively affected by increases in interest rates, the withdrawal of COVID-19 economic stimulus, inflationary pressures, widening credit spreads, regulatory and political developments, growth in the use of alternative sources of credit, and defaults by significant issuers. Declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results and financial condition.
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
The Company Is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody’s, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process, including as to the Company’s recent ESG initiatives, and its implementation with respect to one or more securities and intentional, poor representation of our products and services by our partners or agents, manipulation of our products and services by third parties, or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
MOODY'S 2021 10-K     33

The Introduction of Competing Products, Technologies or Services by Other Companies Can Negatively Impact the Nature and Economics of the Company’s Business.
The markets for credit ratings, research, credit risk management services, business intelligence and analytical services are highly competitive and characterized by rapid technological change, changes in customer and investor demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products, technologies and services that anticipate customers’ and investors’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers, some of whom are also suppliers to Moody’s; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which they do business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing credit risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
Moody’s Is Exposed to Risks Related to Loss of Skilled Employees and Related Compensation Cost Pressures.
Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced financial analysts and other professionals. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. Rising expenses including wage inflation could adversely affect Moody’s ability to attract and retain high-quality employees. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including in response to changes brought on by the COVID-19 pandemic, with respect to flexible working or other matters. Additionally, relocation and/or restaffing of employees due to Brexit could adversely affect our ability to attract and retain talent for our European operations. There is a risk that even when the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed. Further, employee expectations in areas such as environmental, social matters and corporate governance (ESG) have been rapidly evolving and increasing. A failure to adequately meet employee expectations may result in an inability to attract and retain talented employees.
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
Moody’s regularly evaluates and enters into acquisitions, dispositions or other strategic transactions and investments to strengthen its business and grow the Company. For example, Moody’s acquired Bureau van Dijk in 2017, Reis in 2018, Regulatory DataCorp (RDC) in 2020, and RMS in September 2021. Such transactions and investments present significant challenges and risks. The Company faces intense competition for acquisition targets, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions on favorable terms or at all. Additionally, the Company makes significant investments in technology, including software for internal use, which can be expensive, time-intensive and complex to develop and implement.
34     MOODY'S 2021 10-K

The anticipated growth, synergies and other strategic objectives of the RMS acquisition, as well as other completed transactions, may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. Any strategic transaction involves a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; future developments that impair the value of purchased goodwill or intangible assets; diversion of management’s focus from other business operations; failure to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies; disputes or litigation arising out of acquisitions or dispositions; challenges retaining the customers of the acquired business; coordination of product, sales, marketing and program and systems management functions; integration of employees from the acquired business into Moody’s organization; integration of the acquired business’s accounting, information technology, human resources, legal and other administrative systems with Moody’s; risks that acquired systems expose us to cybersecurity risks; and for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries. The anticipated benefits from an acquisition or other strategic transaction or investment may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions and investments to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.
At December 31, 2021, Moody’s had $5,999 million of goodwill and $2,467 million of intangible assets on its balance sheet. Approximately 94% of the goodwill and intangible assets reside in the MA business, including those related to Bureau van Dijk and RMS, and are allocated to the two reporting units within MA. The remaining 6% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
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
Our operations and financial performance could be negatively impacted by the continued effects of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity and significant volatility and disruption in financial markets. Because the severity, magnitude and duration of the pandemic and its economic consequences continue to be uncertain and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the pandemic on our operations and financial performance as well as the performance of our customers, depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions (including restrictions on travel and workforce pressures); actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; uncertainty presented by approved vaccines, corresponding rollout and unanticipated consequences of such vaccines; and the pace of recovery when the pandemic subsides.
The COVID-19 pandemic has subjected our operations and financial performance to a number of risks, including, but not limited to, those discussed below:
–The global credit market disruptions and economic stimulus measures led to robust U.S. investment grade and U.S. speculative grade issuance that may not continue as government programs are scaled back.
–We continue to publish research and issue credit ratings in accordance with our public credit rating methodologies in a highly uncertain, changing environment. Given these unprecedented events, and our prior experience during periods of volatility and economic uncertainty, it is likely that our ratings and research will be challenged and scrutinized around the globe and result in future government and regulatory proceedings, investigations, inquiries and litigation.
–Likewise, MA continues to offer quantitative analytics in a highly uncertain, rapidly changing environment where it is difficult to accurately capture the impact of the COVID-19 pandemic within its analytical models across different business sectors and geographies. Any failure of MA’s models to sufficiently account for COVID-19 impacts may impact MA's reputation, brand and credibility and could result in customer dissatisfaction and/or contract cancellations.
–Illness, travel restrictions or workforce disruptions could result in reduced sales opportunities for both MIS and MA. The COVID-19 pandemic may decrease demand for the financial intelligence and analytical tools MA provides.
MOODY'S 2021 10-K     35

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
–While we have transitioned to a hybrid work environment combining remote and in-office work, all employees globally, maintaining such a state for an extended period of time may have a material adverse effect on our productivity, our ability to meet the needs of our customers and may expose us to both operational and security risks. In addition, maintaining an infrastructure that supports a prolonged remote working environment may limit information technology resources available for other projects.
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
C. Technology Risks
The Company Is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third party vendors. Unauthorized disclosure of this information could cause our customers to lose faith in our ability to protect their confidential information and therefore cause customers to cease doing business with us. The risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks [some of which may be carried out by state-sponsored actors], hacking, “phishing” attacks, computer viruses, ransomware, or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites or systems, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business, employees or customers), as well as sensitive personally identifiable information (PII), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Additionally, the Company may be exposed to additional threats as the Company migrates its data from legacy systems to cloud-based solutions, and increased dependence on third parties to store cloud-based data subjects the Company to further cyber risks. Further, as a result of the COVID-19 pandemic, many of our employees are working remotely, which magnifies the importance of the integrity of our remote access security measures and may expose the Company to additional cyber risks.
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
36     MOODY'S 2021 10-K

The Company Is Exposed to Risks Related to Protection of Confidential Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security [such as the Federal Trade Commission Act in the United States, the General Data Protection Regulation (“GDPR”) in the European Union, the Cyber Security Law in China and various other international, federal, state and local laws and regulations]. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, GDPR, which became effective in May 2018, greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, laws such as the California Consumer Privacy Act, enacted in January 2020, require among other things, covered companies to provide new disclosures to consumers, and affords consumers new abilities to opt-out of certain sales of personal information. The effects of non-compliance with the CCPA and other similar data privacy laws in other jurisdictions are significant, however, and may require us to modify our data processing practices and policies and to incur additional costs and expenses. All of these evolving compliance and operational requirements have required changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders, the cessation of existing business practices, and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
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
MOODY'S 2021 10-K     37

ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007, with approximately 797,537 square feet of leased space. As of December 31, 2021, Moody’s operations were conducted from 35 U.S. offices and 107 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.     LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 –“Financial Statements”, Note 21 “Contingencies” in this Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
38     MOODY'S 2021 10-K

PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	1,400	$—	—	$1,203 million
November 1- 30	236,692	$389.93	235,647	$1,111 million
December 1- 31	78,013	$389.35	77,330	$1,081 million
Total	316,105	$389.78	312,977
(1)Includes surrender to the Company of 1,400; 1,045 and 683 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)Amounts shown are as of the last day of each of the months. On December 16, 2019, the Board authorized $1 billion in share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At December 31, 2021, there was approximately $1,081 million of remaining authority. Additionally, on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. There is no established expiration date for the remaining authorizations.
During the fourth quarter of 2021, Moody’s issued 0.1 million shares under employee stock-based compensation plans.
COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2022 was 1,628. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2021, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,115,970	(1)	$166.16	17,171,937	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	3,115,970		$166.16	17,171,937
(1)Includes 2,246,154 options and unvested restricted shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, 140,906 options and unvested restricted shares outstanding under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan and 5,904 unvested restricted shares outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 723,006 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout of 200% of the target award for performance shares granted in 2019, 2020 and 2021. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 361,503.
(2)Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 13,283,557 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 7,320,392 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan, 423,884 shares available for issuance as options, shares of restricted stock or performance shares under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan; 880,119 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan; and 2,584,377 shares available for issuance under the Company’s Employee Stock Purchase Plan. No new grants may be made under the 1998 Stock Incentive Plan, which expired by its terms in June 2008.

MOODY'S 2021 10-K     39

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Composite Index and the Russell 3000 Financial Services Index. Both of the aforementioned indexes are easily accessible to the Company’s shareholders in newspapers, the internet and other readily available sources for purposes of the following graph.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2016. The comparison also assumes the reinvestment of dividends, if any. The total return for the common stock was 335% during the performance period as compared with a total return during the same period of 133% and 110% for the S&P 500 Composite Index and the Russell 3000 Financial Services Index, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the S&P 500 Index
and the Russell 3000 Financial Services Index

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Moody’s Corporation	$100.00	$158.51	$152.01	$260.32	$320.91	$435.06
S&P 500 Composite Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Russell 3000—Financial Services Index	$100.00	$119.95	$109.93	$146.12	$155.77	$209.63

The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
40     MOODY'S 2021 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 66 and Item 1A. “Risk Factors” commencing on page 27 for a discussion of uncertainties, risks and other factors associated with these statements.
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
MA is a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on the reopening of its offices and its business travel policies. As of the date of the filing of this annual report on Form 10-K, the Company has reopened most of its offices for employees to access on a voluntary basis.
The COVID-19 pandemic has not had a material adverse impact on the Company's reported results to date and is currently not expected to have a material adverse impact on its near-term outlook. However, Moody's is unable to predict the longer-term impact that the pandemic may have on its business, future results of operations, financial position or cash flows due to numerous uncertainties. Refer to Item 1A. “Risk Factors” for further disclosure relating to the risks of the COVID-19 pandemic on the Company's business.
CRITICAL ACCOUNTING ESTIMATES
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its critical accounting estimates. Actual results may differ from these estimates under different assumptions or conditions. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that are uncertain at the time the accounting estimates are made and changes to those estimates could have a material impact on the Company’s consolidated results of operations or financial condition.
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

MOODY'S 2021 10-K     41

The RMS business was acquired on September 15, 2021 and $1,266 million of goodwill was assigned to the MA reporting unit consisting of risk-management software, workflow and CRE solutions, $90 million was assigned to the MIS reporting unit, and $20 million was assigned to the MA reporting unit consisting of businesses offering data and data-driven analytical solutions. In addition, the Company acquired PassFort on November 30, 2021 and $138 million of goodwill was assigned to the reporting unit consisting of businesses offering data and data-driven analytical solutions. As the acquisitions of these businesses were completed after the Company's annual impairment assessment date of July 31, 2021, goodwill acquired in these transactions was not subject to the Company's impairment assessment described below.
The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the Company assesses various qualitative factors to determine whether the fair value of a reporting unit may be less than its carrying amount. If a determination is made based on the qualitative factors that an impairment does not exist, the Company is not required to perform further testing. If the aforementioned qualitative assessment results in the Company concluding that it is more likely than not that the fair value of a reporting unit may be less than its carrying amount, the fair value of the reporting unit will be quantitatively determined and compared to its carrying value including goodwill. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired, and the Company is not required to perform further testing. If the fair value of the reporting unit is less than the carrying value, the Company will record a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value. The Company evaluates its reporting units on an annual basis, or more frequently if there are changes in the reporting structure of the Company due to acquisitions, realignments or if there are indicators of potential impairment. For the reporting units where the Company is consistently able to conclude that no impairment exists using only a qualitative approach, the Company’s accounting policy is to perform the second step of the aforementioned goodwill impairment assessment at least once every three years.
Annual goodwill impairment assessment performed at July 31, 2021
At July 31, 2021, the Company performed quantitative assessments for each of the four reporting units. These quantitative assessments were performed to provide new baseline valuations under the aforementioned new reporting unit structure. These quantitative assessments resulted in fair values that significantly exceeded carrying value for all reporting units.
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
Matters concerning the ICRA reporting unit
ICRA has reported various matters relating to: (i) an adjudication order and fine imposed (and subsequently enhanced) by the Securities and Exchange Board of India (SEBI) in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries, which are being appealed by ICRA; (ii) the completion of internal examinations regarding various anonymous complaints, and actions taken by ICRA’s board based on the examinations’ findings; and (iii) a separate internal examination of certain allegations against two former senior ICRA officials. An unfavorable resolution of the aforementioned matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, at July 31, 2021. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.
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
The sensitivity analyses on the future cash flows and WACC assumptions are described below. These key assumptions utilized in the discounted cash flow valuation methodology require significant management judgment:
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
42     MOODY'S 2021 10-K

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
Allocating consideration to performance obligations:
Management judgment is required in the determination of the SSP, which is utilized to allocate the transaction price to each distinct performance obligation at contract inception when the contract includes multiple distinct performance obligations.
In the MIS segment, the SSP for both ratings and monitoring services is generally based upon directly observable selling prices where the rating or monitoring service is sold separately.
MOODY'S 2021 10-K     43

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
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns and industry or class of customers to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are grouped based on aging category. A reserve rate is calculated for each aging category, which is generally based on historical information, and is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and reasonable and supportable forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.
The impact on operating income relating to a one percentage point change in the Company's reserve rates would be approximately $18 million.
44     MOODY'S 2021 10-K

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
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2021 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
Moody’s major assumptions vary by plan and assumptions used are set forth in Note 15 to the consolidated financial statements. In determining these assumptions, the Company consults with third-party actuaries and other advisors as deemed appropriate. While the Company believes that the assumptions used in its calculations are reasonable, differences in actual experience or changes in assumptions could have a significant effect on the expenses, assets and liabilities related to the Company’s Retirement Plans. Additionally, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2021 to accompany the Pri2012 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.
When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2021 that have not been recognized in annual expense are $65 million, and Moody’s expects to recognize a net periodic expense of $4 million in 2022 related to the amortization of actuarial losses.
For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the impact of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2021, the Company has an unrecognized asset gain of $44 million, of which $13 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets component of 2022 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2022 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2022 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2022	Estimated Impact on 2022 Income before Provision for Income Taxes (Decrease)/Increase
Weighted Average Discount Rates (1)	2.60%/2.65%	$(10)
Weighted Average Assumed Compensation Growth Rate	3.63%	$1
Assumed Long-Term Rate of Return on Pension Assets	5.05%	$(5)
(1)Weighted average discount rates of 2.60% and 2.65% for pension plans and Other Retirement Plans, respectively.
Based on current projections, the Company estimates that expenses related to Retirement Plans will be approximately $13 million in 2022, a decrease compared to the $31 million recognized in 2021.
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
MOODY'S 2021 10-K     45

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
Investments in Non-consolidated Affiliates
Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. These investments are written down to fair value if there is evidence of a loss in value that is other-than-temporary.
For equity investments without a readily determinable fair value for which the Company does not have significant influence, Moody's generally elects to measure these investments at cost, less impairment, adjusted for subsequent observable price changes as of the date that an observable transaction takes place.
The Company performs an assessment on a quarterly basis to determine if there are indicators of impairment for its investments in non-consolidated affiliates. If there are indicators of impairment, the Company estimates the investment’s fair value and records an impairment if the carrying value of the investment exceeds its fair value.
In situations where estimation of fair value is required for investments in non-consolidated affiliates, the Company considers various factors, including: recent observable investee equity transactions, comparable public company/precedent transaction multiples and discounted cash flow models. The estimation of fair value for these investments may involve significant judgment.
Other Estimates
In addition to the critical accounting estimates described above, there are other accounting estimates within Moody’s consolidated financial statements. Management believes the current assumptions and other considerations used to estimate amounts reflected in Moody’s consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in Moody’s consolidated financial statements, the resulting changes could have a material adverse effect on Moody’s consolidated results of operations or financial condition.
See Note 2 to the consolidated financial statements for further information on significant accounting policies that impact Moody’s.
REPORTABLE SEGMENTS
The Company is organized into two reportable segments at December 31, 2021: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 22 to the consolidated financial statements.
RESULTS OF OPERATIONS
This section of this Form 10-K generally discusses year ended December 31, 2021 and 2020 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2019 financial results and year-to-year comparisons between the years ended December 31, 2020  and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Regulatory DataCorp on February 13, 2020;
–Acquire Media on October 21, 2020;
–ZM Financial Systems on December 7, 2020;
–Catylist on December 30, 2020;
–Cortera on March 19, 2021;
–RMS on September 15, 2021; and
–RealXData on September 17, 2021.
–Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition activity.
46     MOODY'S 2021 10-K

Year ended December 31, 2021 compared with year ended December 31, 2020
Executive Summary
The following table provides an executive summary of key operating results for the year ended December 31, 2021. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Year Ended December 31,
Financial measure:	2021	2020	% Change Favorable / (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$6,218	$5,371	16%	— reflects strong growth in both segments
MIS External Revenue	$3,812	$3,292	16%	— strong growth mainly driven by leveraged finance issuance as issuers refinanced existing debt and funded M&A activity; and — increased CLO and CMBS activity amid favorable market conditions
MA External Revenue	$2,406	$2,079	16%
— strong growth in KYC and compliance solutions, as well as research and data feeds;
— inorganic growth from acquisitions;
— ongoing recurring revenue growth in ERS from subscription-based sales to banking, insurance and asset management customers; and
— favorable changes in FX translation rates; partially offset by:
— a decline in ERS transaction-based revenue reflecting MA's strategic shift to higher margin SaaS-based products, which produce recurring revenue

Total operating and SG&A expenses	$3,117	$2,704	(15%)
 — Approximately seven percentage points of the growth reflects inorganic expenses from acquisitions, including $22 million in acquisition-related costs for RMS; and
— Approximately five percentage points of the growth reflects higher incentive compensation, stock-based compensation, and commissions aligned with operating performance.

Total non-operating (expense) income, net	$(89)	$(159)	44%
— a $45 million benefit related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions; and
— a $36 million non-cash gain relating to the exchange of the Company's minority investment in VisibleRisk for shares of BitSight

Operating Margin	45.7%	44.5%	120BPS	— margin expansion reflects strong revenue growth outpacing operating expense growth
Adjusted Operating Margin	49.9%	49.7%	20BPS
ETR	19.6%	20.3%	70BPS	— higher benefits of approximately $36 million from the resolution of UTPs in 2021; partially offset by — lower Excess Tax Benefits in 2021
Diluted EPS	$11.78	$9.39	25%
— increase reflects strong operating income/Adjusted Operating Income growth as described above and includes $0.54/share and $0.20/share in benefits related to the resolution of uncertain tax positions (and related interest) in 2021 and 2020, respectively.

Adjusted Diluted EPS	$12.29	$10.15	21%
MOODY'S 2021 10-K     47

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
United States	$3,416	$2,955	16%
Non-U.S.:
EMEA	1,866	1,545	21%
Asia-Pacific	596	571	4%
Americas	340	300	13%
Total Non-U.S.	2,802	2,416	16%
Total	6,218	5,371	16%
Expenses:
Operating	1,637	1,475	(11%)
SG&A	1,480	1,229	(20%)
Restructuring	—	50	100%
Depreciation and amortization	257	220	(17%)
Loss pursuant to the divestiture of MAKS	—	9	100%
Total	3,374	2,983	(13%)
Operating income	2,844	2,388	19%
Adjusted Operating Income (1)	3,101	2,667	16%
Interest expense, net	(171)	(205)	17%
Other non-operating income, net	82	46	78%
Non-operating (expense) income, net	(89)	(159)	44%
Net income attributable to Moody’s	$2,214	$1,778	25%
Diluted weighted average shares outstanding	187.9	189.3	1%
Diluted EPS attributable to Moody’s common shareholders	$11.78	$9.39	25%
Adjusted Diluted EPS (1)	$12.29	$10.15	21%
Operating margin	45.7%	44.5%
Adjusted Operating Margin (1)	49.9%	49.7%
Effective tax rate	19.6%	20.3%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.

GLOBAL REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________
48     MOODY'S 2021 10-K

Global revenue ⇑ $847 million	U.S. Revenue ⇑ $461 million	Non-U.S. Revenue ⇑ $386 million
The increase in global revenue reflected growth in both reportable segments. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Operating Expense ⇑ $162 million	SG&A Expense ⇑ $251 million
------------------------------------------------

Compensation expenses increased $126 million reflecting:	Compensation expenses increased $133 million reflecting:
— higher incentive and stock-based compensation accruals aligned with financial and operating performance;	— higher incentive and stock-based compensation accruals aligned with financial and operating performance;
— inorganic growth from acquisitions; and	— inorganic growth from acquisitions; and
— hiring and salary increases	— hiring and salary increases

Non-compensation expenses increased $36 million reflecting:	Non-compensation expenses increased $118 million reflecting:
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— operational costs associated with recent acquisitions	— costs associated with recent acquisitions, including $22 million in RMS acquisition-related costs

Other Expenses
The restructuring charge of $50 million in 2020 primarily relates to:
–the non-cash impairment of certain leased real estate assets (ROU Assets and leasehold improvements) pursuant to the rationalization of certain real estate in response to the COVID-19 pandemic; and
–severance costs associated with a strategic realignment in the MA segment.
Further detail on the Company's restructuring programs are more fully discussed in Note 11 to the consolidated financial statements.
The 2020 amount includes a $9 million loss pursuant to the divestiture of MAKS relating to customary post-closing completion adjustments pursuant to the sale of the business in the fourth quarter of 2019.

Operating margin 45.7%, up 120 BPS	Adjusted Operating Margin 49.9%, up 20 BPS
Operating margin and Adjusted Operating Margin expansion reflects strong revenue growth outpacing growth in total operating expenses.

MOODY'S 2021 10-K     49

Interest Expense, net ⇓ $34 million	Other non-operating income ⇑ $36 million

The decrease in expense is primarily due to:	The increase in income is primarily due to:
— approximately $40 million higher benefit in 2021 related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions;	— a $36 million non-cash gain relating to the exchange of the Company's minority investment in VisibleRisk for shares of BitSight; and
— a decrease of $11 million in prepayment penalties on the early repayment of long-term debt;	— higher income of $18 million in 2021 on certain of the Company's investments in non-consolidated affiliates;
partially offset by	partially offset by
— a $15 million lower benefit from cross currency swaps (more fully discussed in Note 7 to the consolidated financial statements).	— a $13 million benefit in 2020 relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture; and

— a $13 million loss on a forward contract used to hedge a portion of the GBP denominated RMS purchase price.

ETR ⇓ 70BPS
The 2021 and 2020 ETR include $70 million and $34 million, respectively, in tax benefits relating to the resolution of uncertain tax positions. The aforementioned benefit to the 2021 ETR was diluted by higher income before provision for income taxes compared to the prior year. Additionally, there was a $29 million decrease in Excess Tax Benefits in 2021 compared to the prior year.

Diluted EPS ⇑ $2.39	Adjusted Diluted EPS ⇑ $2.14

Diluted EPS in 2021 of $11.78 increased $2.39 compared to 2020, mainly due to higher operating income. Diluted EPS in 2021 and 2020 also include $0.54/share and $0.20/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions (and related interest).

Adjusted Diluted EPS of $12.29 in 2021 increased $2.14 compared to 2020 (refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS) mainly due to higher Adjusted Operating Income. Adjusted Diluted EPS in 2021 and 2020 includes $0.54/share and $0.20/share, respectively, in benefits related to the aforementioned resolution of uncertain tax positions (and related interest). Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

50     MOODY'S 2021 10-K

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Corporate finance (CFG)	$2,087	$1,857	12%
Financial institutions (FIG)	602	530	14%
Public, project and infrastructure finance (PPIF)	521	496	5%
Structured finance (SFG)	560	362	55%
Total ratings revenue	3,770	3,245	16%
MIS Other	42	47	(11%)
Total external revenue	3,812	3,292	16%
Intersegment royalty	165	148	11%
Total	3,977	3,440	16%
Expenses:
Operating and SG&A (external)	1,496	1,380	(8%)
Operating and SG&A (intersegment)	7	7	—%
Total operating and SG&A	1,503	1,387	(8%)
Adjusted Operating Income	$2,474	$2,053	21%
Adjusted Operating Margin	62.2%	59.7%

Restructuring	(1)	19	105%
Depreciation and amortization	72	70	(3%)
The following chart presents changes in rated issuance volumes compared to 2020. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S 2021 10-K     51

MOODY'S INVESTORS SERVICE REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

MIS: Global revenue ⇑ $520 million	U.S. Revenue ⇑ $276 million	Non-U.S. Revenue ⇑ $244 million
–The increase in global MIS revenue reflected strong growth across all ratings LOBs.
–Transaction revenue grew $458 million compared to the same period in the prior year.

CFG REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

CFG: Global revenue ⇑ $230 million	U.S. Revenue ⇑ $93 million	Non-U.S. Revenue ⇑ $137 million
Global CFG revenue for the years ended December 31, 2021 and 2020 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
52     MOODY'S 2021 10-K

The increase in CFG revenue of 12% reflected growth both in the U.S. (7%) and internationally (24%), which resulted in a $199 million increase in transaction revenue.
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
FIG REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

FIG: Global revenue ⇑ $72 million	U.S. Revenue ⇑ $39 million	Non-U.S. Revenue ⇑ $33 million

Global FIG revenue for the years ended December 31, 2021 and 2020 was comprised as follows:
The increase in FIG revenue of 14% reflected growth both in the U.S. (16%) and internationally (12%) which resulted in a $55 million increase in transaction revenue compared to the prior year.
The most notable driver of the increase was higher banking revenue in the U.S. and EMEA reflecting both the benefit of favorable changes in product mix and pricing increases coupled with opportunistic issuer activity in light of favorable market conditions.

MOODY'S 2021 10-K     53

PPIF REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $25 million	U.S. Revenue ⇓ $7 million	Non-U.S. Revenue ⇑ $32 million

Global PPIF revenue for the years ended December 31, 2021 and 2020 was comprised as follows:
Transaction revenue increased $17 million compared to the same period in the prior year.
The 5% increase in PPIF revenue reflected growth internationally (17%) partially offset be a slight decline in the U.S. (2%). The growth was driven by:
–higher project and infrastructure finance revenue which benefitted from favorable changes in product mix and pricing increases;
partially offset by:
–a decline in U.S. public finance revenue, as issuance volumes fell given higher issuer liquidity following strong issuance in the prior year and from the infusion of federal funding related to the COVID-19 crisis.

54     MOODY'S 2021 10-K

SFG REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

SFG: Global revenue ⇑ $198 million	U.S. Revenue ⇑ $150 million	Non-U.S. Revenue ⇑ $48 million
Global SFG revenue for the years ended December 31, 2021 and 2020 was comprised as follows:
The increase in SFG revenue of 55% reflected growth both in the U.S. (70%) and internationally (32%). Transaction revenue increased $187 million. The most notable drivers of the growth in SFG revenue were:
–an increase in CLO refinancing and securitization activity as a result of:
–favorable market conditions for this asset class in the U.S. and EMEA;
–higher issuance to complete deals prior to the expected market transition from LIBOR
–an increase in U.S. CMBS activity reflecting a narrowing of credit spreads for this asset class compared to a challenging prior year period when securitization activity for retail and hotel properties was adversely impacted by the COVID-19 crisis.
Foreign currency translation favorably impacted SFG revenue by two percentage points.

MOODY'S 2021 10-K     55

MIS: Operating and SG&A Expense ⇑ $116 million

The growth reflects a $93 million and $23 million increase in compensation and non-compensation expenses, respectively. The most notable drivers of these increases are as follows:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— higher incentive and stock-based compensation accruals aligned with financial and operating performance	— higher costs to support the Company’s initiative to enhance technology infrastructure to enable automation, innovation and efficiency as well as to support business growth;

partially offset by:
— lower estimates for credit losses primarily reflecting an increase in reserves in 2020 resulting from the anticipated impact of the COVID-19 crisis

Other Expenses
The restructuring charge in 2020 relates to the Company's restructuring programs as more fully discussed in Note 11 to the consolidated financial statements.

MIS: Adjusted Operating Margin 62.2% ⇑ 250BPS
MIS Adjusted Operating Margin increased reflecting strong revenue growth partially offset by growth in operating and SG&A expenses.

56     MOODY'S 2021 10-K

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2021	2020
Revenue:
Research, data and analytics (RD&A)	$1,745	$1,514	15%
Enterprise risk solutions (ERS)	661	565	17%
Total external revenue	2,406	2,079	16%
Intersegment revenue	7	7	—%
Total MA Revenue	2,413	2,086	16%
Expenses:
Operating and SG&A (external)	1,621	1,324	(22%)
Operating and SG&A (intersegment)	165	148	(11%)
Total operating and SG&A	1,786	1,472	(21%)
Adjusted Operating Income	$627	$614	2%
Adjusted Operating Margin	26.0%	29.4%

Restructuring	1	31	97%
Depreciation and amortization	185	150	(23%)
Loss pursuant to the divestiture of MAKS	—	9	100%

MOODY'S ANALYTICS REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

MA: Global revenue ⇑ $327 million	U.S. Revenue ⇑ $185 million	Non-U.S. Revenue ⇑ $142 million
The 16% increase in global MA revenue reflects strong growth both in the U.S. (21%) and internationally (12%).
–Foreign currency translation favorably impacted MA revenue by two percentage points.
–Organic revenue growth was 9%.

MOODY'S 2021 10-K     57

RD&A REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

RD&A: Global revenue ⇑ $231 million	U.S. Revenue ⇑ $90 million	Non-U.S. Revenue ⇑ $141 million
Global RD&A revenue grew 15% compared to 2020 reflecting growth in the U.S. (13%) and internationally (17%). The most notable drivers of the growth include:
–strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
–strong renewals and new sales related to credit research and data feeds; and
–inorganic revenue growth from acquisitions.
Foreign currency translation favorably impacted RD&A revenue by two percentage points.
Organic revenue growth for RD&A was 12%.

ERS REVENUE
2021----------------------------------------------------------------------------------------------------------------------2020
__________________________________________________________________________________________________________________________________________________________

ERS: Global revenue ⇑ $96 million	U.S. Revenue ⇑ $95 million	Non-U.S. Revenue ⇑ $1 million
Global ERS revenue increased 17% compared to 2020, mainly from growth in the U.S. (43%). Recurring revenue grew 30% compared to 2020. Transaction revenue declined by 32% compared to 2020.

58     MOODY'S 2021 10-K

The most notable drivers of the growth reflected:
–inorganic revenue growth from the acquisitions of RMS and ZMFS;
–growth in subscription-based revenue, most notably for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts and demand from asset managers for risk management solutions; and
–favorable foreign currency translation which impacted revenue by two percentage points.
partially offset by:
–lower non-recurring software and services revenue due to a de-emphasizing of these lower margin offerings.
Organic total revenue and organic recurring revenue for ERS grew 1% and 11%, respectively. Organic transaction revenue declined 38%.

MA: Operating and SG&A Expense ⇑ $297 million
The increase in operating and SG&A expenses compared to 2020 reflected growth in both compensation and non-compensation costs of $167 million and $130 million, respectively. The most notable drivers of this growth were:

Compensation costs	Non-compensation costs
— salary increases and inorganic expense growth from acquisitions;	— accelerated spending relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— higher incentive compensation accruals aligned with financial and operating performance; and
— unfavorable changes in FX translation rates	— costs associated with recent acquisitions, including $22 million in RMS acquisition-related costs

Other Expenses
The restructuring charge in 2020 relates to the Company's restructuring programs as more fully discussed in Note 11 to the consolidated financial statements.
The $9 million loss pursuant to the divestiture of MAKS in 2020 is related to a customary post-closing completion adjustment pursuant to the sale of the business in the fourth quarter of 2019.

MA: Adjusted Operating Margin 26.0% ⇓ 340BPS
The Adjusted Operating Margin contraction for MA reflects operating expense growth outpacing RD&A and ERS revenue growth.
MOODY'S 2021 10-K     59

MARKET RISK
Foreign exchange risk:
Moody’s maintains a presence in more than 40 countries. In 2021, approximately 42% of the Company’s revenue and approximately 38% of the Company expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2021, approximately 52% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
The effects of revaluing assets and liabilities that are denominated in currencies other than a subsidiary’s functional currency are charged to other non-operating income (expense), net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forwards to partially mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. The following table shows the impact to the fair value of the forward contracts if currencies being purchased were to weaken by 10%:

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$12 million unfavorable impact
U.S. dollar	Canadian dollar	$11 million unfavorable impact
U.S. dollar	Euro	$36 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact
U.S. dollar	Singapore dollar	$6 million unfavorable impact
U.S. dollar	Indian Rupee	$1 million unfavorable impact
U.S. dollar	Russian Ruble	$1 million unfavorable impact
British pound	U.S. dollar	$21 million unfavorable impact
$90 million unfavorable impact
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
Cross-currency swaps
As of December 31, 2021, the Company had the following derivative instruments designated as hedges of euro denominated net investments in subsidiaries:
–Cross-currency swaps to exchange an aggregate amount of €909 million with corresponding euro fixed interest rates for an aggregate amount of $1,050 million with corresponding USD fixed interest rates.
–Cross-currency swaps to exchange an aggregate amount of €1,179 million with corresponding interest based on the floating 3-month EURIBOR for an aggregate amount of $1,350 million with corresponding interest based on the floating 3-month U.S. LIBOR.
If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $237 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Euro-denominated debt
As of December 31, 2021, the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $142 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.
60     MOODY'S 2021 10-K

Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR-based swap rate would result in an approximate $69 million change to the fair value of the swap, which would be offset by the change in fair value of the hedged item.
Additional information on these interest rate swaps is disclosed in Note 7 to the consolidated financial statements located in Item 8 of this Form 10-K.
Moody’s cash equivalents consist of investments in high-quality investment-grade securities within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market deposit accounts and certificates of deposit and by limiting the amount it can invest with any single issuer. Short-term investments primarily consist of certificates of deposit.
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
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable (unfavorable)
	2021	2020
Net cash provided by operating activities	$2,005	$2,146	$(141)
Net cash used in investing activities	$(2,619)	$(1,077)	$(1,542)
Net cash used in financing activities	$(122)	$(351)	$229
Free Cash Flow (1)	$1,866	$2,043	$(177)
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities decreased $141 million compared to the prior year reflecting:
–higher cash paid for income taxes of $418 million, which includes amounts pursuant to the settlement of UTPs; and
–various changes in working capital, most notably from higher accounts receivable balances at December 31, 2021 resulting from the Company's strong performance in the fourth quarter of 2021;
partially offset by:
–an increase in net income compared to the same period in the prior year reflecting the Company's strong performance in 2021 (see section entitled “Results of Operations” for further discussion);
–a $99 million contribution to the Company's funded pension plan in 2020 that did not recur in 2021; and
–a $68 million payment made in conjunction with the settlement of a treasury lock interest rate forward contract in 2020 that did not recur in 2021.
Net cash used in investing activities
The $1,542 million increase in cash flows used in investing activities compared to 2020 primarily reflects:
–an increase in cash paid for acquisitions of $1,282 million (refer to Note 9 to the consolidated financial statements for further discussion on the Company's M&A activity); and
MOODY'S 2021 10-K     61

–$250 million of cash paid for a minority investment in BitSight (refer to Note 13 to the consolidated financial statements for further discussion on the Company's investments in non-consolidated affiliates).
Net cash used in financing activities
The $229 million decrease in cash used in financing activities was primarily attributed to:
–the net issuance of $1.2 billion in long-term debt during 2021 compared to a net issuance of $691 million during 2020;
partially offset by:
–an increase in cash paid for treasury share repurchases of $247 million compared to the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.9 billion at December 31, 2021 included approximately $1.5 billion located outside of the U.S. Approximately 26% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At December 31, 2021, Moody’s had $7.4 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2021 is as follows:
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $3.3 billion, of which approximately $212 million is expected to be paid over the next twelve months. For additional information on the Company's outstanding debt, CP program and 2021 Facility, refer to Note 18 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of December 31, 2021, these purchase obligations totaled $233 million, of which $133 million is expected to be paid in the next twelve months.

62     MOODY'S 2021 10-K

Leases
The Company has operating lease obligations of $560 million at December 31, 2021, primarily related to real estate leases, of which approximately $120 million in payments are expected over the next twelve months. For more information on the Company's operating leases, refer to Note 20 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at December 31, 2021, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term. For further information on the Company's pension and other retirement plan obligations, refer to Note 15 to the consolidated financial statements.
Dividends and share repurchases
On February 7, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share for Moody’s common stock, payable March 18, 2022 to shareholders of record at the close of business on February 25, 2022. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On December 16, 2019, the Board authorized $1 billion in share repurchase authority and on February 9, 2021, the Board approved an additional $1 billion in share repurchase authority. At December 31, 2021, the Company had approximately $1,081 million of remaining authority. Additionally, on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. There is no established expiration date for the remaining authorizations.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2022. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.
Non-GAAP Financial Measures:
In addition to its reported results, Moody’s has included in this MD&A certain adjusted results that the SEC defines as “non-GAAP financial measures.” Management believes that such adjusted financial measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and provide greater transparency to investors of supplemental information used by management in its financial and operational decision-making. These adjusted measures, as defined by the Company, are not necessarily comparable to similarly defined measures of other companies. Furthermore, these adjusted measures should not be viewed in isolation or used as a substitute for other GAAP measures in assessing the operating performance or cash flows of the Company. Below are brief descriptions of the Company’s adjusted financial measures accompanied by a reconciliation of the adjusted measure to its most directly comparable GAAP measure.
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

	Year ended December 31,
	2021	2020
Operating income	$2,844	$2,388
Adjustments:
Restructuring	—	50
Depreciation and amortization	257	220
Loss pursuant to the divestiture of MAKS	—	9
Adjusted Operating Income	$3,101	$2,667
Operating margin	45.7%	44.5%
Adjusted Operating Margin	49.9%	49.7%
MOODY'S 2021 10-K     63

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) a non-cash gain relating to the Company’s minority investment in BitSight; and iv) a loss pursuant to the divestiture of MAKS.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different ages and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges, the non-cash gain relating to the Company's minority interest in BitSight and the loss pursuant to the divestiture of MAKS are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2021		2020
Net income attributable to Moody’s common shareholders		$2,214		$1,778
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$158		$124
Tax on Acquisition-Related Intangible Amortization Expenses	(36)		(28)
Net Acquisition-Related Intangible Amortization Expenses		122		96
Pre-Tax Restructuring	$—		$50
Tax on Restructuring	—		(12)
Net Restructuring		—		38
Pre-Tax gain relating to minority investment in BitSight	$(36)		$—
Tax on gain relating to minority investment in BitSight	9		—
Net gain relating to minority investment in BitSight		(27)		—
Loss pursuant to the divestiture of MAKS		—		9
Adjusted Net Income		$2,309		$1,921
Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Year ended December 31,
	2021		2020
Diluted earnings per share attributable to Moody’s common shareholders		$11.78		$9.39
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.84		$0.66
Tax on Acquisition-Related Intangible Amortization Expenses	(0.19)		(0.15)
Net Acquisition-Related Intangible Amortization Expenses		0.65		0.51
Pre-Tax Restructuring	$—		$0.26
Tax on Restructuring	—		(0.06)
Net Restructuring		—		0.20
Pre-Tax gain relating to minority investment in BitSight	$(0.19)		$—
Tax on gain relating to minority investment in BitSight	0.05		—
Net gain relating to minority investment in BitSight		(0.14)		—
Loss pursuant to the divestiture of MAKS		—		0.05
Adjusted Diluted EPS		$12.29		$10.15
Note: the tax impacts in the table above were calculated using tax rates in effect in the jurisdiction for which the item relates.

64     MOODY'S 2021 10-K

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

	Year ended December 31,
	2021	2020
Net cash provided by operating activities	$2,005	$2,146
Capital additions	(139)	(103)
Free Cash Flow	$1,866	$2,043
Net cash used in investing activities	$(2,619)	$(1,077)
Net cash used in financing activities	$(122)	$(351)
Organic Revenue:
The Company presents the organic revenue and organic revenue growth (including organic recurring revenue and organic recurring revenue growth for the MA segment) because management deems these metrics to be useful measures which provide additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisition activity. The following table details the periods excluded from each acquisition to determine organic revenue.

Acquisition	Acquisition Date	Period excluded to determine organic revenue growth
Regulatory DataCorp	February 13, 2020	January 1, 2021 - February 12, 2021
Acquire Media	October 21, 2020	January 1, 2021 - October 20, 2021
ZM Financial Systems	December 7, 2020	January 1, 2021 - December 6, 2021
Catylist	December 30, 2020	January 1, 2021 - December 29, 2021
Cortera	March 19, 2021	March 19, 2021 - December 31, 2021
RMS	September 15, 2021	September 15, 2021 - December 31, 2021
RealXData	September 17, 2021	September 17, 2021 - December 31, 2021

Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Year Ended December 31,
Amounts in millions	2021	2020	Change	Growth
MA revenue	$2,406	$2,079	$327	16%
Inorganic revenue from acquisitions	(136)	—	(136)
Organic MA revenue	$2,270	$2,079	$191	9%

RD&A revenue	$1,745	$1,514	$231	15%
Inorganic revenue from acquisitions	(46)	—	(46)
Organic RD&A revenue	$1,699	$1,514	$185	12%

ERS revenue	$661	$565	$96	17%
Inorganic revenue from acquisitions	(90)	—	(90)
Organic ERS revenue	$571	$565	$6	1%

ERS recurring revenue	$582	$448	$134	30%
Inorganic recurring revenue from acquisitions	(84)	—	(84)
Organic ERS recurring revenue	$498	$448	$50	11%

ERS transaction revenue	$79	$117	$(38)	(32%)
Inorganic transaction revenue from acquisitions	(6)	—	(6)
Organic ERS transaction revenue	$73	$117	$(44)	(38%)

MOODY'S 2021 10-K     65

	Year Ended December 31,
Amounts in millions	2021	2020	Change	Growth
MA recurring revenue	$2,236	$1,882	$354	19%
Inorganic recurring revenue from acquisitions	(130)	—	(130)
Organic MA recurring revenue	$2,106	$1,882	$224	12%
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
Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the business and operations of the Company that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 41 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying examples of factors, risks and uncertainties that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to the impact of COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP in the U.S. and worldwide, and on Moody’s own operations and personnel; future worldwide credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets; other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates, inflation and other volatility in the financial markets such as that due to Brexit and uncertainty as companies transition away from LIBOR; the level of merger and acquisition activity in the U.S. and abroad; the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs, tax agreements and trade barriers; concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings; the introduction of competing products or technologies by other companies; pricing pressure from competitors and/or customers; the level of success of new product development and global expansion; the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations; the potential for increased competition and regulation in the EU and other foreign jurisdictions; exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which Moody’s may be subject from time to time; provisions in U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards, applicable to credit rating agencies in a manner adverse to credit rating agencies; provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes; the possible loss of key employees; failures or malfunctions of our operations and infrastructure; any vulnerabilities to cyber threats or other cybersecurity concerns; the outcome of any review by controlling tax authorities of Moody’s global tax planning initiatives; exposure to potential criminal sanctions or civil remedies if Moody’s fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which Moody’s operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials; the impact of mergers, acquisitions or other business combinations and the ability of Moody’s to successfully integrate acquired businesses; currency and foreign exchange volatility; the level of future cash flows; the levels of capital investments; and a decline in the demand for credit risk management tools by financial institutions. Other factors, risks and uncertainties relating to our acquisition of RMS could cause our actual results to differ, perhaps materially, from those indicated by these forward-looking statements, including risks relating to the integration of RMS’s operations, products and employees into Moody’s and the possibility that anticipated
66     MOODY'S 2021 10-K

synergies and other benefits of the acquisition will not be realized in the amounts anticipated or will not be realized within the expected timeframe; risks that the acquisition could have an adverse effect on the business of RMS or its prospects, including, without limitation, on relationships with vendors, suppliers or customers; claims made, from time to time, by vendors, suppliers or customers; changes in the U.S., Europe (primarily the U.K.), Japan, India or global marketplaces that have an adverse effect on the business of RMS. These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are currently, or in the future could be, amplified by the COVID-19 outbreak, and are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2021, and in other filings made by Moody’s from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on Moody’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for Moody’s to predict new factors, nor can Moody’s assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 on page 60 of this annual report on Form 10-K.
MOODY'S 2021 10-K     67

ITEM 8.     FINANCIAL STATEMENTS
Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
68     MOODY'S 2021 10-K

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
Management of the Company evaluated and assessed the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2021 did not include the internal controls of RMS, which was acquired during our fiscal year ended December 31, 2021 and will be included in our assessment of and conclusion on the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022. The total assets (excluding acquired goodwill and intangible assets which are included within the scope of this assessment) and revenues of RMS represent approximately $333 million and $81 million, respectively, of the corresponding amounts in our consolidated financial statements for the fiscal year ended December 31, 2021.
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of Moody's internal control over financial reporting as of December 31, 2021.

/s/ ROBERT FAUBER
Robert Fauber
President and Chief Executive Officer

/s/ MARK KAYE
Mark Kaye
Executive Vice President and Chief Financial Officer

February 18, 2022
MOODY'S 2021 10-K     69

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody’s Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired RMS during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, RMS’s internal control over financial reporting associated with total assets of $333 million and total revenues of $81 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of RMS.
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
70     MOODY'S 2021 10-K

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
Carrying value of goodwill
As discussed in Note 10 to the consolidated financial statements, the goodwill balance as of December 31, 2021 was $5,999 million. The Company evaluates its reporting units for impairment on an annual basis, or more frequently if there are changes in the reporting structure of the Company or indicators of potential impairment. The Company has four primary reporting units as of December 31, 2021: two within the Company’s Moody’s Investors Service segment and two within the Moody’s Analytics segment.
We identified the assessment of the carrying value of goodwill in the reporting units within the Moody’s Analytics segment as a critical audit matter due to the significant degree of judgment required in evaluating assumptions about revenue growth rates and the discount rates used to measure the reporting unit fair values.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls related to revenue growth rates and the discount rates used to measure the reporting unit fair values. We evaluated management’s judgments relating to the assumed revenue growth rates by comparing the Company’s revenue growth rates to the Company’s underlying business strategies and growth plans. We evaluated management’s judgments relating to the Company’s discount rates by comparing them to appropriate benchmark interest rates. We also performed sensitivity analyses to assess the impact of alternative assumptions on management’s impairment conclusion. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the significant assumptions used to develop the discount rates, including the relevance and reliability of the information used.
Gross uncertain tax positions
As discussed in Note 17 to the consolidated financial statements, the Company has recorded uncertain tax positions (UTPs), excluding associated interest, of $388 million as of December 31, 2021. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
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
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 18, 2022
MOODY'S 2021 10-K     71

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$6,218	$5,371	$4,829
Expenses
Operating	1,637	1,475	1,387
Selling, general and administrative	1,480	1,229	1,167
Restructuring	—	50	60
Depreciation and amortization	257	220	200
Acquisition-Related Expenses	—	—	3
Loss pursuant to the divestiture of MAKS	—	9	14
Total expenses	3,374	2,983	2,831
Operating income	2,844	2,388	1,998
Non-operating (expense) income, net
Interest expense, net	(171)	(205)	(208)
Other non-operating income, net	82	46	20
Non-operating (expense) income, net	(89)	(159)	(188)
Income before provision for income taxes	2,755	2,229	1,810
Provision for income taxes	541	452	381
Net income	2,214	1,777	1,429
Less: Net (loss) income attributable to noncontrolling interests	—	(1)	7
Net income attributable to Moody’s	$2,214	$1,778	$1,422
Earnings per share
Basic	$11.88	$9.48	$7.51
Diluted	$11.78	$9.39	$7.42
Weighted average shares outstanding
Basic	186.4	187.6	189.3
Diluted	187.9	189.3	191.6
The accompanying notes are an integral part of the consolidated financial statements.
72     MOODY'S 2021 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$2,214			$1,777			$1,429
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(303)	$11	$(292)	$361	$(13)	$348	$(22)	$(1)	$(23)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	—	—	—	32	—	32
Net gains (losses) on net investment hedges	319	(77)	242	(364)	91	(273)	35	(9)	26
Net investment hedges - reclassification of gains included in net income	(2)	1	(1)	(1)	—	(1)	(3)	1	(2)
Cash Flow Hedges:
Net losses on cash flow hedges	—	—	—	(68)	17	(51)	—	—	—
Reclassification of losses included in net income	2	—	2	3	(1)	2	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	19	(5)	14	8	(2)	6	3	(1)	2
Net actuarial gains (losses) and prior service costs	73	(18)	55	(42)	10	(32)	(32)	8	(24)
Total Other Comprehensive Income (Loss)	$108	$(88)	$20	$(103)	$102	$(1)	$13	$(2)	$11
Comprehensive Income			2,234			1,776			1,440
Less: comprehensive (loss) income attributable to noncontrolling interests			(2)			(8)			11
Comprehensive Income Attributable to Moody’s			$2,236			$1,784			$1,429
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2021 10-K     73

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,811	$2,597
Short-term investments	91	99
Accounts receivable, net of allowances for credit losses of $32 in 2021 and $34 in 2020	1,720	1,430
Other current assets	389	383
Total current assets	4,011	4,509
Property and equipment, net	347	278
Operating lease right-of-use assets	438	393
Goodwill	5,999	4,556
Intangible assets, net	2,467	1,824
Deferred tax assets, net	384	334
Other assets	1,034	515
Total assets	$14,680	$12,409
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,142	$1,039
Current portion of operating lease liabilities	105	94
Deferred revenue	1,249	1,089
Total current liabilities	2,496	2,222
Non-current portion of deferred revenue	86	98
Long-term debt	7,413	6,422
Deferred tax liabilities, net	488	404
Uncertain tax positions	388	483
Operating lease liabilities	455	427
Other liabilities	438	590
Total liabilities	11,764	10,646
Contingencies (Note 21)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2021 and December 31, 2020, respectively.	3	3
Capital surplus	885	735
Retained earnings	12,762	11,011
Treasury stock, at cost; 157,262,484 and 155,808,563 shares of common stock at December 31, 2021 and December 31, 2020, respectively	(10,513)	(9,748)
Accumulated other comprehensive loss	(410)	(432)
Total Moody’s shareholders’ equity	2,727	1,569
Noncontrolling interests	189	194
Total shareholders’ equity	2,916	1,763
Total liabilities and shareholders’ equity	$14,680	$12,409
The accompanying notes are an integral part of the consolidated financial statements.
74     MOODY'S 2021 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$2,214	$1,777	$1,429
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	257	220	200
Stock-based compensation	175	154	136
Deferred income taxes	(218)	(44)	(38)
Prepayment penalty relating to early redemption of debt	13	24	12
Non-cash gain related to minority interest in BitSight	(36)	—	—
Settlement of treasury rate lock	—	(68)	—
ROU asset impairment & other non-cash restructuring/impairment charges	—	36	38
Loss pursuant to the divestiture of MAKS	—	9	14
Changes in assets and liabilities:
Accounts receivable	(257)	31	(134)
Other current assets	(12)	(38)	(88)
Other assets	(26)	(49)	(69)
Lease obligations	(11)	(10)	(16)
Accounts payable and accrued liabilities	80	247	65
Deferred revenue	65	(29)	76
Unrecognized tax positions and other non-current tax liabilities	(184)	(12)	8
Other liabilities	(55)	(102)	42
Net cash provided by operating activities	2,005	2,146	1,675
Cash flows from investing activities
Capital additions	(139)	(103)	(69)
Purchases of investments	(437)	(181)	(138)
Sales and maturities of investments	147	104	174
Cash received upon disposal of a business, net of cash transferred to purchaser	—	—	226
Cash paid for acquisitions, net of cash acquired	(2,179)	(897)	(162)
Receipts from settlements of net investment hedges	37	2	12
Payments for settlements of net investment hedges	(48)	(2)	(7)
Net cash (used in) provided by investing activities	(2,619)	(1,077)	36
Cash flows from financing activities
Issuance of notes	1,672	1,491	824
Repayment of notes	(500)	(800)	(950)
Issuance of commercial paper	—	789	1,317
Repayment of commercial paper	—	(792)	(1,320)
Proceeds from stock-based compensation plans	38	51	45
Repurchase of shares related to stock-based compensation	(83)	(104)	(77)
Treasury shares	(750)	(503)	(991)
Dividends	(463)	(420)	(378)
Dividends to noncontrolling interests	(5)	(1)	(3)
Payment for noncontrolling interest	—	(23)	(12)
Debt issuance costs, extinguishment costs and related fees	(31)	(39)	(18)
Net cash used in financing activities	(122)	(351)	(1,563)
Effect of exchange rate changes on cash and cash equivalents	(50)	47	(1)
(Decrease) increase in cash and cash equivalents	(786)	765	147
Cash and cash equivalents, beginning of period	2,597	1,832	1,685
Cash and cash equivalents, end of period	$1,811	$2,597	$1,832
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2021 10-K     75

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
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

(continued on next page)
76     MOODY'S 2021 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				1,778				1,778	—	1,778
Dividends ($2.24 per share)				(421)				(421)	(3)	(424)
Adoption of New Credit Losses Accounting Standard				(2)				(2)		(2)
Stock-based compensation			154					154		154
Shares issued for stock-based compensation plans at average cost, net			(58)		1.4	5		(53)		(53)
Purchase of noncontrolling interest			(3)					(3)	(14)	(17)
Treasury shares repurchased			—		(2.0)	(503)		(503)		(503)
Currency translation adjustment, net of net investment hedge activity (net of tax of $78 million)							82	82	(8)	74
Net actuarial losses and prior service cost (net of tax of $10 million)							(32)	(32)		(32)
Amortization of prior service costs and actuarial losses (net of tax of $2 million)							6	6		6
Net realized and unrealized loss on cash flow hedges (net of tax of $16 million)							(49)	(49)		(49)
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763

The accompanying notes are an integral part of the consolidated financial statements.

(continued on next page)
MOODY'S 2021 10-K     77

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				2,214				2,214	—	2,214
Dividends ($2.48 per share)				(463)				(463)	(3)	(466)
Stock-based compensation			175					175		175
Shares issued for stock-based compensation plans at average cost, net			(25)		0.7	(15)		(40)		(40)
Treasury shares repurchased			—		(2.2)	(750)		(750)		(750)
Currency translation adjustment, net of net investment hedge activity (net of tax of $65 million)							(49)	(49)	(2)	(51)
Net actuarial gains and prior service cost (net of tax of $18 million)							55	55		55
Amortization of prior service costs/ actuarial losses and settlement charge (net of tax of $5 million)							14	14		14
Net realized and unrealized gain on cash flow hedges							2	2		2
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916

The accompanying notes are an integral part of the consolidated financial statements.
78     MOODY'S 2021 10-K

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
MA is a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
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
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance, ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), issued in March 2020. ASU No. 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Both ASU's were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022 as the transition from LIBOR is completed. Refer to Recently Issued Accounting Pronouncements in Note 2 for further information.
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
On January 1, 2021, the Company adopted ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments.” This ASU clarifies and improves guidance related to the recently issued standards updates on credit losses, hedging, and recognition and measurement of financial instruments. The Company adopted this ASU prospectively and it did not have a material impact on the Company's financial statements.
MOODY'S 2021 10-K     79

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
NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis whereby the Company records its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received reduce the carrying amount of the investment. Equity investments without a readily determinable fair value for which the Company does not have significant influence are accounted for under the ASC 321 measurement alternative; these investments are recorded at initial cost, less impairment, adjusted upward or downward for any observable price changes in similar investments. The Company applies the guidelines set forth in Topic 810 of the ASC in assessing its interests in variable interest entities to decide whether to consolidate an entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under Topic 810 of the ASC. The Company consolidates its ICRA subsidiaries on a three month lag.
Cash and Cash Equivalents
Cash equivalents principally consist of investments in money market deposit accounts as well as certificates of deposit with maturities of three months or less when purchased.
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
80     MOODY'S 2021 10-K

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
For purposes of assessing the recoverability of goodwill, the Company has four reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and two reporting units within MA consisting of businesses that offer: i) data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions.
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
Stock-Based Compensation
The Company records compensation expense over the requisite service period for all share-based payment award transactions granted to employees based on the fair value of the equity instrument at the time of grant. This includes shares issued under stock option and restricted stock plans.
Derivative Instruments and Hedging Activities
Based on the Company’s risk management policy, the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the balance sheet at their respective fair values on a gross basis. The changes in the value of derivatives that qualify as fair value hedges are recorded in the same income statement line item in earnings in which the corresponding adjustment to the carrying value of the hedged item is presented. The entire change in the fair value of derivatives that qualify as cash flow hedges is recorded to OCI and such amounts are reclassified from AOCI(L) to the same income statement line in earnings in the same period or periods during which the hedged transaction affects income. The Company assesses effectiveness for net investment hedges using the spot-method. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded to OCI. Those changes in fair value attributable to components included in the assessment of hedge effectiveness in a net investment hedge are recorded in the currency translation adjustment component of OCI and remain in AOCI(L) until the period in which the hedged item affects earnings. Those changes in fair value attributable to components excluded from the assessment of hedge effectiveness in a net investment hedge are recorded to OCI and amortized to earnings using a systematic and rational method over the duration of the hedge. Any changes in the fair value of derivatives that the Company does not designate as hedging instruments under Topic 815 of the ASC are recorded in the consolidated statements of operations in the period in which they occur.
MOODY'S 2021 10-K     81

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
MA Revenue
In the MA segment, products and services offered by the Company include hosted research and data subscriptions, installed and hosted software subscriptions, perpetual installed software licenses and related maintenance, or PCS, and professional services. Subscription and PCS contracts are generally invoiced in advance of the contractual coverage period, which is principally one year, but can range from 3-5 years; while perpetual software licenses are generally invoiced upon delivery and professional services are invoiced as those services are provided. Payment terms and conditions vary by contract type, but primarily include a requirement of payment within 30 to 60 days.
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
82     MOODY'S 2021 10-K

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
Costs to Obtain or Fulfill a Contract with a Customer:
Costs to obtain a contract with a customer
Costs incurred to obtain customer contracts, such as sales commissions, are deferred and recorded within other current assets and other assets when such costs are determined to be incremental to obtaining a contract, would not have been incurred otherwise and the Company expects to recover those costs. These costs are amortized to expense on a systematic basis consistent with the transfer of the products or services to the customer. Depending on the line of business to which the contract relates, this may be based upon the average economic life of the products sold or average period for which services are provided, inclusive of anticipated contract renewals. Determining the estimated economic life of the products sold requires judgment with respect to anticipated future technological changes. Costs to obtain customer contracts are only incurred in the MA segment.
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
MOODY'S 2021 10-K     83

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
84     MOODY'S 2021 10-K

Comprehensive Income
Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including: foreign currency translation impacts; net actuarial gains and losses and net prior service costs related to pension and other retirement plans; and gains and losses on derivative instruments designated as net investment hedges or cash flow hedges. Comprehensive income items, including cumulative translation adjustments of entities that are less-than-wholly-owned subsidiaries, will be reclassified to noncontrolling interests and thereby, adjusting accumulated other comprehensive income proportionately in accordance with the percentage of ownership interest of the non-controlling shareholder.
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
The Company manages its credit risk exposure by allocating its cash equivalents among various money market deposit accounts and certificates of deposits. Short-term investments primarily consist of certificates of deposit as of December 31, 2021 and 2020. The Company manages its credit risk exposure on cash equivalents and short-term investments by limiting the amount it can invest with any single entity. No customer accounted for 10% or more of accounts receivable at December 31, 2021 or 2020.
MOODY'S 2021 10-K     85

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
Recently Issued Accounting Pronouncements
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance, ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), issued in March 2020 (codified into ASC Topic 848 "Reference Rate Reform"). ASU No. 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Both ASU's were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022 as the transition from LIBOR is completed.
As of December 31, 2021, the Company has interest rate swaps designated as fair value hedges and cross currency swaps designated as net investment hedges referencing three-month or six-month USD LIBOR with aggregate notional amounts as disclosed in Note 6. For derivative instruments that will be outstanding at the transition date, the Company intends to modify the contractual terms of the instruments to replace LIBOR with another reference rate, such as SOFR. Pursuant to the modification of the contractual terms of these instruments, the Company intends to utilize the various optional expedients set forth in ASC Topic 848 relating to derivative instruments used in hedging relationships.
In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08"). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company intends to early adopt this ASU effective January 1, 2022.
86     MOODY'S 2021 10-K

NOTE 3        REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2021	2020	2019
MIS:
Corporate finance (CFG)
Investment-grade	$439	$636	$379
High-yield	411	352	258
Bank loans	606	287	313
Other accounts (CFG) (1)	631	582	547
Total CFG	2,087	1,857	1,497
Financial institutions (FIG)
Banking	411	355	320
Insurance	145	137	119
Managed investments	36	28	25
Other accounts (FIG)	10	10	12
Total FIG	602	530	476
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	244	250	222
Project and infrastructure	277	246	224
Total PPIF	521	496	446
Structured finance (SFG)
Asset-backed securities	118	98	99
RMBS	123	96	95
CMBS	102	61	81
Structured credit	215	105	148
Other accounts (SFG)	2	2	4
Total SFG	560	362	427
Total ratings revenue	3,770	3,245	2,846
MIS Other	42	47	29
Total external revenue	3,812	3,292	2,875
Intersegment royalty	165	148	134
Total MIS	3,977	3,440	3,009
MA:
Research, data and analytics (RD&A)	1,745	1,514	1,273
Enterprise risk solutions (ERS)	661	565	522
Professional services (PS)(2)	—	—	159
Total external revenue	2,406	2,079	1,954
Intersegment revenue	7	7	9
Total MA	2,413	2,086	1,963
Eliminations	(172)	(155)	(143)
Total MCO	$6,218	$5,371	$4,829
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
MOODY'S 2021 10-K     87

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MIS:
Corporate finance	$1,384	$703	$2,087	$1,291	$566	$1,857	$968	$529	$1,497
Financial institutions	289	313	602	250	280	530	200	276	476
Public, project and infrastructure finance	304	217	521	311	185	496	282	164	446
Structured finance	364	196	560	214	148	362	270	157	427
Total ratings revenue	2,341	1,429	3,770	2,066	1,179	3,245	1,720	1,126	2,846
MIS Other	3	39	42	2	45	47	1	28	29
Total MIS	2,344	1,468	3,812	2,068	1,224	3,292	1,721	1,154	2,875
MA:
Research, data and analytics	758	987	1,745	668	846	1,514	558	715	1,273
Enterprise risk solutions	314	347	661	219	346	565	201	321	522
Professional services (PS)(1)	—	—	—	—	—	—	64	95	159
Total MA	1,072	1,334	2,406	887	1,192	2,079	823	1,131	1,954
Total MCO	$3,416	$2,802	$6,218	$2,955	$2,416	$5,371	$2,544	$2,285	$4,829
(1)Subsequent to the divestiture of MAKS in 2019, revenue from the MALS reporting unit, which previous to 2020 was reported in the PS LOB, is now reported as part of the RD&A LOB. Prior periods have not been reclassified as the amounts were not material.

The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2021	2020	2019
MIS:
U.S.	$2,344	$2,068	$1,721
Non-U.S.:
EMEA	930	727	686
Asia-Pacific	357	345	320
Americas	181	152	148
Total Non-U.S.	1,468	1,224	1,154
Total MIS	3,812	3,292	2,875
MA:
U.S.	1,072	887	823
Non-U.S.:
EMEA	936	818	760
Asia-Pacific	239	226	231
Americas	159	148	140
Total Non-U.S.	1,334	1,192	1,131
Total MA	2,406	2,079	1,954
Total MCO	$6,218	$5,371	$4,829
88     MOODY'S 2021 10-K

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

	Year Ended December 31,
	2021			2020			2019
	Transaction	Recurring	Total	Transaction	Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$1,600	$487	$2,087	$1,401	$456	$1,857	$1,057	$440	$1,497
	77%	23%	100%	75%	25%	100%	71%	29%	100%
Financial Institutions	$320	$282	$602	$265	$265	$530	$212	$264	$476
	53%	47%	100%	50%	50%	100%	45%	55%	100%
Public, Project and Infrastructure Finance	$354	$167	$521	$337	$159	$496	$292	$154	$446
	68%	32%	100%	68%	32%	100%	65%	35%	100%
Structured Finance	$362	$198	$560	$175	$187	$362	$246	$181	$427
	65%	35%	100%	48%	52%	100%	58%	42%	100%
MIS Other	$4	$38	$42	$4	$43	$47	$2	$27	$29
	10%	90%	100%	9%	91%	100%	7%	93%	100%
Total MIS	$2,640	$1,172	$3,812	$2,182	$1,110	$3,292	$1,809	$1,066	$2,875
	69%	31%	100%	66%	34%	100%	63%	37%	100%
Research, data and analytics	$91	$1,654	$1,745	$80	$1,434	$1,514	$16	$1,257	$1,273
	5%	95%	100%	5%	95%	100%	1%	99%	100%
Enterprise risk solutions	$79	$582	$661	$117	$448	$565	$118	$404	$522
	12%	88%	100%	21%	79%	100%	23%	77%	100%
Professional services(1)	$—	$—	$—	$—	$—	$—	$159	$—	$159
	—%	—%	—%	—%	—%	—%	100%	—%	100%
Total MA	$170	$2,236	$2,406	$197	$1,882	$2,079	$293	$1,661	$1,954
	7%	93%	100%	9%	91%	100%	15%	85%	100%
Total Moody’s Corporation	$2,810	$3,408	$6,218	$2,379	$2,992	$5,371	$2,102	$2,727	$4,829
	45%	55%	100%	44%	56%	100%	44%	56%	100%
(1)Subsequent to the divestiture of MAKS in 2019, the RD&A LOB now includes revenue from MALS beginning in the first quarter of 2020. MALS revenue was previously reported as part of the PS LOB and prior year revenue by LOB has not been reclassified as the amounts were not material.

MOODY'S 2021 10-K     89

The following table presents the timing of revenue recognition:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	MIS	MA	Total	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$2,640	$101	$2,741	$2,182	$121	$2,303	$1,809	$132	$1,941
Revenue recognized over time	1,172	2,305	3,477	1,110	1,958	3,068	1,066	1,822	2,888
Total	$3,812	$2,406	$6,218	$3,292	$2,079	$5,371	$2,875	$1,954	$4,829
Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables
At December 31, 2021 and December 31, 2020, accounts receivable included approximately $386 million and $361 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services and rating fees, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Consequently, at December 31, 2021 and December 31, 2020, accounts receivable included approximately $152 million and $98 million, respectively, of unbilled receivables related to the MA segment. The increase in unbilled receivables is driven by organic growth and the integration of recent acquisitions.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2021 are as follows:

	Year Ended December 31, 2021
	MIS	MA	Total
Balance at December 31, 2020	$313	$874	$1,187
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(220)	(810)	(1,030)
Increases due to amounts billable excluding amounts recognized as revenue during the period	207	884	1,091
Increases due to acquisitions during the period	—	94	94
Effect of exchange rate changes	(4)	(3)	(7)
Total changes in deferred revenue	(17)	165	148
Balance at December 31, 2021	$296	$1,039	$1,335
Deferred revenue - current	$214	$1,035	$1,249
Deferred revenue - noncurrent	$82	$4	$86
For the MA segment, for the year ended December 31, 2021, the increase in the deferred revenue balance was primarily due to acquisitions (Cortera, RMS, and PassFort) and organic growth.
90     MOODY'S 2021 10-K

Significant changes in the deferred revenue balances during the year ended December 31, 2020 are as follows:

	Year Ended December 31, 2020
	MIS	MA	Total
Balance at December 31, 2019	$322	$840	$1,162
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(229)	(800)	(1,029)
Increases due to amounts billable excluding amounts recognized as revenue during the period	215	792	1,007
Increases due to acquisitions during the period	—	24	24
Effect of exchange rate changes	5	18	23
Total changes in deferred revenue	(9)	34	25
Balance at December 31, 2020	$313	$874	$1,187
Deferred revenue—current	$216	$873	$1,089
Deferred revenue—noncurrent	$97	$1	$98
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
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $112 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of December 31, 2021 as well as amounts not yet invoiced to customers as of December 31, 2021 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.0 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
MOODY'S 2021 10-K     91

Costs to Obtain or Fulfill a Contract with a Customer
MA Costs to Obtain a Contract with a Customer

	As of December 31,
	2021	2020
Capitalized costs to obtain sales contracts	$183	$180

	Year ended December 31,
	2021	2020	2019
Amortization of capitalized costs to obtain sales contracts	$60	$59	$53
Amortization of costs incurred to obtain customer contracts is included within SG&A expenses in the consolidated statements of operations. Costs incurred to obtain customer contracts are only in the MA segment.
MIS and MA Costs to Fulfill a Contract with a Customer

	As of December 31, 2021			As of December 31, 2020
	MIS	MA	Total	MIS	MA	Total
Capitalized costs to fulfill sales contracts	$14	$44	$58	$12	$35	$47

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	MIS	MA	Total	MIS	MA	Total	MIS	MA	Total
Amortization of capitalized costs to fulfill sales contracts	$48	$76	$124	$47	$66	$113	$42	$56	$98
Amortization of costs to fulfill customer contracts is included within operating expenses in the consolidated statements of operations.
NOTE 4    RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2021	2020	2019
Basic	186.4	187.6	189.3
Dilutive effect of shares issuable under stock-based compensation plans	1.5	1.7	2.3
Diluted	187.9	189.3	191.6
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.2	0.2
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2021, 2020 and 2019.
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
92     MOODY'S 2021 10-K

NOTE 6    CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$691	$—	$691	$584	$91	$16
Mutual funds	$65	$8	$73	$—	$—	$73

	As of December 31, 2020
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$1,430	$—	$1,430	$1,325	$99	$6
Mutual funds	$54	$6	$60	$—	$—	$60
(1)Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one to 12 months at December 31, 2021 and at December 31, 2020. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 to 29 months at December 31, 2021 and 13 to 23 months at December 31, 2020. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI) in the first quarter of 2020. As of December 31, 2021 and December 31, 2020, the contract value of the COLI was $37 million and $17 million, respectively.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	Notional Amount As of December 31,		Floating Interest Rate
Hedged Item		2021	2020
2012 Senior Notes due 2022(1)	Pay Floating/Receive Fixed	$—	$330	3-month LIBOR
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month LIBOR
2014 Senior Notes due 2044(2)	Pay Floating/Receive Fixed	$300	$—	3-month LIBOR
2018 Senior Notes due 2048(2)	Pay Floating/Receive Fixed	$300	$—	3-month LIBOR
Total		$1,650	$1,380
(1) Terminated in conjunction with the repayment of the 2012 Senior Notes due 2022 in the fourth quarter of 2021.
(2) Executed in the third quarter of 2021.
Refer to Note 18 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
MOODY'S 2021 10-K     93

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of Income (Expense) Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2021	2020	2019
Interest expense, net		$(171)	$(205)	$(208)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$23	$19	$3
Fair value changes on interest rate swaps	Interest expense, net	$(60)	$47	$25
Fair value changes on hedged debt	Interest expense, net	$60	$(47)	$(25)
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

December 31, 2021
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€909	2.16%	$1,050	4.45%
Pay Floating/Receive Floating	1,179	Based on 3-month EURIBOR	1,350	Based on 3-month USD LIBOR
Total	€2,088		$2,400

December 31, 2020
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€1,079	1.43%	$1,220	3.96%
Pay Floating/Receive Floating	959	Based on 3-month EURIBOR	1,080	Based on 3-month USD LIBOR
Total	€2,038		$2,300

94     MOODY'S 2021 10-K

As of December 31, 2021, these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Year Ending December 31,
2023	€442
2024	€443
2026	€450
2027	€246
2028	€507
Total	€2,088
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

	December 31, 2021		December 31, 2020
Notional amount of net investment hedges	Sell	Buy	Sell	Buy
Contract to sell EUR for USD	€—	$—	€524	$627
Contract to sell GBP for EUR	£—	€—	£134	€148
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
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax				Amount of Gain/(Loss) Reclassified from AOCL into Income, net of tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
	2021	2020	2019		2021	2020	2019	2021	2020	2019
FX forward contracts	$18	$(14)	$4		$1	$—	$2	$—	$—	$—
Cross currency swaps	143	(165)	29		—	—	—	35	50	52
Long-term debt	81	(95)	(7)	(1)	—	—	—	—	—	—
Total net investment hedges	$242	$(274)	$26		$1	$—	$2	$35	$50	$52
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	(51)	—		(2)	(2)	—	—	—	—
Total cash flow hedges	—	(51)	—		(2)	(2)	—	—	—	—
Total	$242	$(325)	$26		$(1)	$(2)	$2	$35	$50	$52
(1)Due to the Company's adoption of ASU 2018-02 during 2019, $3 million related to the tax effect of this net investment hedge was reclassified to retained earnings.

MOODY'S 2021 10-K     95

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	December 31, 2021	December 31, 2020
Net investment hedges
FX forwards	$29	$12
Cross currency swaps	19	(124)
Long-term debt	(27)	(108)
Total net investment hedges	21	(220)
Cash flow hedges
Interest rate contracts	(49)	(51)
Cross-currency swap	2	2
Total cash flow hedges	(47)	(49)
Total net (loss) gain in AOCL	$(26)	$(269)
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating (expense) income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through April 2022.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2021			December 31, 2020
Notional Amount of Currency Pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$126		£92	$295		£222
Contracts to sell USD for Japanese Yen	$22		¥2,500	$15		¥1,600
Contracts to sell USD for Canadian dollars	$120	C$	150	$107	C$	140
Contracts to sell USD for Singapore dollars	$67	S$	90	$59	S$	79
Contracts to sell USD for Euros	$364		€315	$447		€376
Contracts to sell Euros for GBP	€—		£—	€135		£121
Contracts to sell USD for Russian Ruble	$16	₽	1,200	$13	₽	1,000
Contracts to sell USD for Indian Rupee	$7	₹	500	$18	₹	1,350
Contracts to sell GBP for USD	£172		$231	£—		$—
NOTE: € = Euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₽= Russian Ruble, ₹= Indian Rupee
96     MOODY'S 2021 10-K

The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2021	2020	2019
FX forwards	Other non-operating expense, net	$(27)	$41	$(11)
Foreign exchange forwards relating to RMS acquisition(1)	Other non-operating income, net	$(13)	$—	$—
(1) The Company entered into forward contracts to sell $1,675 million for €1,200 to hedge a portion of the GBP denominated RMS purchase price. The contract was terminated on September 14, 2021 and resulted in a $13 million loss.

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$53	$—
Interest rate swaps designated as fair value hedges	Other assets	13	57
Total derivatives designated as accounting hedges		66	57
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1	31
Total assets		$67	$88
Liabilities:
Derivatives designated as accounting hedges:
FX forwards designated as net investment hedges	Accounts payable and accrued liabilities	$—	$16
Cross-currency swaps designated as net investment hedges	Accounts payable and accrued liabilities	—	23
Cross-currency swaps designated as net investment hedges	Other liabilities	17	144
Interest rate swaps designated as fair value hedges	Other liabilities	23	1
Total derivatives designated as accounting hedges		40	184
Non-derivative instruments designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	1,421	1,530
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	12	2
Total liabilities		$1,473	$1,716
MOODY'S 2021 10-K     97

NOTE 8    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2021	2020
Office and computer equipment (3 - 10 year estimated useful life)	$300	$260
Office furniture and fixtures (3 - 10 year estimated useful life)	52	49
Internal-use computer software (1 - 10 year estimated useful life)	771	666
Leasehold improvements and building (1 - 20 year estimated useful life)	234	231
Total property and equipment, at cost	1,357	1,206
Less: accumulated depreciation and amortization	(1,010)	(928)
Total property and equipment, net	$347	$278
Depreciation and amortization expense related to the above assets was $99 million, $96 million, and $97 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
With the exception of RMS, the Company has not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material.
PassFort
On November 30, 2021, the Company acquired 100% of PassFort, a U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$157
Additional consideration to be paid to sellers in 2022 (1)	1
Total consideration	$158
(1) Represents additional consideration to be paid to the sellers following finalization of customary post-closing completion adjustments.
Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Cash		$10
Accounts receivable		1
Intangible assets:
Product technology (5 year useful life)	$14
Customer relationships (16 year useful life)	8
Trade name (4 year useful life)	1
Total intangible assets (9 year weighted average useful life)		23
Goodwill		138
Liabilities:
Accounts payable and accrued liabilities	$(7)
Deferred revenue	(1)
Deferred tax liabilities	(6)
Total liabilities		(14)
Net assets acquired		$158
98     MOODY'S 2021 10-K

The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of the PassFort business. The final purchase price allocation will be determined when the Company has completed and fully reviewed the detailed valuations. The final allocation could differ materially from the preliminary allocation. The final allocation may include changes in allocations to acquired intangible assets as well as goodwill and other changes to assets and liabilities including deferred tax liabilities. The estimated useful lives of acquired intangible assets are also preliminary.
Goodwill
The goodwill recognized as a result of this acquisition includes, among other things, value created by combining the complementary risk assessment products of the Company and PassFort. The integration of PassFort’s platform into Moody’s suite of KYC and compliance offerings is expected to create a holistic workflow solution to benefit both new and existing Moody's customers.
Goodwill, which has been assigned to the MA segment, is not deductible for tax purposes.
Transaction costs
Transaction costs directly related to the PassFort acquisition were not material.
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
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$1,922
Replacement equity compensation awards	5
Total consideration	$1,927
Shown below is the preliminary purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Cash		$60
Accounts receivable		38
Other current assets		11
Property and equipment		13
Operating lease right-of-use assets		64
Intangible assets:
Customer relationships (23 year useful life)	$518
Product technology (7 year useful life)	212
Trade name (9 year useful life)	49
Total intangible assets (18 year weighted average useful life)		779
Goodwill		1,376
Deferred tax assets, net		48
Other assets		99
Liabilities:
Accounts payable and accrued liabilities	$(92)
Deferred revenue	(89)
Operating lease liabilities	(68)
Deferred tax liabilities, net	(214)
Uncertain tax positions	(96)
Other liabilities	(2)
Total liabilities		(561)
Net assets acquired		$1,927

MOODY'S 2021 10-K     99

The Company has performed a preliminary valuation analysis of the fair market value of the assets and liabilities of the RMS business. The final purchase price allocation will be determined when the Company has completed and fully reviewed all information necessary to finalize the fair value of the acquired assets and liabilities, including deferred revenue. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to acquired intangible assets (including estimated useful lives of these assets), as well as goodwill and other changes to assets and liabilities including reserves for UTPs and deferred tax liabilities.
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
Goodwill, of which $1,286 million and $90 million has been assigned to the MA and MIS segments, respectively, is not deductible for tax purposes. The amount of goodwill allocated to the MIS segment relates to the integration of certain of RMS's models/processes into the Company's ESG solutions offerings.
Other assets in the table above includes an indemnification asset of $95 million related to uncertain tax positions assumed in the transaction, for which the Company expects to be indemnified by the sellers in the event of an unfavorable outcome.
Transaction costs
Transaction costs directly related to the RMS acquisition were $22 million and were recorded in SG&A expenses in the statement of operations.
Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the twelve months ended December 31, 2021 and 2020 as if the acquisition of RMS occurred on January 1, 2020. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2020. The unaudited pro forma information includes amortization of acquired intangible assets, based on the preliminary purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

	Year Ended December 31,
Unaudited	2021	2020
Pro forma Revenue	$6,463	$5,667
Pro forma Net Income attributable to Moody's	$2,244	$1,666
The unaudited pro forma results do not include any anticipated cost savings or other effects of the planned integration of RMS. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been reported if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future. The RMS results included in the above have been converted to U.S. GAAP from IFRS as issued by the IASB and have been translated to USD at rates in effect for the periods presented. The RMS amounts in the pro forma results include an addition to revenue of approximately $18 million and a reduction to revenue of approximately $22 million relating to a fair value adjustment to deferred revenue required as part of acquisition accounting for the years ended December 31, 2021 and 2020, respectively.
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
100     MOODY'S 2021 10-K

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
RDC
On February 13, 2020, the Company acquired 100% of RDC, a provider of anti-money laundering and know-your-customer data and due diligence services.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$700
Additional consideration paid to sellers in 2020 (1)	2
Total consideration	$702
(1) Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.
Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:
MOODY'S 2021 10-K     101

(Amounts in millions)
Current assets		$24
Intangible assets:
Customer relationships (25 year useful life)	$174
Database (10 year useful life)	86
Product technology (4 year useful life)	17
Trade name (3 year useful life)	3
Total intangible assets (19 year weighted average life)		280
Goodwill		494
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(5)
Deferred revenue	(20)
Deferred tax liabilities	(71)
Other liabilities	(2)
Total liabilities		(98)
Net assets acquired		$702
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
The aggregate consideration transferred for the aforementioned acquisitions of $205 million was funded by cash on hand.
102     MOODY'S 2021 10-K

The following table summarizes the aggregate fair value of the assets acquired and liabilities assumed as of the respective closing dates for each acquisition.

(Amounts in millions)
Current assets		$5
Intangible assets:
Customer relationships (18 year useful life)	$47
Product technology (8 year useful life)	23
Database (10 year useful life)	8
Trade name (14 year useful life)	4
Total intangible assets (14 year weighted average life)		82
Goodwill		131
Other assets		3
Liabilities:
Current liabilities	$(8)
Long-term liabilities	(8)
Total liabilities		(16)
Net assets acquired		$205
Divestiture
On November 8, 2019, the Company completed the sale of MAKS to Equistone Partners Europe Limited (Equistone), a European private equity firm for $227 million in net cash proceeds.
This divestiture resulted in a loss of $23 million ($9 million in 2020 and $14 million in 2019), which included $32 million of currency translation losses reclassified from AOCL to the statements of operations. Additionally, in connection with this divestiture, the Company has recorded certain indemnification provisions. These provisions totaled $33 million as of both December 31, 2021 and December 31, 2020. These amounts are included in other liabilities at December 31, 2021 and 2020 in the consolidated balance sheets of the Company.
NOTE 10    GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill:

	Year Ended December 31, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (1)	90	—	90	1,525	—	1,525	1,615	—	1,615
Foreign currency translation adjustments	(5)	—	(5)	(167)	—	(167)	(172)	—	(172)
Ending Balance	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
MOODY'S 2021 10-K     103

	Year Ended December 31, 2020
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$315	$—	$315	$3,419	$(12)	$3,407	$3,734	$(12)	$3,722
Additions/ adjustments (2)	(2)	—	(2)	628	—	628	626	—	626
Foreign currency translation adjustments	(2)	—	(2)	210	—	210	208	—	208
Ending balance	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
(1) The 2021 additions/adjustments for the MA segment in the table above relate to the acquisitions of Cortera, RMS, RealXData, Bogard, and PassFort. The 2021 additions/adjustments for the MIS segment relate to certain revenue synergies from the RMS acquisition that are expected to benefit the ESG solutions group within the MIS Other LOB.
(2) The 2020 additions/adjustments for the MA segment in the table above relate to the acquisitions of RDC, AM, ZMFS, and Catylist.
Acquired intangible assets and related accumulated amortization consisted of:

	December 31,
	2021	2020
Customer relationships	$2,101	$1,623
Accumulated amortization	(381)	(313)
Net customer relationships	1,720	1,310
Software/product technology	663	441
Accumulated amortization	(219)	(177)
Net software/product technology	444	264
Database	179	144
Accumulated amortization	(46)	(29)
Net database	133	115
Trade names	207	161
Accumulated amortization	(47)	(38)
Net trade names	160	123
Other (1)	54	55
Accumulated amortization	(44)	(43)
Net other	10	12
Total	$2,467	$1,824
(1)Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$158	$124	$103
104     MOODY'S 2021 10-K

Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2022	$191
2023	189
2024	185
2025	180
2026	177
Thereafter	1,545
Total estimated future amortization	$2,467
Matters concerning the ICRA reporting unit
ICRA has reported various matters relating to: (i) an adjudication order and fine imposed (and subsequently enhanced) by the Securities and Exchange Board of India (SEBI) in connection with credit ratings assigned to one of ICRA’s customers and the customer’s subsidiaries, which are being appealed by ICRA; (ii) the completion of internal examinations regarding various anonymous complaints, and actions taken by ICRA’s board based on the examinations’ findings; and (iii) a separate internal examination of certain allegations against two former senior ICRA officials. An unfavorable resolution of the aforementioned matters may negatively impact ICRA’s future operating results, which could result in an impairment of goodwill and amortizable intangible assets in future quarters.
NOTE 11    RESTRUCTURING
On December 22, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 MA Strategic Reorganization Restructuring Program”) that the Company estimates will result in annualized savings of $20 million per year. This program relates to a strategic reorganization in the MA reportable segment consisting of severance and related costs primarily determined under the Company’s existing severance plans. The 2020 MA Strategic Reorganization Restructuring Program resulted in a total of $20 million in pre-tax charges and was substantially completed in the first half of 2021. Cash outlays associated with this program are expected to be $20 million, which will be paid through 2022.
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 Real Estate Rationalization Restructuring Program”) primarily in response to the COVID-19 pandemic which revolved around the rationalization and exit of certain real estate leases. The exit from certain leased office space began in the third quarter of 2020 and was substantially completed at December 31, 2020. The 2020 Real Estate Rationalization Restructuring Program primarily reflected non-cash charges related to the impairment of operating lease right-of-use assets and leasehold improvements. The 2020 Restructuring Program is expected to result in an estimated annualized savings of approximately $5 to $6 million a year.
On October 26, 2018, the chief executive officer of Moody’s approved a restructuring program (the “2018 Restructuring Program”) that the Company estimates will result in annualized savings of approximately $60 million per year. The 2018 Restructuring Program, the scope of which was expanded in the second quarter of 2019, was substantially completed at December 31, 2020. The 2018 Restructuring Program included relocation of certain functions from high-cost to lower-cost jurisdictions, a reduction of staff, including from acquisitions and pursuant to a review of the business criticality of certain positions, and the rationalization and exit of certain real estate due to consolidation of various business activities. The exit from certain leased office space began in the fourth quarter of 2018 and resulted in approximately $50 million of the charges to either terminate or sublease the affected real estate leases. The 2018 Restructuring Program also included $55 million of personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. Cash outlays associated with the employee termination cost component of the 2018 Restructuring Program were $55 million.
Total expenses included in the accompanying consolidated statements of operations relating to the Company's restructuring programs are as follows:

	Year Ended December 31,
	2021	2020	2019
2018 Restructuring Program	$(2)	$(4)	$60
2020 Real Estate Rationalization Restructuring Program	—	36	—
2020 MA Strategic Reorganization Restructuring Program	2	18	—
Total Restructuring	$—	$50	$60
MOODY'S 2021 10-K     105

Cumulative expense incurred through December 31, 2021	Employee Termination Costs	Contract Termination Costs
2018 Restructuring Program	$55	$48
2020 Real Estate Rationalization Restructuring Program:	$—	$36
2020 MA Strategic Reorganization Restructuring Program:	$20	$—
The restructuring liability for the aforementioned plans was not material at December 31, 2021, December 31, 2020, and December 31, 2019.
NOTE 12    FAIR VALUE
The table below presents information about items which are carried at fair value on a recurring basis at December 31, 2021 and 2020:

	Fair value Measurement as of December 31, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$67	$—	$67
Mutual funds	73	73	—
Total	$140	$73	$67
Liabilities:
Derivatives (1)	$52	$—	$52
Total	$52	$—	$52

	Fair Value Measurement as of December 31, 2020
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$88	$—	$88
Mutual funds	60	60	—
Total	$148	$60	$88
Liabilities:
Derivatives (1)	$186	$—	$186
Total	$186	$—	$186
(1)Represents FX forwards on certain assets and liabilities as well as interest rate swaps and cross-currency swaps as more fully described in Note 7 to the consolidated financial statements.
The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts and mutual funds:
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
106     MOODY'S 2021 10-K

NOTE 13.    OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2021	2020
Other current assets:
Prepaid taxes	$112	$94
Prepaid expenses	99	91
Capitalized costs to obtain and fulfill sales contracts	103	93
Foreign exchange forwards on certain assets and liabilities	1	31
Other	74	74
Total other current assets	$389	$383

	December 31,
	2021	2020
Other assets:
Investments in non-consolidated affiliates	$443	$135
Deposits for real-estate leases	14	19
Indemnification assets related to acquisitions	106	15
Mutual funds and fixed deposits	89	66
Company owned life insurance (at contract value)	37	17
Costs to obtain sales contracts	138	134
Derivative instruments designated as accounting hedges	66	57
Pension and other retirement employee benefits	77	21
Other	64	51
Total other assets	$1,034	$515

	December 31,
	2021	2020
Accounts payable and accrued liabilities:
Salaries and benefits	$211	$197
Incentive compensation	324	226
Customer credits, advanced payments and advanced billings	100	42
Dividends	6	11
Professional service fees	75	53
Interest accrued on debt	85	82
Accounts payable	47	39
Income taxes	115	128
Pension and other retirement employee benefits	7	45
Accrued royalties	36	19
Foreign exchange forwards on certain assets and liabilities	12	2
Restructuring liability	4	18
Derivative instruments designated as accounting hedges	—	39
Other	120	138
Total accounts payable and accrued liabilities	$1,142	$1,039
MOODY'S 2021 10-K     107

	December 31,
	2021	2020
Other liabilities:
Pension and other retirement employee benefits	$235	$244
Interest accrued on UTPs	59	113
MAKS indemnification provisions	33	33
Income tax liability – non-current portion	23	18
Derivative instruments designated as accounting hedges	40	145
Other	48	37
Total other liabilities	$438	$590
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included within other assets in the consolidated balance sheets:

	December 31,
	2021	2020
Investments in non-consolidated affiliates:
Equity method investments (1)	$121	$118
Investments measured using the measurement alternative (2)	318	16
Other	4	1
Total investments in non-consolidated affiliates	$443	$135
(1)Equity securities in which the Company has significant influence over the investee but does not have a controlling financial interest in accordance with ASC Topic 323
(2)Equity securities without readily determinable fair value for which the Company has elected to apply the measurement alternative in accordance with ASC Topic 321, which is more fully discussed in Note 2.
Moody's holds various investments accounted for under the equity method, the most significant of which is the Company's minority investment in CCXI. Moody's also holds various investments measured using the measurement alternative, the most significant of which is the Company's minority interest in BitSight.
Refer to Note 24 for disclosure on earnings from non-consolidated affiliates, which is included within other non-operating income, net.
108     MOODY'S 2021 10-K

NOTE 14    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCL:

	Year Ended December 31,			Location in the consolidated statements of operations
	2021	2020	2019
Currency translation adjustment losses
Sale of foreign subsidiaries	$—	$—	$(32)	Loss pursuant to the divestiture of MAKS
Total currency translation adjustment losses	—	—	(32)
Losses on cash flow hedges
Interest rate contract	(2)	(3)	—	Other non-operating income, net
Income tax effect of item above	—	1	—	Provision for income taxes
Total net losses on cash flow hedges	(2)	(2)	—
Gains on net investment hedges
Cross currency swaps	—	1	—	Other non-operating income, net
FX forwards	2	—	3	Other non-operating income, net
Total before income taxes	2	1	3
Income tax effect of item above	(1)	—	(1)	Provision for income taxes
Total net gains on net investment hedges	1	1	2
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(11)	(6)	(3)	Other non-operating income, net
Accelerated recognition of loss due to settlement	(8)	(2)	—	Other non-operating income, net
Total before income taxes	(19)	(8)	(3)
Income tax effect of item above	5	2	1	Provision for income taxes
Total pension and other retirement benefits	(14)	(6)	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(15)	$(7)	$(32)
The following table shows changes in AOCL by component (net of tax):

	Year Ended December 31, 2021
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	55	—	(290)	242	7
Amounts reclassified from AOCL	14	2	—	(1)	15
Other comprehensive income/(loss)	69	2	(290)	241	22
Balance December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)
MOODY'S 2021 10-K     109

	Year Ended December 31, 2020
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	(32)	(51)	356	(273)	—
Amounts reclassified from AOCL	6	2	—	(1)	7
Other comprehensive income/(loss)	(26)	(49)	356	(274)	7
Balance December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)

	Year Ended December 31, 2019
	Pension and Other Retirement Benefits	Gains / (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2018	$(53)	$—	$(406)	$33	$(426)
Adoption of ASU 2018-02	(17)	—	—	(3)	(20)
Other comprehensive income/(loss) before reclassifications	(24)	—	(27)	26	(25)
Amounts reclassified from AOCL	2	—	32	(2)	32
Other comprehensive income/(loss)	(39)	—	5	21	(13)
Balance December 31, 2019	$(92)	$—	$(401)	$54	$(439)
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
110     MOODY'S 2021 10-K

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of the period	$(663)	$(589)	$(48)	$(42)
Service cost	(19)	(17)	(4)	(3)
Interest cost	(14)	(17)	(1)	(1)
Plan participants’ contributions	—	—	(1)	(1)
Benefits paid	68	22	2	2
Actuarial (loss) gain	(6)	6	(3)	2
Assumption changes	64	(68)	7	(5)
Benefit obligation, end of the period	$(570)	$(663)	$(48)	$(48)
Change in plan assets:
Fair value of plan assets, beginning of the period	$528	$395	$—	$—
Actual return on plan assets	34	45	—	—
Benefits paid	(68)	(22)	(2)	(2)
Employer contributions	50	110	1	1
Plan participants’ contributions	—	—	1	1
Fair value of plan assets, end of the period	$544	$528	$—	$—
Funded Status of the plans	$(26)	$(135)	$(48)	$(48)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits asset – non current	$74	$21	$—	$—
Pension and retirement benefits liability – current	(5)	(44)	(1)	(1)
Pension and retirement benefits liability – non current	(95)	(112)	(47)	(47)
Net amount recognized	$(26)	$(135)	$(48)	$(48)
Accumulated benefit obligation, end of the period	$(524)	$(601)
The net decrease in the pension benefit obligation from assumption changes and actuarial losses in 2021 primarily resulted from increases to the discount rates and changes to certain actuarial assumptions, including increased rates of retirement at younger ages. The net increase in the benefit obligation in 2020 primarily resulted from reductions in discount rates, partially offset by a decrease related to lower cash balance conversion interest rates.
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2021	2020
Aggregate projected benefit obligation	$101	$156
Aggregate accumulated benefit obligation	$86	$138
The following table summarizes the pre-tax net actuarial losses and prior service costs recognized in AOCL for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Net actuarial losses	$(61)	$(144)	$(4)	$(8)
Net prior service credits	3	3	—	—
Total recognized in AOCL – pretax	$(58)	$(141)	$(4)	$(8)
MOODY'S 2021 10-K     111

Net periodic benefit expenses recognized for the Retirement Plans for years ended December 31:

	Pension Plans			Other Retirement Plans
	2021	2020	2019	2021	2020	2019
Components of net periodic expense
Service cost	$19	$17	$17	$4	$3	$3
Interest cost	14	17	21	1	1	1
Expected return on plan assets	(27)	(20)	(20)	—	—	—
Amortization of net actuarial loss and prior service credits from earlier periods	11	7	4	1	—	—
Loss on settlement of pension obligations	8	2	—	—	—	—
Net periodic expense	$25	$23	$22	$6	$4	$4
The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2021	2020	2019	2021	2020	2019
Amortization of net actuarial losses and prior service credit	$11	$7	$4	$1	$—	$—
Settlement loss	8	2	—	—	—	—
Net actuarial (loss)/gain arising during the period	65	(37)	(24)	4	(3)	(6)
Total recognized in OCI – pre-tax	$84	$(28)	$(20)	$5	$(3)	$(6)
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2021	2020	2021	2020
Discount rate	2.60%	2.24%	2.65%	2.30%
Rate of compensation increase	3.63%	3.62%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.24%	3.04%	4.07%	2.30%	3.05%	4.10%
Expected return on plan assets	5.45%	4.45%	5.65%	—	—	—
Rate of compensation increase	3.62%	3.64%	3.69%	—	—	—
Cash balance plan interest crediting rate	4.50%	4.50%	4.50%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2021, the expected rate of return used in calculating the net periodic benefit costs was 5.45%. For 2022, the Company’s expected rate of return assumption is 5.05% to reflect the Company’s current view of long-term capital market outlook. In addition, the Company has updated its mortality assumption by adopting the newly released mortality improvement scale MP-2021 to accompany the Pri2012 mortality tables to reflect the latest information regarding future mortality expectations by the Society of Actuaries.
112     MOODY'S 2021 10-K

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
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2021 and 2020 are as follows:

	Fair Value Measurement as of December 31, 2021
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$4	$—	$4	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	135	—	135	—	25%
U.S. small and mid-cap	23	—	23	—	4%
Emerging markets	27	—	27	—	5%
Total equity investments	185	—	185	—	34%
Emerging markets bond fund	30	—	—	30	6%
Common/collective trust funds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	245	—	245	—	45%
Mutual funds
U.S. Treasury Inflation-Protected Securities (TIPs)	24	24	—	—	4%
Convertible securities	17	17	—	—	3%
Private investment fund—high yield securities	14	—	—	14	3%
Total fixed-income investments	330	41	245	44	61%
Other investment—private real estate fund	25	—	—	25	4%
Total Assets	$544	$41	$434	$69	100%
MOODY'S 2021 10-K     113

	Fair Value Measurement as of December 31, 2020
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$4	$—	$4	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	143	—	143	—	27%
U.S. small and mid-cap	28	—	28	—	5%
Emerging markets	32	—	32	—	6%
Total equity investments	203	—	203	—	38%
Emerging markets bond fund	32	—	—	32	6%
Common/collective trust funds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	214	—	214	—	41%
Mutual funds
U.S. Treasury Inflation-Protected Securities (TIPs)	23	23	—	—	4%
Convertible securities	16	16	—	—	3%
Private investment fund—high yield securities	12	—	—	12	2%
Total fixed-income investments	297	39	214	44	56%
Other investment—private real estate debt fund	24	—	—	24	5%
Total Assets	$528	$39	$421	$68	100%
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
Cash Flows
The Company did not contribute to its U.S. funded pension plan during 2021, but contributed $99 million to this plan during the year ended December 31, 2020. The Company made payments of $50 million and $11 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2021 and 2020, respectively. The Company currently does not anticipate making a contribution to its funded pension plan in 2022, and does not anticipate making payments related to its unfunded U.S. pension plans and other Retirement Plans during the year ended December 31, 2022 that would be material to the Company's financial statements.
Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of year ended December 31, 2021:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2022	$21	$1
2023	23	2
2024	32	2
2025	26	2
2026	30	2
2027 - 2031	157	15
114     MOODY'S 2021 10-K

Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $54 million, $44 million and $43 million in the years ended December 31, 2021, 2020, and 2019, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $1 million during each of the years ended December 31, 2021, 2020 and 2019, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity (Deficit). The Moody’s Stock Fund held approximately 328,500 and 360,600 shares of Moody’s common stock at December 31, 2021 and 2020, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these defined contribution plans for the years ended December 31, 2021, 2020 and 2019 were $32 million, $29 million and $25 million, respectively.
NOTE 16    STOCK-BASED COMPENSATION PLANS
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
On September 15, 2021, the Company acquired RMS, which is discussed in more detail in Note 9. As part of the acquisition, the Company registered the RMS 2014 Equity Award Plan and the RMS 2015 Equity Incentive Plan (collectively, "RMS Plans") as part of the purchase agreement to acquire RMS. Under the RMS Plans, 1.2 million shares of the Company’s common stock have been reserved for issuance. The RMS Plans provide that options are exercisable not later than ten years from the grant date. The vesting period is generally determined by the Board at the date of the grant and is four years for both options and restricted stock granted during 2021.
As a result of the acquisition, certain RMS employees' unvested equity awards (employee stock options and restricted stock) with an acquisition-date fair value of $33 million were converted into equity awards of the Company based on an exchange ratio as defined in the purchase agreement. The portion of the fair value of the replacement awards related to services provided prior to the acquisition was $5 million and was accounted for as consideration transferred (See Note 9). The remaining portion of the replacement awards of $28 million, which is associated with a future service requirement, will be recognized as compensation expense over the remaining vesting period.
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$175	$154	$136
Tax benefit	$42	$30	$29
MOODY'S 2021 10-K     115

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
The following weighted average assumptions were used for options granted (excluding the aforementioned RMS replacement awards):

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	0.89%	0.80%	1.14%
Expected stock volatility	28%	23%	24%
Risk-free interest rate	0.82%	1.43%	2.56%
Expected holding period -in years	5.6	5.7	6.2
Due to the RMS replacement option awards being heavily in-the-money at the acquisition date, the Company utilized a binomial valuation approach to determine the fair value of the options, which approximated the intrinsic value of the replaced awards at the acquisition date.
The following represents the fair value of the options at grant date, including RMS replacement option awards:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share (including RMS replacement option awards)	$121.14	$60.66	$43.29

A summary of option activity as of December 31, 2021 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2020	1.0	$132.80
Granted (including RMS replacement awards)	0.2	$249.99
Exercised	(0.2)	$101.03
Outstanding, December 31, 2021	1.0	$166.16	5.8 years	$224
Vested and expected to vest, December 31, 2021	1.0	$165.26	5.7 years	$221
Exercisable, December 31, 2021	0.6	$119.88	4.4 years	$159
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2021 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2021. This amount varies based on the fair value of Moody’s stock. As of December 31, 2021, there was $22 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2021	2020	2019
Proceeds from stock option exercises	$24	$39	$36
Aggregate intrinsic value	$55	$132	$114
Tax benefit realized upon exercise	$13	$32	$27
116     MOODY'S 2021 10-K

A summary of nonvested restricted stock activity for the year ended December 31, 2021 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2020	1.5	$201.30
Granted (including RMS replacement awards)	0.7	$296.84
Vested	(0.7)	$177.96
Forfeited	(0.1)	$242.12
Balance, December 31, 2021	1.4	$253.85
As of December 31, 2021, there was $209 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.6 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2021	2020	2019
Fair value of shares vested	$194	$202	$156
Tax benefit realized upon vesting	$46	$46	$36
A summary of performance-based restricted stock activity for the year ended December 31, 2021 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2020	0.3	$197.19
Granted	0.2	$329.71
Vested	(0.1)	$162.06
Balance, December 31, 2021	0.4	$266.89

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2021	2020	2019
Fair value of shares vested	$28	$70	$47
Tax benefit realized upon vesting	$7	$17	$11
As of December 31, 2021, there was $63 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 2.1 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6 million shares of common stock were reserved for issuance. The ESPP permits eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2021, 2020, and 2019 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2021, 2020, and 2019. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
MOODY'S 2021 10-K     117

NOTE 17    INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$404	$213	$179
State and Local	106	68	59
Non-U.S.	249	215	181
Total current	759	496	419
Deferred:
Federal	(172)	6	(19)
State and Local	(45)	—	(3)
Non-U.S.	(1)	(50)	(16)
Total deferred	(218)	(44)	(38)
Total provision for income taxes	$541	$452	$381
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	1.5%	2.3%	2.2%
Benefit of foreign operations	(1.5)%	(1.5)%	(0.1)%
Other	(1.4)%	(1.5)%	(2.1)%
Effective tax rate	19.6%	20.3%	21.0%
Income tax paid	$932	$514	$458
The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$1,563	$1,349	$1,039
Non-U.S.	1,192	880	771
Income before provision for income taxes	$2,755	$2,229	$1,810
118     MOODY'S 2021 10-K

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Account receivable allowances	$8	$9
Accumulated depreciation and amortization	10	2
Stock-based compensation	50	42
Accrued compensation and benefits	101	99
Capitalized costs	33	39
Operating lease liabilities	134	122
Deferred revenue	252	30
Net operating loss	33	17
Restructuring	1	3
Uncertain tax positions	86	98
Self-insured related reserves	10	10
Loss on net investment hedges - OCI	11	93
Other	16	10
Total deferred tax assets	745	574
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(659)	(468)
ROU Assets	(102)	(90)
Capital Gains	(31)	(23)
Self-insured related income	(10)	(10)
Revenue Accounting Standard - ASC 606	(7)	(10)
Deferred tax on unremitted foreign earnings	(12)	(16)
Gain on net investment hedges - OCI	(4)	(8)
Other	(6)	(4)
Total deferred tax liabilities	(831)	(629)
Net deferred tax liabilities	(86)	(55)
Valuation allowance	(18)	(15)
Total net deferred tax liabilities	$(104)	$(70)
On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Due to the complexities of the Tax Act, the SEC issued guidance requiring that companies provide a reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, as of December 31, 2017, the Company recorded a provisional estimate for the transition tax of $247 million. In September, 2018, the Company filed its 2017 federal income tax return and revised its determination of the transition tax to $236 million, a reduction of $11 million from the estimate at December 31, 2017. The revised determination of transition tax may be impacted by a number of additional considerations, including but not limited to the issuance of additional regulations.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company’s annual tax expense for the year ended December 31, 2021 includes Excess Tax Benefits from stock compensation of $31 million, benefits from the resolution of certain UTPs of $70 million and other net decreases to tax positions of $25 million.
The Company had valuation allowances of $18 million and $15 million at December 31, 2021 and 2020, respectively, related to foreign net operating losses for which realization is uncertain.
As of December 31, 2021, the Company had $388 million of UTPs of which $353 million represents the amount that, if recognized, would impact the effective tax rate in future periods. The decrease in 2021 resulted primarily from the resolutions of uncertain tax positions. The increase in 2020 was primarily due to the additional reserves established for non-U.S. tax exposures.
MOODY'S 2021 10-K     119

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2021	2020	2019
Balance as of January 1	$483	$477	$495
Additions for tax positions related to the current year	102	37	35
Additions for tax positions of prior years	18	17	22
Reductions for tax positions of prior years	—	(2)	(2)
Settlements with taxing authorities	(134)	(5)	(1)
Lapse of statute of limitations	(81)	(41)	(44)
Reclassification to indemnification liability related to MAKS divestiture	—	—	(28)
Balance as of December 31	$388	$483	$477
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties are recognized in other non-operating expenses. During the year ended December 31, 2021 the Company accrued net interest income of $21 million related to UTPs. During the years ended December 31, 2020 and 2019 the Company incurred net interest expense of $34 million and $28 million, respectively, related to UTPs. As of December 31, 2021, 2020 and 2019 the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $59 million, $113 million and $82 million, respectively.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 through 2019 are currently under examination and 2020 remains open to examination. The Company’s New York State tax returns for 2017 through 2018 are currently under examination and New York City tax returns for 2014 through 2017 are currently under examination. After the resolution of a tax audit for 2012, certain of the Company’s U.K. subsidiaries’ returns from 2012 to 2020 remain open to examination.
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
120     MOODY'S 2021 10-K

NOTE 18    INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which are recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

	December 31, 2021
	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(7)	3	(5)	591
1.75% 2015 Senior Notes, due 2027	568	—	—	(2)	566
2.625% 2017 Senior Notes, due 2023	500	5	—	(1)	504
3.25% 2017 Senior Notes, due 2028	500	8	(3)	(2)	503
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(2)	396
4.875% 2018 Senior Notes, due 2048	400	(7)	(6)	(4)	383
0.950% 2019 Senior Notes, due 2030	853	—	(2)	(5)	846
3.75% 2020 Senior Notes, due 2025	700	(9)	(1)	(4)	686
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(6)	581
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
Total long-term debt	$7,521	$(10)	$(48)	$(50)	$7,413

	December 31, 2020
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.50% 2012 Senior Notes, due 2022	$500	$14	$(1)	$(1)	$512
4.875% 2013 Senior Notes, due 2024	500	—	(1)	(1)	498
5.25% 2014 Senior Notes, due 2044	600	—	3	(5)	598
1.75% 2015 Senior Notes due 2027	612	—	—	(2)	610
2.625% 2017 Senior Notes, due 2023	500	12	—	(2)	510
3.25% 2017 Senior Notes, due 2028	500	31	(4)	(3)	524
4.25% 2018 Senior Notes, due 2029	400	—	(3)	(3)	394
4.875% 2018 Senior Notes, due 2048	400	—	(6)	(4)	390
0.950% 2019 Senior Notes, due 2030	918	—	(3)	(6)	909
3.75% 2020 Senior Notes, due 2025	700	(1)	(1)	(5)	693
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
Total long-term debt	$6,430	$56	$(24)	$(40)	$6,422
(1)The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

MOODY'S 2021 10-K     121

Credit Facility
On December 17, 2021, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to $1.25 billion, which expires December 2026. The 2021 Facility replaces the Company’s $1 billion 2018 Credit Facility that was scheduled to mature in November 2023. Further information on the key terms of these credit facilities is below.
The following summarizes information relating to the Company's revolving credit facilities:

				December 31, 2021		December 31, 2020
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2018 Credit Facility	November 14, 2018	$1,000	November 13, 2023 (Terminated in 2021)	$—	$—	$—	$1,000
2021 Credit Facility	December 17, 2021	$1,250	December 17, 2026	$—	$1,250	$—	$—
2018 Credit Facility
Interest on borrowings under the 2018 Credit Facility ranged from 0 BPS to 22.5 BPS per annum for Alternate Base Rate loans (as defined in the 2018 Facility agreement) or payable at rates based on the London InterBank Offered Rate (“LIBOR”) plus a premium that ranged from 80.5 BPS to 122.5 BPS depending on the Company’s index debt ratings, as set forth in the 2018 Facility agreement. The Company also paid quarterly facility fees, regardless of borrowing activity under the facility. The quarterly fees for the 2018 Facility ranged from 7 BPS of the facility amount to 15 BPS, depending on the Company’s index debt ratings. The 2018 Facility contained certain customary covenants including a financial covenant that required the Company to maintain a total debt to EBITDA ratio of (i) not more than 4 to 1 at the end of any fiscal quarter or (ii) not more than 4.5 to 1 as of the end of the first three consecutive quarters immediately following any acquisition with consideration in excess of $500 million, subject to certain conditions as set forth in the 2018 Facility agreement.
2021 Credit Facility
Interest on borrowings under the 2021 Credit Facility is payable at rates that are based on an adjusted term SOFR Rate plus a premium that can range from 80.5 basis points to 122.5 basis points, depending on the Company’s index debt ratings, as set forth in the 2021 Facility Agreement. The Company also has the option to choose other rates, such as those based on adjusted Daily Simple SOFR or an alternate base rate as set forth in the 2021 Facility Agreement. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly fees for the 2021 Facility can range from 7 basis points of the 2021 Credit Facility amount to 15 basis points, depending on the Company’s index debt ratings. The facility fees for the 2021 Credit Facility are subject to sustainability-based pricing adjustments based on the Company’s annual performance with respect to certain spending with vendors who have committed to and publicly announced the setting of science-based targets to reduce greenhouse gas emissions. The 2021 Facility contains a financial covenant that requires the Company to maintain a total debt to EBITDA Ratio of (i) not more than 4 to 1 at the end of any fiscal quarter or (ii) not more than 4.5 to 1 as of the end of the first three consecutive quarters immediately following any acquisition with consideration in excess of $500 million, subject to certain conditions as set forth in the 2021 Facility.
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2021 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2021, the Company has no CP borrowings outstanding.
Notes Payable
The Company may prepay certain of its senior notes, in whole or in part, but may incur a Make-Whole Amount penalty.
During 2021, the Company issued the 2021 Senior Notes due 2031, the 2021 Senior Notes due 2041, and the 2021 Senior Notes due 2061. The key terms of these debt issuances are set forth in the table above.
Additionally, in 2021, the Company fully repaid $500 million of the 2012 Senior Notes due 2022 (along with a Make-Whole Amount of approximately $13 million). The Company also recognized in interest expense, net, an $8 million benefit relating to carrying value adjustments pursuant to the early termination of interest rate swaps designated as fair value hedges that were associated with the 2012 Senior Notes due 2022.
122     MOODY'S 2021 10-K

At December 31, 2021, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2021, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	2021 Senior Notes due 2031	2021 Senior Notes due 2041	2021 Senior Notes due 2061	Total
2022	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	—	500	—	—	—	—	—	—	—	—	—	—	$500
2024	500	—	—	—	—	—	—	—	—	—	—	—	—	—	$500
2025	—	—	—	—	—	—	—	—	700	—	—	—	—	—	$700
2026	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
Thereafter	—	600	568	—	500	400	400	853	—	300	500	600	600	500	5,821
Total	$500	$600	$568	$500	$500	$400	$400	$853	$700	$300	$500	$600	$600	$500	$7,521
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Expense on borrowings	$(185)	$(163)	$(176)
Expense on UTPs and other tax related liabilities(1)	21	(34)	(28)
Net periodic pension costs—interest component	(16)	(19)	(22)
Income	9	11	17
Capitalized	—	—	1
Total	$(171)	$(205)	$(208)
Interest paid (2)	$162	$132	$167
(1)The amount for the year ended December 31, 2021 includes a $45 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.
(2)Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.
The fair value and carrying value of the Company’s debt as of December 31, 2021 and 2020 are as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% 2012 Senior Notes, due 2022	$—	$—	$512	$530
4.875% 2013 Senior Notes, due 2024	498	538	498	562
5.25% 2014 Senior Notes, due 2044	591	805	598	828
1.75% 2015 Senior Notes, due 2027	566	607	610	674
2.625% 2017 Senior Notes, due 2023	504	509	510	522
3.25% 2017 Senior Notes, due 2028	503	539	524	561
4.25% 2018 Senior Notes, due 2029	396	451	394	480
4.875% 2018 Senior Notes, due 2048	383	526	390	544
0.950% 2019 Senior Notes, due 2030	846	866	909	974
3.75% 2020 Senior Notes, due 2025	686	750	693	785
3.25% 2020 Senior Notes, due 2050	293	311	293	329
2.55% 2020 Senior Notes, due 2060	491	432	491	467
2.00% 2021 Senior Notes, due 2031	587	581	—	—
2.75% 2021 Senior Notes, due 2041	581	579	—	—
3.10% 2021 Senior Notes, due 2061	488	488	—	—
Total	$7,413	$7,982	$6,422	$7,256
MOODY'S 2021 10-K     123

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
Share Repurchase Program
The Company implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2021:

Date Authorized	Amount Authorized	Remaining Authority
February 9, 2021	$1,000	$1,000
December 16, 2019	$1,000	$81
Total Remaining Authority at December 31, 2021		$1,081
Additionally, on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority.
During 2021, Moody’s repurchased 2.2 million shares of its common stock under its share repurchase program and issued a net 0.8 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2021		2020		2019
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.62	$0.62	$0.56	$0.56	$0.50	$0.50
Second quarter	0.62	0.62	0.56	0.56	0.50	0.50
Third quarter	0.62	0.62	0.56	0.56	0.50	0.50
Fourth quarter	0.62	0.62	0.56	0.56	0.50	0.50
Total	$2.48	$2.48	$2.24	$2.24	$2.00	$2.00
On February 7, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share of Moody’s common stock, payable on March 18, 2022 to shareholders of record at the close of business on February 25, 2022. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
124     MOODY'S 2021 10-K

NOTE 20    LEASE COMMITMENTS
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease from one to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$98	$96	$97
Sublease income	(6)	(5)	(2)
Variable lease cost	19	19	17
Total lease cost	$111	$110	$112
The following tables present other information related to the Company’s operating leases:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$113	$108	$106
Right-of-use assets obtained in exchange for new operating lease liabilities	$137	$36	$41

	Year Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term (in years)	5.6	6.0	6.8
Weighted-average discount rate applied to operating leases	3.1%	3.6%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2021:

Year Ending December 31,	Operating Leases
2022	$121
2023	118
2024	109
2025	93
2026	74
Thereafter	95
Total lease payments (undiscounted)	610
Less: Interest	50
Present value of lease liabilities:	$560
Lease liabilities - current	$105
Lease liabilities - noncurrent	$455
MOODY'S 2021 10-K     125

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

126     MOODY'S 2021 10-K

Financial Information by Segment
The table below shows revenue and Adjusted Operating Income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s chief operating decision maker to assess the profitability of each reportable segment. Refer to Note 3 for further details on the components of the Company’s revenue.

	Year Ended December 31,
	2021				2020
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$3,977	$2,413	$(172)	$6,218	$3,440	$2,086	$(155)	$5,371
Operating, SG&A	1,503	1,786	(172)	3,117	1,387	1,472	(155)	2,704
Adjusted Operating Income	2,474	627	—	3,101	2,053	614	—	2,667

Depreciation and amortization	72	185	—	257	70	150	—	220
Restructuring	(1)	1	—	—	19	31	—	50
Loss pursuant to the divestiture of MAKS	—	—	—	—	—	9	—	9
Operating Income				$2,844				$2,388

	Year Ended December 31, 2019
	MIS	MA	Eliminations	Consolidated
Revenue	$3,009	$1,963	$(143)	$4,829
Operating, SG&A	1,264	1,417	(143)	2,538
Adjusted Operating Income	1,745	546	—	2,291

Depreciation and amortization	71	129	—	200
Restructuring	31	29	—	60
Acquisition-Related Expenses	—	3	—	3
Loss pursuant to the divestiture of MAKS	—	14	—	14
Captive insurance company settlement	10	6	—	16
Operating income				$1,998
The cumulative restructuring charges related to the 2018 Restructuring Program for the MIS and MA reportable segments are $60 million and $43 million, respectively. The cumulative restructuring charges related to the 2020 Restructuring Program for the MIS and MA reportable segments were $21 million and $15 million, respectively. The cumulative restructuring charge for the MA reportable segment related to the 2020 MA Strategic Reorganization Restructuring Program is $20 million. The restructuring programs are more fully discussed in Note 11.
MOODY'S 2021 10-K     127

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2021	2020	2019
Revenue:
U.S.	$3,416	$2,955	$2,544
Non-U.S.:
EMEA	1,866	1,545	1,446
Asia-Pacific	596	571	551
Americas	340	300	288
Total Non-U.S.	2,802	2,416	2,285
Total	$6,218	$5,371	$4,829

Long-lived assets at December 31:
U.S.	$4,449	$2,162	$1,290
Non-U.S.	4,802	4,889	4,678
Total	$9,251	$7,051	$5,968
NOTE 23    VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances represent estimates for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Adoption of New Expected Credit Losses Accounting Standard	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2021
Allowances for credit losses	$(34)	$—	$(13)	$15	$(32)
Deferred tax assets—valuation allowance	$(15)	$—	$(4)	$1	$(18)
2020
Allowances for credit losses	$(20)	$(2)	$(26)	$14	$(34)
Deferred tax assets—valuation allowance	$(9)	$—	$(6)	$—	$(15)
2019
Allowances for credit losses	$(20)	$—	$(10)	$10	$(20)
Deferred tax assets—valuation allowance	$(5)	$—	$(4)	$—	$(9)
(1)Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses.
NOTE 24    OTHER NON-OPERATING INCOME, NET
The following table summarizes the components of other non-operating income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
FX (loss) gain	$(1)	$2	$(18)
Purchase price hedge loss(1)	(13)	—	—
Net periodic pension costs—other components(2)	9	13	18
Income from investments in non-consolidated affiliates(3)	60	6	13
Other	27	25	7
Total	$82	$46	$20
(1)Reflects a loss on a forward contract to hedge a portion of the RMS British pound-denominated purchase price.
(2)The amount for the year ended December 31, 2021 includes an $8 million loss related to a settlement of pension obligations.
(3)The amount for the year ended December 31, 2021 includes a $36 million non-cash gain relating to the exchange of Moody’s minority investment in VisibleRisk (accounted for under the equity method) for shares of BitSight, a cybersecurity ratings company.
128     MOODY'S 2021 10-K

NOTE 25    SUBSEQUENT EVENT
On February 7, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share for Moody’s common stock, payable March 18, 2022 to shareholders of record at the close of business on February 25, 2022.
MOODY'S 2021 10-K     129

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fiscal year ended December 31, 2021, the Company acquired RMS and management has excluded this acquired business from its assessment of the effectiveness of disclosure controls and procedures as of the Evaluation Date. The total assets (excluding acquired goodwill and intangible assets which are included within the scope of this assessment) and revenues of RMS represent $333 million and $81 million, respectively, of the corresponding amounts in the Company's consolidated financial statements for the fiscal year ended December 31, 2021.
Changes In Internal Control Over Financial Reporting
Information in response to this Item is set forth under the caption “Management’s Report on Internal Control Over Financial Reporting”, in Part II, Item 8 of this annual report on Form 10-K.
Except as described below, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2021. Although a significant portion of the Company's workforce has been working remotely due to the COVID-19 pandemic, Moody's has not experienced any material impact to its internal controls over financial reporting.
During the fiscal year ended December 31, 2021, the Company acquired RMS and is in the process of integrating the acquired entity into the Company’s financial reporting processes and procedures and internal controls over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
130     MOODY'S 2021 10-K

PART III
Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 26, 2022, and is incorporated herein by reference.
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10‑K, as well as under the headings “Item 1–Election of Directors,” “Corporate Governance–Codes of Business Conduct and Ethics,” and “The Audit Committee,” in the 2022 Proxy Statement and is incorporated by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table for 2021,” “Outstanding Equity Awards at Fiscal Year-End Table for 2021,” “Option Exercises and Stock Vested Table for 2021,” “Pension Benefits Table for 2021,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Relationship of Compensation Practices to Risk Management” “CEO Pay Ratio,” and “Report of the Compensation & Human Resources Committee” in the 2022 Proxy Statement and is incorporated by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is included under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K, as well as under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated by reference.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Corporate Governance –Director Independence” and “Certain Relationships and Related Transactions” in the 2022 Proxy Statement and is incorporated by reference.
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the headings “Item 2–Ratification of Appointment of Independent Registered Public Accountants–Principal Accounting Fees and Services” and “The Audit Committee” in the 2022 Proxy Statement and is incorporated by reference.
MOODY'S 2021 10-K     131

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.
(1) Financial Statements.
See Index to Financial Statements on page 68, in Part II. Item 8 of this Form 10-K.
(2) Financial Statement Schedules.
None.
(3) Exhibits.
INDEX TO EXHIBITS

S-K EXHIBIT NUMBER
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
.1.1#
Purchase Agreement, dated as of August 5, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc, DMG Atlantic Ltd, and DMG US Investments, Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 6, 2021)

.1.2
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
.1
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

	.2	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)
.3.1
Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.2
Second Supplemental Indenture, dated as of August 20, 2012, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.50% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 20, 2012)

.3.3
Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013)

.3.4
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.5.1
Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form or 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.5.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar ((incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.6
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

132     MOODY'S 2021 10-K

.3.7
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

.3.8.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.8.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent. (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.9
Eleventh Supplement Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3.10
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.3.11
Thirteenth Supplemental Indenture, dated as of August 18, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.550% Senior Note due 2060 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 18, 2020)

.3.12
Fourteenth Supplemental Indenture, dated as of August 19, 2021, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.000% Senior Note due 2031 and the form of 2.750% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2021)

.3.13
Fifteenth Supplemental Indenture, dated as of November 29, 2021, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee, including the form of 3.100% Senior Note due 2061 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 29, 2021

10	Material Contracts
.1.1†
1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.1.2†
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (for awards after 2017) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.2†
Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

.3.1†
Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended and restated as of January 1, 2021) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed October 29, 2021)

.3.2.1†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted between 2017 and 2019) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.2.2†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.3.1†
Form of Performance Share Award Letter (for awards granted between 2018 and 2019) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.3.3.2†
Form of Performance Share Award Letter (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

MOODY'S 2021 10-K     133

.3.4.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2020) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

.3.4.2†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.4†
2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

.5†
Moody’s Corporation Deferred Compensation Plan (amended and restated effective as of January 1, 2020) (incorporated by reference to Exhibit 10.5 the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.6†
Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

.7†
Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

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
.9†
Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.10.1†
Moody’s Corporation Retirement Account (amended and restated as of January 1, 2021) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.10.2†*	First Amendment to the Moody’s Corporation Retirement Account (effective January 1, 2021)
.11.1†
Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2020) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.11.2†*	First Amendment to the Profit Participation Plan of Moody’s Corporation (effective January 1, 2020)
.12†*	The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008, October 15, 2015 and December 19, 2016)
.13.1†*	Amended and Restated Moody’s Corporation Career Transition Plan (amended and restated as of November 8, 2021)
.14†
Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2019)

.15†
Risk Management Solutions, Inc. 2014 Equity Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant, file number 333-259539, filed September 15, 2021)

.16†
Risk Management Solutions, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Registrant, file number 333-259539, filed September 15, 2021)

.17	Form Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 22, 2017)
.18†
Employment Offer Letter between Moody’s Corporation and Mark Kaye, dated July 18, 2018 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Registrant, file number 1-14037, filed on October 31, 2018)

.19
Settlement Agreement dated January 13, 2017 between (1) Moody’s Corporation, Moody’s Investors Service, Inc. and Moody’s Analytics, Inc., and (2) the United States, acting through the United States Department of Justice and the United States Attorney’s Office for the District of New Jersey, along with various States and the District of Columbia, acting through their respective Attorneys General (incorporated by reference to the Report on Form 8-K of the Registrant, file number 1-14037, filed January 17, 2017)

.20
Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 3, 2016)

.21.1
Tax Matters Agreement, dated as of August 5, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc and DMG Atlantic Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 6, 2021)

134     MOODY'S 2021 10-K

.21.2
Amendment No.1 to Tax Matters Agreement, dated as of September 15, 2021, among Moody’s Analytics, Inc., Daily Mail and General Trust plc and DMG Atlantic Ltd. (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed September 15, 2021)

.22
Credit Agreement, dated as of December 17, 2021, among Moody’s Corporation, the borrowing subsidiaries party thereto, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2021).

21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2021
23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
ITEM 16        FORM 10-K SUMMARY
None.
MOODY'S 2021 10-K     135

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ ROBERT FAUBER

Robert Fauber
President and Chief Executive Officer
Date: February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT FAUBER	/s/ KATHRYN M. HILL
Robert Fauber,	Kathryn M. Hill,
President and Chief Executive Officer	Director
(principal executive officer)

/s/ MARK KAYE	/s/ LLOYD W. HOWELL, JR.
Mark Kaye,	Lloyd W. Howell, Jr.,
Executive Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ CAROLINE SULLIVAN	/s/ RAYMOND W. MCDANIEL, JR.
Caroline Sullivan,	Raymond W. McDaniel, Jr.,
Senior Vice President and Corporate Controller	Chairman
(principal accounting officer)

/s/ JORGE A. BERMUDEZ	/s/ LESLIE F. SEIDMAN
Jorge A. Bermudez,	Leslie F. Seidman,
Director	Director

/s/ THÉRÈSE ESPERDY	/s/ ZIG SERAFIN
Thérèse Esperdy,	Zig Serafin,
Director	Director

/s/ VINCENT A. FORLENZA	/s/ BRUCE VAN SAUN
Vincent A. Forlenza,	Bruce Van Saun,
Lead Independent Director	Director

Date: February 18, 2022

136     MOODY'S 2021 10-K