Form 10-Q
period 2022-03-31
MOODYS CORP /DE/
filed 2022-05-02
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Shares Outstanding at March 31, 2022
184.5 million

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
Acquisition-Related Amortization Expense	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
AOCI(L)	Accumulated other comprehensive income/loss; a separate component of shareholders’ equity
Annualized Recurring Revenue (ARR)	A supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time
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

Board	The board of directors of the Company
BPS	Basis points
CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI
CDP	An international nonprofit organization that helps companies, cities, states and regions manage their environmental impact through a global disclosure system
CFG	Corporate finance group; an LOB of MIS
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Commission	European Commission
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
Cortera	A provider of North American credit data and workflow solutions; the Company acquired Cortera in March 2021
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2021 Facility

CRAs	Credit rating agencies
Data and Information (D&I)	LOB within MA that provides vast data sets on economies, companies, commercial properties and financial securities via data feeds and data applications products
DBPPs	Defined benefit pension plans
Decision Solutions (DS)
LOB within MA that provides software and workflow tools for specific use cases (banking, insurance, KYC/KYS, CRE and structured finance solutions). This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide integrated risk solutions

TERM	DEFINITION
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ERS
The Enterprise Risk Solutions LOB within MA, which offered risk management software solutions as well as related risk management advisory engagements services. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to Decision Solutions, Research and Insights, and Data and Information

ESG	Environmental, Social, and Governance
ESMA	European Securities and Markets Authority
ESPP	Employee stock purchase plan
ETR	Effective tax rate
EU	European Union
EURIBOR	The Euro Interbank Offered Rate
Excess Tax Benefits
The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended
External Revenue	Revenue excluding any intersegment amounts
FASB	Financial Accounting Standards Board
FIG	Financial institutions group; an LOB of MIS
Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
GDP	Gross domestic product
GRI	Global Reporting Initiative, an international independent standards organization that helps organizations understand and disclose their impact on climate change, human rights and corruption
ICRA	ICRA Limited; a provider of credit ratings and research in India
INR	Indian rupee
IRS	Internal Revenue Service
kompany	360kompany AG (kompany); a Vienna, Austria-based platform for business verification and Know Your Customer (KYC) technology solutions, acquired by the Company in February 2022
KIS	Korea Investors Service, Inc; a Korean rating agency and consolidated subsidiary of the Company
KIS Pricing	Korea Investors Service Pricing, Inc; a Korean provider of fixed income securities pricing and consolidated subsidiary of the Company
KIS Research	Korea Investors Service Research; a Korean provider of financial research and consolidated subsidiary of the Company
Korea	Republic of South Korea
KYC	Know-your-customer
LIBOR	London Interbank Offered Rate
LOB	Line of business
MA
Moody’s Analytics - a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly part of the PS LOB and a reporting unit within the MA reportable segment
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

TERM	DEFINITION
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG; CFG; FIG; PPIF; and MIS Other
MIS Other
Consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue and revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MIS and MA
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
NM	Percentage change is not meaningful
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

PassFort	A U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis; acquired by the Company in November 2021
PPIF	Public, project and infrastructure finance; an LOB of MIS
Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company
RealXData	A provider of CRE lease-level portfolio management with benchmarking and rent forecasting capabilities; acquired by the Company in September 2021
RD&A
LOB within MA that offered subscription-based research, data and analytical products, including: credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; and learning solutions. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to Decision Solutions, Research and Insights, and Data and Information

Research and Insights (R&I)	LOB within MA that provides models, scores, expert insights and commentary. This LOB includes credit research; credit models and analytics; and economics data and models
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
Revenue Accounting Standard
Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).” This accounting guidance significantly changes the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

RMBS	Residential mortgage-backed securities; an asset class within SFG

TERM	DEFINITION
RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021
SaaS	Software-as-a-Service
SASB	Sustainability Accounting Standards Board
SBTi
Science Based Targets initiative; a partnership between CDP, the United Nations Global Compact, World Resources Institute and the World Wide Fund for Nature created to encourage the private sector to take the lead on urgent climate action

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
Transaction Revenue
For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
WEF	World Economic Forum
YTD	Year-To-Date
2013 Senior Notes due 2024	Principal amount of the $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060
2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program.
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041
2021 Senior Notes due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061
2022 Senior Notes due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,522	$1,600
Expenses
Operating	417	393
Selling, general and administrative	371	293
Depreciation and amortization	78	59
Restructuring	—	2
Total expenses	866	747
Operating income	656	853
Non-operating (expense) income, net
Interest expense, net	(53)	(7)
Other non-operating income, net	6	16
Total non-operating (expense) income, net	(47)	9
Income before provision for income taxes	609	862
Provision for income taxes	111	126
Net income attributable to Moody's	$498	$736
Earnings per share attributable to Moody's common shareholders
Basic	$2.69	$3.93
Diluted	$2.68	$3.90
Weighted average number of shares outstanding
Basic	185.1	187.2
Diluted	186.1	188.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$498			$736
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(108)	$1	(107)	$(147)	$6	(141)
Net gains on net investment hedges	64	(17)	47	175	(42)	133
Net investment hedges - reclassification of gains included in net income	—	—	—	(1)	—	(1)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	—	—	—	3	(1)	2
Net actuarial losses and prior service costs	(3)	1	(2)	—	—	—
Total other comprehensive (loss) income	$(46)	$(15)	$(61)	$31	$(37)	$(6)
Comprehensive income			437			730
Less: comprehensive income attributable to noncontrolling interests			—			2
Comprehensive Income Attributable to Moody's			$437			$728
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,750	$1,811
Short-term investments	103	91
Accounts receivable, net of allowance for credit losses of $44 in 2022 and $32 in 2021	1,824	1,720
Other current assets	385	389
Total current assets	4,062	4,011
Property and equipment, net of accumulated depreciation of $1,035 in 2022 and $1,010 in 2021	381	347
Operating lease right-of-use assets	427	438
Goodwill	6,039	5,999
Intangible assets, net	2,422	2,467
Deferred tax assets, net	347	384
Other assets	1,061	1,034
Total assets	$14,739	$14,680
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$856	$1,142
Current portion of operating lease liabilities	106	105
Current portion of long-term debt	501	—
Deferred revenue	1,525	1,249
Total current liabilities	2,988	2,496
Non-current portion of deferred revenue	86	86
Long-term debt	7,285	7,413
Deferred tax liabilities, net	498	488
Uncertain tax positions	368	388
Operating lease liabilities	440	455
Other liabilities	492	438
Total liabilities	12,157	11,764
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2022 and December 31, 2021, respectively.	3	3
Capital surplus	826	885
Retained earnings	13,132	12,762
Treasury stock, at cost; 158,363,386 and 157,262,484 shares of common stock at March 31, 2022 and December 31, 2021	(11,096)	(10,513)
Accumulated other comprehensive loss	(471)	(410)
Total Moody's shareholders' equity	2,394	2,727
Noncontrolling interests	188	189
Total shareholders' equity	2,582	2,916
Total liabilities, noncontrolling interests and shareholders' equity	$14,739	$14,680
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$498	$736
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	78	59
Stock-based compensation	46	45
Deferred income taxes	30	44
Changes in assets and liabilities:
Accounts receivable	(117)	(71)
Other current assets	(11)	67
Other assets	(21)	(27)
Lease obligations	(2)	(3)
Accounts payable and accrued liabilities	(296)	(206)
Deferred revenue	290	146
Unrecognized tax benefits and other non-current tax liabilities	(18)	(78)
Other liabilities	(7)	(36)
Net cash provided by operating activities	470	676
Cash flows from investing activities
Capital additions	(59)	(14)
Purchases of investments	(46)	(65)
Sales and maturities of investments	27	45
Cash paid for acquisitions, net of cash acquired	(83)	(138)
Receipts from settlements of net investment hedges	—	1
Payments for settlements of net investment hedges	—	(23)
Net cash used in investing activities	(161)	(194)
Cash flows from financing activities
Issuance of notes	491	—
Proceeds from stock-based compensation plans	8	9
Repurchase of shares related to stock-based compensation	(58)	(51)
Treasury shares	(560)	(132)
Cash paid for ASR contract relating to shares retained by counterparty until final settlement	(98)	—
Dividends	(130)	(116)
Debt issuance costs and related fees	(5)	—
Net cash used in financing activities	(352)	(290)
Effect of exchange rate changes on cash and cash equivalents	(18)	(20)
(Decrease) increase in cash and cash equivalents	(61)	172
Cash and cash equivalents, beginning of period	1,811	2,597
Cash and cash equivalents, end of period	$1,750	$2,769
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
Net income				498				498	—	498
Dividends ($0.70 per share)				(128)				(128)	(1)	(129)
Stock-based compensation			46					46		46
Shares issued for stock-based compensation plans at average cost, net			(42)		0.5	(32)		(74)		(74)
Shares issued as consideration to acquire kompany(1)			35		0.1	9		44		44
Treasury shares repurchased					(1.7)	(560)		(560)		(560)
Accelerated Share Repurchase pending final settlement			(98)					(98)		(98)
Currency translation adjustment, net of net investment hedge activity (net of tax of $16 million)							(60)	(60)	—	(60)
Net actuarial gains and prior service costs (net of tax of $1 million)							(2)	(2)		(2)
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at March 31, 2022	342.9	$3	$826	$13,132	(158.4)	$(11,096)	$(471)	$2,394	$188	$2,582
The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Represents a non-cash investing activity relating to the issuance of common stock to fund a portion of the purchase price for kompany.

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
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2021 annual report on Form 10-K filed with the SEC on February 22, 2022. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Adoption of New Accounting Standards
On January 1, 2022, the Company adopted ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08"). This ASU requires companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. The adoption of this ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. Accordingly, upon adoption, the Company will no longer be required to adjust acquired deferred revenue to fair value in business combination transactions. The amendments in ASU No. 2021-08 are applied prospectively and will be applied to all business combination transactions completed subsequent to January 1, 2022.
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
Russia/Ukraine Conflict
The Company is closely monitoring the impact of the ongoing Russia/Ukraine conflict on all aspects of its business. In response to the conflict, in the first quarter of 2022, the Company has suspended commercial operations in Russia for both MIS and MA and is complying with all applicable regulatory restrictions set forth by the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian operations and net assets are not material, broader global market volatility relating to uncertainties surrounding the conflict has adversely impacted rated issuance volumes in the first quarter of 2022. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.
Reclassification of Previously Reported Revenue by LOB
In the first quarter of 2022, the Company realigned its revenue by LOB reporting structure for the MA operating segment to enhance insight and transparency into this business. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to:
–Decision Solutions (DS) - provides software and workflow tools for specific use cases (banking, insurance, KYC/KYS, CRE and structured finance solutions). This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide integrated risk solutions;
–Research & Insights (R&I) - provides models, scores, expert insights and commentary. This LOB includes: credit research; credit models and analytics; and economics data and models; and
–Data & Information (D&I) - provides vast data sets on economies, companies, commercial properties and financial securities via data feeds and data applications products.

Prior year revenue by LOB disclosures have been reclassified to conform to the new LOB reporting structure, which is presented in Note 2.
NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2022	2021
MIS:
Corporate Finance (CFG)
Investment-grade	$114	$134
High-yield	39	141
Bank loans	113	180
Other accounts (1)	151	150
Total CFG	417	605
Structured Finance (SFG)
Asset-backed securities	32	26
RMBS	35	27
CMBS	38	24
Structured credit	39	38
Other accounts	—	1
Total SFG	144	116
Financial Institutions (FIG)
Banking	89	109
Insurance	34	43
Managed investments	5	8
Other accounts	3	2
Total FIG	131	162
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	58	67
Project and infrastructure	65	76
Total PPIF	123	143
Total ratings revenue	815	1,026
MIS Other	12	10
Total external revenue	827	1,036
Intersegment revenue	43	40
Total MIS	870	1,076
MA:
Decision Solutions	334	225
Research and Insights	183	171
Data and Information	178	168
Total external revenue	695	564
Intersegment revenue	2	2
Total MA	697	566
Eliminations	(45)	(42)
Total MCO	$1,522	$1,600
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate Finance	$275	$142	$417	$414	$191	$605
Structured Finance	97	47	144	68	48	116
Financial Institutions	65	66	131	86	76	162
Public, Project and Infrastructure Finance	75	48	123	78	65	143
Total ratings revenue	512	303	815	646	380	1,026
MIS Other	1	11	12	1	9	10
Total MIS	513	314	827	647	389	1,036
MA:
Decision Solutions	188	146	334	91	134	225
Research and Insights	101	82	183	92	79	171
Data and Information	60	118	178	55	113	168
Total MA	349	346	695	238	326	564
Total MCO	$862	$660	$1,522	$885	$715	$1,600
The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2022	2021
MIS:
U.S.	$513	$647
Non-U.S.:
EMEA	193	248
Asia-Pacific	74	97
Americas	47	44
Total Non-U.S.	314	389
Total MIS	827	1,036
MA:
U.S.	349	238
Non-U.S.:
EMEA	241	230
Asia-Pacific	61	59
Americas	44	37
Total Non-U.S.	346	326
Total MA	695	564
Total MCO	$1,522	$1,600

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

	Three Months Ended March 31,
	2022				2021
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$293		$124	$417	$487	$118	$605
	70%		30%	100%	80%	20%	100%
Structured Finance	$93		$51	$144	$66	$50	$116
	65%		35%	100%	57%	43%	100%
Financial Institutions	$61		$70	$131	$90	$72	$162
	47%		53%	100%	56%	44%	100%
Public, Project and Infrastructure Finance	$79		$44	$123	$100	$43	$143
	64%		36%	100%	70%	30%	100%
MIS Other	$3		$9	$12	$2	$8	$10
	25%		75%	100%	20%	80%	100%
Total MIS	$529		$298	$827	$745	$291	$1,036
	64%		36%	100%	72%	28%	100%
Decision Solutions	$43		$291	$334	$41	$184	$225
	13%		87%	100%	18%	82%	100%
Research and Insights	$1		$182	$183	$1	$170	$171
	1%		99%	100%	1%	99%	100%
Data and Information	$—		$178	$178	$1	$167	$168
	—%		100%	100%	1%	99%	100%
Total MA	$44	(1)	$651	$695	$43	$521	$564
	6%		94%	100%	8%	92%	100%
Total Moody's Corporation	$573		$949	$1,522	$788	$812	$1,600
	38%		62%	100%	49%	51%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).
The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$529	$41	$570	$745	$29	$774
Revenue recognized over time	298	654	952	291	535	826
Total	$827	$695	$1,522	$1,036	$564	$1,600
Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided. In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer.

The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at March 31, 2022 and December 31, 2021:

	As at March 31, 2022		As at December 31, 2021
	MIS	MA	MIS	MA
Unbilled Receivables	$416	$223	$386	$152
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	MIS	MA	Total	MIS	MA	Total
Balance at December 31,	$296	$1,039	$1,335	$313	$874	$1,187
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(95)	(431)	(526)	(96)	(386)	(482)
Increases due to amounts billable excluding amounts recognized as revenue during the period	178	636	814	174	452	626
Increases due to acquisitions during the period	—	1	1	—	4	4
Effect of exchange rate changes	(2)	(11)	(13)	(3)	(4)	(7)
Total changes in deferred revenue	81	195	276	75	66	141
Balance at March 31,	$377	$1,234	$1,611	$388	$940	$1,328
Deferred revenue - current	$294	$1,231	$1,525	$295	$937	1,232
Deferred revenue - non-current	$83	$3	$86	$93	$3	96
The increase in deferred revenue during both the three months ended March 31, 2022 and 2021 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $110 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2022 as well as amounts not yet invoiced to customers as of March 31, 2022, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.1 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation cost	$46	$45
Tax benefit	$11	$11
During the first three months of 2022, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $84.15 per share. The Company also granted 0.5 million shares of restricted stock in the first three months of 2022, which had a weighted average grant date fair value of $325.99 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $317.21 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2022:

Expected dividend yield	0.86%
Expected stock volatility	27%
Risk-free interest rate	1.88%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at March 31, 2022 was $27 million and $332 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 2.8 years, respectively. Additionally, there was $68 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.1 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2022	2021
Exercise of stock options:
Proceeds from stock option exercises	$3	$6
Aggregate intrinsic value	$4	$9
Tax benefit realized upon exercise	$1	$2
Number of shares exercised (1)	—	0.1
Vesting of restricted stock:
Fair value of shares vested	$166	$178
Tax benefit realized upon vesting	$39	$41
Number of shares vested	0.5	0.6
Vesting of performance-based restricted stock:
Fair value of shares vested	$50	$29
Tax benefit realized upon vesting	$12	$6
Number of shares vested	0.2	0.1
(1) The number of options exercised in 2022 was approximately 20 thousand.

NOTE 4. INCOME TAXES
Moody’s effective tax rate was 18.2% and 14.6% for the three months ended March 31, 2022 and 2021, respectively. The 3.6% increase in the ETR was primarily due to the resolution of uncertain tax positions in the first quarter of 2021 that did not recur to the same extent in the first quarter of 2022. The Company’s tax expense differs from the tax computed by applying its estimated annual effective tax rate to the pre-tax earnings primarily due to Excess Tax Benefits from stock-based compensation of $19 million and net reductions in UTPs of $20 million related to the resolution of uncertain tax positions.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $20 million ($20 million, net of federal tax) during the first three months of 2022, which primarily related to the aforementioned resolution of uncertain tax positions.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 through 2019 are currently under examination and 2020 remains open to examination. The Company’s New York State tax returns for 2017 through 2018 are currently under examination and New York City tax returns for 2014 through 2017 are currently under examination. The Company’s U.K. tax returns for 2012 through 2019 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2022	2021
Income taxes paid	$70	$68

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,

	2022	2021
Basic	185.1	187.2
Dilutive effect of shares issuable under stock-based compensation plans	1.0	1.4
Diluted	186.1	188.6
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2022 and 2021.
NOTE 6. ACCELERATED SHARE REPURCHASE PROGRAM
On March 1, 2022, the Company entered into an ASR agreement with a financial institution counterparty to repurchase $500 million of its outstanding common stock. The Company paid $500 million to the counterparty and received an initial delivery of 1.2 million shares of its common stock. Final settlement of the ASR agreement was completed in April 2022 and the Company received delivery of an additional 0.3 million shares of the Company’s common stock.
In total, the Company repurchased 1.5 million shares of the Company’s common stock during the term of the ASR Agreement, based on the volume-weighted average price (net of discount) of $324.20 per share over the duration of the program. The initial share repurchase and final share settlement were recorded as a reduction to shareholders’ equity.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2022
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$694	$—	$694	$582	$103	$9
Mutual funds	$62	$2	$64	$—	$—	$64

	As of December 31, 2021
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$691	$—	$691	$584	$91	$16
Mutual funds	$65	$8	$73	$—	$—	$73
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both March 31, 2022 and December 31, 2021. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 26 months at March 31, 2022 and 13 months to 29 months at December 31, 2021. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invests in Corporate-Owned Life Insurance (COLI). As of March 31, 2022 and December 31, 2021, the contract value of the COLI was $49 million and $37 million, respectively.
NOTE 8. ACQUISITIONS
The business combinations described below are accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value or other values set forth in U.S. GAAP on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not qualify for separate recognition.
kompany
In February 2022, the Company acquired 100% of kompany, a Vienna, Austria-based platform for business verification and Know Your Customer (KYC) technology solutions. The acquisition complements Moody’s technology, data, and analytical capabilities, and enhances its customer solutions for KYC, anti-money laundering, compliance, and counterparty risk. The purchase price was not material and the near term impact to the Company's financial statements is not expected to be material.
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
Transaction costs
Transaction costs incurred in the year ended December 31, 2021 directly related to the RMS acquisition were $22 million and were recorded in SG&A expenses in the statement of operations.
Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the three months ended March 31, 2021 as if the acquisition of RMS occurred on January 1, 2020. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2020. The unaudited pro forma information includes amortization of acquired intangible assets, based on the preliminary purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

Three Months Ended March 31,
2021
Pro forma Revenue	$1,680
Pro forma Net Income attributable to Moody's	$729
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
Cortera
On March 19, 2021, the Company acquired 100% of Cortera, a provider of North American credit data and workflow solutions.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$138
Additional consideration paid to sellers in 2021 (1)	1
Total consideration	$139
(1) Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.
Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$7
Intangible assets:
Database (10 year useful life)	$38
Customer relationships (18 year useful life)	9
Product technology (8 year useful life)	9
Trade name (5 year useful life)	1
Total intangible assets (11 year weighted average useful life)		57
Goodwill		79
Deferred tax assets		16
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(1)
Deferred revenue	(4)
Deferred tax liabilities	(15)
Other liabilities	(2)
Total liabilities		(22)
Net assets acquired		$139
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
The Company has not presented pro forma combined results for the Cortera acquisition because the impact on previously reported statements of operations would not have been material. Additionally, the near term impact to the Company’s operations and cash flows is not material.
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
Derivatives and non-derivative instruments designated as accounting hedges:
Fair Value Hedges
Interest Rate Swaps
The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month LIBOR, 6-month LIBOR, and SOFR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statements of operations.
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of March 31, 2022	As of December 31, 2021	Floating Interest Rate
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$250	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month USD LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	3-month USD LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	$300	$300	3-month USD LIBOR
2019 Senior Notes due 2029 (1)	Pay Floating/Receive Fixed	$400	$—	SOFR
Total		$2,050	$1,650
(1) Executed in the first quarter of 2022.
Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2022	2021
Interest expense, net		$(53)	$(7)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$6	$5
Fair value changes on interest rate swaps	Interest expense, net	$(85)	$(24)
Fair value changes on hedged debt	Interest expense, net	$85	$24

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

March 31, 2022
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€909	2.16%	$1,050	4.45%
Pay Floating/Receive Floating	1,179	Based on 3-month EURIBOR	1,350	Based on 3-month USD LIBOR
Pay Floating/Receive Floating	351	Based on 3-month EURIBOR	400	Based on SOFR
Total	€2,439		$2,800

December 31, 2021
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€909	2.16%	$1,050	4.45%
Pay Floating/Receive Floating	1,179	Based on 3-month EURIBOR	1,350	Based on 3-month USD LIBOR
Total	€2,088		$2,400
As of March 31, 2022 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2023	€442
2024	€443
2026	€450
2027	€246
2028	€507
2029	€351
Total	€2,439
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

The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
FX forward contracts	$—	$16	$—	$1	$—	$—
Cross currency swaps	24	72	—	—	10	10
Long-term debt	23	45	—	—	—	—
Total net investment hedges	$47	$133	$—	$1	$10	$10
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$(1)	$—	$—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$47	$133	$(1)	$—	$10	$10
The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2022	December 31, 2021
Net investment hedges
Cross currency swaps	$43	$19
FX forwards	29	29
Long-term debt	(4)	(27)
Total net investment hedges	$68	$21
Cash flow hedges
Interest rate contracts	$(48)	$(49)
Cross currency swaps	2	2
Total cash flow hedges	(46)	(47)
Total net gain (loss) in AOCL	$22	$(26)
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through July 2022.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2022			December 31, 2021
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$183		£135	$126		£92
Contracts to sell USD for Japanese yen	$22		¥2,500	$22		¥2,500
Contracts to sell USD for Canadian dollars	$106	C$	133	$120	C$	150
Contracts to sell USD for Singapore dollars	$74	S$	100	$67	S$	90
Contracts to sell USD for euros	$431		€380	$364		€315
Contracts to sell USD for Russian ruble	$26	₽	2,400	$16	₽	1,200
Contracts to sell USD for Indian rupee	$24	₹	1,800	$7	₹	500
Contracts to sell GBP for USD	£—		$—	£172		$231
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian ruble, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2022	2021
FX forwards	Other non-operating income, net	$(19)	$(6)
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other current assets	$9	$—
Cross-currency swaps designated as net investment hedges	Other assets	66	53
Interest rate swaps designated as fair value hedges	Other current assets	2	—
Interest rate swaps designated as fair value hedges	Other assets	—	13
Total derivatives designated as accounting hedges		77	66

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1	1
Total assets		$78	$67
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$6	$17
Interest rate swaps designated as fair value hedges	Other liabilities	97	23
Total derivatives designated as accounting hedges		103	40
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,391	1,421
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	22	12
Total liabilities		$1,516	$1,473

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2022
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
Additions/ adjustments (1)	—	—	—	107	—	107	107	—	107
Foreign currency translation adjustments	(1)	—	(1)	(66)	—	(66)	(67)	—	(67)
Ending balance	$395	$—	$395	$5,656	$(12)	$5,644	$6,051	$(12)	$6,039

	Year Ended December 31, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (2)	90	—	90	1,525	—	1,525	1,615	—	1,615
Foreign currency translation adjustments	(5)	—	(5)	(167)	—	(167)	(172)	—	(172)
Ending balance	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
(1) The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany.
(2) The 2021 additions/adjustments for the MA segment in the table above relate to the acquisitions of Cortera, RMS, RealXData, Bogard, and PassFort. The 2021 additions/adjustments for the MIS segment relate to certain revenue synergies from the RMS acquisition that are expected to benefit the ESG solutions group within the MIS Other LOB.

Acquired intangible assets and related amortization consisted of:

	March 31, 2022	December 31, 2021
Customer relationships	$2,085	$2,101
Accumulated amortization	(400)	(381)
Net customer relationships	1,685	1,720
Software/product technology	679	663
Accumulated amortization	(233)	(219)
Net software/product technology	446	444
Database	179	179
Accumulated amortization	(51)	(46)
Net database	128	133
Trade names	205	207
Accumulated amortization	(51)	(47)
Net trade names	154	160
Other (1)	54	54
Accumulated amortization	(45)	(44)
Net other	9	10
Total acquired intangible assets, net	$2,422	$2,467
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2022	2021
Amortization expense	$51	$35
Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2022 (After March 31,)	$147
2023	191
2024	190
2025	180
2026	178
Thereafter	1,536
Total estimated future amortization	$2,422
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

NOTE 11. FAIR VALUE
The table below presents information about items that are carried at fair value at March 31, 2022 and December 31, 2021:

	Fair value Measurement as of March 31, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$78	$—	$78
Mutual funds	64	64	—
Total	$142	$64	$78
Liabilities:
Derivatives (1)	$125	$—	$125
Total	$125	$—	$125

	Fair value Measurement as of December 31, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$67	$—	$67
Mutual funds	73	73	—
Total	$140	$73	$67
Liabilities:
Derivatives (1)	$52	$—	$52
Total	$52	$—	$52
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2022	December 31, 2021
Other current assets:
Prepaid taxes	$113	$112
Prepaid expenses	104	99
Capitalized costs to obtain and fulfill sales contracts	98	103
Derivative instruments designated as accounting hedges	11	—
Other	59	75
Total other current assets	$385	$389

Other assets:
Investments in non-consolidated affiliates	$450	$443
Deposits for real-estate leases	15	14
Indemnification assets related to acquisitions	108	106
Mutual funds and fixed deposits	73	89
Company owned life insurance (at contract value)	49	37
Costs to obtain sales contracts	152	138
Derivative instruments designated as accounting hedges	66	66
Pension and other retirement employee benefits	74	77
Other	74	64
Total other assets	$1,061	$1,034

Accounts payable and accrued liabilities:
Salaries and benefits	$220	$211
Incentive compensation	72	324
Customer credits, advanced payments and advanced billings	116	100
Dividends	3	6
Professional service fees	69	75
Interest accrued on debt	42	85
Accounts payable	42	47
Income taxes	141	115
Pension and other retirement employee benefits	7	7
Accrued royalties	21	36
Foreign exchange forwards on certain assets and liabilities	22	12
Restructuring liability	2	4
Other	99	120
Total accounts payable and accrued liabilities	$856	$1,142

Other liabilities:
Pension and other retirement employee benefits	$230	$235
Interest accrued on UTPs	60	59
MAKS indemnification provisions	33	33
Income tax liability - non-current portion	23	23
Derivative instruments designated as accounting hedges	103	40
Other	43	48
Total other liabilities	$492	$438

Allowance for credit losses:
During the quarter ended March 31, 2022, the Company increased its allowance for credit losses by $12 million. This increase was primarily due to reserves recorded for the Company's Russian-domiciled customers pursuant to the impacts of the Russia/Ukraine conflict, which is more fully described in Note 1.
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheet:

	March 31, 2022	December 31, 2021
Equity method investments(1)	$128	$121
Investments measured using the measurement alternative(2)	318	318
Other	4	4
Total investments in non-consolidated affiliates	$450	$443
(1) Equity securities in which the Company has significant influence over the investee but does not have a controlling financial interest in accordance with ASC Topic 323
(2) Equity securities without readily determinable fair value for which the Company has elected to apply the measurement alternative in accordance with ASC Topic 321
Moody's holds various investments accounted for under the equity method, the most significant of which is the Company's minority investment in CCXI. Moody's also holds various investments measured using the measurement alternative, the most significant of which is the Company's minority interest in BitSight.
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other Non-Operating Income:
The following table summarizes the components of other non-operating income:

	Three Months Ended March 31,
	2022	2021
FX gain (loss)	$—	$(2)
Net periodic pension costs - other components	6	4
Income from investments in non-consolidated affiliates	2	8
Other	(2)	6
Total	$6	$16

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended March 31,		Location in the consolidated statements of operations
Losses on cash flow hedges	2022	2021
Interest rate contract	$(1)	$(1)	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	(1)
Gains on net investment hedges
FX forwards	—	1	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net gains on net investment hedges	—	1
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	—	(3)	Other non-operating income, net
Income tax effect of item above	—	1	Provision for income taxes
Total pension and other retirement benefits	—	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(1)	$(2)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended March 31,
	2022
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income/(loss) before reclassifications	(2)	—	(107)	47	(62)
Amounts reclassified from AOCL	—	1	—	—	1
Other comprehensive income/(loss)	(2)	1	(107)	47	(61)
Balance March 31, 2022	$(51)	$(46)	$(442)	$68	$(471)

	Three Months Ended March 31,
	2021
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	—	—	(143)	133	(10)
Amounts reclassified from AOCL	2	1	—	(1)	2
Other comprehensive income/(loss)	2	1	(143)	132	(8)
Balance March 31, 2021	$(116)	$(48)	$(188)	$(88)	$(440)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2022
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(24)	3	(5)	574
1.75% 2015 Senior Notes, due 2027	556	—	—	(2)	554
2.625% 2017 Senior Notes, due 2023	500	2	—	(1)	501
3.25% 2017 Senior Notes, due 2028	500	(16)	(3)	(2)	479
4.25% 2018 Senior Notes, due 2029	400	(12)	(2)	(2)	384
4.875% 2018 Senior Notes, due 2048	400	(25)	(6)	(4)	365
0.950% 2019 Senior Notes, due 2030	835	—	(2)	(5)	828
3.75% 2020 Senior Notes, due 2025	700	(20)	(1)	(3)	676
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	—	(9)	(5)	486
Total debt	$7,991	$(95)	$(57)	$(53)	$7,786
Current portion					(501)
Total long-term debt					$7,285

December 31, 2021
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(7)	3	(5)	591
1.75% 2015 Senior Notes, due 2027	568	—	—	(2)	566
2.625% 2017 Senior Notes, due 2023	500	5	—	(1)	504
3.25% 2017 Senior Notes, due 2028	500	8	(3)	(2)	503
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(2)	396
4.875% 2018 Senior Notes, due 2048	400	(7)	(6)	(4)	383
0.950% 2019 Senior Notes, due 2030	853	—	(2)	(5)	846
3.75% 2020 Senior Notes, due 2025	700	(9)	(1)	(4)	686
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(6)	581
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
Total long-term debt	$7,521	$(10)	$(48)	$(50)	$7,413
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
In the first quarter of 2022, the Company issued the 2022 Senior Notes, due 2052. The key terms of this debt issuance are set forth in the table above.
At March 31, 2022, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2022, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	2021 Senior Notes due 2031	2021 Senior Notes due 2041	2021 Senior Notes due 2061	2022 Senior Notes due 2052	Total
2022 (After March 31,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	—	500	—	—	—	—	—	—	—	—	—	—	—	$500
2024	500	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$500
2025	—	—	—	—	—	—	—	—	700	—	—	—	—	—	—	$700
2026	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
Thereafter	—	600	556	—	500	400	400	835	—	300	500	600	600	500	500	$6,291
Total	$500	$600	$556	$500	$500	$400	$400	$835	$700	$300	$500	$600	$600	$500	$500	$7,991
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended March 31,
	2022	2021
Income	$2	$3
Expense on borrowings	(48)	(41)
Income (expense) on UTPs and other tax related liabilities(2)	(3)	35
Net periodic pension costs - interest component	(4)	(4)
Interest expense, net	$(53)	$(7)
Interest paid(1)	$78	$73
(1) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 9.
(2) Income (expense) on UTPs and other tax related liabilities in 2021 includes a $40 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.

The fair value and carrying value of the Company’s debt as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% 2013 Senior Notes, due 2024	$498	$516	$498	$538
5.25% 2014 Senior Notes, due 2044	574	697	591	805
1.75% 2015 Senior Notes, due 2027	554	565	566	607
2.625% 2017 Senior Notes, due 2023	501	502	504	509
3.25% 2017 Senior Notes, due 2028	479	501	503	539
4.25% 2018 Senior Notes, due 2029	384	420	396	451
4.875% 2018 Senior Notes, due 2048	365	457	383	526
0.950% 2019 Senior Notes, due 2030	828	787	846	866
3.75% 2020 Senior Notes, due 2025	676	713	686	750
3.25% 2020 Senior Notes, due 2050	293	269	293	311
2.55% 2020 Senior Notes, due 2060	491	370	491	432
2.00% 2021 Senior Notes, due 2031	587	531	587	581
2.75% 2021 Senior Notes, due 2041	582	515	581	579
3.10% 2021 Senior Notes, due 2061	488	420	488	488
3.75% 2022 Senior Notes, due 2052	486	492	—	—
Total	$7,786	$7,755	$7,413	$7,982
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31,
	2022	2021

Operating lease cost	$27	$24
Sublease income	(2)	(1)
Variable lease cost	5	5
Total lease cost	$30	$28
The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$28
Right-of-use assets obtained in exchange for new operating lease liabilities	$15	$4

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term	5.5 years	5.9 years
Weighted-average discount rate applied to operating leases	3.1%	3.6%

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2022:

Year Ending December 31,	Operating Leases
2022 (After March 31)	$91
2023	119
2024	111
2025	96
2026	77
After 2026	99
Total lease payments (undiscounted)	593
Less: Interest	47
Present value of lease liabilities:	$546
Lease liabilities - current	$106
Lease liabilities - noncurrent	$440
NOTE 16. CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. Moody’s also is subject to ongoing tax audits as addressed in Note 4 to the condensed consolidated financial statements.
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
The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs - Decision Solutions, Research and Insights, and Data and Information.

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

	Three Months Ended March 31,
	2022				2021
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Revenue	$870	$697	$(45)	$1,522	$1,076	$566	$(42)	$1,600
Operating, SG&A	360	473	(45)	788	348	380	(42)	686
Adjusted Operating Income	$510	$224	$—	$734	$728	$186	$—	$914

Depreciation and amortization	18	60	—	78	18	41	—	59
Restructuring	—	—	—	—	—	2	—	2
Operating Income				$656				$853
Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2022	2021
United States	$862	$885
Non-U.S.:
EMEA	434	478
Asia-Pacific	135	156
Americas	91	81
Total Non-U.S.	660	715
Total	$1,522	$1,600
NOTE 18. SUBSEQUENT EVENT
On April 26, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share of Moody’s common stock, payable on June 10, 2022 to shareholders of record at the close of business on May 20, 2022.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 59 for a discussion of uncertainties, risks and other factors associated with these statements.
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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors throughout its operations and products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include adhering to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative (GRI); Sustainability Accounting Standards Board (SASB); and the World Economic Forum (WEF)’s Stakeholder Capitalism metrics. Moody's also issues an annual report on Stakeholder Sustainability and on how the Company has implemented the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Moody’s sustainability-related achievements during the first quarter of 2022 included the following:
–Validated Moody’s long-term net-zero targets with SBTi;
–Rolled-out an all-employee training on Sustainability and ESG;
–Named 2021 CDP Supplier Engagement Leader on Climate Action for second consecutive year; and
–Awarded Best ESG Reporting (large-cap) from IR Magazine
The Board oversees sustainability matters, with assistance from the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Board also oversees Moody’s policies for assessing and managing our exposure to risk, including climate-related risks such as business continuity disruption or reputational and credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS.
Russia/Ukraine Conflict
The Company is closely monitoring the impact of the ongoing Russia/Ukraine conflict on all aspects of its business. In response to the conflict, in the first quarter of 2022, the Company has suspended commercial operations in Russia for both MIS and MA and is complying with all applicable regulatory restrictions set forth by the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian operations and net assets are not material, broader global market volatility relating to uncertainties surrounding the conflict has adversely impacted rated issuance volumes in the first quarter of 2022, which is more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.

COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions on the reopening of its offices and its business travel policies. As of the date of the filing of this quarterly report on Form 10-Q, the Company has reopened most of its offices for employees to access on a voluntary basis.
The COVID-19 pandemic has not had a material adverse impact on the Company's reported results to date and is currently not expected to have a material adverse impact on its near-term outlook. However, Moody's is unable to predict the longer-term impact that the pandemic may have on its business, future results of operations, financial position or cash flows due to numerous uncertainties. Refer to Item 1A. “Risk Factors”, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 for further disclosure relating to the risks of the COVID-19 pandemic on the Company's business.
Reportable Segments
The Company is organized into two reportable segments at March 31, 2022: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 17 to the condensed consolidated financial statements.
Reclassification of Previously Reported Revenue by LOB
In the first quarter of 2022, the Company realigned its revenue by LOB reporting structure for the MA operating segment to enhance insight and transparency into this business. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to:
–Decision Solutions (DS) - provides software and workflow tools for specific use cases (banking, insurance, KYC/KYS, CRE and structured finance solutions). This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide integrated risk solutions;
–Research & Insights (R&I) - provides models, scores, expert insights and commentary. This LOB includes: credit research; credit models and analytics; and economics data and models; and
–Data & Information (D&I) - provides vast data sets on economies, companies, commercial properties and financial securities via data feeds and data applications products.
Prior year revenue by LOB amounts have been reclassified to conform to the new LOB reporting structure, which is presented below in the section entitled "Results of Operations."

RESULTS OF OPERATIONS
Impact of acquisitions/divestitures on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Cortera on March 19, 2021;
–RMS on September 15, 2021;
–RealXData on September 17, 2021; and
–PassFort on November 30, 2021.
Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition activity.

Three months ended March 31, 2022 compared with three months ended March 31, 2021
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended March 31, 2022. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2022	2021	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,522	$1,600	(5%)		— reflects lower MIS revenue partially offset by growth in MA
MIS External Revenue	$827	$1,036	(20%)
— mainly reflects declines in leveraged finance (high-yield corporate debt and bank loans) issuance resulting from market volatility relating to the Russia/Ukraine conflict, inflation concerns and rising borrowing costs

MA External Revenue	$695	$564	23%		— inorganic growth from acquisitions; — continued growth in KYC products; and — ongoing recurring revenue growth from subscription-based sales to banking and insurance customers
Total operating and SG&A expenses	$788	$686	(15%)		— operational and integration costs associated with recent acquisitions contributed approximately 13 percentage points of growth
Total non-operating (expense) income, net	$(47)	$9	NM		— primarily reflects a $40 million benefit in the prior period related to the reversal of tax-related interest accruals pursuant to the resolution of tax matters
Operating Margin	43.1%	53.3%	(1,020	BPS)	— margin declines primarily due to the aforementioned decrease in MIS revenue
Adjusted Operating Margin	48.2%	57.1%	(890	BPS)
ETR	18.2%	14.6%	(360	BPS)	— primarily due to the resolution of uncertain tax positions in the first quarter of 2021 that did not recur to the same extent in the first quarter of 2022
Diluted EPS	$2.68	$3.90	(31%)
— mainly due to declines in MIS revenue coupled with the aforementioned increase in expenses. EPS includes $0.12/share and $0.47/share in benefits related to the aforementioned resolution of tax matters in 2022 and 2021, respectively.

Adjusted Diluted EPS	$2.89	$4.06	(29%)

Moody's Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
United States	$862	$885	(3%)
Non-U.S.:
EMEA	434	478	(9%)
Asia-Pacific	135	156	(13%)
Americas	91	81	12%
Total Non-U.S.	660	715	(8%)
Total	1,522	1,600	(5%)
Expenses:
Operating	417	393	(6%)
SG&A	371	293	(27%)
Depreciation and amortization	78	59	(32%)
Restructuring	—	2	100%
Total	866	747	(16%)
Operating income	$656	$853	(23%)
Adjusted Operating Income (1)	$734	$914	(20%)
Interest expense, net	$(53)	$(7)	NM
Other non-operating income, net	6	16	(63%)
Non-operating (expense) income, net	$(47)	$9	NM

Net income attributable to Moody's	$498	$736	(32%)
Diluted weighted average shares outstanding	186.1	188.6	1%
Diluted EPS attributable to Moody's common shareholders	$2.68	$3.90	(31%)
Adjusted Diluted EPS (1)	$2.89	$4.06	(29%)
Operating margin	43.1%	53.3%
Adjusted Operating Margin(1)	48.2%	57.1%
Effective tax rate	18.2%	14.6%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	March 31,		Change
	2022	2021	%
MIS
U.S.	1,504	1,524	(1%)
Non-U.S.	3,895	3,618	8%
Total	5,399	5,142	5%
MA
U.S.	2,708	2,033	33%
Non-U.S.	4,076	2,971	37%
Total	6,784	5,004	36%
MSS
U.S.	749	672	11%
Non-U.S.	981	809	21%
Total	1,730	1,481	17%
Total MCO
U.S.	4,961	4,229	17%
Non-U.S.	8,952	7,398	21%
Total	13,913	11,627	20%
The increase in Moody’s global staffing included approximately 1,300 employees from acquisitions completed subsequent to March 31, 2021.

GLOBAL REVENUE
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

Global revenue ⇓ $78 million	U.S. Revenue ⇓ $23 million	Non-U.S. Revenue ⇓ $55 million
The decrease in global revenue reflected declines in MIS, mainly in the U.S. and EMEA, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Operating Expense ⇑ $24 million	SG&A Expense ⇑ $78 million
---------- ---------

Compensation expenses increased $12 million reflecting:	Compensation expenses increased $40 million reflecting:
— inorganic growth from acquisitions; partially offset by	— inorganic growth from acquisitions coupled with hiring and salary increases.
— a higher proportion of compensation costs eligible for capitalization in 2022 reflecting certain product development in the MA operating segment.

Non-compensation expenses increased $12 million reflecting:	Non-compensation expenses increased $38 million reflecting:
— inorganic growth from acquisitions; and	— inorganic growth from acquisitions;
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.	— higher estimates for bad debt reserves for the Company's Russian-domiciled customers resulting from the impact of the Russia/Ukraine conflict; and
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.

Operating margin 43.1%, down 1,020 BPS	Adjusted Operating Margin 48.2%, down 890 BPS
Overall, margin declines resulted from the aforementioned decrease in MIS revenue coupled with operating expense growth (mainly from inorganic expense growth from acquisitions).

Interest Expense, net ⇑ $46 million	Other non-operating income ⇓ $10 million

Increase in expense is primarily due to:	Decrease in income is primarily due to:
— a $40 million benefit in the prior year related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions.	— higher gains in the prior year on certain of the Company's investments in equity securities.

ETR ⇑ 360 BPS
The increase in the ETR includes approximately $40 million in higher tax benefits from the resolution of uncertain tax positions in 2021 compared to 2022.

Diluted EPS ⇓ $1.22	Adjusted Diluted EPS ⇓ $1.17

Diluted EPS and Adjusted Diluted EPS declined mainly due to lower operating income and Adjusted Operating Income, respectively. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Corporate finance (CFG)	$417	$605	(31%)
Structured finance (SFG)	144	116	24%
Financial institutions (FIG)	131	162	(19%)
Public, project and infrastructure finance (PPIF)	123	143	(14%)
Total ratings revenue	815	1,026	(21%)
MIS Other	12	10	20%
Total external revenue	827	1,036	(20%)
Intersegment revenue	43	40	8%
Total MIS revenue	$870	$1,076	(19%)
Expenses:
Operating and SG&A (external)	$358	$346	(3%)
Operating and SG&A (intersegment)	2	2	—%
Total operating and SG&A	$360	$348	(3%)

Adjusted Operating Income	$510	$728	(30%)
Adjusted Operating Margin	58.6%	67.7%

Depreciation and amortization	18	18	—%
The following chart presents changes in rated issuance volumes compared to 2021. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $209 million	U.S. Revenue ⇓ $134 million	Non-U.S. Revenue ⇓ $75 million

–The decrease in global MIS revenue primarily resulted from a 25% decrease in rated issuance volumes, which resulted in transaction revenue declining $216 million compared to the same period in the prior year. The decline in rated issuance volumes compared to the first quarter of 2021 resulted from geopolitical concerns, rising yields and elevated market uncertainty, which adversely affected issuance in all asset classes.

CFG REVENUE
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $188 million	U.S. Revenue ⇓ $139 million	Non-U.S. Revenue ⇓ $49 million
Global CFG revenue for the three months ended March 31, 2022 and 2021 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The decrease in CFG revenue of 31% reflected declines in both U.S. (34%) and internationally (26%).
Transaction revenue decreased $194 million compared to the same period in the prior year.
The most notable drivers of the decrease compared to 2021 reflected declines in leveraged finance and investment-grade issuance activity compared to a strong prior year period resulting from market volatility relating to the Russia/Ukraine conflict, inflation concerns and higher borrowing costs.

SFG REVENUE
2022---------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $28 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇓ $1 million
Global SFG revenue for the three months ended March 31, 2022 and 2021 was comprised as follows:
The 24% increase in SFG revenue was substantially all in the U.S.
Transaction revenue increased $27 million compared to the first quarter of 2021.
The most notable drivers of the increase in SFG revenue were:
–strong growth in U.S. CMBS securitization activity before a widening of credit spreads late in the first quarter of 2022;
–an increase in U.S. RMBS securitization activity for agency eligible loans in the private market; and
–growth in U.S. ABS issuance activity reflecting larger-sized deals in the first quarter of 2022.
Foreign currency translation unfavorably impacted SFG revenue by three percentage points.

FIG REVENUE
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $31 million	U.S. Revenue ⇓ $21 million	Non-U.S. Revenue ⇓ $10 million
Global FIG revenue for the three months ended March 31, 2022 and 2021 was comprised as follows:

The decrease in FIG revenue of 19% reflected revenue declines in both U.S. (24%) and internationally (13%).
Transaction revenue decreased $29 million compared to the first quarter of 2021.
The most notable drivers of the decline reflected lower revenue from banking and insurance issuers, mainly due to:
–an unfavorable product mix; and
–a decline in opportunistic issuance, as banks and insurers were well capitalized following financing in the prior year period ahead of anticipated interest rate increases.
Foreign currency translation unfavorably impacted FIG revenue by two percentage points.

PPIF REVENUE
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $20 million	U.S. Revenue ⇓ $3 million	Non-U.S. Revenue ⇓ $17 million
Global PPIF revenue for the three months ended March 31, 2022 and 2021 was comprised as follows:
Transaction revenue decreased $21 million compared to the first quarter of 2021.
The decrease in PPIF revenue of 14% reflected declines in the U.S. (4%) and internationally (26%).
The decrease in revenue was mainly due to declines in sovereign, project finance and infrastructure finance rated issuance volumes in EMEA resulting from market volatility and rising funding costs.

MIS: Operating and SG&A Expense ⇑ $12 million

The growth is due to higher non-compensation costs of $18 million partially offset by lower compensation costs of $6 million, with the most notable drivers reflecting:

Compensation costs	Non-compensation costs
The decrease is primarily due to:	The increase is primarily due to:
— lower incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance.	— higher estimates for bad debt reserves for the Company's Russian-domiciled customers resulting from the impact of the Russia/Ukraine conflict.

MIS: Adjusted Operating Margin 58.6% ⇓ 910 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 20% decrease in revenue.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Decision Solutions (DS)	$334	$225	48%
Research and Insights (R&I)	183	171	7%
Data and Information (D&I)	178	168	6%
Total external revenue	695	564	23%
Intersegment revenue	2	2	—%
Total MA revenue	697	566	23%
Expenses:
Operating and SG&A (external)	430	340	(26%)
Operating and SG&A (intersegment)	43	40	(8%)
Total operating and SG&A	473	380	(24%)
Adjusted Operating Income	$224	$186	20%
Adjusted Operating Margin	32.1%	32.9%

Depreciation and amortization	60	41	(46%)
Restructuring	—	2	100%

MOODY'S ANALYTICS REVENUE
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $131 million	U.S. Revenue ⇑ $111 million	Non-U.S. Revenue ⇑ $20 million
The 23% increase in global MA revenue reflects growth both in the U.S. and internationally in all LOBs and includes revenue from the acquisitions of Cortera, RMS, RealXData and PassFort.
–Organic revenue growth (1) was 9%.
–ARR(2) grew 25% mainly due to acquisitions completed in the previous twelve months. Organic ARR(2) grew 9% representing increased demand for KYC and banking products within the Decision Solutions LOB coupled with growth for company data and ratings feeds products in the Data & Information LOB.
Foreign currency translation unfavorably impacted MA revenue by two percentage points.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
(2) Refer to the section entitled "Key Performance Metrics" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
DECISION SOLUTIONS REVENUE
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $109 million	U.S. Revenue ⇑ $97 million	Non-U.S. Revenue ⇑ $12 million
Global DS revenue grew 48% compared to the first quarter of 2021 with the most notable drivers of the increase reflecting:
–inorganic revenue growth from the acquisitions of RMS, PassFort, and RealXData;
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage; and
–growth in recurring revenue for banking solutions reflecting strong renewals of multi-year commitments.
Organic revenue growth for DS was 14%.
Foreign currency translation unfavorably impacted DS revenue by two percentage points.

RESEARCH AND INSIGHTS REVENUE
2022-----------------------------------------------------------------------------------2021
_____________________________________________________________________________________________________________________

R&I: Global revenue ⇑ $12 million	U.S. Revenue ⇑ $9 million	Non-U.S. Revenue ⇑ $3 million
Global R&I revenue increased 7% compared to the first quarter of 2021 mainly driven by:
–growth in recurring revenue of 7%, primarily due to continued strong retention and demand for credit research, analytics and models.

DATA AND INFORMATION REVENUE
2022-----------------------------------------------------------------------------------2021
_____________________________________________________________________________________________________________________

D&I: Global revenue ⇑ $10 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $5 million
Global D&I revenue increased 6% compared to the first quarter of 2021 mainly driven by:
–continued strong retention and new sales for ratings feeds coupled with pricing increases; and
–increased demand and new sales for company data.
Recurring revenue growth was 7%.
Foreign currency translation unfavorably impacted D&I revenue by four percentage points.

MA: Operating and SG&A Expense ⇑ $90 million
The increase in operating and SG&A expenses compared to the first quarter of 2021 reflected growth of $55 million and $35 million in compensation and non-compensation costs, respectively. The most notable drivers of these increases were:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— inorganic expense growth from acquisitions, which contributed approximately 90% of the growth; partially offset by	— operating and integration-related costs associated with recent acquisitions, which contributed approximately 60% of the growth; and
— a higher proportion of compensation costs eligible for capitalization in 2022 reflecting certain product development.	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.

MA: Adjusted Operating Margin 32.1% ⇓ 80 BPS
The Adjusted Operating Margin contraction for MA is primarily due to operational and integration-related costs associated with recent acquisitions.
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
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2022	2021
Net cash provided by operating activities	$470	$676	$(206)
Net cash used in investing activities	$(161)	$(194)	$33
Net cash used in financing activities	$(352)	$(290)	$(62)
Free Cash Flow (1)	$411	$662	$(251)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the three months ended March 31, 2022 decreased $206 million compared to the same period in 2021 primarily reflecting a decrease in net income (see section entitled “Results of Operations” of this MD&A for further discussion).

Net cash used in investing activities
The $33 million decrease in cash used in investing activities in the three months ended March 31, 2022 compared to the same period in 2021 primarily reflects:
–higher cash paid of $55 million in the prior year for acquisitions (refer to Note 8 to the condensed consolidated financial statements for further discussion on the Company's material M&A activity); and
–cash paid of $23 million in the prior period relating to the settlement of net investment hedges;
partially offset by:
–an increase in cash paid for capital additions of $45 million reflecting product development and investments relating to strategic initiatives to support business growth and to enhance technology infrastructure to enable automation, innovation and efficiency.
Net cash used in financing activities
The $62 million increase in cash used in financing activities in the three months ended March 31, 2022 compared to the same period in the prior year was primarily attributed to:
–higher cash paid for treasury share repurchases in 2022 of $526 million, which includes a $98 million payment for shares made under an ASR agreement executed in the first quarter of 2022 that were retained by a financial institution counterparty until final settlement of the contract in April 2022;
partially offset by:
–the issuance of $500 million in long-term debt in 2022.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.9 billion at March 31, 2022 included approximately $1.6 billion located outside of the U.S. Approximately 29% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At March 31, 2022, Moody’s had $7.8 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the $1.25 billion 2021 Facility.

The repayment schedule for the Company’s borrowings outstanding at March 31, 2022 is as follows:
For additional information on the Company's outstanding debt, refer to Note 14 to the condensed consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $3.9 billion, of which approximately $233 million is expected to be paid over the next twelve months.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of March 31, 2022, these purchase obligations totaled $230 million, of which $144 million is expected to be paid in the next twelve months.
Leases
The Company has operating lease obligations of $546 million at March 31, 2022, primarily related to real estate leases, of which $106 million in payments are expected over the next twelve months. For more information on the Company's operating leases, refer to Note 15 to the condensed consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at March 31, 2022, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On April 26, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share for Moody’s common stock, payable June 10, 2022 to shareholders of record at the close of business on May 20, 2022. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 9, 2021, the Board approved $1 billion in share repurchase authority, and on February 7, 2022, the Board approved an additional $750 million of share repurchase authority. At March 31, 2022, the Company had approximately $1,173 million of remaining authority. There is no established expiration date for the remaining authorizations.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow over the next twelve months. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.

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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; and ii) restructuring charges/adjustments. Depreciation and amortization are excluded because companies utilize productive assets of different ages and use different methods of acquiring and depreciating productive assets. Restructuring charges are excluded as the frequency and magnitude of these charges may vary widely across periods and companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended March 31,
	2022	2021
Operating income	$656	$853
Adjustments:
Depreciation and amortization	78	59
Restructuring	—	2
Adjusted Operating Income	$734	$914
Operating margin	43.1%	53.3%
Adjusted Operating Margin	48.2%	57.1%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; and ii) restructuring charges/adjustments.
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

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended March 31,
Amounts in millions	2022		2021
Net income attributable to Moody's common shareholders		$498		$736
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$51		$35
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(8)
Net Acquisition-Related Intangible Amortization Expenses		39		27
Pre-Tax Restructuring	$—		$2
Tax on Restructuring	—		—
Net Restructuring		—		2
Adjusted Net Income		$537		$765

	Three Months Ended March 31,
	2022		2021
Diluted earnings per share attributable to Moody's common shareholders		$2.68		$3.90
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.27		$0.19
Tax on Acquisition-Related Intangible Amortization Expenses	(0.06)		(0.04)
Net Acquisition-Related Intangible Amortization Expenses		0.21		0.15
Pre-Tax Restructuring	$—		$0.01
Tax on Restructuring	—		—
Net Restructuring		—		0.01
Adjusted Diluted EPS		$2.89		$4.06
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

	Three Months Ended March 31,
	2022	2021
Net cash flows provided by operating activities	$470	$676
Capital additions	(59)	(14)
Free Cash Flow	$411	$662
Net cash flows used in investing activities	$(161)	$(194)
Net cash flows used in financing activities	$(352)	$(290)

Organic Revenue:
The Company presents the organic revenue and organic revenue growth (including organic recurring revenue and organic recurring revenue growth) because management deems these metrics to be useful measures which provide additional perspective in assessing the revenue growth excluding the inorganic revenue impacts from certain acquisition activity. For further information on the acquired companies included in the calculation of inorganic revenue, refer to Note 8 to the condensed consolidated financial statements and Note 9 as contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
Below is a reconciliation of MA's reported revenue and growth rates to its organic revenue and organic growth rates:

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change	Growth
MA revenue	$695	$564	$131	23%
Inorganic revenue from acquisitions	(79)	—	(79)
Organic MA revenue	$616	$564	$52	9%

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change	Growth
Decision Solutions revenue	$334	$225	$109	48%
Inorganic revenue from acquisitions	(77)	—	(77)
Organic Decision Solutions revenue	$257	$225	$32	14%

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change	Growth
Data and Information revenue	$178	$168	$10	6%
Inorganic revenue from acquisitions	(2)	—	(2)
Organic Data and Information revenue	$176	$168	$8	5%

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change	Growth
MA recurring revenue	$651	$521	$130	25%
Inorganic recurring revenue from acquisitions	(75)	—	(75)
Organic MA recurring revenue	$576	$521	$55	11%
Key Performance Metrics:
The Company presents Annualized Recurring Revenue (“ARR”) and Organic ARR for its MA business as supplemental performance metrics to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time. The Company uses these metrics to manage and monitor performance of its MA operating segment and believes that ARR is a key indicator of the trajectory of MA's recurring revenue base.
The Company calculates ARR and Organic ARR by taking the total recurring contract value for each active renewable contract as of the reporting date, divided by the number of days in the contract and multiplied by 365 days to create an annualized value. The Company defines renewable contracts as subscriptions, term licenses, maintenance and renewable services. ARR excludes transactional sales including training, one-time services and perpetual licenses. In order to compare period-over-period ARR and Organic ARR excluding the effects of foreign currency translation, the Company bases the calculation on currency rates utilized in its current year operating budget and holds these FX rates constant for the duration of all current and prior periods being reported. Additionally, Organic ARR excludes contracts related to certain acquisitions to provide additional perspective in assessing ARR growth excluding the impacts from certain acquisition activity.
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with U.S. GAAP.

Amounts in millions	March 31, 2022	March 31, 2021	Change	Growth
MA ARR	$2,573	$2,063	$510	25%
Organic MA ARR	$2,246	$2,063	$183	9%

Recently Issued Accounting Standards
Refer to Note 1 to the condensed consolidated financial statements located in Part I of this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements", Note 16 "Contingencies” in this Form 10-Q.
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
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. ESMA has direct supervisory responsibility for registered CRAs throughout the EU. MIS’s EU CRA subsidiaries are registered and are subject to formal regulation and periodic inspection. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the CRA regulation and, annually, sets out its work program for the forthcoming year. The Commission is moving forward with their sustainable finance strategy released in July 2021. This includes further assessments in respect of both CRAs and sustainability ratings and research, which might lead to legislative action.
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
Those factors, risks and uncertainties include, but are not limited to:
•the global impact of the crisis in Ukraine on volatility in the U.S. and world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations, and its potential for further worldwide credit market disruptions and economic slowdowns;
•the impact of MIS’s withdrawal of its credit ratings on Russian entities and of Moody’s suspension of commercial operations in Russia;
•the impact of COVID-19 on world financial markets, on general economic conditions and on Moody’s own operations and personnel;
•future worldwide credit market disruptions or economic slowdowns, which could affect the volume of debt and other securities issued in domestic and/or global capital markets;
•other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates, inflation and other volatility in the financial markets and uncertainty as companies transition away from LIBOR; the level of merger and acquisition activity in the U.S. and abroad;
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
•exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which Moody’s may be subject from time to time;
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
•uncertainty regarding the future relationship between the U.S. and China; the possible loss of key employees;
•failures or malfunctions of our operations and infrastructure;
•any vulnerabilities to cyber threats or other cybersecurity concerns;
•the outcome of any review by controlling tax authorities of Moody’s global tax planning initiatives;
•exposure to potential criminal sanctions or civil remedies if Moody’s fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which Moody’s operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials;

•the impact of mergers, acquisitions, such as our acquisition of RMS, or other business combinations and the ability of Moody’s to successfully integrate acquired businesses;
•currency and foreign exchange volatility;
•the level of future cash flows;
•the levels of capital investments; and
•a decline in the demand for credit risk management tools by financial institutions.
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2021, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the first quarter of 2022, the Company entered into new hedging transactions, which are disclosed in Note 9 to the condensed consolidated financial statements. The sensitivity analyses disclosed in our Form 10-K for the year ended December 31, 2021 have been updated below to reflect the Company's derivative instrument portfolio as of March 31, 2022.
Foreign exchange risk:
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

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$18 million unfavorable impact
U.S. dollar	Canadian dollar	$10 million unfavorable impact
U.S. dollar	euro	$34 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact
U.S. dollar	Singapore dollar	$7 million unfavorable impact
U.S. dollar	Indian rupee	$2 million unfavorable impact
U.S. dollar	Russian ruble	$1 million unfavorable impact
euro	U.S. dollar	$7 million unfavorable impact
Russian ruble	U.S. dollar	$1 million unfavorable impact
$82 million unfavorable impact
(1)Refer to Note 9 to the consolidated financial statements in this Form 10-Q for further detail on the forward contracts.
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

Cross-currency swaps
The Company has cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries. Refer to Note 9 of this Form 10-Q for further details regarding these derivative instruments as of March 31, 2022.

If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $271 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.

Interest rate and credit risk:

Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR as well as SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR/SOFR-based swap rate would result in an approximate $86 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.

Additional information on these interest rate swaps is disclosed in Note 9 to the condensed consolidated financial statements of this Form 10-Q.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2022. Although a significant portion of the Company’s workforce has been working remotely due to the COVID-19 pandemic, Moody’s has not experienced any material impact to its internal controls over financial reporting.
During the fiscal year ended December 31, 2021, the Company acquired RMS and is in process of integrating the acquired entity into the Company’s financial reporting processes and procedures and internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 16 “Contingencies” in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2021, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended March 31, 2022

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)(3)
January 1- 31	429,410	$351.71	428,827	$1,680	million
February 1- 28	22,405	$328.72	21,801	$1,673	million
March 1- 31	1,494,127	$323.64	1,242,120	$1,173	million
Total	1,945,942	$330.82	1,692,748
(1)Includes surrender to the Company of 583; 604; and 252,007 shares of common stock in January, February and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months. On February 9, 2021, the Board authorized $1 billion in share repurchase authority and on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. At March 31, 2022 there was approximately $1,173 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
(3) Pursuant to an ASR executed in March 2022, the Company paid $500 million to a counterparty and received an initial delivery of 1.2 million shares of its common stock. In April 2022, the ASR agreement was completed and the Company received delivery of an additional 0.3 million shares of the Company’s common stock.
During the first quarter of 2022, Moody’s issued a net 0.5 million shares under employee stock-based compensation plans.
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

.1
Sixteenth Supplemental Indenture, dated as of February 25, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 3.750% Senior Note due 2052 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 28, 2022)

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

Date: May 2, 2022