Form 10-Q
period 2022-06-30
MOODYS CORP /DE/
filed 2022-07-27
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Shares Outstanding at June 30, 2022
183.5 million

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

CRAs	Credit rating agencies
Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products
Decision Solutions (DS)
LOB within MA that provides software and workflow tools for specific use cases (banking, insurance, KYC/KYS, CRE and structured finance solutions). This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide integrated risk solutions

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

TERM	DEFINITION
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ERS
Enterprise Risk Solutions; former LOB within MA, which offered risk management software solutions as well as related risk management advisory engagements services. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to Decision Solutions, Research and Insights, and Data and Information

ESG	Environmental, Social, and Governance
ESMA	European Securities and Markets Authority
ESTR	Euro Short-Term Rate
ETR	Effective tax rate
EU	European Union
EURIBOR	The Euro Interbank Offered Rate
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

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC
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

PassFort	A U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis; acquired by the Company in November 2021
PPIF	Public, project and infrastructure finance; an LOB of MIS
Q2	Second Quarter
RD&A
Research, Data and Analytics; former LOB within MA that offered subscription-based research, data and analytical products, including: credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; and learning solutions. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to Decision Solutions, Research and Insights, and Data and Information

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
Revenue Accounting Standard
Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).” This accounting guidance significantly changed the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
WEF	World Economic Forum
YTD	Year-to-date
2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment
2022 - 2023 Geolocation Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022, relating to the Company's post-COVID-19 geolocation strategy
2013 Senior Notes due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060
2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041
2021 Senior Notes due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061
2022 Senior Notes due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$1,381	$1,553	$2,903	$3,153
Expenses
Operating	393	365	810	758
Selling, general and administrative	368	327	739	620
Depreciation and amortization	81	60	159	119
Restructuring	31	—	31	2
Total expenses	873	752	1,739	1,499
Operating income	508	801	1,164	1,654
Non-operating (expense) income, net
Interest expense, net	(55)	(49)	(108)	(56)
Other non-operating (expense) income, net	(10)	6	(4)	22
Total non-operating (expense) income, net	(65)	(43)	(112)	(34)
Income before provision for income taxes	443	758	1,052	1,620
Provision for income taxes	116	181	227	307
Net income attributable to Moody's	$327	$577	$825	$1,313
Earnings per share attributable to Moody's common shareholders
Basic	$1.78	$3.09	$4.47	$7.02
Diluted	$1.77	$3.07	$4.45	$6.98
Weighted average number of shares outstanding
Basic	184.1	186.7	184.6	187.0
Diluted	184.9	187.9	185.4	188.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$327			$577
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(340)	$3	(337)	$37	$(2)	35
Foreign currency translation adjustments - reclassification of losses included in net income	20	—	20	—	—	—
Net gains (losses) on net investment hedges	241	(60)	181	(41)	12	(29)
Net investment hedges - reclassification of gains included in net income	—	—	—	(1)	1	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	1	—	1	10	(2)	8
Net actuarial gains and prior service costs	6	(2)	4	—	—	—
Total other comprehensive (loss) income	$(72)	$(59)	$(131)	$5	$9	$14
Comprehensive income			196			591
Less: comprehensive (loss) income attributable to noncontrolling interests			(3)			(1)
Comprehensive Income Attributable to Moody's			$199			$592

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$825			$1,313
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(448)	$4	(444)	$(110)	$4	(106)
Foreign currency translation adjustments - reclassification of losses included in net income	20	—	20	—	—	—
Net gains on net investment hedges	305	(77)	228	134	(30)	104
Net investment hedges - reclassification of gains included in net income	—	—	—	(2)	1	(1)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	1	—	1	13	(3)	10
Net actuarial gains and prior service costs	3	(1)	2	—	—	—
Total other comprehensive (loss) income	$(118)	$(74)	$(192)	$36	$(28)	$8
Comprehensive income			633			1,321
Less: comprehensive (loss) income attributable to noncontrolling interests			(3)			1
Comprehensive Income Attributable to Moody's			$636			$1,320
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,617	$1,811
Short-term investments	86	91
Accounts receivable, net of allowance for credit losses of $46 in 2022 and $32 in 2021	1,602	1,720
Other current assets	515	389
Total current assets	3,820	4,011
Property and equipment, net of accumulated depreciation of $1,058 in 2022 and $1,010 in 2021	433	347
Operating lease right-of-use assets	413	438
Goodwill	5,841	5,999
Intangible assets, net	2,300	2,467
Deferred tax assets, net	341	384
Other assets	1,167	1,034
Total assets	$14,315	$14,680
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$866	$1,142
Current portion of operating lease liabilities	105	105
Current portion of long-term debt	499	—
Deferred revenue	1,285	1,249
Total current liabilities	2,755	2,496
Non-current portion of deferred revenue	81	86
Long-term debt	7,158	7,413
Deferred tax liabilities, net	572	488
Uncertain tax positions	336	388
Operating lease liabilities	421	455
Other liabilities	513	438
Total liabilities	11,836	11,764
Contingencies (Note 17)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2022 and December 31, 2021, respectively.	3	3
Capital surplus	965	885
Retained earnings	13,328	12,762
Treasury stock, at cost; 159,355,829 and 157,262,484 shares of common stock at June 30, 2022 and December 31, 2021	(11,403)	(10,513)
Accumulated other comprehensive loss	(599)	(410)
Total Moody's shareholders' equity	2,294	2,727
Noncontrolling interests	185	189
Total shareholders' equity	2,479	2,916
Total liabilities, noncontrolling interests and shareholders' equity	$14,315	$14,680
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$825	$1,313
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	159	119
Stock-based compensation	84	86
Deferred income taxes	65	59
FX translation losses reclassified to net income	20	—
Changes in assets and liabilities:
Accounts receivable	63	(29)
Other current assets	(172)	17
Other assets	(12)	(23)
Lease obligations	(7)	(7)
Accounts payable and accrued liabilities	(276)	(175)
Deferred revenue	92	49
Unrecognized tax benefits and other non-current tax liabilities	(44)	(75)
Other liabilities	(36)	(64)
Net cash provided by operating activities	761	1,270
Cash flows from investing activities
Capital additions	(133)	(44)
Purchases of investments	(182)	(109)
Sales and maturities of investments	99	85
Cash paid for acquisitions, net of cash acquired	(92)	(138)
Receipts from settlements of net investment hedges	136	2
Payments for settlements of net investment hedges	—	(47)
Net cash used in investing activities	(172)	(251)
Cash flows from financing activities
Issuance of notes	491	—
Proceeds from stock-based compensation plans	16	23
Repurchase of shares related to stock-based compensation	(83)	(79)
Treasury shares	(871)	(503)
Dividends	(259)	(232)
Debt issuance costs and related fees	(5)	—
Dividends to noncontrolling interest	(1)	(1)
Net cash used in financing activities	(712)	(792)
Effect of exchange rate changes on cash and cash equivalents	(71)	(15)
(Decrease) increase in cash and cash equivalents	(194)	212
Cash and cash equivalents, beginning of period	1,811	2,597
Cash and cash equivalents, end of period	$1,617	$2,809
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2022	342.9	$3	$826	$13,132	(158.4)	$(11,096)	$(471)	$2,394	$188	$2,582
Net income				327				327	—	327
Dividends ($0.70 per share)				(131)				(131)	—	(131)
Stock-based compensation			38					38		38
Shares issued for stock-based compensation plans at average cost, net			6		—	1		7		7
Treasury shares repurchased			95		(1.0)	(308)		(213)		(213)
Currency translation adjustment, net of net investment hedge activity (net of tax of $57 million)							(133)	(133)	(3)	(136)
Net actuarial gains and prior service costs (net of tax of $2 million)							4	4		4
Amortization of prior service costs and actuarial losses							1	1		1
Balance at June 30, 2022	342.9	$3	$965	$13,328	(159.4)	$(11,403)	$(599)	$2,294	$185	$2,479
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
Net income				825				825	—	825
Dividends ($1.40 per share)				(259)				(259)	(1)	(260)
Stock-based compensation			84					84		84
Shares issued for stock-based compensation plans at average cost, net			(36)		0.5	(31)		(67)		(67)
Shares issued as consideration to acquire kompany(1)			35		0.1	9		44		44
Treasury shares repurchased			(3)		(2.7)	(868)		(871)		(871)
Currency translation adjustment, net of net investment hedge activity (net of tax of $73 million)							(193)	(193)	(3)	(196)
Net actuarial gains and prior service costs (net of tax of $1 million)							2	2		2
Amortization of prior service costs and actuarial losses							1	1		1
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at June 30, 2022	342.9	$3	$965	$13,328	(159.4)	$(11,403)	$(599)	$2,294	$185	$2,479
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
Adoption of New Accounting Standards
On January 1, 2022, the Company adopted ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08"). This ASU requires companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. The adoption of this ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. Accordingly, upon adoption, the Company will no longer be required to adjust acquired deferred revenue to fair value in business combination transactions. The amendments in ASU No. 2021-08 are applied prospectively and has been applied to all business combination transactions completed subsequent to January 1, 2022.
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
Russia/Ukraine Conflict
The Company is closely monitoring the impact of the ongoing Russia/Ukraine conflict on all aspects of its business. In response to the conflict, the Company is no longer conducting commercial operations in Russia for both MIS and MA and is complying with all applicable regulatory restrictions set forth by the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian operations and net assets are not material, broader global market volatility relating to uncertainties surrounding the conflict has contributed to an adverse impact on rated issuance volumes in 2022. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.
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
–Research & Insights (R&I) - provides models, scores, expert insights and commentary. This LOB includes: credit research; credit models and analytics; and economics data and models; and
–Data & Information (D&I) - provides vast data sets on companies and securities via data feeds and data applications products.
Prior year revenue by LOB disclosures have been reclassified to conform to the new LOB reporting structure, which is presented in Note 2.

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MIS:
Corporate Finance (CFG)
Investment-grade	$68	$102	$182	$236
High-yield	31	124	70	265
Bank loans	72	157	185	337
Other accounts (1)	151	167	302	317
Total CFG	322	550	739	1,155
Structured Finance (SFG)
Asset-backed securities	31	33	63	59
RMBS	28	31	63	58
CMBS	27	23	65	47
Structured credit	36	53	75	91
Other accounts	1	—	1	1
Total SFG	123	140	267	256
Financial Institutions (FIG)
Banking	93	101	182	210
Insurance	24	33	58	76
Managed investments	8	13	13	21
Other accounts	3	3	6	5
Total FIG	128	150	259	312
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	55	63	113	130
Project and infrastructure	67	67	132	143
Total PPIF	122	130	245	273
Total ratings revenue	695	970	1,510	1,996
MIS Other	11	10	23	20
Total external revenue	706	980	1,533	2,016
Intersegment revenue	43	42	86	82
Total MIS	749	1,022	1,619	2,098
MA:
Decision Solutions	312	222	646	447
Research and Insights	185	175	368	346
Data and Information	178	176	356	344
Total external revenue	675	573	1,370	1,137
Intersegment revenue	1	2	3	4
Total MA	676	575	1,373	1,141
Eliminations	(44)	(44)	(89)	(86)
Total MCO	$1,381	$1,553	$2,903	$3,153
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate Finance	$210	$112	$322	$345	$205	$550
Structured Finance	83	40	123	88	52	140
Financial Institutions	53	75	128	69	81	150
Public, Project and Infrastructure Finance	78	44	122	79	51	130
Total ratings revenue	424	271	695	581	389	970
MIS Other	2	9	11	1	9	10
Total MIS	426	280	706	582	398	980
MA:
Decision Solutions	133	179	312	96	126	222
Research and Insights	102	83	185	96	79	175
Data and Information	62	116	178	57	119	176
Total MA	297	378	675	249	324	573
Total MCO	$723	$658	$1,381	$831	$722	$1,553

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate Finance	$485	$254	$739	$759	$396	$1,155
Structured Finance	180	87	267	156	100	256
Financial Institutions	118	141	259	155	157	312
Public, Project and Infrastructure Finance	153	92	245	157	116	273
Total ratings revenue	936	574	1,510	1,227	769	1,996
MIS Other	3	20	23	2	18	20
Total MIS	939	594	1,533	1,229	787	2,016
MA:
Decision Solutions	282	364	646	187	260	447
Research and Insights	203	165	368	188	158	346
Data and Information	122	234	356	112	232	344
Total MA	607	763	1,370	487	650	1,137
Total MCO	$1,546	$1,357	$2,903	$1,716	$1,437	$3,153

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MIS:
U.S.	$426	$582	$939	$1,229
Non-U.S.:
EMEA	165	248	358	496
Asia-Pacific	80	100	154	197
Americas	35	50	82	94
Total Non-U.S.	280	398	594	787
Total MIS	706	980	1,533	2,016
MA:
U.S.	297	249	607	487
Non-U.S.:
EMEA	257	233	520	463
Asia-Pacific	71	55	139	114
Americas	50	36	104	73
Total Non-U.S.	378	324	763	650
Total MA	675	573	1,370	1,137
Total MCO	$1,381	$1,553	$2,903	$3,153

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

	Three Months Ended June 30,
	2022				2021
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$199		$123	$322	$427	$123	$550
	62%		38%	100%	78%	22%	100%
Structured Finance	$73		$50	$123	$92	$48	$140
	59%		41%	100%	66%	34%	100%
Financial Institutions	$57		$71	$128	$79	$71	$150
	45%		55%	100%	53%	47%	100%
Public, Project and Infrastructure Finance	$82		$40	$122	$88	$42	$130
	67%		33%	100%	68%	32%	100%
MIS Other	$1		$10	$11	$—	$10	$10
	9%		91%	100%	—%	100%	100%
Total MIS	$412		$294	$706	$686	$294	$980
	58%		42%	100%	70%	30%	100%
Decision Solutions	$40		$272	$312	$36	$186	$222
	13%		87%	100%	16%	84%	100%
Research and Insights	$2		$183	$185	$3	$172	$175
	1%		99%	100%	2%	98%	100%
Data and Information	$—		$178	$178	$1	$175	$176
	—%		100%	100%	1%	99%	100%
Total MA	$42	(1)	$633	$675	$40	$533	$573
	6%		94%	100%	7%	93%	100%
Total Moody's Corporation	$454		$927	$1,381	$726	$827	$1,553
	33%		67%	100%	47%	53%	100%

	Six Months Ended June 30,
	2022				2021
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$492		$247	$739	$914	$241	$1,155
	67%		33%	100%	79%	21%	100%
Structured Finance	$166		$101	$267	$158	$98	$256
	62%		38%	100%	62%	38%	100%
Financial Institutions	$118		$141	$259	$169	$143	$312
	46%		54%	100%	54%	46%	100%
Public, Project and Infrastructure Finance	$161		$84	$245	$188	$85	$273
	66%		34%	100%	69%	31%	100%
MIS Other	$2		$21	$23	$2	$18	$20
	9%		91%	100%	10%	90%	100%
Total MIS	$939		$594	$1,533	$1,431	$585	$2,016
	61%		39%	100%	71%	29%	100%
Decision Solutions	$83		$563	$646	$77	$370	$447
	13%		87%	100%	17%	83%	100%
Research and Insights	$3		$365	$368	$4	$342	$346
	1%		99%	100%	1%	99%	100%
Data and Information	$—		$356	$356	$2	$342	$344
	—%		100%	100%	1%	99%	100%
Total MA	$86	(1)	$1,284	$1,370	$83	$1,054	$1,137
	6%		94%	100%	7%	93%	100%
Total Moody's Corporation	$1,025		$1,878	$2,903	$1,514	$1,639	$3,153
	35%		65%	100%	48%	52%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$412	$16	$428	$939	$57	$996
Revenue recognized over time	294	659	953	594	1,313	1,907
Total	$706	$675	$1,381	$1,533	$1,370	$2,903

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$686	$20	$706	$1,431	$49	$1,480
Revenue recognized over time	294	553	847	585	1,088	1,673
Total	$980	$573	$1,553	$2,016	$1,137	$3,153
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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at June 30, 2022 and December 31, 2021:

	As at June 30, 2022		As at December 31, 2021
	MIS	MA	MIS	MA
Unbilled Receivables	$397	$167	$386	$152
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	MIS	MA	Total	MIS	MA	Total
Balance at March 31,	$377	$1,234	$1,611	$388	$940	$1,328
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(117)	(391)	(508)	(119)	(338)	(457)
Increases due to amounts billable excluding amounts recognized as revenue during the period	94	213	307	98	262	360
Effect of exchange rate changes	(7)	(37)	(44)	1	3	4
Total changes in deferred revenue	(30)	(215)	(245)	(20)	(73)	(93)
Balance at June 30,	$347	$1,019	$1,366	$368	$867	$1,235

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	MIS	MA	Total	MIS	MA	Total
Balance at December 31,	$296	$1,039	$1,335	$313	$874	$1,187
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(155)	(654)	(809)	(162)	(565)	(727)
Increases due to amounts billable excluding amounts recognized as revenue during the period	215	680	895	219	555	774
Increases due to acquisitions during the period	—	1	1	—	4	4
Effect of exchange rate changes	(9)	(47)	(56)	(2)	(1)	(3)
Total changes in deferred revenue	51	(20)	31	55	(7)	48
Balance at June 30,	$347	$1,019	$1,366	$368	$867	$1,235
Deferred revenue - current	$268	$1,017	$1,285	$279	$863	$1,142
Deferred revenue - non-current	$79	$2	$81	$89	$4	$93
For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2022 were primarily related to the significant portion of contract renewals that occurred during the first quarter of 2022 and are generally recognized over a one year period.
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2022 was primarily due to the recognition of annual subscription and maintenance billings from December 2021 and January 2022. For the six months ended June 30, 2022, the slight decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December 2021 billings and unfavorable changes in FX translation rates being mostly offset by the impact of the high concentration of billings in the first quarter of 2022.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $105 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2022 as well as amounts not yet invoiced to customers as of June 30, 2022, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.0 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation cost	$38	$41	$84	$86
Tax benefit	$9	$10	$20	$21
During the first six months of 2022, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $84.15 per share. The Company also granted 0.5 million shares of restricted stock in the first six months of 2022, which had a weighted average grant date fair value of $326.32 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $317.21 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2022:

Expected dividend yield	0.86%
Expected stock volatility	27%
Risk-free interest rate	1.88%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at June 30, 2022 was $22 million and $293 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.2 years and 2.7 years, respectively. Additionally, there was $41 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 1.9 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2022	2021
Exercise of stock options:
Proceeds from stock option exercises	$4	$16
Aggregate intrinsic value	$5	$35
Tax benefit realized upon exercise	$1	$8
Number of shares exercised (1)	—	0.2
Vesting of restricted stock:
Fair value of shares vested	$170	$187
Tax benefit realized upon vesting	$40	$43
Number of shares vested	0.5	0.7
Vesting of performance-based restricted stock:
Fair value of shares vested	$50	$28
Tax benefit realized upon vesting	$12	$7
Number of shares vested	0.2	0.1
(1) The number of options exercised in 2022 was approximately 27 thousand.

NOTE 4. INCOME TAXES
Moody’s effective tax rate was 26.2% and 23.9% for the three months ended June 30, 2022 and 2021, and 21.6% and 19% for the six months periods ended June 30, 2022 and 2021, respectively. The 2.3% and 2.6% increase in the ETR for the three and six months ended June 30, 2022 and 2021, respectively, was primarily due to non-recurring tax benefits including the resolution of uncertain tax positions in the first half of 2021, along with a non-deductible foreign currency translation loss recognized resulting from the Company no longer conducting commercial operations in Russia. The Company’s year-to-date 2022 income tax expense differs from the tax computed by applying its estimated annual effective tax rate to the pre-tax earnings primarily due to the following items recognized in 2022: i) Excess Tax Benefits from stock-based compensation of $19 million; and ii) net reductions in UTPs of $20 million related to the resolution of uncertain tax positions.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $32 million ($26 million, net of federal tax) during the second quarter of 2022 and a decrease in its UTPs of $52 million ($47 million net of federal tax) during the first six months of 2022, which primarily related to the aforementioned resolution of uncertain tax positions.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 through 2019 are currently under examination and 2020 remains open to examination. The Company’s New York State tax returns for 2017 through 2018 and New York City tax returns for 2015 through 2018 are currently under examination. The Company’s U.K. tax returns for 2012 through 2020 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2022	2021
Income taxes paid	$326	$327
NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Basic	184.1	186.7	184.6	187.0
Dilutive effect of shares issuable under stock-based compensation plans	0.8	1.2	0.8	1.2
Diluted	184.9	187.9	185.4	188.2
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.8	0.2	0.4	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2022 and 2021.
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

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2022
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$777	$—	$777	$669	$86	$22
Mutual funds	$59	$—	$59	$—	$—	$59

	As of December 31, 2021
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$691	$—	$691	$584	$91	$16
Mutual funds	$65	$8	$73	$—	$—	$73
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments were one month to 12 months at both June 30, 2022 and December 31, 2021. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 35 months at June 30, 2022 and 13 months to 29 months at December 31, 2021. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invests in Corporate-Owned Life Insurance (COLI). As of June 30, 2022 and December 31, 2021, the contract value of the COLI was $40 million and $37 million, respectively.

NOTE 8. ACQUISITIONS
The material business combination described below is accounted for using the acquisition method of accounting whereby assets acquired and liabilities assumed were recognized at fair value or other values set forth in U.S. GAAP on the date of the transaction. Any excess of the purchase price over the fair value of the assets acquired and liabilities assumed was recorded to goodwill. Goodwill typically results through expected synergies from combining operations of an acquiree and an acquirer, anticipated new customer acquisition and products, as well as from intangible assets that do not qualify for separate recognition.
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

Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the three and six months ended June 30, 2021 as if the acquisition of RMS occurred on January 1, 2020. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2020. The unaudited pro forma information includes amortization of acquired intangible assets, based on the preliminary purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Pro forma Revenue	$1,633	$3,313
Pro forma Net Income attributable to Moody's	$572	$1,301
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of June 30, 2022	As of December 31, 2021	Floating Interest Rate
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$—	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month USD LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	3-month USD LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	$300	$300	3-month USD LIBOR
2018 Senior Notes due 2029 (1)	Pay Floating/Receive Fixed	$400	$—	SOFR
2022 Senior Notes due 2052 (2)	Pay Floating/Receive Fixed	$500	$—	SOFR
Total		$2,300	$1,650
(1) Executed in the first quarter of 2022.
(2) Executed in the second quarter of 2022.
Refer to Note 15 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest expense, net		$(55)	$(49)	$(108)	$(56)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$3	$6	$9	$11
Fair value changes on interest rate swaps	Interest expense, net	$(47)	$—	$(132)	$(24)
Fair value changes on hedged debt	Interest expense, net	$47	$—	$132	$24

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

June 30, 2022
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€765	3.67%	$800	5.25%
Pay Floating/Receive Floating	958	Based on 3-month EURIBOR	1,100	Based on 3-month USD LIBOR
Pay Floating/Receive Floating	854	Based on ESTR	900	Based on SOFR
Total	€2,577		$2,800

December 31, 2021
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€909	2.16%	$1,050	4.45%
Pay Floating/Receive Floating	1,179	Based on 3-month EURIBOR	1,350	Based on 3-month USD LIBOR
Total	€2,088		$2,400

As of June 30, 2022 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2026	€450
2027	€285
2028	€507
2029	€373
2031	€481
2032	€481
Total	€2,577

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
The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Cross currency swaps	$118	$(18)	$—	$—	$11	$9
Long-term debt	63	(10)	—	—	—	—
Total net investment hedges	$181	$(28)	$—	$—	$11	$9

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
FX forward contracts	$—	$16	$—	$1	$—	$—
Cross currency swaps	142	54	—	—	21	19
Long-term debt	86	35	—	—	—	—
Total net investment hedges	$228	$105	$—	$1	$21	$19
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$(1)	$—	$—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$228	$105	$(1)	$—	$21	$19

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2022	December 31, 2021
Net investment hedges
Cross currency swaps	$161	$19
FX forwards	29	29
Long-term debt	59	(27)
Total net investment hedges	$249	$21
Cash flow hedges
Interest rate contracts	$(48)	$(49)
Cross currency swaps	2	2
Total cash flow hedges	(46)	(47)
Total net gain (loss) in AOCL	$203	$(26)
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through August 2022.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2022			December 31, 2021
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$135		£104	$126		£92
Contracts to sell USD for Japanese yen	$20		¥2,500	$22		¥2,500
Contracts to sell USD for Canadian dollars	$134	C$	171	$120	C$	150
Contracts to sell USD for Singapore dollars	$73	S$	100	$67	S$	90
Contracts to sell USD for euros	$365		€338	$364		€315
Contracts to sell USD for Russian ruble	$—	₽	—	$16	₽	1,200
Contracts to sell USD for Indian rupee	$23	₹	1,800	$7	₹	500
Contracts to sell GBP for USD	£—		$—	£172		$231
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian ruble, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
FX forwards	Other non-operating income, net	$(38)	$(1)	$(57)	$(7)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2022	December 31, 2021
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$112	$53
Interest rate swaps designated as fair value hedges	Other assets	—	13
Total derivatives designated as accounting hedges		112	66

Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	1
Total assets		$112	$67
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$22	$17
Interest rate swaps designated as fair value hedges	Other liabilities	142	23
Total derivatives designated as accounting hedges		164	40
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,307	1,421
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	25	12
Total liabilities		$1,496	$1,473

NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2022
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
Additions/ adjustments (1)	3	—	3	107	—	107	110	—	110
Foreign currency translation adjustments	(9)	—	(9)	(259)	—	(259)	(268)	—	(268)
Ending balance	$390	$—	$390	$5,463	$(12)	$5,451	$5,853	$(12)	$5,841

	Year Ended December 31, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (2)	90	—	90	1,525	—	1,525	1,615	—	1,615
Foreign currency translation adjustments	(5)	—	(5)	(167)	—	(167)	(172)	—	(172)
Ending balance	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
(1) The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022.
(2) The 2021 additions/adjustments for the MA segment in the table above relate to the acquisitions of Cortera, RMS, RealXData, Bogard, and PassFort. The 2021 additions/adjustments for the MIS segment relate to certain revenue synergies from the RMS acquisition that are expected to benefit the ESG solutions group within the MIS Other LOB.

Acquired intangible assets and related amortization consisted of:

	June 30, 2022	December 31, 2021
Customer relationships	$2,016	$2,101
Accumulated amortization	(407)	(381)
Net customer relationships	1,609	1,720
Software/product technology	656	663
Accumulated amortization	(243)	(219)
Net software/product technology	413	444
Database	177	179
Accumulated amortization	(54)	(46)
Net database	123	133
Trade names	199	207
Accumulated amortization	(53)	(47)
Net trade names	146	160
Other (1)	53	54
Accumulated amortization	(44)	(44)
Net other	9	10
Total acquired intangible assets, net	$2,300	$2,467
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.

Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization expense	$51	$36	$102	$71

Estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending December 31,
2022 (After June 30,)	$100
2023	190
2024	185
2025	181
2026	176
Thereafter	1,468
Total estimated future amortization	$2,300

NOTE 11. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved a restructuring program (the “2022 - 2023 Geolocation Restructuring Program”) that the Company estimates will result in annualized savings of $40 million to $60 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations. The exit from certain leased office spaces is expected to begin late in 2022 or early 2023 and is expected to result in $25 million to $35 million of pre-tax charges to either terminate or sublease the affected real estate leases. The program also includes $30 million to $40 million of pre-tax personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. The savings generated from the 2022 - 2023 Geolocation Restructuring Program will primarily be redeployed towards strategic investments including the Company's Workplace of the Future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is expected to be substantially complete in the first half of 2023. Cash outlays associated with this program are expected to be $30 million to $40 million, which are expected to be paid through 2024.
On December 22, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 MA Strategic Reorganization Restructuring Program”) that the Company estimates will result in annualized savings of $20 million per year. This program relates to a strategic reorganization in the MA reportable segment consisting of severance and related costs primarily determined under the Company’s existing severance plans. The 2020 MA Strategic Reorganization Restructuring Program resulted in a total of $19 million in pre-tax charges and was substantially completed in the first half of 2021. Cash outlays associated with this program are expected to be $20 million, which will be paid through 2022.
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2020 MA Strategic Reorganization Restructuring Program	$(1)	$—	$(1)	$2
2022 - 2023 Geolocation Restructuring Program	32	—	32	—
Total Restructuring	$31	$—	$31	$2
Changes to the restructuring liability for the aforementioned restructuring programs during the first six months of 2022 were as follows:

Employee Termination Costs
Balance as of December 31, 2021	$4
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	(1)
Cash payments and adjustments	(2)
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	32
Cash payments and adjustments	(1)
Balance as of June 30, 2022	$32

Cumulative expense incurred to date
2020 MA Strategic Reorganization Restructuring Program	$19
2022 - 2023 Geolocation Restructuring Program	$32

NOTE 12. FAIR VALUE
The table below presents information about items that are carried at fair value at June 30, 2022 and December 31, 2021:

	Fair value Measurement as of June 30, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$112	$—	$112
Mutual funds	59	59	—
Total	$171	$59	$112
Liabilities:
Derivatives (1)	$189	$—	$189
Total	$189	$—	$189

	Fair value Measurement as of December 31, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$67	$—	$67
Mutual funds	73	73	—
Total	$140	$73	$67
Liabilities:
Derivatives (1)	$52	$—	$52
Total	$52	$—	$52
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

NOTE 13. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2022	December 31, 2021
Other current assets:
Prepaid taxes	$258	$112
Prepaid expenses	98	99
Capitalized costs to obtain and fulfill sales contracts	91	103
Other	68	75
Total other current assets	$515	$389

Other assets:
Investments in non-consolidated affiliates	$514	$443
Deposits for real-estate leases	14	14
Indemnification assets related to acquisitions	108	106
Mutual funds and fixed deposits	81	89
Company owned life insurance (at contract value)	40	37
Costs to obtain sales contracts	145	138
Derivative instruments designated as accounting hedges	112	66
Pension and other retirement employee benefits	73	77
Other	80	64
Total other assets	$1,167	$1,034

Accounts payable and accrued liabilities:
Salaries and benefits	$156	$211
Incentive compensation	110	324
Customer credits, advanced payments and advanced billings	102	100
Dividends	5	6
Professional service fees	68	75
Interest accrued on debt	82	85
Accounts payable	31	47
Income taxes	130	115
Pension and other retirement employee benefits	7	7
Accrued royalties	17	36
Foreign exchange forwards on certain assets and liabilities	25	12
Restructuring liability	28	4
Other	105	120
Total accounts payable and accrued liabilities	$866	$1,142

Other liabilities:
Pension and other retirement employee benefits	$213	$235
Interest accrued on UTPs	40	59
MAKS indemnification provisions	22	33
Income tax liability - non-current portion	23	23
Derivative instruments designated as accounting hedges	164	40
Restructuring liability	4	—
Other	47	48
Total other liabilities	$513	$438

Allowance for credit losses:
During the six months ended June 30, 2022, the Company increased its allowance for credit losses by $14 million. This increase was primarily due to reserves recorded for the Company's Russian-domiciled customers pursuant to the impacts of the Russia/Ukraine conflict, which is more fully described in Note 1.
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	June 30, 2022	December 31, 2021
Equity method investments(1)	$189	$121
Investments measured using the measurement alternative(2)	320	318
Other	5	4
Total investments in non-consolidated affiliates	$514	$443
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating (expense) Income:
The following table summarizes the components of other non-operating (expense) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FX (loss)/gain (1)	$(22)	$2	$(22)	$—
Net periodic pension costs - other components	6	(3)	12	1
Income from investments in non-consolidated affiliates	2	1	4	9
Other	4	6	2	12
Total	$(10)	$6	$(4)	$22
(1) FX loss for the three and six months ended June 30, 2022 includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.

NOTE 14. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended June 30,		Location in the consolidated statements of operations
Losses on currency translation adjustments	2022	2021
Foreign currency translation adjustments - reclassification of losses included in net income	$(20)	$—	Other non-operating income, net
Total losses on currency translation adjustments	(20)	—
Gains (losses) on net investment hedges
FX forwards	—	1	Other non-operating income, net
Income tax effect of item above	—	(1)	Provision for income taxes
Total net gains on net investment hedges	—	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(3)	Other non-operating income, net
Settlement charge	—	(7)	Other non-operating income, net
Total before income taxes	(1)	(10)
Income tax effect of items above	—	2	Provision for income taxes
Total pension and other retirement benefits	(1)	(8)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(21)	$(8)

	Six Months Ended June 30,		Location in the consolidated statements of operations
Losses on currency translation adjustments	2022	2021
Foreign currency translation adjustments - reclassification of losses included in net income	$(20)	$—	Other non-operating income, net
Total losses on currency translation adjustments	(20)	—
Losses on cash flow hedges
Interest rate contract	(1)	(1)	Other non-operating income, net
Income tax effect of item above	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	(1)
Gains (losses) on net investment hedges
FX forwards	—	2	Other non-operating income, net
Income tax effect of item above	—	(1)	Provision for income taxes
Total net gains on net investment hedges	—	1
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(6)	Other non-operating income, net
Settlement charge	—	(7)	Other non-operating income, net
Total before income taxes	(1)	(13)
Income tax effect of item above	—	3	Provision for income taxes
Total pension and other retirement benefits	(1)	(10)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(22)	$(10)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended June 30,
	2022					2021
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at March 31,	$(51)	$(46)	$(442)	$68	$(471)	$(116)	$(48)	$(188)	$(88)	$(440)
Other comprehensive income/(loss) before reclassifications	4	—	(334)	181	(149)	—	—	36	(29)	7
Amounts reclassified from AOCL	1	—	20	—	21	8	—	—	—	8
Other comprehensive income/(loss)	5	—	(314)	181	(128)	8	—	36	(29)	15
Balance at June 30,	$(46)	$(46)	$(756)	$249	$(599)	$(108)	$(48)	$(152)	$(117)	$(425)

	Six Months Ended June 30,
	2022					2021
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(49)	$(47)	$(335)	$21	$(410)	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	2	—	(441)	228	(211)	—	—	(107)	104	(3)
Amounts reclassified from AOCL	1	1	20	—	22	10	1	—	(1)	10
Other comprehensive income/(loss)	3	1	(421)	228	(189)	10	1	(107)	103	7
Balance at June 30,	$(46)	$(46)	$(756)	$249	$(599)	$(108)	$(48)	$(152)	$(117)	$(425)

NOTE 15. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

June 30, 2022
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(32)	3	(5)	566
1.75% 2015 Senior Notes, due 2027	523	—	—	(2)	521
2.625% 2017 Senior Notes, due 2023	500	—	—	(1)	499
3.25% 2017 Senior Notes, due 2028	500	(24)	(3)	(2)	471
4.25% 2018 Senior Notes, due 2029	400	(25)	(2)	(2)	371
4.875% 2018 Senior Notes, due 2048	400	(34)	(6)	(4)	356
0.950% 2019 Senior Notes, due 2030	784	—	(2)	(4)	778
3.75% 2020 Senior Notes, due 2025	700	(22)	(1)	(3)	674
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(5)	588
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(5)	(9)	(5)	481
Total debt	$7,907	$(142)	$(56)	$(52)	$7,657
Current portion					(499)
Total long-term debt					$7,158

December 31, 2021
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(7)	3	(5)	591
1.75% 2015 Senior Notes, due 2027	568	—	—	(2)	566
2.625% 2017 Senior Notes, due 2023	500	5	—	(1)	504
3.25% 2017 Senior Notes, due 2028	500	8	(3)	(2)	503
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(2)	396
4.875% 2018 Senior Notes, due 2048	400	(7)	(6)	(4)	383
0.950% 2019 Senior Notes, due 2030	853	—	(2)	(5)	846
3.75% 2020 Senior Notes, due 2025	700	(9)	(1)	(4)	686
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(6)	581
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
Total long-term debt	$7,521	$(10)	$(48)	$(50)	$7,413
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
In the first quarter of 2022, the Company issued the 2022 Senior Notes, due 2052. The key terms of this debt issuance are set forth in the table above.
At June 30, 2022, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2022, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	2013 Senior Notes due 2024	2014 Senior Notes due 2044	2015 Senior Notes due 2027	2017 Senior Notes due 2023	2017 Senior Notes due 2028	2018 Senior Notes due 2029	2018 Senior Notes due 2048	2019 Senior Notes due 2030	2020 Senior Notes due 2025	2020 Senior Notes due 2050	2020 Senior Notes due 2060	2021 Senior Notes due 2031	2021 Senior Notes due 2041	2021 Senior Notes due 2061	2022 Senior Notes due 2052	Total
2022 (After June 30,)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2023	—	—	—	500	—	—	—	—	—	—	—	—	—	—	—	500
2024	500	—	—	—	—	—	—	—	—	—	—	—	—	—	—	500
2025	—	—	—	—	—	—	—	—	700	—	—	—	—	—	—	700
2026	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Thereafter	—	600	523	—	500	400	400	784	—	300	500	600	600	500	500	6,207
Total	$500	$600	$523	$500	$500	$400	$400	$784	$700	$300	$500	$600	$600	$500	$500	$7,907

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income	$2	$1	$4	$4
Expense on borrowings	(50)	(41)	(98)	(82)
Income (expense) on UTPs and other tax related liabilities(2)	(3)	(5)	(6)	30
Net periodic pension costs - interest component	(4)	(4)	(8)	(8)
Interest expense, net	$(55)	$(49)	$(108)	$(56)
Interest paid(1)	$12	$13	$90	$86
(1) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 9.
(2) Income (expense) on UTPs and other tax related liabilities for the six months ended June 30, 2021 includes a $40 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.

The fair value and carrying value of the Company’s debt as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.875% 2013 Senior Notes, due 2024	$498	$510	$498	$538
5.25% 2014 Senior Notes, due 2044	566	607	591	805
1.75% 2015 Senior Notes, due 2027	521	503	566	607
2.625% 2017 Senior Notes, due 2023	499	499	504	509
3.25% 2017 Senior Notes, due 2028	471	499	503	539
4.25% 2018 Senior Notes, due 2029	371	398	396	451
4.875% 2018 Senior Notes, due 2048	356	395	383	526
0.950% 2019 Senior Notes, due 2030	778	678	846	866
3.75% 2020 Senior Notes, due 2025	674	699	686	750
3.25% 2020 Senior Notes, due 2050	293	223	293	311
2.55% 2020 Senior Notes, due 2060	491	311	491	432
2.00% 2021 Senior Notes, due 2031	588	491	587	581
2.75% 2021 Senior Notes, due 2041	582	442	581	579
3.10% 2021 Senior Notes, due 2061	488	347	488	488
3.75% 2022 Senior Notes, due 2052	481	409	—	—
Total	$7,657	$7,011	$7,413	$7,982
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease cost	$25	$23	$52	$47
Sublease income	(2)	(1)	(4)	(2)
Variable lease cost	5	5	10	10
Total lease cost	$28	$27	$58	$55
The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$29	$28	$60	$56
Right-of-use assets obtained in exchange for new operating lease liabilities	$15	$2	$30	$6

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term	5.3 years	5.6 years
Weighted-average discount rate applied to operating leases	3.1%	3.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2022:

Year Ending December 31,	Operating Leases
2022 (After June 30,)	$60
2023	119
2024	112
2025	97
2026	79
After 2026	103
Total lease payments (undiscounted)	570
Less: Interest	44
Present value of lease liabilities:	$526
Lease liabilities - current	$105
Lease liabilities - noncurrent	$421
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

	Three Months Ended June 30,
	2022				2021
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Total external revenue	$706	$675	$—	$1,381	$980	$573	$—	$1,553
Intersegment revenue	43	1	(44)	—	42	2	(44)	—
Revenue	749	676	(44)	1,381	1,022	575	(44)	1,553
Operating, SG&A	334	471	(44)	761	344	392	(44)	692
Adjusted Operating Income	415	205	—	620	678	183	—	861
Add:
Depreciation and amortization	21	60	—	81	18	42	—	60
Restructuring	15	16	—	31	—	—	—	—
Operating Income				$508				$801

	Six Months Ended June 30,
	2022				2021
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Total external revenue	$1,533	$1,370	$—	$2,903	$2,016	$1,137	$—	$3,153
Intersegment revenue	86	3	(89)	—	82	4	(86)	—
Revenue	$1,619	$1,373	$(89)	$2,903	$2,098	$1,141	$(86)	$3,153
Operating, SG&A	694	944	(89)	1,549	692	772	(86)	1,378
Adjusted Operating Income	$925	$429	$—	$1,354	$1,406	$369	$—	$1,775
Add:
Depreciation and amortization	39	120	—	159	36	83	—	119
Restructuring	15	16	—	31	—	2	—	2
Operating Income				$1,164				$1,654
The cumulative restructuring charge for the MA reportable segment related to the 2020 MA Strategic Reorganization Restructuring Program is $19 million. The cumulative restructuring charge for the MIS and MA reportable segments related to the 2022 - 2023 Geolocation Restructuring Program is $15 million and $17 million, respectively. The restructuring programs are more fully discussed in Note 11.
Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$723	$831	$1,546	$1,716
Non-U.S.:
EMEA	422	481	878	959
Asia-Pacific	151	155	293	311
Americas	85	86	186	167
Total Non-U.S.	658	722	1,357	1,437
Total	$1,381	$1,553	$2,903	$3,153
NOTE 19. SUBSEQUENT EVENT
On July 25, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share of Moody’s common stock, payable on September 9, 2022 to shareholders of record at the close of business on August 19, 2022.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 84 for a discussion of uncertainties, risks and other factors associated with these statements.
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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors throughout its operations and products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include adhering to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative (GRI); Sustainability Accounting Standards Board (SASB); and the World Economic Forum (WEF)’s Stakeholder Capitalism metrics. Moody's also issues an annual report on Stakeholder Sustainability and on how the Company has implemented the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Moody’s sustainability-related achievements during the first half of 2022 included the following:
–Validated Moody’s long-term net-zero targets with SBTi;
–Rolled out an all-employee training on Sustainability and ESG;
–Named 2021 CDP Supplier Engagement Leader on Climate Action for second consecutive year;
–Awarded Best ESG Reporting (large-cap) from IR Magazine;
–Published Moody’s 2021 Stakeholder Sustainability report and 2021 TCFD report;
–Issued an inaugural global tax policy and a political engagement & public policy statement; and
–Updated Moody’s decarbonization plan
The Board oversees sustainability matters, with assistance from the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Board also oversees Moody’s policies for assessing and managing our exposure to risk, including climate-related risks such as business continuity disruption or reputational and credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS.

Russia/Ukraine Conflict
The Company is closely monitoring the impact of the ongoing Russia/Ukraine conflict on all aspects of its business. In response to the conflict, the Company is no longer conducting commercial operations in Russia for both MIS and MA and is complying with all applicable regulatory restrictions set forth by the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian operations and net assets are not material, broader global market volatility relating to uncertainties surrounding the conflict has contributed to an adverse impact on rated issuance volumes in 2022, which are more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.
COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions regarding its offices and its business travel policies. As of the date of the filing of this quarterly report on Form 10-Q, the Company has reopened all of its offices for employees to access on a voluntary basis.
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
Reportable Segments
The Company is organized into two reportable segments at June 30, 2022: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 18 to the condensed consolidated financial statements.
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
–Research & Insights (R&I) - provides models, scores, expert insights and commentary. This LOB includes: credit research; credit models and analytics; and economics data and models; and
–Data & Information (D&I) - provides vast data sets on companies and securities via data feeds and data applications products.
Prior year revenue by LOB amounts have been reclassified to conform to the new LOB reporting structure, which is presented below in the section entitled "Results of Operations."
RESULTS OF OPERATIONS
Impact of acquisitions on comparative results
–Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Cortera on March 19, 2021;
–RMS on September 15, 2021;
–RealXData on September 17, 2021;
–PassFort on November 30, 2021; and
–kompany on February 28, 2022.
Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition activity.

Three months ended June 30, 2022 compared with three months ended June 30, 2021
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended June 30, 2022. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2022	2021	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,381	$1,553	(11%)		— reflects lower MIS revenue partially offset by growth in MA
MIS External Revenue	$706	$980	(28%)
— mainly reflects declines in leveraged finance (high-yield corporate debt and bank loans) issuance resulting from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict

MA External Revenue	$675	$573	18%
— inorganic growth from acquisitions; and
— strong organic growth across all LOBs, most notably for KYC and compliance solutions coupled with continued strong retention and demand for credit research, analytics and models

Total operating and SG&A expenses	$761	$692	(10%)
— operational and integration costs associated with recent acquisitions contributed approximately 10 percentage points of growth; and
— hiring and salary increases contributed approximately five percentage points of the growth; partially offset by:
— lower incentive compensation accruals and performance-based equity compensation

Restructuring	$31	$—	NM		— the 2022 charge is pursuant to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 11 to the condensed consolidated financial statements
Total non-operating (expense) income, net	$(65)	$(43)	(51%)		— primarily reflects FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia
Operating Margin	36.8%	51.6%	(1,480	BPS)	— margin declines primarily due to the aforementioned decrease in MIS revenue coupled with the aforementioned increase in expenses
Adjusted Operating Margin	44.9%	55.4%	(1,050	BPS)
ETR	26.2%	23.9%	(230	BPS)
— primarily reflects the non-deductible nature of the aforementioned FX translation losses resulting from the Company no longer conducting commercial operations in Russia coupled with lower excess tax benefits in 2022

Diluted EPS	$1.77	$3.07	(42%)		— mainly due to declines in MIS revenue coupled with the aforementioned increase in expenses
Adjusted Diluted EPS	$2.22	$3.22	(31%)

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
United States	$723	$831	(13%)
Non-U.S.:
EMEA	422	481	(12%)
Asia-Pacific	151	155	(3%)
Americas	85	86	(1%)
Total Non-U.S.	658	722	(9%)
Total	1,381	1,553	(11%)
Expenses:
Operating	393	365	(8%)
SG&A	368	327	(13%)
Depreciation and amortization	81	60	(35%)
Restructuring	31	—	NM
Total	873	752	(16%)
Operating income	$508	$801	(37%)
Adjusted Operating Income (1)	$620	$861	(28%)
Interest expense, net	$(55)	$(49)	(12%)
Other non-operating income, net	(10)	6	(267%)
Non-operating (expense) income, net	$(65)	$(43)	(51%)

Net income attributable to Moody's	$327	$577	(43%)
Diluted weighted average shares outstanding	184.9	187.9	2%
Diluted EPS attributable to Moody's common shareholders	$1.77	$3.07	(42%)
Adjusted Diluted EPS (1)	$2.22	$3.22	(31%)
Operating margin	36.8%	51.6%
Adjusted Operating Margin(1)	44.9%	55.4%
Effective tax rate	26.2%	23.9%
(1) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this Management Discussion and Analysis for further information regarding these measures.

The table below shows Moody’s global staffing by geographic area:

	June 30,		Change
	2022	2021	%
MIS
U.S.	1,450	1,429	1%
Non-U.S.	3,582	3,280	9%
Total	5,032	4,709	7%
MA
U.S.	2,788	2,072	35%
Non-U.S.	4,304	3,070	40%
Total	7,092	5,142	38%
MSS
U.S.	794	676	17%
Non-U.S.	1,288	1,079	19%
Total	2,082	1,755	19%
Total MCO
U.S.	5,032	4,177	20%
Non-U.S.	9,174	7,429	23%
Total	14,206	11,606	22%
The increase in Moody’s global staffing included approximately 1,400 employees from acquisitions completed subsequent to June 30, 2021.

GLOBAL REVENUE

Three months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

Global revenue ⇓ $172 million	U.S. Revenue ⇓ $108 million	Non-U.S. Revenue ⇓ $64 million
The decrease in global revenue reflected declines in MIS, mainly in the U.S. and EMEA, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation unfavorably impacted global revenue by 3% percent.
–Organic constant currency revenue(1) decreased 13%.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

Q2 Operating Expense ⇑ $28 million	Q2 SG&A Expense ⇑ $41 million
---------- ---------

Compensation expenses decreased $15 million reflecting:	Compensation expenses increased $19 million reflecting:
— lower incentive compensation accruals and performance-based equity compensation of $28 million, which aligns with actual/projected financial and operating performance; and	— inorganic growth from acquisitions of $13 million;
— higher salaries and benefits costs primarily due to hiring and salary increases; partially offset by:
— approximately $25 million in higher compensation costs eligible for capitalization in 2022 reflecting certain product development in the MA operating segment; partially offset by	— lower incentive compensation accruals and performance-based equity compensation of $20 million, which aligns with actual/projected financial and operating performance.
— inorganic growth from acquisitions of $33 million

Non-compensation expenses increased $43 million reflecting:	Non-compensation expenses increased $22 million reflecting:
— higher costs of $27 million primarily relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— inorganic growth from acquisitions of $12 million; and
— higher travel costs of $6 million resulting from minimal travel in the prior year in light of COVID-19
— inorganic growth from acquisitions of $10 million.

Other Expenses
The restructuring charge in the second quarter of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

Operating margin 36.8%, down 1,480 BPS	Adjusted Operating Margin 44.9%, down 1,050 BPS
Overall, margin declines resulted from the aforementioned decrease in MIS revenue coupled with operating expense growth (mainly from inorganic expense growth from acquisitions).

Interest Expense, net ⇑ $6 million	Other non-operating income ⇓ $16 million

Increase in expense is primarily due to:	Decrease in income is primarily due to:
— higher interest on borrowings resulting from the issuance of new long-term debt in 2022 (refer to the "Material Cash Requirements" section of this MD&A for further information on the Company's indebtedness)

— FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia (refer to the section above entitled "Russia/Ukraine Conflict" for further information); and

— higher gains of $15 million in the prior year on certain of the Company's investments in equity securities; partially offset by:
— an $11 million benefit relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture; and
— a $7 million loss on the settlement of pension obligations in 2021 resulting from lump sum distributions from the Company's defined benefit pension plans.

ETR ⇑ 230 BPS
The increase in ETR primarily reflects the non-deductible nature of the aforementioned FX translation losses resulting from the Company no longer conducting commercial operations in Russia coupled with lower Excess Tax Benefits in the second quarter of 2022.

Diluted EPS ⇓ $1.30	Adjusted Diluted EPS ⇓ $1.00
Diluted EPS and Adjusted Diluted EPS declined mainly due to lower operating income and Adjusted Operating Income, respectively, the components of which are more fully described above. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Corporate finance (CFG)	$322	$550	(41%)
Structured finance (SFG)	123	140	(12%)
Financial institutions (FIG)	128	150	(15%)
Public, project and infrastructure finance (PPIF)	122	130	(6%)
Total ratings revenue	695	970	(28%)
MIS Other	11	10	10%
Total external revenue	706	980	(28%)
Intersegment revenue	43	42	2%
Total MIS revenue	$749	$1,022	(27%)
Expenses:
Operating and SG&A (external)	$333	$342	3%
Operating and SG&A (intersegment)	1	2	50%
Total operating and SG&A	$334	$344	3%

Adjusted Operating Income	$415	$678	(39%)
Adjusted Operating Margin	55.4%	66.3%

Depreciation and amortization	21	18	(17%)
Restructuring	15	—	NM

The following chart presents changes in rated issuance volumes compared to the second quarter of 2021. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $274 million	U.S. Revenue ⇓ $156 million	Non-U.S. Revenue ⇓ $118 million
–The decrease in global MIS revenue primarily resulted from a 32% decrease in rated issuance volumes, which resulted in transaction revenue declining $274 million compared to the same period in the prior year. The decline in rated issuance volumes compared to the second quarter of 2021 resulted from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict.
–Foreign currency translation unfavorably impacted MIS revenue by two percentage points.

CFG REVENUE

Three months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $228 million	U.S. Revenue ⇓ $135 million	Non-U.S. Revenue ⇓ $93 million
Global CFG revenue for the three months ended June 30, 2022 and 2021 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 41% reflected declines in both U.S. (39%) and internationally (45%).
Transaction revenue decreased $228 million compared to the same period in the prior year.
The decrease compared to a strong period of issuance in the second quarter of 2021 reflected declines in leveraged finance and investment-grade issuance activity in all regions resulting from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict.

SFG REVENUE

Three months ended June 30,
2022---------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $17 million	U.S. Revenue ⇓ $5 million	Non-U.S. Revenue ⇓ $12 million
Global SFG revenue for the three months ended June 30, 2022 and 2021 was comprised as follows:
The 12% decrease in SFG revenue was substantially all in the U.S. and EMEA.
Transaction revenue decreased $19 million compared to the second quarter of 2021.
The most notable drivers of the decline in SFG revenue included:
–lower CLO refinancing activity in the U.S. and EMEA reflecting higher credit spreads resulting from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict; and
–changes in foreign currency translation rates which unfavorably impacted SFG revenue by three percentage points.

FIG REVENUE

Three months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $22 million	U.S. Revenue ⇓ $16 million	Non-U.S. Revenue ⇓ $6 million
Global FIG revenue for the three months ended June 30, 2022 and 2021 was comprised as follows:

The decrease in FIG revenue of 15% reflected revenue declines in both U.S. (23%) and internationally (7%).
Transaction revenue decreased $22 million compared to the second quarter of 2021.
The most notable drivers of the decline reflected lower revenue from U.S. insurance, banking and asset management issuers, mainly due to:
–a decline in opportunistic issuance as issuers were well capitalized following funding activity in the prior year period ahead of anticipated interest rate increases;
–an unfavorable product mix;
–lower issuer and investor demand resulting from market volatility and macroeconomic uncertainties; and
–changes in foreign currency translation rates which unfavorably impacted FIG revenue by two percentage points.

PPIF REVENUE

Three months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $8 million	U.S. Revenue ⇓ $1 million	Non-U.S. Revenue ⇓ $7 million
Global PPIF revenue for the three months ended June 30, 2022 and 2021 was comprised as follows:
Transaction revenue decreased $6 million compared to the second quarter of 2021.
The decrease in PPIF revenue of 6% reflected declines in the U.S. (1%) and internationally (14%).
The main drivers of the decrease were:
–declines in U.S. public finance and project/infrastructure finance in the Americas resulting from market volatility, which increased funding costs, coupled with issuers in these sectors being currently well capitalized;
–changes in foreign currency translation rates which unfavorably impacted PPIF revenue by two percentage points;
partially offset by:
–an increase in U.S. project finance revenue primarily due to a large jumbo issuance during the second quarter of 2022.

MIS: Q2 Operating and SG&A Expense ⇓ $9 million

The decline is due to lower compensation costs of $34 million, partially offset by higher non-compensation costs of $25 million, with the most notable drivers reflecting:

Compensation costs	Non-compensation costs
The decrease is primarily due to:	The increase is primarily due to:
— lower incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— higher travel costs compared to minimal travel in the prior year in light of COVID-19

Other Expenses
The restructuring charge in the second quarter of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

MIS: Adjusted Operating Margin 55.4% ⇓ 1,090 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 28% decrease in revenue.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Decision Solutions (DS)	$312	$222	41%
Research and Insights (R&I)	185	175	6%
Data and Information (D&I)	178	176	1%
Total external revenue	675	573	18%
Intersegment revenue	1	2	(50%)
Total MA revenue	676	575	18%
Expenses:
Operating and SG&A (external)	428	350	(22%)
Operating and SG&A (intersegment)	43	42	(2%)
Total operating and SG&A	471	392	(20%)
Adjusted Operating Income	$205	$183	12%
Adjusted Operating Margin	30.3%	31.8%

Depreciation and amortization	60	42	(43%)
Restructuring	16	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended June 30,

2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $102 million	U.S. Revenue ⇑ $48 million	Non-U.S. Revenue ⇑ $54 million
The 18% increase in global MA revenue reflects growth both in the U.S. (19%) and internationally (17%) in all LOBs and includes revenue from the acquisitions of RMS, RealXData, PassFort and kompany. Foreign currency translation unfavorably impacted MA revenue by five percentage points.
–Organic constant currency revenue growth(1) was 8% reflecting increases across all LOBs.
–ARR(2) grew 25% mainly due to acquisitions completed in the previous twelve months. Organic ARR(2) grew 9% representing increased demand for KYC and banking products within the Decision Solutions LOB coupled with growth for company data and ratings feeds products in the Data & Information LOB.

DECISION SOLUTIONS REVENUE

Three months ended June 30,

2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $90 million	U.S. Revenue ⇑ $37 million	Non-U.S. Revenue ⇑ $53 million
Global DS revenue grew 41% compared to the second quarter of 2021 and reflects growth in both the U.S. (39%) and internationally (42%) with the most notable drivers of the increase reflecting:
–inorganic revenue growth from the acquisitions of RMS, PassFort, RealXData, and kompany; and
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
partially offset by:
–changes in foreign currency translation rates which unfavorably impacted DS revenue by five percentage points.
Organic constant currency revenue(1) growth for DS was 8%.

_____________________
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
(2) Refer to the section entitled "Key Performance Metrics" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

RESEARCH AND INSIGHTS REVENUE

Three months ended June 30,

2022-----------------------------------------------------------------------------------2021
_____________________________________________________________________________________________________________________

R&I: Global revenue ⇑ $10 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $4 million
Global R&I revenue increased 6% compared to the second quarter of 2021 and reflects growth in both the U.S. (6%) and internationally (5%) mainly driven by:
–growth in constant currency recurring revenue of 6%, primarily due to continued strong retention and demand for credit research, analytics and models;
partially offset by:
–changes in foreign currency translation rates which unfavorably impacted R&I revenue by two percentage points.
Constant currency revenue(1) growth for R&I was 8%.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

DATA AND INFORMATION REVENUE

Three months ended June 30,
2022-----------------------------------------------------------------------------------2021
_____________________________________________________________________________________________________________________

D&I: Global revenue ⇑ $2 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇓ $3 million
Global D&I revenue increased 1% compared to the second quarter of 2021 and reflects growth in the U.S. (9%) partially offset by decreases internationally (3%) mainly driven by:
–strong retention and new sales for ratings feeds coupled with pricing increases; and
–continued demand for company data;
partially offset by:
–unfavorable changes in foreign currency translation rates, which unfavorably impacted D&I revenue by seven percentage points.
Organic constant currency revenue(1) growth for D&I was 8%.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

MA: Q2 Operating and SG&A Expense ⇑ $78 million
The increase in operating and SG&A expenses compared to the second quarter of 2021 reflected growth in compensation and non-compensation costs of $58 million and $20 million, respectively. The most notable drivers of these increases were:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— inorganic expense growth from acquisitions; and	— operating and integration-related costs associated with recent acquisitions.
— higher salaries and benefits related to headcount growth.

Other Expenses
The restructuring charge in the second quarter of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

MA: Adjusted Operating Margin 30.3% ⇓ 150 BPS
The Adjusted Operating Margin contraction for MA is primarily due to operational and integration-related costs associated with recent acquisitions.

Six months ended June 30, 2022 compared with six months ended June 30, 2021
Executive Summary

–The following table provides an executive summary of key operating results for the six months ended June 30, 2022. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2022	2021	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,903	$3,153	(8%)	— reflects lower MIS revenue partially offset by growth in MA
MIS External Revenue	$1,533	$2,016	(24%)
— mainly reflects declines in leveraged finance (high-yield corporate debt and bank loans) issuance resulting from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict.

MA External Revenue	$1,370	$1,137	20%
— inorganic growth from acquisitions; and
— strong organic growth across all LOBs, most notably for KYC and compliance solutions coupled with continued strong retention and demand for credit research, analytics and models.

Total operating and SG&A expenses	$1,549	$1,378	(12%)
— operational and integration costs associated with recent acquisitions contributed approximately 11 percentage points of growth; and
— increases in hiring and salary growth contributed approximately five percentage points of growth;
partially offset by:
— lower incentive compensation accruals and performance-based equity compensation.

Restructuring	$31	$2	NM	— the 2022 charge is pursuant to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 11 to the condensed consolidated financial statements
Total non-operating (expense) income, net	$(112)	$(34)	(229%)
— reflects a $40 million benefit in the prior period related to the reversal of tax-related interest accruals pursuant to the resolution of tax matters; and
— the 2022 amount includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia

Operating Margin	40.1%	52.5%	(1240 BPS)	— margin declines primarily due to the aforementioned decrease in MIS revenue
Adjusted Operating Margin	46.6%	56.3%	(970 BPS)
ETR	21.6%	19.0%	(260BPS)
— primarily reflects the non-deductible nature of the aforementioned FX translation losses resulting from the Company no longer conducting commercial operations in Russia; and
— the resolution of uncertain tax positions in the first half of 2021 that did not recur to the same extent in the first half of 2022

Diluted EPS	$4.45	$6.98	(36%)	— mainly due to declines in MIS revenue coupled with the aforementioned increase in expenses
Adjusted Diluted EPS	$5.11	$7.28	(30%)

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
United States	$1,546	$1,716	(10%)
Non-U.S.:
EMEA	878	959	(8%)
Asia-Pacific	293	311	(6%)
Americas	186	167	11%
Total Non-U.S.	1,357	1,437	(6%)
Total	2,903	3,153	(8%)
Expenses:
Operating	810	758	(7%)
SG&A	739	620	(19%)
Depreciation and amortization	159	119	(34%)
Restructuring	31	2	NM
Total	1,739	1,499	(16%)
Operating income	1,164	1,654	(30%)
Adjusted Operating Income (1)	1,354	1,775	(24%)
Interest expense, net	(108)	(56)	(93%)
Other non-operating income, net	(4)	22	(118%)
Non-operating (expense) income, net	(112)	(34)	(229%)

Net income attributable to Moody’s	$825	$1,313	(37%)
Diluted weighted average shares outstanding	185.4	188.2	1%
Diluted EPS attributable to Moody’s common shareholders	$4.45	$6.98	(36%)
Adjusted Diluted EPS (1)	$5.11	$7.28	(30%)
Operating margin	40.1%	52.5%
Adjusted Operating Margin (1)	46.6%	56.3%
Effective tax rate	21.6%	19.0%
(1)Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS attributable to Moody’s common shareholders are non-GAAP financial measures. Refer to the section entitled “Non-GAAP Financial Measures” of this Management Discussion and Analysis for further information regarding these measures.
GLOBAL REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

Global revenue ⇓ $250 million	U.S. Revenue ⇓ $170 million	Non-U.S. Revenue ⇓ $80 million
The decrease in global revenue reflected declines in MIS in all regions, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation unfavorably impacted global revenue by two percent.
–Organic constant currency revenue(1) for MCO decreased 11%.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

YTD Operating Expense ⇑ $52 million	YTD SG&A Expense ⇑ $119 million
-------------------------------------

Compensation expenses decreased $3 million and reflected:	Compensation expenses increased $60 million reflecting:
— lower incentive compensation accruals and performance-based equity compensation of $34 million, which aligns with actual/projected financial and operating performance;	— inorganic growth from acquisitions of $29 million; and
— higher salaries and benefits costs primarily due to hiring and salary increases; partially offset by:
— approximately $40 million in higher compensation costs eligible for capitalization in 2022 reflecting certain product development in the MA operating segment; partially offset by	— lower incentive compensation accruals and performance-based equity compensation of $14 million, which aligns with actual/projected financial and operating performance.
— inorganic growth from acquisitions of $68 million.

Non-compensation expenses increased $55 million reflecting:	Non-compensation expenses increased $59 million reflecting:
— inorganic growth from acquisitions of $20 million; and	— inorganic growth from acquisitions of $21 million;
— higher costs of $30 million relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.	— higher estimates for bad debt reserves of $11 million for the Company's Russian-domiciled customers resulting from the impact of the Russia/Ukraine conflict; and
— higher costs of $12 million relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.

Other Expenses
The restructuring charge in the first half of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

Operating margin 40.1%, down 1,240 BPS	Adjusted Operating Margin 46.6%, down 970 BPS
Overall, margin declines resulted from the aforementioned decrease in MIS revenue coupled with operating expense growth (mainly from inorganic expense growth from acquisitions).

Interest Expense, net ⇑ $52 million	Other non-operating income ⇓ $26 million

Increase in expense is primarily due to:	Decrease in income is primarily due to:
— a $40 million benefit in the prior year related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions; and
— FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia (refer to the section above entitled "Russia/Ukraine Conflict" for further information); and

— higher interest on borrowings resulting from the issuance of new long-term debt in 2022 (refer to the "Material Cash Requirements" section of this MD&A for further information on the Company's indebtedness)
— higher gains of $23 million in the prior year on certain of the Company's investments in equity securities; partially offset by:
— an $11 million benefit relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture; and
— a $7 million loss on the settlement of pension obligations in 2021 resulting from lump sum distributions from the Company's defined benefit pension plans.

ETR ⇑ 260 BPS
The drivers for the increase in the ETR include:
–approximately $40 million in higher tax benefits from the resolution of uncertain tax positions in the first half of 2021 compared to the first half of 2022; and
–the non-deductible nature of the aforementioned FX translation losses resulting from the Company no longer conducting commercial operations in Russia.

Diluted EPS ⇓ $2.53	Adjusted Diluted EPS ⇓ $2.17
Diluted EPS and Adjusted Diluted EPS declined mainly due to lower operating income and Adjusted Operating Income, respectively. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Corporate finance (CFG)	$739	$1,155	(36%)
Structured finance (SFG)	$267	$256	4%
Financial institutions (FIG)	259	312	(17%)
Public, project and infrastructure finance (PPIF)	245	273	(10%)
Total ratings revenue	1,510	1,996	(24%)
MIS Other	23	20	15%
Total external revenue	1,533	2,016	(24%)
Intersegment royalty	86	82	5%
Total	1,619	2,098	(23%)
Expenses:
Operating and SG&A (external)	691	688	—%
Operating and SG&A (intersegment)	3	4	25%
Total operating and SG&A expense	694	692	—%
Adjusted Operating Income	$925	$1,406	(34%)
Adjusted Operating Margin	57.1%	67.0%

Depreciation and amortization	39	36	(8%)
Restructuring	15	—	NM

The following chart presents changes in rated issuance volumes compared to the first half of 2021. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $483 million	U.S. Revenue ⇓ $290 million	Non-U.S. Revenue ⇓ $193 million
–The decrease in global MIS revenue primarily resulted from a 27% decrease in rated issuance volumes, which resulted in transaction revenue declining $492 million compared to the same period in the prior year. The decline in rated issuance volumes compared to the first half of 2021 resulted from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict.
–Foreign currency translation unfavorably impacted MIS revenue by two percentage points.

CFG REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $416 million	U.S. Revenue ⇓ $274 million	Non-U.S. Revenue ⇓ $142 million

Global CFG revenue for the six months ended June 30, 2022 and 2021 was comprised as follows:

(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 36% reflected declines both in the U.S. and internationally of 36% each, which resulted in a $422 million decrease in transaction revenue.
The most notable drivers of the decrease compared to the first half of 2021 reflected declines in leveraged finance and investment-grade issuance activity compared to a strong prior year period resulting from market volatility relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine conflict.

SFG REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $11 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇓ $13 million
Global SFG revenue for the six months ended June 30, 2022 and 2021 was comprised as follows:
The increase in SFG revenue of 4% reflected growth in the U.S. (15%) partially offset by declines internationally (13%). Transaction revenue increased $8 million compared to the first half of 2021.
The most notable drivers of the increase in SFG revenue were:
–strong growth in U.S. CMBS securitization activity before a widening of credit spreads late in the first quarter of 2022; and
–growth in U.S. ABS issuance activity which reflected larger-sized deals in the first quarter of 2022;
partially offset by:
–a decrease in CLO refinancing activity in EMEA resulting from the widening of credit spreads for this asset class; and
–unfavorable changes in foreign currency translation rates which unfavorably impacted SFG revenue by three percentage points.

FIG REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $53 million	U.S. Revenue ⇓ $37 million	Non-U.S. Revenue ⇓ $16 million
Global FIG revenue for the six months ended June 30, 2022 and 2021 was comprised as follows:
The decrease in FIG revenue of 17% reflected declines in both the U.S. (24%) and internationally (10%) which resulted in a $51 million decrease in transaction revenue compared to the same period in the prior year.
The most notable drivers of the decline reflected lower revenue from banking, insurance and asset management issuers, mainly due to:
–an unfavorable product mix;
–a decline in opportunistic issuance, as banks, insurers and asset management issuers were well capitalized following financing activity in the prior year period ahead of anticipated interest rate increases; and
–changes in foreign currency translation rates which unfavorably impacted FIG revenue by two percentage points.

PPIF REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $28 million	U.S. Revenue ⇓ $4 million	Non-U.S. Revenue ⇓ $24 million
Global PPIF revenue for the six months ended June 30, 2022 and 2021 was comprised as follows:
Transaction revenue decreased $27 million compared to the same period in the prior year.
The 10% decrease in PPIF revenue reflected declines in both the U.S. (3%) and internationally (21%). The decrease in revenue was mainly due to:
–declines in sovereign, project finance and infrastructure finance rated issuance volumes in EMEA resulting from market volatility and rising funding costs;
–declines in U.S. public finance revenue resulting from market volatility, which increased funding costs, coupled with issuers in these sectors being currently well capitalized; and
–changes in foreign currency translation rates which unfavorably impacted PPIF revenue by two percentage points.

MIS: YTD Operating and SG&A Expense ⇑ $3 million

The modest increase in operating and SG&A expense reflects a $42 million increase in non-compensation expenses partially offset by a $39 million decrease in compensation costs. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
The decrease is primarily due to:	The increase is primarily due to:
— lower incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance.	— higher estimates for bad debt reserves for the Company's Russian-domiciled customers resulting from the impact of the Russia/Ukraine conflict, which represented approximately 35% of the increase;
— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency, which represented approximately 15% of the increase; and
— higher travel costs resulting from minimal travel in the prior year in light of COVID-19, which represented approximately 10% of the increase.

Other Expenses
The restructuring charge in the first half of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

Adjusted Operating Margin of 57.1% ⇓ 990 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 24% decrease in revenue.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Decision Solutions (DS)	$646	$447	45%
Research and Insights (R&I)	368	346	6%
Data and Information (D&I)	356	344	3%
Total external revenue	1,370	1,137	20%
Intersegment revenue	3	4	(25%)
Total MA Revenue	1,373	1,141	20%
Expenses:
Operating and SG&A (external)	858	690	(24%)
Operating and SG&A (intersegment)	86	82	(5%)
Total operating and SG&A expense	944	772	(22%)
Adjusted Operating Income	$429	$369	16%
Adjusted Operating Margin	31.2%	32.3%

Depreciation and amortization	120	83	(45%)
Restructuring	16	2	NM
MOODY'S ANALYTICS REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $233 million	U.S. Revenue ⇑ $120 million	Non-U.S. Revenue ⇑ $113 million
The 20% increase in global MA revenue reflects growth both in the U.S. and internationally in all LOBs and includes revenue from the acquisitions of Cortera, RMS, RealXData, PassFort and kompany. Foreign currency translation unfavorably impacted MA revenue by four percentage points.
–Organic constant currency revenue(1) growth was 10%.
–ARR(2) grew 25% mainly due to acquisitions completed in the previous twelve months. Organic ARR(2) grew 9% reflecting increased demand for KYC and banking products within the Decision Solutions LOB coupled with growth for company data and ratings feeds products in the Data & Information LOB.

DECISION SOLUTIONS REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $199 million	U.S. Revenue ⇑ $95 million	Non-U.S. Revenue ⇑ $104 million
Global DS revenue grew 45% compared to the first half of 2021 with the most notable drivers of the increase reflecting:
–inorganic revenue growth from the acquisitions of RMS, PassFort, RealXData and kompany;
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
–growth in recurring revenue for banking solutions reflecting strong renewals of multi-year commitments; and
–growth in subscription-based revenue for pension and actuarial modeling tools in support of certain international accounting standards relating to insurance contracts;
partially offset by:
–unfavorable changes in foreign currency translation rates which unfavorably impacted DS revenue by three percentage points.
Organic constant currency revenue(1) growth for DS was 12%.

______________________________________
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
(2) Refer to the section entitled "Key Performance Metrics" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

RESEARCH AND INSIGHTS REVENUE

Six months ended June 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $22 million	U.S. Revenue ⇑ $15 million	Non-U.S. Revenue ⇑ $7 million
Global R&I revenue increased 6% compared to the first half of 2021 mainly driven by:
–growth in recurring revenue of 7%, primarily due to continued strong retention and demand for credit research, analytics and models.
partially offset by:
–unfavorable changes in foreign currency translation rates which unfavorably impacted R&I revenue by two percentage points.
Constant currency revenue(1) growth for R&I was 8%.

DATA AND INFORMATION REVENUE

Six months ended June 30,

2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

______________________________________
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

D&I: Global revenue ⇑ $12 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $2 million
Global D&I revenue increased 3% compared to the first half of 2021 and includes inorganic revenue growth from the acquisition of Cortera. The main drivers of the increase were:
–continued strong retention and new sales for ratings feeds coupled with pricing increases; and
–increased demand for company data;
partially offset by:
–unfavorable changes in foreign currency translation, which unfavorably impacted D&I revenue by six percentage points.
Organic constant currency revenue(1) growth for D&I was 8%.

(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

MA: YTD Operating and SG&A Expense ⇑ $168 million
The increase in operating and SG&A expenses compared to the first six months of 2021 is primarily due to growth in both compensation and non-compensation costs of $114 million and $54 million, respectively, reflecting:

Compensation costs	Non-compensation costs
— inorganic expense growth from acquisitions, which represented approximately 90% of the growth	— operating and integration-related costs associated with recent acquisitions, which contributed approximately 85% of the growth.

Other Expenses
The restructuring charge in the first half of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

MA: Adjusted Operating Margin 31.2% ⇓ 110BPS
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
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2022	2021
Net cash provided by operating activities	$761	$1,270	$(509)
Net cash used in investing activities	$(172)	$(251)	$79
Net cash used in financing activities	$(712)	$(792)	$80
Free Cash Flow (1)	$628	$1,226	$(598)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the six months ended June 30, 2022 decreased $509 million compared to the same period in 2021 primarily reflecting a decrease in net income (see section entitled “Results of Operations” of this MD&A for further discussion).
Net cash used in investing activities
The $79 million decrease in cash used in investing activities in the six months ended June 30, 2022 compared to the same period in 2021 primarily reflects:
–higher cash paid of $46 million in the prior year for acquisitions; and
–higher net cash receipts of $181 million in the current period relating to the settlement of net investment hedges;
partially offset by:
–an increase in cash paid for capital additions of $89 million reflecting product development and investments relating to strategic initiatives to support business growth and to enhance technology infrastructure to enable automation, innovation and efficiency; and
–$59 million in higher net purchases of investments in 2022 compared to the same period in the prior year (refer to Note 7 and Note 13 to the condensed consolidated financial statements for further information on the Company's investments).
Net cash used in financing activities
The $80 million decrease in cash used in financing activities in the six months ended June 30, 2022 compared to the same period in the prior year was primarily attributed to:
–the issuance of $500 million in long-term debt in 2022;
partially offset by:
–higher cash paid for treasury share repurchases in 2022 of $368 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.7 billion at June 30, 2022 included approximately $1.5 billion located outside of the U.S. Approximately 24% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At June 30, 2022, Moody’s had $7.7 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at June 30, 2022 is as follows:
For additional information on the Company's outstanding debt, refer to Note 15 to the condensed consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.0 billion, of which approximately $239 million is expected to be paid over the next twelve months.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of June 30, 2022, these purchase obligations totaled $232 million, of which $157 million is expected to be paid in the next twelve months.
Leases
The Company has operating lease obligations of $526 million at June 30, 2022, primarily related to real estate leases, of which $105 million in payments are expected over the next twelve months. For more information on the Company's operating leases, refer to Note 16 to the condensed consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at June 30, 2022, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On July 25, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share for Moody’s common stock, payable September 9, 2022 to shareholders of record at the close of business on August 19, 2022. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 9, 2021, the Board approved $1 billion in share repurchase authority, and on February 7, 2022, the Board approved an additional $750 million of share repurchase authority. At June 30, 2022, the Company had approximately $960 million of remaining authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 11 to the condensed consolidated financial statements, on June 30, 2022, the Company approved the 2022 - 2023 Geolocation Restructuring Program. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations. Cash outlays associated with this program are expected to be $30 million to $40 million, which are expected to be paid through 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income	$508	$801	$1,164	$1,654
Adjustments:
Depreciation and amortization	81	60	159	119
Restructuring	31	—	31	2
Adjusted Operating Income	$620	$861	$1,354	$1,775
Operating margin	36.8%	51.6%	40.1%	52.5%
Adjusted Operating Margin	44.9%	55.4%	46.6%	56.3%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody’s operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges; and iii) FX translation losses reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges and FX translation losses resulting from the Company no longer conducting commercial operations in Russia are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2022		2021		2022		2021
Net income attributable to Moody's common shareholders		$327		$577		$825		$1,313
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$51		$36		$102		$71
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(8)		(24)		(16)
Net Acquisition-Related Intangible Amortization Expenses		39		28		78		55
Pre-Tax Restructuring	$31		$—		$31		$2
Tax on Restructuring	(7)		—		(7)		—
Net Restructuring		24		—		24		2
FX losses resulting from the Company no longer conducting commercial operations in Russia		20		—		20		—
Adjusted Net Income		$410		$605		$947		$1,370

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Diluted earnings per share attributable to Moody's common shareholders		$1.77		$3.07		$4.45		$6.98
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.28		$0.19		$0.55		$0.38
Tax on Acquisition-Related Intangible Amortization Expenses	(0.07)		(0.04)		(0.13)		(0.09)
Net Acquisition-Related Intangible Amortization Expenses		0.21		0.15		0.42		0.29
Pre-Tax Restructuring	$0.17		$—		$0.17		$0.01
Tax on Restructuring	(0.04)		—		(0.04)		—
Net Restructuring		0.13		—		0.13		0.01
FX losses resulting from the Company no longer conducting commercial operations in Russia		0.11		—		0.11		—
Adjusted Diluted EPS		$2.22		$3.22		$5.11		$7.28
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

	Six Months Ended June 30,
	2022	2021
Net cash flows provided by operating activities	$761	$1,270
Capital additions	(133)	(44)
Free Cash Flow	$628	$1,226
Net cash flows used in investing activities	$(172)	$(251)
Net cash flows used in financing activities	$(712)	$(792)

Organic Constant Currency Revenue Growth (Decline)/Constant Currency Revenue Growth (Decline):
Beginning in the second quarter of 2022, the Company began presenting organic constant currency revenue growth (decline) and constant currency revenue growth (decline) as its non-GAAP measure of revenue growth (decline). Previously, the Company presented organic revenue growth (decline), which excluded only the impact of certain acquisition activity. Management deems this revised measure to be useful in providing additional perspective in assessing the Company's revenue growth (decline) excluding both the inorganic revenue impacts from certain acquisition activity and the impacts of changes in foreign exchange rates. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using prior comparative period weighted average foreign exchange translation rates and current year as reported results.
Below is a reconciliation of the Company's reported revenue and growth rates to its organic constant currency revenue growth (decline) and constant currency revenue growth (decline) measures:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2022	2021	Change	Growth	2022	2021	Change	Growth
MA revenue	$675	$573	$102	18%	$1,370	$1,137	$233	20%
FX impact	27	—	27		40	—	40
Inorganic revenue from acquisitions	(83)	—	(83)		(162)	—	(162)
Organic constant currency MA revenue	$619	$573	$46	8%	$1,248	$1,137	$111	10%

Decision Solutions revenue	$312	$222	$90	41%	$646	$447	$199	45%
FX impact	11	—	11		16	—	16
Inorganic revenue from acquisitions	(83)	—	(83)		(160)	—	(160)
Organic constant currency Decision Solutions revenue	$240	$222	$18	8%	$502	$447	$55	12%

Research and Insights revenue	$185	$175	$10	6%	$368	$346	$22	6%
FX impact	4	—	4		5	—	5
Constant currency Research and Insights revenue	$189	$175	$14	8%	$373	$346	$27	8%

Data and Information revenue	$178	$176	$2	1%	$356	$344	$12	3%
FX impact	12	—	12		19	—	19
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Organic constant currency Data and Information revenue	$190	$176	$14	8%	$373	$344	$29	8%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2022	2021	Change	Growth	2022	2021	Change	Growth
MCO revenue	$1,381	$1,553	$(172)	(11)%	$2,903	$3,153	$(250)	(8)%
FX impact	47	—	47		75	—	75
Inorganic recurring revenue from acquisitions	(83)	—	(83)		(162)	—	(162)
Organic constant currency MCO revenue	$1,345	$1,553	$(208)	(13)%	$2,816	$3,153	$(337)	(11)%

Key Performance Metrics:
The Company presents Annualized Recurring Revenue (“ARR”) and Organic ARR on a constant currency basis for its MA business as supplemental performance metrics to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time. The Company uses these metrics to manage and monitor performance of its MA operating segment and believes that ARR is a key indicator of the trajectory of MA's recurring revenue base.
The Company calculates ARR and Organic ARR by taking the total recurring contract value for each active renewable contract as of the reporting date, divided by the number of days in the contract and multiplied by 365 days to create an annualized value. The Company defines renewable contracts as subscriptions, term licenses, maintenance and renewable services. ARR excludes transaction sales including training, one-time services and perpetual licenses. In order to compare period-over-period ARR and Organic ARR excluding the effects of foreign currency translation, the Company bases the calculation on currency rates utilized in its current year operating budget and holds these FX rates constant for the duration of all current and prior periods being reported. Additionally, Organic ARR excludes contracts related to acquisitions to provide additional perspective in assessing ARR growth excluding the impacts from certain acquisition activity.
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with U.S. GAAP.

Amounts in millions	June 30, 2022	June 30, 2021	Change	Growth
MA ARR	$2,608	$2,084	$524	25%
Organic MA ARR	$2,276	$2,084	$192	9%

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
The regulatory landscape continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for CRAs registered as NRSROs. The Dodd-Frank Act added additional provisions to Section 15E. Government transition, can bring potential changes in the laws affecting CRAs and/or the enforcement of any new or existing legislation, regulation or directives by government authorities.
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
On December 31, 2020, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority (FCA). Regulatory arrangements also came into effect in both the U.K. and the EU to allow credit ratings to be available for regulatory use in both the EU and the U.K. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. The U.K. Government is considering bringing ESG data and ratings firms within the scope of FCA authorization and regulation. The FCA has said that it sees a clear rationale for regulating them.
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

Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 45 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “will”, “predict”, “potential”, “continue”, “strategy”, “aspire”, “target”, “forecast”, “project”, “estimate”, “should”, “could”, “may” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
•the impact of general economic conditions, including inflation, on worldwide credit markets and economic activity and its effect on the volume of debt and other securities issued in domestic and/or global capital markets;
•the global impacts of each of the crisis in Ukraine and COVID-19 on volatility in the U.S. and world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
•other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates, inflation and other volatility in the financial markets;
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
•the possible loss of key employees;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the first half of 2022, the Company entered into new hedging transactions, which are disclosed in Note 9 to the condensed consolidated financial statements. The sensitivity analyses disclosed in our Form 10-K for the year ended December 31, 2021 have been updated below to reflect the Company's derivative instrument portfolio as of June 30, 2022.
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

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$13 million unfavorable impact
U.S. dollar	Canadian dollar	$12 million unfavorable impact
U.S. dollar	euro	$35 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact
U.S. dollar	Singapore dollar	$6 million unfavorable impact
U.S. dollar	Indian rupee	$2 million unfavorable impact
$70 million unfavorable impact
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
Cross-currency swaps
The Company has cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries. Refer to Note 9 of this Form 10-Q for further details regarding these derivative instruments as of June 30, 2022.
If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $269 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR as well as SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR/SOFR-based swap rate would result in an approximate $115 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2022.
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
For the three months ended June 30, 2022

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(3)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)(3)
April 1- 30	1,650	$—	—	$1,173	million
May 1- 31	325,527	$291.35	321,800	$1,079	million
June 1- 30	433,600	$274.75	433,600	$960	million
Total	760,777	$281.82	755,400
(1)Includes surrender to the Company of 1,650 and 3,727 shares of common stock in April and May, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. No shares of common stock were surrendered to satisfy tax withholding obligations in June.
(2)As of the last day of each of the months. On February 9, 2021, the Board authorized $1 billion in share repurchase authority and on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. At June 30, 2022 there was approximately $960 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
(3) Pursuant to an ASR executed in March 2022, the Company paid $500 million to a counterparty and received an initial delivery of 1.2 million shares of its common stock. In April 2022, the ASR agreement was completed and the Company received delivery of an additional 0.3 million shares of the Company’s common stock, which is excluded from the table above. For the final details of the settlement, refer to Note 6 to the condensed consolidated financial statements.
During the second quarter of 2022, Moody’s issued a net 40 thousand shares under employee stock-based compensation plans.
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

Date: July 27, 2022