Form 10-Q
period 2022-09-30
MOODYS CORP /DE/
filed 2022-10-26
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Shares Outstanding at September 30, 2022
183.2 million

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
Annualized Recurring Revenue (ARR)
A supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time, excluding the impact of FX and contracts related to acquisitions

ASC
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

BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools
Board	The board of directors of the Company
BPS	Basis points
CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI
CDP	An international nonprofit organization that helps companies, cities, states and regions manage their environmental impact through a global disclosure system
CFG	Corporate finance group; an LOB of MIS
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Commission	European Commission
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
Cortera	A provider of North American credit data and workflow solutions; the Company acquired Cortera in March 2021
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2021 Facility

CRAs	Credit rating agencies
Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products

TERM	DEFINITION
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

TERM	DEFINITION
Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MIS and MA
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
NM	Percentage change is not meaningful
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

PassFort	A U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis; acquired by the Company in November 2021
PPIF	Public, project and infrastructure finance; an LOB of MIS
Q3	Third Quarter
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

TERM	DEFINITION
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
TCFD	Task Force on Climate-Related Financial Disclosures
Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
WEF	World Economic Forum
YTD	Year-to-date
2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment
2022 - 2023 Geolocation Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 and expanded on October 24, 2022, relating to the Company's post-COVID-19 geolocation strategy
2013 Senior Notes due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060
2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041
2021 Senior Notes due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061
2022 Senior Notes due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052
2022 Senior Notes due 2032	Principal amount of $500 million, 4.25% senior unsecured notes due January 15, 2032

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,275	$1,526	$4,178	$4,679
Expenses
Operating	393	394	1,203	1,152
Selling, general and administrative	385	395	1,124	1,015
Depreciation and amortization	83	61	242	180
Restructuring	1	—	32	2
Total expenses	862	850	2,601	2,349
Operating income	413	676	1,577	2,330
Non-operating (expense) income, net
Interest expense, net	(58)	(53)	(166)	(109)
Other non-operating income (expense), net	26	(4)	22	18
Total non-operating (expense) income, net	(32)	(57)	(144)	(91)
Income before provision for income taxes	381	619	1,433	2,239
Provision for income taxes	78	145	305	452
Net income attributable to Moody's	$303	$474	$1,128	$1,787
Earnings per share attributable to Moody's common shareholders
Basic	$1.65	$2.55	$6.13	$9.58
Diluted	$1.65	$2.53	$6.10	$9.51
Weighted average number of shares outstanding
Basic	183.2	186.0	184.1	186.6
Diluted	183.9	187.3	184.9	188.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$303			$474
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(358)	$6	(352)	$(124)	$5	(119)
Net gains on net investment hedges	256	(63)	193	99	(26)	73
Cash Flow Hedges:
Reclassification of losses included in net income	1	(1)	—	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	1	—	1	3	(1)	2
Net actuarial gains and prior service costs	—	—	—	4	(1)	3
Total other comprehensive (loss) income	$(100)	$(58)	$(158)	$(17)	$(23)	$(40)
Comprehensive income			145			434
Less: comprehensive (loss) income attributable to noncontrolling interests			(9)			(3)
Comprehensive Income Attributable to Moody's			$154			$437

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,128			$1,787
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(806)	$10	(796)	$(234)	$9	(225)
Foreign currency translation adjustments - reclassification of losses included in net income	20	—	20	—	—	—
Net gains on net investment hedges	561	(140)	421	233	(56)	177
Net investment hedges - reclassification of gains included in net income	—	—	—	(2)	1	(1)
Cash Flow Hedges:
Reclassification of losses included in net income	2	(1)	1	2	—	2
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	2	—	2	16	(4)	12
Net actuarial gains and prior service costs	3	(1)	2	4	(1)	3
Total other comprehensive (loss) income	$(218)	$(132)	$(350)	$19	$(51)	$(32)
Comprehensive income			778			1,755
Less: comprehensive (loss) income attributable to noncontrolling interests			(12)			(2)
Comprehensive Income Attributable to Moody's			$790			$1,757
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,656	$1,811
Short-term investments	89	91
Accounts receivable, net of allowance for credit losses of $42 in 2022 and $32 in 2021	1,518	1,720
Other current assets	463	389
Total current assets	3,726	4,011
Property and equipment, net of accumulated depreciation of $1,078 in 2022 and $1,010 in 2021	472	347
Operating lease right-of-use assets	387	438
Goodwill	5,617	5,999
Intangible assets, net	2,182	2,467
Deferred tax assets, net	336	384
Other assets	1,219	1,034
Total assets	$13,939	$14,680
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$807	$1,142
Current portion of operating lease liabilities	104	105
Deferred revenue	1,155	1,249
Total current liabilities	2,066	2,496
Non-current portion of deferred revenue	78	86
Long-term debt	7,476	7,413
Deferred tax liabilities, net	604	488
Uncertain tax positions	308	388
Operating lease liabilities	389	455
Other liabilities	588	438
Total liabilities	11,509	11,764
Contingencies (Note 17)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2022 and December 31, 2021, respectively.	3	3
Capital surplus	1,013	885
Retained earnings	13,501	12,762
Treasury stock, at cost; 159,739,888 and 157,262,484 shares of common stock at September 30, 2022 and December 31, 2021	(11,514)	(10,513)
Accumulated other comprehensive loss	(748)	(410)
Total Moody's shareholders' equity	2,255	2,727
Noncontrolling interests	175	189
Total shareholders' equity	2,430	2,916
Total liabilities, noncontrolling interests and shareholders' equity	$13,939	$14,680
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,128	$1,787
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	242	180
Stock-based compensation	130	127
Deferred income taxes	58	(79)
FX translation losses reclassified to net income	20	—
Changes in assets and liabilities:
Accounts receivable	123	(137)
Other current assets	(140)	64
Other assets	10	(7)
Lease obligations	(14)	(10)
Accounts payable and accrued liabilities	(358)	(10)
Deferred revenue	(20)	(75)
Uncertain tax positions	(41)	(79)
Other liabilities	(41)	(55)
Net cash provided by operating activities	1,097	1,706
Cash flows from investing activities
Capital additions	(204)	(77)
Purchases of investments	(244)	(137)
Sales and maturities of investments	153	102
Cash paid for acquisitions, net of cash acquired	(97)	(2,026)
Receipts from settlements of net investment hedges	220	26
Payments for settlements of net investment hedges	—	(49)
Net cash used in investing activities	(172)	(2,161)
Cash flows from financing activities
Issuance of notes	988	1,178
Repayment of notes	(500)	—
Proceeds from stock-based compensation plans	21	30
Repurchase of shares related to stock-based compensation	(85)	(82)
Treasury shares	(983)	(628)
Dividends	(387)	(347)
Debt issuance costs and related fees	(10)	(13)
Dividends to noncontrolling interest	(1)	(3)
Net cash (used in) provided by financing activities	(957)	135
Effect of exchange rate changes on cash and cash equivalents	(123)	(38)
Decrease in cash and cash equivalents	(155)	(358)
Cash and cash equivalents, beginning of period	1,811	2,597
Cash and cash equivalents, end of period	$1,656	$2,239
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				1,787				1,787	—	1,787
Dividends ($1.86 per share)				(347)				(347)	(3)	(350)
Stock-based compensation			127					127		127
Shares issued for stock-based compensation plans at average cost, net			(30)		0.7	(18)		(48)		(48)
Treasury shares repurchased					(1.9)	(628)		(628)		(628)
Currency translation adjustment, net of net investment hedge activity (net of tax of $46 million)							(47)	(47)	(2)	(49)
Net actuarial losses and prior service costs (net of tax of $1 million)							3	3		3
Amortization of prior service costs/actuarial losses and settlement charge (net of tax of $4 million)							12	12		12
Net realized and unrealized gain on cash flow hedges							2	2		2
Balance at September 30, 2021	342.9	$3	$832	$12,451	(157.0)	$(10,394)	$(462)	$2,430	$189	$2,619
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2022	342.9	$3	$965	$13,328	(159.4)	$(11,403)	$(599)	$2,294	$185	$2,479
Net income				303				303	—	303
Dividends ($0.70 per share)				(130)				(130)	(1)	(131)
Stock-based compensation			46					46		46
Shares issued for stock-based compensation plans at average cost, net			2		0.1	1		3		3
Treasury shares repurchased					(0.4)	(112)		(112)		(112)
Currency translation adjustment, net of net investment hedge activity (net of tax of $57 million)							(150)	(150)	(9)	(159)
Amortization of prior service costs and actuarial losses							1	1		1
Balance at September 30, 2022	342.9	$3	$1,013	$13,501	(159.7)	$(11,514)	$(748)	$2,255	$175	$2,430

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
Net income				1,128				1,128	—	1,128
Dividends ($2.10 per share)				(389)				(389)	(2)	(391)
Stock-based compensation			130					130		130
Shares issued for stock-based compensation plans at average cost, net			(34)		0.6	(30)		(64)		(64)
Shares issued as consideration to acquire kompany(1)			35		0.1	9		44		44
Treasury shares repurchased			(3)		(3.1)	(980)		(983)		(983)
Currency translation adjustment, net of net investment hedge activity (net of tax of $130 million)							(343)	(343)	(12)	(355)
Net actuarial gains and prior service costs (net of tax of $1 million)							2	2		2
Amortization of prior service costs and actuarial losses							2	2		2
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at September 30, 2022	342.9	$3	$1,013	$13,501	(159.7)	$(11,514)	$(748)	$2,255	$175	$2,430
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
Adoption of New Accounting Standards
On January 1, 2022, the Company adopted ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU No. 2021-08"). This ASU requires companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. The adoption of this ASU will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. Accordingly, upon adoption, the Company will no longer be required to adjust acquired deferred revenue to fair value in business combination transactions. The amendments in ASU No. 2021-08 are applied prospectively and have been applied to business combination transactions completed subsequent to January 1, 2022.
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
While Moody's Russian operations and net assets are not material, broader global market volatility, which partially relates to uncertainties surrounding the conflict, has contributed to an adverse impact on rated issuance volumes in 2022. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.
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

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MIS:
Corporate Finance (CFG)
Investment-grade	$67	$105	$249	$341
High-yield	21	82	91	347
Bank loans	47	145	232	482
Other accounts (1)	142	156	444	473
Total CFG	277	488	1,016	1,643
Structured Finance (SFG)
Asset-backed securities	26	29	89	88
RMBS	22	31	85	89
CMBS	19	26	84	73
Structured credit	34	57	109	148
Other accounts	—	—	1	1
Total SFG	101	143	368	399
Financial Institutions (FIG)
Banking	76	105	258	315
Insurance	24	38	82	114
Managed investments	6	8	19	29
Other accounts	3	2	9	7
Total FIG	109	153	368	465
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	44	61	157	191
Project and infrastructure	48	69	180	212
Total PPIF	92	130	337	403
Total ratings revenue	579	914	2,089	2,910
MIS Other	11	11	34	31
Total external revenue	590	925	2,123	2,941
Intersegment revenue	43	42	129	124
Total MIS	633	967	2,252	3,065
MA:
Decision Solutions	325	250	971	697
Research and Insights	184	177	552	523
Data and Information	176	174	532	518
Total external revenue	685	601	2,055	1,738
Intersegment revenue	2	2	5	6
Total MA	687	603	2,060	1,744
Eliminations	(45)	(44)	(134)	(130)
Total MCO	$1,275	$1,526	$4,178	$4,679
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate Finance	$188	$89	$277	$334	$154	$488
Structured Finance	69	32	101	98	45	143
Financial Institutions	47	62	109	71	82	153
Public, Project and Infrastructure Finance	57	35	92	76	54	130
Total ratings revenue	361	218	579	579	335	914
MIS Other	1	10	11	1	10	11
Total MIS	362	228	590	580	345	925
MA:
Decision Solutions	143	182	325	107	143	250
Research and Insights	100	84	184	96	81	177
Data and Information	63	113	176	58	116	174
Total MA	306	379	685	261	340	601
Total MCO	$668	$607	$1,275	$841	$685	$1,526

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MIS:
Corporate Finance	$673	$343	$1,016	$1,093	$550	$1,643
Structured Finance	249	119	368	254	145	399
Financial Institutions	165	203	368	226	239	465
Public, Project and Infrastructure Finance	210	127	337	233	170	403
Total ratings revenue	1,297	792	2,089	1,806	1,104	2,910
MIS Other	4	30	34	3	28	31
Total MIS	1,301	822	2,123	1,809	1,132	2,941
MA:
Decision Solutions	425	546	971	294	403	697
Research and Insights	303	249	552	284	239	523
Data and Information	185	347	532	170	348	518
Total MA	913	1,142	2,055	748	990	1,738
Total MCO	$2,214	$1,964	$4,178	$2,557	$2,122	$4,679

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MIS:
U.S.	$362	$580	$1,301	$1,809
Non-U.S.:
EMEA	139	211	497	707
Asia-Pacific	57	90	211	287
Americas	32	44	114	138
Total Non-U.S.	228	345	822	1,132
Total MIS	590	925	2,123	2,941
MA:
U.S.	306	261	913	748
Non-U.S.:
EMEA	254	232	774	695
Asia-Pacific	72	59	211	173
Americas	53	49	157	122
Total Non-U.S.	379	340	1,142	990
Total MA	685	601	2,055	1,738
Total MCO	$1,275	$1,526	$4,178	$4,679
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

	Three Months Ended September 30,
	2022				2021
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$153		$124	$277	$366	$122	$488
	55%		45%	100%	75%	25%	100%
Structured Finance	$51		$50	$101	$93	$50	$143
	50%		50%	100%	65%	35%	100%
Financial Institutions	$41		$68	$109	$83	$70	$153
	38%		62%	100%	54%	46%	100%
Public, Project and Infrastructure Finance	$50		$42	$92	$88	$42	$130
	54%		46%	100%	68%	32%	100%
MIS Other	$1		$10	$11	$1	$10	$11
	9%		91%	100%	9%	91%	100%
Total MIS	$296		$294	$590	$631	$294	$925
	50%		50%	100%	68%	32%	100%
Decision Solutions	$37		$288	$325	$34	$216	$250
	11%		89%	100%	14%	86%	100%
Research and Insights	$1		$183	$184	$2	$175	$177
	1%		99%	100%	1%	99%	100%
Data and Information	$—		$176	$176	$1	$173	$174
	—%		100%	100%	1%	99%	100%
Total MA	$38	(1)	$647	$685	$37	$564	$601
	6%		94%	100%	6%	94%	100%
Total Moody's Corporation	$334		$941	$1,275	$668	$858	$1,526
	26%		74%	100%	44%	56%	100%

	Nine Months Ended September 30,
	2022				2021
	Transaction		Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$645		$371	$1,016	$1,280	$363	$1,643
	63%		37%	100%	78%	22%	100%
Structured Finance	$217		$151	$368	$251	$148	$399
	59%		41%	100%	63%	37%	100%
Financial Institutions	$159		$209	$368	$252	$213	$465
	43%		57%	100%	54%	46%	100%
Public, Project and Infrastructure Finance	$211		$126	$337	$276	$127	$403
	63%		37%	100%	68%	32%	100%
MIS Other	$3		$31	$34	$3	$28	$31
	9%		91%	100%	10%	90%	100%
Total MIS	$1,235		$888	$2,123	$2,062	$879	$2,941
	58%		42%	100%	70%	30%	100%
Decision Solutions	$120		$851	$971	$111	$586	$697
	12%		88%	100%	16%	84%	100%
Research and Insights	$4		$548	$552	$6	$517	$523
	1%		99%	100%	1%	99%	100%
Data and Information	$—		$532	$532	$3	$515	$518
	—%		100%	100%	1%	99%	100%
Total MA	$124	(1)	$1,931	$2,055	$120	$1,618	$1,738
	6%		94%	100%	7%	93%	100%
Total Moody's Corporation	$1,359		$2,819	$4,178	$2,182	$2,497	$4,679
	33%		67%	100%	47%	53%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under the Revenue Accounting Standard (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$296	$20	$316	$1,235	$77	$1,312
Revenue recognized over time	294	665	959	888	1,978	2,866
Total	$590	$685	$1,275	$2,123	$2,055	$4,178

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$631	$29	$660	$2,062	$78	$2,140
Revenue recognized over time	294	572	866	879	1,660	2,539
Total	$925	$601	$1,526	$2,941	$1,738	$4,679
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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	MIS	MA	MIS	MA
Unbilled Receivables	$381	$147	$386	$152
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	MIS	MA	Total	MIS	MA	Total
Balance at June 30,	$347	$1,019	$1,366	$368	$867	$1,235
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(110)	(480)	(590)	(118)	(484)	(602)
Increases due to amounts billable excluding amounts recognized as revenue during the period	82	389	471	85	393	478
Increases due to acquisitions during the period	—	—	—	—	89	89
Effect of exchange rate changes	(5)	(9)	(14)	(2)	(12)	(14)
Total changes in deferred revenue	(33)	(100)	(133)	(35)	(14)	(49)
Balance at September 30,	$314	$919	$1,233	$333	$853	$1,186

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	MIS	MA	Total	MIS	MA	Total
Balance at December 31,	$296	$1,039	$1,335	$313	$874	$1,187
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(186)	(883)	(1,069)	(200)	(814)	(1,014)
Increases due to amounts billable excluding amounts recognized as revenue during the period	218	819	1,037	224	713	937
Increases due to acquisitions during the period	—	1	1	—	93	93
Effect of exchange rate changes	(14)	(57)	(71)	(4)	(13)	(17)
Total changes in deferred revenue	18	(120)	(102)	20	(21)	(1)
Balance at September 30,	$314	$919	$1,233	$333	$853	$1,186
Deferred revenue - current	$238	$917	$1,155	$247	$852	$1,099
Deferred revenue - non-current	$76	$2	$78	$86	$1	$87
For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2022 were primarily related to the significant portion of contract renewals that occurred during the first quarter of 2022 and are generally recognized over a one year period.
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2022 was primarily due to the recognition of annual subscription and maintenance billings from December 2021 and January 2022. For the nine months ended September 30, 2022, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December 2021 billings and unfavorable changes in FX translation rates being mostly offset by the impact of the high concentration of billings in the first quarter of 2022.
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $103 million. The Company expects to recognize into revenue approximately 20% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2022 as well as amounts not yet invoiced to customers as of September 30, 2022, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.1 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 30% of this balance between one to two years and the remaining amount thereafter.
NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation cost	$46	$41	$130	$127
Tax benefit	$10	$8	$30	$29
During the first nine months of 2022, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $84.00 per share. The Company also granted 0.6 million shares of restricted stock in the first nine months of 2022, which had a weighted average grant date fair value of $321.70 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $310.62 per share.

The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2022:

Expected dividend yield	0.86%
Expected stock volatility	27%
Risk-free interest rate	1.91%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at September 30, 2022 was $18 million and $260 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.1 years and 2.6 years, respectively. Additionally, there was $34 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2022	2021
Exercise of stock options:
Proceeds from stock option exercises	$6	$20
Aggregate intrinsic value	$7	$44
Tax benefit realized upon exercise	$2	$10
Number of shares exercised (1)	—	0.2
Vesting of restricted stock:
Fair value of shares vested	$174	$193
Tax benefit realized upon vesting	$41	$43
Number of shares vested	0.5	0.7
Vesting of performance-based restricted stock:
Fair value of shares vested	$50	$28
Tax benefit realized upon vesting	$7	$4
Number of shares vested	0.2	0.1
(1) The number of options exercised in 2022 was approximately 41 thousand.
NOTE 4. INCOME TAXES
Moody’s effective tax rate (ETR) was 20.5% and 23.4% for the three months ended September 30, 2022 and 2021, respectively, and 21.3% and 20.2% for the nine months ended September 30, 2022 and 2021, respectively. The 2.9% decrease in the ETR for the three months ended September 30, 2022 compared to the same period in the prior year was primarily due to lower pre-tax income, which increases the percentage impact of net beneficial discrete items, as well as a favorable mix of earnings in the jurisdictions in which Moody’s operates. The 1.1% increase in the ETR for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to tax benefits realized upon resolution of UTPs during 2021 that did not recur to the same extent in 2022 and a non-deductible loss associated with the Company no longer conducting commercial operations in Russia. The Company’s year-to-date 2022 income tax expense differs from the tax computed by applying its estimated annual effective tax rate to the pre-tax earnings primarily due to the following items recognized in 2022: i) Excess Tax Benefits from stock-based compensation of $19 million; and ii) net reductions in UTPs of $20 million related to the resolution of UTPs.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating (expense) income, net. The Company had a decrease in its UTPs of $28 million (net of federal tax) during the third quarter of 2022 and a decrease in its UTPs of $80 million ($75 million net of federal tax) during the nine months of 2022, which primarily related to the aforementioned resolution of UTPs.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 through 2020 are currently under examination and 2021 remains open to examination. The Company’s New York State tax returns for 2017 through 2018 and New York City tax returns for 2015 through 2018 are currently under examination. The Company’s U.K. tax returns for 2012 through 2020 remain open to examination.

For ongoing audits, it is possible the balance of UTPs could decrease in the next twelve months as a result of the settlement of such audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues will be raised by tax authorities which could necessitate increases to the balance of UTPs. As the Company is unable to predict the timing or outcome of these audits, it is unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with the applicable provisions of Topic 740 of the ASC regarding UTPs.
The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2022	2021
Income taxes paid	$394	$501
In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% is not expected to impact Moody’s ETR. The excise tax of 1% on corporate share buybacks will not have an impact on the Company’s ETR for the years 2022 or 2023.
NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Basic	183.2	186.0	184.1	186.6
Dilutive effect of shares issuable under stock-based compensation plans	0.7	1.3	0.8	1.4
Diluted	183.9	187.3	184.9	188.0
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.1	0.4	0.2
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2022 and 2021.
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

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2022
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$739	$—	$739	$640	$89	$10
Mutual funds	$72	$(2)	$70	$—	$—	$70

	As of December 31, 2021
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$691	$—	$691	$584	$91	$16
Mutual funds	$65	$8	$73	$—	$—	$73
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both September 30, 2022 and December 31, 2021. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 27 months at September 30, 2022 and 13 months to 29 months at December 31, 2021. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invests in Corporate-Owned Life Insurance (COLI). As of September 30, 2022 and December 31, 2021, the contract value of the COLI was $38 million and $37 million, respectively.
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
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$1,922
Replacement equity compensation awards	5
Total consideration	$1,927

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Cash (1)		$55
Accounts receivable		38
Other current assets (1)		12
Property and equipment, net		13
Operating lease right-of-use assets		64
Intangible assets:
Customer relationships (23 year useful life)	$518
Product technology (7 year useful life)	212
Trade name (9 year useful life)	49
Total intangible assets (18 year weighted average useful life)		779
Goodwill (1)		1,357
Deferred tax assets, net		50
Other assets		99
Liabilities:
Accounts payable and accrued liabilities (1)	$(96)
Deferred revenue	(89)
Operating lease liabilities	(68)
Deferred tax liabilities, net	(214)
Uncertain tax positions (1)	(71)
Other liabilities	(2)
Total liabilities		(540)
Net assets acquired		$1,927
(1) During the third quarter of 2022, the Company adjusted the purchase price allocation pursuant to the receipt of additional information from the sellers relating to RMS's pre-acquisition income taxes. These adjustments included a decrease to UTPs of $25 million along with other immaterial adjustments. These adjustments resulted in a corresponding decrease in goodwill of $19 million.
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
Goodwill, of which $1,267 million and $90 million has been assigned to the MA and MIS segments, respectively, is not deductible for tax purposes. The amount of goodwill allocated to the MIS segment relates to the integration of certain of RMS's models/processes into the Company's ESG solutions offerings.
Other assets in the table above includes an indemnification asset of $95 million related to UTPs assumed in the transaction, for which the Company expects to be indemnified by the sellers in the event of an unfavorable outcome.
Transaction costs
Transaction costs incurred in the year ended December 31, 2021 directly related to the RMS acquisition were $22 million and were recorded in SG&A expenses in the statement of operations.
Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the three and nine months ended September 30, 2021 as if the acquisition of RMS occurred on January 1, 2020. The pro forma financial information is presented for comparative purposes only and is based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2020. The unaudited pro forma information includes amortization of acquired intangible assets, based on the purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Pro forma Revenue	$1,597	$4,910
Pro forma Net Income attributable to Moody's	$506	$1,807
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2022	As of December 31, 2021	Floating Interest Rate
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$—	$250	3-month USD LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month USD LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month USD LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	3-month USD LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	$300	$300	3-month USD LIBOR
2018 Senior Notes due 2029 (1)	Pay Floating/Receive Fixed	$400	$—	SOFR
2022 Senior Notes due 2052 (2)	Pay Floating/Receive Fixed	$500	$—	SOFR
2022 Senior Notes due 2032 (3)	Pay Floating/Receive Fixed	$250	$—	SOFR
Total		$2,550	$1,650
(1) Executed in the first quarter of 2022.
(2) Executed in the second quarter of 2022.
(3) Executed in the third quarter of 2022.
Refer to Note 15 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Interest expense, net		$(58)	$(53)	$(166)	$(109)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(4)	$6	$5	$17
Fair value changes on interest rate swaps	Interest expense, net	$(95)	$(16)	$(227)	$(40)
Fair value changes on hedged debt	Interest expense, net	$95	$16	$227	$40
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

September 30, 2022
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€765	3.67%	$800	5.25%
Pay Floating/Receive Floating	450	Based on 3-month EURIBOR	500	Based on 3-month USD LIBOR
Pay Floating/Receive Floating	1,688	Based on ESTR	1,750	Based on SOFR
Total	€2,903		$3,050

December 31, 2021
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€909	2.16%	$1,050	4.45%
Pay Floating/Receive Floating	1,179	Based on 3-month EURIBOR	1,350	Based on 3-month USD LIBOR
Total	€2,088		$2,400

As of September 30, 2022 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2026	€450
2027	€531
2028	€588
2029	€373
2031	€481
2032	€480
Total	€2,903
The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
FX forward contracts	$—	$2	$—	$—	$—	$—
Cross currency swaps	131	44	—	—	17	8
Long-term debt	62	26	—	—	—	—
Total net investment hedges	$193	$72	$—	$—	$17	$8
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$1	$—	$(1)	$—	$—
Total cash flow hedges	$—	$1	$—	$(1)	$—	$—
Total	$193	$73	$—	$(1)	$17	$8

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Gain/(Loss) Reclassified from AOCL into Income, net of Tax		Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
FX forward contracts	$—	$18	$—	$1	$—	$—
Cross currency swaps	273	98	—	—	38	27
Long-term debt	148	61	—	—	—	—
Total net investment hedges	$421	$177	$—	$1	$38	$27
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$(2)	$—	$—
Total cash flow hedges	$—	$—	$(1)	$(2)	$—	$—
Total	$421	$177	$(1)	$(1)	$38	$27

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2022	December 31, 2021
Net investment hedges
Cross currency swaps	$292	$19
FX forwards	29	29
Long-term debt	121	(27)
Total net investment hedges	$442	$21
Cash flow hedges
Interest rate contracts	$(48)	$(49)
Cross currency swaps	2	2
Total cash flow hedges	(46)	(47)
Total net gain (loss) in AOCL	$396	$(26)
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through January 2023.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2022			December 31, 2021
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$138		£115	$126		£92
Contracts to sell USD for Japanese yen	$18		¥2,500	$22		¥2,500
Contracts to sell USD for Canadian dollars	$141	C$	183	$120	C$	150
Contracts to sell USD for Singapore dollars	$58	S$	80	$67	S$	90
Contracts to sell USD for euros	$332		€325	$364		€315
Contracts to sell USD for Russian ruble	$—	₽	—	$16	₽	1,200
Contracts to sell USD for Indian rupee	$20	₹	1,600	$7	₹	500
Contracts to sell GBP for USD	£—		$—	£172		$231
Contracts to sell euros for USD	€135		$134	€—		$—
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₽= Russian ruble, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
FX forwards	Other non-operating income, net	$(46)	$(18)	$(103)	$(25)
Foreign exchange forwards relating to RMS acquisition(1)	Other non-operating (expense) income, net	$—	$(13)	$—	$(13)
(1) The Company entered into forward contracts to sell $1,675 million for £1,200 to hedge a portion of the GBP denominated RMS purchase price. The contract was terminated on September 14, 2021 and resulted in a $13 million loss.

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$181	$53
Interest rate swaps designated as fair value hedges	Other assets	—	13
Total derivatives designated as accounting hedges		181	66
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	1
Total assets		$181	$67
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$—	$17
Interest rate swaps designated as fair value hedges	Other liabilities	237	23
Total derivatives designated as accounting hedges		237	40
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,225	1,421
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	28	12
Total liabilities		$1,490	$1,473
NOTE 10. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2022
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
Additions/ adjustments (1)	3	—	3	87	—	87	90	—	90
Foreign currency translation adjustments	(21)	—	(21)	(451)	—	(451)	(472)	—	(472)
Ending balance	$378	$—	$378	$5,251	$(12)	$5,239	$5,629	$(12)	$5,617

	Year Ended December 31, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (2)	90	—	90	1,525	—	1,525	1,615	—	1,615
Foreign currency translation adjustments	(5)	—	(5)	(167)	—	(167)	(172)	—	(172)
Ending balance	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
(1) The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022, partially offset by RMS measurement period adjustments in the third quarter of 2022, which are more fully discussed in Note 8.
(2) The 2021 additions/adjustments for the MA segment in the table above relate to the acquisitions of Cortera, RMS, RealXData, Bogard, and PassFort. The 2021 additions/adjustments for the MIS segment relate to certain revenue synergies from the RMS acquisition that are expected to benefit the ESG solutions group within the MIS Other LOB.
Acquired intangible assets and related amortization consisted of:

	September 30, 2022	December 31, 2021
Customer relationships	$1,947	$2,101
Accumulated amortization	(412)	(381)
Net customer relationships	1,535	1,720
Software/product technology	633	663
Accumulated amortization	(251)	(219)
Net software/product technology	382	444
Database	176	179
Accumulated amortization	(58)	(46)
Net database	118	133
Trade names	192	207
Accumulated amortization	(53)	(47)
Net trade names	139	160
Other (1)	52	54
Accumulated amortization	(44)	(44)
Net other	8	10
Total acquired intangible assets, net	$2,182	$2,467
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization expense	$48	$37	$150	$108

NOTE 11. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved a restructuring program (the “2022 - 2023 Geolocation Restructuring Program”) for which the scope was expanded in October 2022, prior to the filing of this quarterly report on Form 10-Q. The Company estimates that the program will result in annualized savings of $100 million to $135 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations. The exit from certain leased office spaces is expected to begin late in 2022 or early 2023 and is expected to result in $50 million to $70 million of pre-tax charges to either terminate or sublease the affected real estate leases. The program also includes $75 million to $100 million of pre-tax personnel-related restructuring charges, an amount that includes severance and related costs primarily determined under the Company’s existing severance plans. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's Workplace of the Future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is expected to be substantially complete by the end of 2023. Cash outlays associated with this program are expected to be $75 million to $100 million, which are expected to be paid through 2024.
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
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2020 MA Strategic Reorganization Restructuring Program	$—	$—	$(1)	$2
2022 - 2023 Geolocation Restructuring Program	1	—	33	—
Total Restructuring	$1	$—	$32	$2
Changes to the restructuring liability for the aforementioned restructuring programs during the first nine months of 2022 were as follows:

Employee Termination Costs
Balance as of December 31, 2021	$4
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	(1)
Cash payments and adjustments	(2)
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	33
Cash payments and adjustments	(6)
Balance as of September 30, 2022	$28

Cumulative expense incurred to date
2020 MA Strategic Reorganization Restructuring Program	$19
2022 - 2023 Geolocation Restructuring Program	$33

NOTE 12. FAIR VALUE
The table below presents information about items that are carried at fair value at September 30, 2022 and December 31, 2021:

	Fair Value Measurement as of September 30, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$181	$—	$181
Mutual funds	70	70	—
Total	$251	$70	$181
Liabilities:
Derivatives (1)	$265	$—	$265
Total	$265	$—	$265

	Fair Value Measurement as of December 31, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$67	$—	$67
Mutual funds	73	73	—
Total	$140	$73	$67
Liabilities:
Derivatives (1)	$52	$—	$52
Total	$52	$—	$52
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

NOTE 13. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2022	December 31, 2021
Other current assets:
Prepaid taxes	$203	$112
Prepaid expenses	105	99
Capitalized costs to obtain and fulfill sales contracts	90	103
Other	65	75
Total other current assets	$463	$389

Other assets:
Investments in non-consolidated affiliates	$504	$443
Deposits for real-estate leases	14	14
Indemnification assets related to acquisitions	109	106
Mutual funds and fixed deposits	80	89
Company owned life insurance (at contract value)	38	37
Costs to obtain sales contracts	143	138
Derivative instruments designated as accounting hedges	181	66
Pension and other retirement employee benefits	73	77
Other	77	64
Total other assets	$1,219	$1,034

Accounts payable and accrued liabilities:
Salaries and benefits	$154	$211
Incentive compensation	155	324
Customer credits, advanced payments and advanced billings	83	100
Dividends	9	6
Professional service fees	63	75
Interest accrued on debt	51	85
Accounts payable	34	47
Income taxes	79	115
Pension and other retirement employee benefits	7	7
Accrued royalties	18	36
Foreign exchange forwards on certain assets and liabilities	28	12
Restructuring liability	24	4
Other	102	120
Total accounts payable and accrued liabilities	$807	$1,142

Other liabilities:
Pension and other retirement employee benefits	$212	$235
Interest accrued on UTPs	44	59
MAKS indemnification provisions	22	33
Income tax liability - non-current portion	23	23
Derivative instruments designated as accounting hedges	237	40
Restructuring liability - non-current portion	4	—
Other	46	48
Total other liabilities	$588	$438

Allowance for credit losses:
During the nine months ended September 30, 2022, the Company increased its allowance for credit losses by $10 million. This increase was primarily due to reserves recorded for the Company's Russian-domiciled customers pursuant to the impacts of the Russia/Ukraine conflict, which is more fully described in Note 1.
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	September 30, 2022	December 31, 2021
Equity method investments (1)	$178	$121
Investments measured using the measurement alternative (2)	321	318
Other	5	4
Total investments in non-consolidated affiliates	$504	$443
(1) Equity securities in which the Company has significant influence over the investee but does not have a controlling financial interest in accordance with ASC Topic 323.
(2) Equity securities without readily determinable fair value for which the Company has elected to apply the measurement alternative in accordance with ASC Topic 321.
Moody's holds various investments accounted for under the equity method, the most significant of which is the Company's minority investment in CCXI. Moody's also holds various investments measured using the measurement alternative, the most significant of which is the Company's minority interest in BitSight.
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income (expense), net:
The following table summarizes the components of other non-operating income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FX gain/(loss) (1)	$13	$(2)	$(9)	$(2)
Purchase price hedge loss (2)	—	(13)	—	(13)
Net periodic pension costs - other components	6	4	18	5
Income from investments in non-consolidated affiliates	10	6	14	15
Other	(3)	1	(1)	13
Total	$26	$(4)	$22	$18
(1) FX loss for the nine months ended September 30, 2022 includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.

(2) The amounts for the three and nine months ended September 30, 2021 represent a loss in the prior year on a forward contract used to hedge a portion of the GBP denominated RMS purchase price.

NOTE 14. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended September 30,		Location in the consolidated statements of operations
Losses on cash flow hedges	2022	2021
Interest rate contract	$(1)	$(1)	Other non-operating income, net
Income tax effect of item above	1	—	Provision for income taxes
Total net gains (losses) on cash flow hedges	—	(1)
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(1)	(2)	Other non-operating income, net
Settlement charge	—	(1)	Other non-operating income, net
Total before income taxes	(1)	(3)
Income tax effect of items above	—	1	Provision for income taxes
Total pension and other retirement benefits	(1)	(2)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(1)	$(3)

	Nine Months Ended September 30,		Location in the consolidated statements of operations
Losses on currency translation adjustments	2022	2021
Foreign currency translation adjustments - reclassification of losses included in net income	$(20)	$—	Other non-operating income, net
Total losses on currency translation adjustments	(20)	—
Losses on cash flow hedges
Interest rate contract	(2)	(2)	Other non-operating income, net
Income tax effect of item above	1	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	(2)
Gains (losses) on net investment hedges
FX forwards	—	2	Other non-operating income, net
Income tax effect of item above	—	(1)	Provision for income taxes
Total net gains on net investment hedges	—	1
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(2)	(8)	Other non-operating income, net
Settlement charge	—	(8)	Other non-operating income, net
Total before income taxes	(2)	(16)
Income tax effect of item above	—	4	Provision for income taxes
Total pension and other retirement benefits	(2)	(12)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(23)	$(13)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended September 30,
	2022					2021
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at June 30,	$(46)	$(46)	$(756)	$249	$(599)	$(108)	$(48)	$(152)	$(117)	$(425)
Other comprehensive income/(loss) before reclassifications	—	—	(343)	193	(150)	3	—	(116)	73	(40)
Amounts reclassified from AOCL	1	—	—	—	1	2	1	—	—	3
Other comprehensive income/(loss)	1	—	(343)	193	(149)	5	1	(116)	73	(37)
Balance at September 30,	$(45)	$(46)	$(1,099)	$442	$(748)	$(103)	$(47)	$(268)	$(44)	$(462)

	Nine Months Ended September 30,
	2022					2021
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(49)	$(47)	$(335)	$21	$(410)	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	2	—	(784)	421	(361)	3	—	(223)	177	(43)
Amounts reclassified from AOCL	2	1	20	—	23	12	2	—	(1)	13
Other comprehensive income/(loss)	4	1	(764)	421	(338)	15	2	(223)	176	(30)
Balance at September 30,	$(45)	$(46)	$(1,099)	$442	$(748)	$(103)	$(47)	$(268)	$(44)	$(462)

NOTE 15. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2022
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(5)	556
1.75% 2015 Senior Notes, due 2027	490	—	—	(2)	488
3.25% 2017 Senior Notes, due 2028	500	(38)	(3)	(2)	457
4.25% 2018 Senior Notes, due 2029	400	(41)	(2)	(2)	355
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	735	—	(2)	(4)	729
3.75% 2020 Senior Notes, due 2025	700	(28)	(1)	(3)	668
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(32)	(9)	(5)	454
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total long-term debt	$7,825	$(237)	$(58)	$(54)	$7,476

December 31, 2021
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(7)	3	(5)	591
1.75% 2015 Senior Notes, due 2027	568	—	—	(2)	566
2.625% 2017 Senior Notes, due 2023	500	5	—	(1)	504
3.25% 2017 Senior Notes, due 2028	500	8	(3)	(2)	503
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(2)	396
4.875% 2018 Senior Notes, due 2048	400	(7)	(6)	(4)	383
0.950% 2019 Senior Notes, due 2030	853	—	(2)	(5)	846
3.75% 2020 Senior Notes, due 2025	700	(9)	(1)	(4)	686
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(6)	581
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
Total long-term debt	$7,521	$(10)	$(48)	$(50)	$7,413
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
In the first nine months of 2022, the Company issued the 2022 Senior Notes due 2052 and the 2022 Senior Notes due 2032. The key terms of this debt issuance are set forth in the table above.
Additionally, in the first nine months of 2022, the Company fully repaid $500 million of the 2017 Senior Notes due 2023.
At September 30, 2022, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2022, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2022 (After September 30,)	$—
2023	—
2024	500
2025	700
2026	—
Thereafter	6,625
Total	$7,825
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income	$5	$3	$9	$7
Expense on borrowings	(54)	(47)	(152)	(129)
Income (expense) on UTPs and other tax related liabilities(2)	(5)	(5)	(11)	25
Net periodic pension costs - interest component	(4)	(4)	(12)	(12)
Interest expense, net	$(58)	$(53)	$(166)	$(109)
Interest paid(1)	$77	$53	$167	$139
(1) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 9.
(2) Income (expense) on UTPs and other tax related liabilities for the nine months ended September 30, 2021 includes a $40 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.
The fair value and carrying value of the Company’s debt as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$7,476	$6,426	$7,413	$7,982
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$25	$24	$77	$71
Sublease income	(2)	(2)	(6)	(4)
Variable lease cost	5	5	15	15
Total lease cost	$28	$27	$86	$82
The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$29	$27	$89	$83
Right-of-use assets obtained in exchange for new operating lease liabilities	$1	$117	$31	$123

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term	5.1 years	5.9 years
Weighted-average discount rate applied to operating leases	3.1%	3.1%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2022:

Year Ending December 31,	Operating Leases
2022 (After September 30,)	$29
2023	117
2024	111
2025	96
2026	78
After 2026	102
Total lease payments (undiscounted)	533
Less: Interest	40
Present value of lease liabilities:	$493
Lease liabilities - current	$104
Lease liabilities - noncurrent	$389
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
For overhead costs and corporate expenses that benefit both segments, costs are allocated to each segment based on the segment’s share of full-year 2018 actual revenue which comprises a “Baseline Pool” established in 2019, which will remain fixed over time. In subsequent periods, incremental overhead costs (or reductions thereof) will be allocated to each segment based on the prevailing shares of total revenue represented by each segment.
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

	Three Months Ended September 30,
	2022				2021
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Total external revenue	$590	$685	$—	$1,275	$925	$601	$—	$1,526
Intersegment revenue	43	2	(45)	—	42	2	(44)	—
Revenue	633	687	(45)	1,275	967	603	(44)	1,526
Operating, SG&A	344	479	(45)	778	387	446	(44)	789
Adjusted Operating Income	$289	$208	$—	$497	$580	$157	$—	$737
Add:
Depreciation and amortization	21	62	—	83	17	44	—	61
Restructuring	—	1	—	1	—	—	—	—
Operating Income				$413				$676

	Nine Months Ended September 30,
	2022				2021
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Total external revenue	$2,123	$2,055	$—	$4,178	$2,941	$1,738	$—	$4,679
Intersegment revenue	129	5	(134)	—	124	6	(130)	—
Revenue	2,252	2,060	(134)	4,178	3,065	1,744	(130)	4,679
Operating, SG&A	1,038	1,423	(134)	2,327	1,079	1,218	(130)	2,167
Adjusted Operating Income	$1,214	$637	$—	$1,851	$1,986	$526	$—	$2,512
Add:
Depreciation and amortization	60	182	—	242	53	127	—	180
Restructuring	15	17	—	32	—	2	—	2
Operating Income				$1,577				$2,330
The cumulative restructuring charge for the MA reportable segment related to the 2020 MA Strategic Reorganization Restructuring Program is $19 million. The cumulative restructuring charge for the MIS and MA reportable segments related to the 2022 - 2023 Geolocation Restructuring Program is $15 million and $18 million, respectively. The restructuring programs are more fully discussed in Note 11.
Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$668	$841	$2,214	$2,557
Non-U.S.:
EMEA	393	443	1,271	1,402
Asia-Pacific	129	149	422	460
Americas	85	93	271	260
Total Non-U.S.	607	685	1,964	2,122
Total	$1,275	$1,526	$4,178	$4,679
NOTE 19. SUBSEQUENT EVENT
On October 24, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share of Moody’s common stock, payable on December 14, 2022 to shareholders of record at the close of business on November 23, 2022.

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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including but not limited to, its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors throughout its operations, products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include adhering to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative (GRI); Sustainability Accounting Standards Board (SASB); and the World Economic Forum (WEF)’s Stakeholder Capitalism metrics. Moody's also issues an annual report on Stakeholder Sustainability and on how the Company has implemented the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Moody’s sustainability-related achievements during the first three quarters of 2022 included the following:
–Validated Moody’s long-term net-zero targets with SBTi;
–Rolled out an all-employee training on Sustainability and ESG;
–Named 2021 CDP Supplier Engagement Leader on Climate Action for second consecutive year;
–Awarded Best ESG Reporting (large-cap) from IR Magazine U.S. 2022 and ‘Sustainability reporting of the year – Americas’ from Environmental Finance Company Awards 2022;
–Published Moody’s 2021 Stakeholder Sustainability report and 2021 TCFD report;
–Issued an inaugural global tax policy; and
–Updated Moody’s decarbonization plan
The Board oversees sustainability matters, with assistance from the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Board also oversees Moody’s policies for assessing and managing our exposure to risk, including climate-related risks such as business continuity disruption.
Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company is monitoring current macroeconomic and geopolitical uncertainties that have contributed to declines in rated issuance volumes in 2022. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. While market volatility in 2022 has resulted in declines in rated issuance volumes, the Company believes that these declines are predominantly transitory in nature. However, due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future ratings issuance volumes. Refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 for further disclosure relating to these risks.

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
While Moody's Russian operations and net assets are not material, broader global market volatility, which partially relates to uncertainties surrounding the conflict, has contributed to an adverse impact on rated issuance volumes in 2022. This impact to rated issuance volumes is more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.
COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions regarding its offices and its business travel policies. As of the date of the filing of this quarterly report on Form 10-Q, the Company has reopened all of its offices for employees to access.
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
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, restructuring, goodwill and acquired intangible assets, pension and other retirement benefits, stock-based compensation, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2021, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures other than the update below relating to the results of the Company's annual impairment assessment as of July 31, 2022.
Goodwill and Other Acquired Intangible Assets
On July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment). At July 31, 2022, the Company has four reporting units: two within the Company's ratings business (one for the ICRA business and one that encompasses all of Moody's other ratings operations) and two reporting units within MA consisting of businesses that offer: i) data and data-driven analytical solutions; and ii) risk management software, workflow and CRE solutions.
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
The Company last performed quantitative assessments on all reporting units at July 31, 2021, pursuant to a change in reporting unit structure in the MA reportable segment, which is more fully discussed in Item 7, MD&A, in the Company's annual report on Form 10-K for the year ended December 31, 2021. The quantitative assessments performed at July 31, 2021 resulted in fair values that significantly exceeded carrying values for all reporting units.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions, which are more fully described within Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2021. In addition, the Company also makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units.
Annual goodwill impairment assessment performed at July 31, 2022
At July 31, 2022, the Company performed a qualitative assessment for each of the reporting units. The qualitative analyses resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
Reportable Segments
The Company is organized into two reportable segments as of September 30, 2022: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 18 to the condensed consolidated financial statements.
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
RESULTS OF OPERATIONS
Impact of acquisitions on comparative results
Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
–Cortera on March 19, 2021;
–RMS on September 15, 2021;
–RealXData on September 17, 2021;
–PassFort on November 30, 2021; and
–kompany on February 28, 2022.
Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definitions of how the Company determines certain organic growth measures used in this MD&A that exclude the impact of acquisition activity.
The following footnotes are applicable throughout the discussion of the Company's results of operations:
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
(2) Refer to the section entitled "Key Performance Metrics" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
(3) Adjusted Operating Income, Adjusted Operating Margin and Adjusted Diluted EPS are non-GAAP financial measures. Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for further information regarding these measures.

Three months ended September 30, 2022 compared with three months ended September 30, 2021
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended September 30, 2022. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2022	2021	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,275	$1,526	(16%)		— reflects lower MIS revenue partially offset by growth in MA
MIS external revenue	$590	$925	(36%)
— credit market activity remained muted across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns

MA external revenue	$685	$601	14%
— inorganic growth from acquisitions; and
— sustained demand for Know Your Customer solutions, credit research and insights, and data feeds; partially offset by:
— unfavorable changes in FX translation rates

Total operating and SG&A expenses	$778	$789	1%
— operational and integration costs associated with recent acquisitions; and
— increases in hiring and salary growth;
offset by:
— lower incentive compensation accruals and performance-based equity compensation; and
— favorable changes in FX translation rates

Depreciation and amortization	$83	$61	(36%)		— higher amortization of intangible assets reflecting recent M&A activity (most notably RMS); and — higher amortization relating to internally developed software
Total non-operating (expense) income, net	$(32)	$(57)	44%
— increase in FX gains primarily due to the strengthening of the U.S. dollar to the euro; and
— a $13 million loss in the prior year on a forward contract used to hedge a portion of the GBP-denominated RMS purchase price

Operating margin	32.4%	44.3%	(1,190	BPS)	— margin declines primarily due to the aforementioned decrease in MIS revenue
Adjusted Operating Margin	39.0%	48.3%	(930	BPS)
ETR	20.5%	23.4%	(290	BPS)	— primarily reflects lower pre-tax income and a favorable mix of earnings in the jurisdictions in which Moody’s operates
Diluted EPS	$1.65	$2.53	(35%)		— mainly due to declines in MIS revenue
Adjusted Diluted EPS	$1.85	$2.69	(31%)

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
United States	$668	$841	(21%)
Non-U.S.:
EMEA	393	443	(11%)
Asia-Pacific	129	149	(13%)
Americas	85	93	(9%)
Total Non-U.S.	607	685	(11%)
Total	1,275	1,526	(16%)
Expenses:
Operating	393	394	—%
SG&A	385	395	3%
Depreciation and amortization	83	61	(36%)
Restructuring	1	—	NM
Total	862	850	(1%)
Operating income	$413	$676	(39%)
Adjusted Operating Income (3)	$497	$737	(33%)
Interest expense, net	$(58)	$(53)	(9%)
Other non-operating income, net	26	(4)	NM
Non-operating (expense) income, net	$(32)	$(57)	44%

Net income attributable to Moody's	$303	$474	(36%)
Diluted weighted average shares outstanding	183.9	187.3	2%
Diluted EPS attributable to Moody's common shareholders	$1.65	$2.53	(35%)
Adjusted Diluted EPS (3)	$1.85	$2.69	(31%)
Operating margin	32.4%	44.3%
Adjusted Operating Margin(3)	39.0%	48.3%
Effective tax rate	20.5%	23.4%
The table below shows Moody’s global staffing by geographic area:

		September 30,		Change
		2022	2021	%
MIS	U.S.	1,547	1,442	7%
	Non-U.S.	3,969	3,725	7%
	Total	5,516	5,167	7%
MA	U.S.	2,859	2,602	10%
	Non-U.S.	4,368	3,770	16%
	Total	7,227	6,372	13%
MSS	U.S.	785	697	13%
	Non-U.S.	1,043	888	17%
	Total	1,828	1,585	15%
Total MCO	U.S.	5,191	4,741	9%
	Non-U.S.	9,380	8,383	12%
	Total	14,571	13,124	11%

GLOBAL REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

Global revenue ⇓ $251 million	U.S. Revenue ⇓ $173 million	Non-U.S. Revenue ⇓ $78 million
The decrease in global revenue reflected declines in MIS, mainly in the U.S. and EMEA, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
–Foreign currency translation unfavorably impacted global revenue by 4% percent.
–Organic constant currency revenue(1) decreased 17%.

Q3 Operating Expense ⇓ $1 million	Q3 SG&A Expense ⇓ $10 million
---------- ---------

Compensation expenses decreased $22 million reflecting:	Compensation expenses increased $13 million reflecting:
— lower incentive compensation accruals and performance-based equity compensation of $32 million, which aligns with actual/projected financial and operating performance; and	— higher salaries and benefits of $26 million primarily due to hiring and salary increases; and
— lower salaries and benefits of $15 million reflecting a higher percentage of costs capitalized in MA for product development; partially offset by:	— inorganic growth from acquisitions of $13 million; partially offset by:
— lower incentive compensation accruals and performance-based equity compensation of $20 million, which aligns with actual/projected financial and operating performance.
— inorganic growth from acquisitions of $29 million.
Non-compensation expenses increased $21 million reflecting:	Non-compensation expenses decreased $23 million reflecting:
— inorganic growth from acquisitions of $10 million; and	— operating and transaction-related costs in 2021 associated with acquisitions, most notably $22 million in RMS acquisition-related costs that did not recur in 2022; and
— higher costs of $7 million primarily relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.
— charitable contributions via the Moody's Foundation in 2021 that did not recur in 2022; partially offset by:
— inorganic growth from acquisitions of $9 million.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of intangible assets recently acquired (primarily RMS) and amortization of internally developed software recently capitalized.

Operating margin 32.4%, down 1,190 BPS	Adjusted Operating Margin 39.0%, down 930 BPS
Overall, margin declines primarily resulted from the aforementioned decrease in MIS revenue.

Interest Expense, net ⇑ $5 million	Other non-operating income ⇑ $30 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— higher interest on borrowings resulting from the issuance of new long-term debt in 2022 (refer to the "Material Cash Requirements" section of this MD&A for further information on the Company's indebtedness)
— higher FX gains of $15 million primarily due to the strengthening of the U.S. dollar relative to the euro; and
— a $13 million loss in 2021 on a forward contract used to hedge a portion of the GBP-denominated RMS purchase price.

ETR ⇓ 290 BPS
The decrease in ETR primarily reflects lower pre-tax income, which increases the percentage impact of net beneficial discrete items, and a favorable mix of earnings in the jurisdictions in which Moody’s operates.

Diluted EPS ⇓ $0.88	Adjusted Diluted EPS ⇓ $0.84
Diluted EPS and Adjusted Diluted EPS declined mainly due to lower operating income and Adjusted Operating Income, respectively, the components of which are more fully described above. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Corporate finance (CFG)	$277	$488	(43%)
Structured finance (SFG)	101	143	(29%)
Financial institutions (FIG)	109	153	(29%)
Public, project and infrastructure finance (PPIF)	92	130	(29%)
Total ratings revenue	579	914	(37%)
MIS Other	11	11	—%
Total external revenue	590	925	(36%)
Intersegment revenue	43	42	2%
Total MIS revenue	633	967	(35%)
Expenses:
Operating and SG&A (external)	342	385	11%
Operating and SG&A (intersegment)	2	2	—%
Total operating and SG&A	344	387	11%

Adjusted Operating Income	$289	$580	(50%)
Adjusted Operating Margin	45.7%	60.0%

Depreciation and amortization	21	17	(24%)
The following chart presents changes in rated issuance volumes compared to the third quarter of 2021. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $335 million	U.S. Revenue ⇓ $218 million	Non-U.S. Revenue ⇓ $117 million
–The decrease in global MIS revenue primarily reflects a 41% decrease in rated issuance volumes, which resulted in transaction revenue declining $335 million compared to the same period in the prior year. The decline in rated issuance volumes compared to the third quarter of 2021 reflected muted credit market activity across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns.
–Foreign currency translation unfavorably impacted MIS revenue by three percentage points.
CFG REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $211 million	U.S. Revenue ⇓ $146 million	Non-U.S. Revenue ⇓ $65 million

Global CFG revenue for the three months ended September 30, 2022 and 2021 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 43% reflected declines in both U.S. (44%) and internationally (42%).
Transaction revenue decreased $213 million compared to the same period in the prior year.
The decrease compared to a strong period of issuance in the third quarter of 2021 reflected declines in leveraged finance and investment-grade issuance activity in all regions resulting from muted credit market activity across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns.
Changes in foreign currency translation rates unfavorably impacted CFG revenue by two percentage points.
SFG REVENUE

Three months ended September 30,
2022---------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $42 million	U.S. Revenue ⇓ $29 million	Non-U.S. Revenue ⇓ $13 million

Global SFG revenue for the three months ended September 30, 2022 and 2021 was comprised as follows:
The 29% decrease in SFG revenue was substantially all in the U.S. and EMEA.
Transaction revenue decreased $42 million compared to the third quarter of 2021.
The most notable drivers of the decline in SFG revenue included lower CLO and RMBS activity reflecting higher credit spreads given ongoing market volatility, central bank actions, and heightened inflationary and recessionary concerns.
Changes in foreign currency translation rates unfavorably impacted SFG revenue by three percentage points.
FIG REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $44 million	U.S. Revenue ⇓ $24 million	Non-U.S. Revenue ⇓ $20 million
Global FIG revenue for the three months ended September 30, 2022 and 2021 was comprised as follows:

The decrease in FIG revenue of 29% reflected revenue declines in both U.S. (34%) and internationally (24%).
Transaction revenue decreased $42 million compared to the third quarter of 2021.
The most notable drivers of the decline reflected lower revenue from U.S. banking and insurance issuers, mainly due to:
–an unfavorable product mix; and
–lower rated issuance volumes resulting from market volatility and macroeconomic/geopolitical uncertainties.
Changes in foreign currency translation rates unfavorably impacted FIG revenue by four percentage points.
PPIF REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $38 million	U.S. Revenue ⇓ $19 million	Non-U.S. Revenue ⇓ $19 million
Global PPIF revenue for the three months ended September 30, 2022 and 2021 was comprised as follows:
Transaction revenue decreased $38 million compared to the third quarter of 2021.
The decrease in PPIF revenue of 29% reflected declines in the U.S. (25%) and internationally (35%).
The main drivers of the decrease were:
–declines in U.S. public finance and project finance revenue resulting from market volatility, which increased funding costs, coupled with issuers in these sectors being currently well capitalized; and
–declines in international sovereign and project/infrastructure finance activity compared to a strong prior year period.
Changes in foreign currency translation rates unfavorably impacted PPIF revenue by three percentage points.

MIS: Q3 Operating and SG&A Expense ⇓ $43 million
The decline is due to lower compensation costs of $46 million, partially offset by higher non-compensation costs of $3 million, with the most notable drivers reflecting:

Compensation costs	Non-compensation costs
The decrease is primarily due to:	The modest increase is primarily due to:
— lower incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance; and	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency; and
— favorable changes in FX translation rates.	— higher travel costs compared to minimal travel in the prior year in light of COVID-19; mostly offset by:
— charitable contributions via the Moody's Foundation in 2021 that did not recur in 2022; and
— favorable changes in FX translation rates.

MIS: Adjusted Operating Margin 45.7% ⇓ 1,430 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 36% decrease in revenue.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Decision Solutions (DS)	$325	$250	30%
Research and Insights (R&I)	184	177	4%
Data and Information (D&I)	176	174	1%
Total external revenue	685	601	14%
Intersegment revenue	2	2	—%
Total MA revenue	687	603	14%
Expenses:
Operating and SG&A (external)	436	404	(8%)
Operating and SG&A (intersegment)	43	42	(2%)
Total operating and SG&A	479	446	(7%)
Adjusted Operating Income	$208	$157	32%
Adjusted Operating Margin	30.3%	26.0%

Depreciation and amortization	62	44	(41%)
Restructuring	1	—	NM
MOODY'S ANALYTICS REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $84 million	U.S. Revenue ⇑ $45 million	Non-U.S. Revenue ⇑ $39 million
The 14% increase in global MA revenue reflects growth both in the U.S. (17%) and internationally (11%) in all LOBs and includes revenue from the acquisitions of RMS, RealXData, PassFort and kompany. Changes in foreign currency translation rates unfavorably impacted MA revenue by seven percentage points.
–Organic constant currency revenue growth(1) was 9% reflecting increases across all LOBs.
–ARR(2) grew 9% representing increased demand for KYC and banking products within the Decision Solutions LOB coupled with growth for company data and ratings feeds products in the Data & Information LOB.

DECISION SOLUTIONS REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $75 million	U.S. Revenue ⇑ $36 million	Non-U.S. Revenue ⇑ $39 million
Global DS revenue grew 30% compared to the third quarter of 2021 and reflects growth in both the U.S. (34%) and internationally (27%) with the most notable drivers of the increase reflecting:
–inorganic revenue growth from the acquisitions of RMS, PassFort, RealXData, and kompany; and
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage.
Changes in foreign currency translation rates unfavorably impacted DS revenue by five percentage points.
Constant currency organic revenue(1) growth was 7%.
ARR(2) grew 10%.
RESEARCH AND INSIGHTS REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $7 million	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇑ $3 million
Global R&I revenue increased 4% compared to the third quarter of 2021 and reflects growth in both the U.S. (4%) and internationally (4%) mainly driven by continued strong retention and demand for credit research, analytics and models.
Changes in foreign currency translation rates unfavorably impacted R&I revenue by six percentage points.
Constant currency revenue growth(1) was 10%.
ARR(2) grew 8%.

DATA AND INFORMATION REVENUE

Three months ended September 30,
2022-----------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $2 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇓ $3 million
Global D&I revenue increased 1% compared to the third quarter of 2021 and reflects growth in the U.S. (9%) partially offset by decreases internationally (3%) mainly driven by:
–strong retention and new sales for ratings feeds coupled with pricing increases; and
–continued demand for company data.
Changes in foreign currency translation rates unfavorably impacted D&I revenue by eleven percentage points.
Organic constant currency revenue growth(1) was 12%.
ARR(2) grew 9%.

MA: Q3 Operating and SG&A Expense ⇑ $32 million
The increase in operating and SG&A expenses compared to the third quarter of 2021 reflected growth in compensation costs of $39 million partially offset by a decrease in non-compensation of $7 million. The most notable drivers of these changes were:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The decrease is primarily due to:
— inorganic expense growth from acquisitions; and	— transaction-related costs in 2021 associated with acquisitions, most notably $22 million in RMS acquisition-related costs that did not recur in 2022;
— higher salaries and benefits related to headcount growth; partially offset by:
— favorable changes in FX translation rates.	— charitable contributions via the Moody's Foundation in 2021 that did not recur in 2022; and
— favorable changes in FX translation rates; partially offset by:
— operating and integration-related costs associated with recent acquisitions.

MA: Adjusted Operating Margin 30.3% ⇑ 430 BPS
The Adjusted Operating Margin increase for MA is primarily due to the 14% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by higher amortization of intangible assets reflecting recent M&A activity (most notably RMS) and amortization of internally developed software.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021
Executive Summary
–The following table provides an executive summary of key operating results for the nine months ended September 30, 2022. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2022	2021	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$4,178	$4,679	(11%)	— reflects lower MIS revenue partially offset by growth in MA
MIS external revenue	$2,123	$2,941	(28%)
— credit market activity remained muted across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns

MA external revenue	$2,055	$1,738	18%
— inorganic growth from acquisitions; and
— strong organic growth across all LOBs, most notably for KYC and compliance solutions coupled with continued strong retention and demand for credit research, analytics and models

Total operating and SG&A expenses	$2,327	$2,167	(7%)
— operational and integration costs associated with recent acquisitions; and
— increases in hiring and salary growth;
partially offset by:
— lower incentive compensation accruals and performance-based equity compensation; and
— favorable changes in FX translation rates

Depreciation and amortization	$242	$180	(34%)	— higher amortization of intangible assets reflecting recent M&A activity (most notably RMS); and — amortization of internally developed software
Restructuring	$32	$2	NM	— the 2022 charge is pursuant to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 11 to the condensed consolidated financial statements
Total non-operating (expense) income, net	$(144)	$(91)	(58%)
— reflects a $40 million benefit in the prior period related to the reversal of tax-related interest accruals pursuant to the resolution of tax matters; and
— the 2022 amount includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia

Operating margin	37.7%	49.8%	(1210 BPS)	— margin declines primarily due to the aforementioned decrease in MIS revenue
Adjusted Operating Margin	44.3%	53.7%	(940 BPS)
ETR	21.3%	20.2%	(110BPS)
— primarily reflects the non-deductible nature of the aforementioned FX translation losses resulting from the Company no longer conducting commercial operations in Russia; and
— the resolution of UTPs in the first nine months of 2021 that did not recur to the same extent in the first nine months of 2022;
partially offset by:
— a favorable mix of earnings in the jurisdictions in which Moody's operates

Diluted EPS	$6.10	$9.51	(36%)	— primarily due to declines in MIS revenue coupled with the aforementioned increase in expenses
Adjusted Diluted EPS	$6.96	$9.96	(30%)

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
United States	$2,214	$2,557	(13%)
Non-U.S.:
EMEA	1,271	1,402	(9%)
Asia-Pacific	422	460	(8%)
Americas	271	260	4%
Total Non-U.S.	1,964	2,122	(7%)
Total	4,178	4,679	(11%)
Expenses:
Operating	1,203	1,152	(4%)
SG&A	1,124	1,015	(11%)
Depreciation and amortization	242	180	(34%)
Restructuring	32	2	NM
Total	2,601	2,349	(11%)
Operating income	1,577	2,330	(32%)
Adjusted Operating Income (1)	1,851	2,512	(26%)
Interest expense, net	(166)	(109)	(52%)
Other non-operating income, net	22	18	22%
Non-operating (expense) income, net	(144)	(91)	(58%)

Net income attributable to Moody’s	$1,128	$1,787	(37%)
Diluted weighted average shares outstanding	184.9	188.0	2%
Diluted EPS attributable to Moody’s common shareholders	$6.10	$9.51	(36%)
Adjusted Diluted EPS (1)	$6.96	$9.96	(30%)
Operating margin	37.7%	49.8%
Adjusted Operating Margin (1)	44.3%	53.7%
Effective tax rate	21.3%	20.2%
GLOBAL REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

Global revenue ⇓ $501 million	U.S. Revenue ⇓ $343 million	Non-U.S. Revenue ⇓ $158 million

The decrease in global revenue reflected declines in MIS in all regions, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
Changes in foreign currency translation rates unfavorably impacted global revenue by three percent.
Organic constant currency revenue(1) for MCO decreased 13%.
(1) Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.

YTD Operating Expense ⇑ $51 million	YTD SG&A Expense ⇑ $109 million
-------------------------------------

Compensation expenses decreased $9 million and reflected:	Compensation expenses increased $74 million reflecting:
— lower incentive compensation accruals and performance-based equity compensation of $67 million, which aligns with actual/projected financial and operating performance; and	— inorganic growth from acquisitions of $43 million; and
— higher salaries and benefits of approximately $86 million primarily due to hiring and salary increases; partially offset by:
— approximately $35 million in higher compensation costs eligible for capitalization in 2022 reflecting certain product development in the MA operating segment; partially offset by:	— lower incentive compensation accruals and performance-based equity compensation of $46 million, which aligns with actual/projected financial and operating performance.
— inorganic growth from acquisitions of $101 million.
Non-compensation expenses increased $60 million reflecting:	Non-compensation expenses increased $35 million reflecting:
— inorganic growth from acquisitions of $31 million; and	— inorganic growth from acquisitions of $30 million; and
— higher costs of $20 million relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.	— higher bad debt reserves of $13 million resulting from the impact of the Russia/Ukraine conflict; partially offset by:
— charitable contributions via the Moody's Foundation in 2021 that did not recur in 2022.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by higher amortization of intangible assets reflecting recent M&A activity (most notably RMS) and amortization of internally developed software.

Restructuring
The restructuring charge in the first nine months of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

Operating margin 37.7%, down 1,210 BPS	Adjusted Operating Margin 44.3%, down 940 BPS
Overall, margin declines resulted from the aforementioned decrease in MIS revenue coupled with operating expense growth (mainly from inorganic expense growth from acquisitions).

Interest Expense, net ⇑ $57 million	Other non-operating income ⇑ $4 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— a $40 million benefit in the prior year related to the reversal of tax-related interest accruals pursuant to the resolution of UTPs; and	— an increase in FX gains primarily due to the strengthening of the U.S. dollar relative to the euro;
— higher interest on borrowings resulting from the issuance of new long-term debt in 2022 (refer to the "Material Cash Requirements" section of this MD&A for further information on the Company's indebtedness).
— a $13 million loss in 2021 on a forward contract used to hedge a portion of the GBP-denominated RMS purchase price;
— an $11 million benefit in 2022 relating to statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture; and
— an $8 million loss in 2021 on the settlement of pension obligations resulting from lump sum distributions from the Company's defined benefit pension plans; partially offset by

— FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia (refer to the section above entitled "Russia/Ukraine Conflict" for further information).

ETR ⇑ 110 BPS
The drivers for the increase in the ETR include:
–approximately $40 million in higher tax benefits from the resolution of UTPs in the first nine months of 2021 compared to the first nine months of 2022; and
–the non-deductible nature of the aforementioned FX translation losses resulting from the Company no longer conducting commercial operations in Russia;
partially offset by:
–a favorable mix of earnings in the jurisdictions in which Moody's operates.

Diluted EPS ⇓ $3.41	Adjusted Diluted EPS ⇓ $3.00
Diluted EPS and Adjusted Diluted EPS declined mainly due to lower operating income and Adjusted Operating Income, respectively. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Corporate finance (CFG)	$1,016	$1,643	(38%)
Structured finance (SFG)	368	399	(8%)
Financial institutions (FIG)	368	465	(21%)
Public, project and infrastructure finance (PPIF)	337	403	(16%)
Total ratings revenue	2,089	2,910	(28%)
MIS Other	34	31	10%
Total external revenue	2,123	2,941	(28%)
Intersegment royalty	129	124	4%
Total	2,252	3,065	(27%)
Expenses:
Operating and SG&A (external)	1,033	1,073	4%
Operating and SG&A (intersegment)	5	6	17%
Total operating and SG&A expense	1,038	1,079	4%
Adjusted Operating Income	$1,214	$1,986	(39%)
Adjusted Operating Margin	53.9%	64.8%

Depreciation and amortization	60	53	(13%)
Restructuring	15	—	NM
The following chart presents changes in rated issuance volumes compared to the first nine months of 2021. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $818 million	U.S. Revenue ⇓ $508 million	Non-U.S. Revenue ⇓ $310 million
–The decrease in global MIS revenue primarily relates to a 30% decrease in rated issuance volumes, which resulted in transaction revenue declining $827 million compared to the same period in the prior year. The decline in rated issuance volumes compared to the first nine months of 2021 reflected muted credit market activity across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns.
–Changes in foreign currency translation rates unfavorably impacted MIS revenue by two percentage points.
CFG REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $627 million	U.S. Revenue ⇓ $420 million	Non-U.S. Revenue ⇓ $207 million

Global CFG revenue for the nine months ended September 30, 2022 and 2021 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 38% reflected declines both in the U.S. and internationally of 38% each, which resulted in a $635 million decrease in transaction revenue.
The most notable drivers of the decrease compared to the first nine months of 2021 reflected declines in leveraged finance and investment-grade issuance activity compared to a strong prior year period resulting from muted credit market activity given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns.
SFG REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $31 million	U.S. Revenue ⇓ $5 million	Non-U.S. Revenue ⇓ $26 million
Global SFG revenue for the nine months ended September 30, 2022 and 2021 was comprised as follows:
The decrease in SFG revenue of 8% reflected declines in both the U.S. (2%) and internationally (18%). Transaction revenue decreased $34 million compared to the first nine months of 2021.

The most notable drivers of the decline in SFG revenue were:
–a decrease in CLO refinancing activity in the U.S. and EMEA resulting from the widening of credit spreads for this asset class;
partially offset by:
–strong growth in U.S. CMBS securitization activity before a widening of credit spreads late in the first quarter of 2022.
Changes in foreign currency translation rates unfavorably impacted SFG revenue by three percentage points.
FIG REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $97 million	U.S. Revenue ⇓ $61 million	Non-U.S. Revenue ⇓ $36 million
Global FIG revenue for the nine months ended September 30, 2022 and 2021 was comprised as follows:
The decrease in FIG revenue of 21% reflected declines in both the U.S. (27%) and internationally (15%) which resulted in a $93 million decrease in transaction revenue compared to the same period in the prior year.
The most notable drivers of the decline reflected lower revenue from banking and insurance issuers, mainly due to:
–an unfavorable product mix; and
–a decline in opportunistic issuance, as banks, insurers and asset management issuers were well capitalized following financing activity in the prior year period ahead of anticipated interest rate increases.
Changes in foreign currency translation rates unfavorably impacted FIG revenue by three percentage points.

PPIF REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

PPIF: Global revenue ⇓ $66 million	U.S. Revenue ⇓ $23 million	Non-U.S. Revenue ⇓ $43 million
Global PPIF revenue for the nine months ended September 30, 2022 and 2021 was comprised as follows:
Transaction revenue decreased $65 million compared to the same period in the prior year.
The 16% decrease in PPIF revenue reflected declines in both the U.S. (10%) and internationally (25%). The decrease in revenue was mainly due to:
–declines in U.S. public finance revenue resulting from market volatility, which increased funding costs, coupled with issuers in this sector being currently well capitalized; and
–declines in sovereign, project finance and infrastructure finance rated issuance volumes in EMEA resulting from market volatility and rising funding costs.
Changes in foreign currency translation rates unfavorably impacted PPIF revenue by two percentage points.

MIS: YTD Operating and SG&A Expense ⇓ $40 million

The decrease in operating and SG&A expense reflects an $85 million decrease in compensation costs partially offset by a $45 million increase in non-compensation expenses. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
The decrease is primarily due to:	The increase is primarily due to:
— lower incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance; and	— higher bad debt reserves resulting from the impact of the Russia/Ukraine conflict, which represented approximately 35% of the increase;
— favorable changes in FX translation rates.	— higher costs relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency, which represented approximately 25% of the increase; and
— higher travel costs resulting from minimal travel in the prior year in light of COVID-19, which represented approximately 15% of the increase; partially offset by:
— charitable contributions via the Moody's Foundation in 2021 that did not recur in 2022.

Other Expenses
The restructuring charge in the first nine months of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.

Adjusted Operating Margin of 53.9% ⇓ 1,090 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 28% decrease in revenue.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Decision Solutions (DS)	$971	$697	39%
Research and Insights (R&I)	552	523	6%
Data and Information (D&I)	532	518	3%
Total external revenue	2,055	1,738	18%
Intersegment revenue	5	6	(17%)
Total MA Revenue	2,060	1,744	18%
Expenses:
Operating and SG&A (external)	1,294	1,094	(18%)
Operating and SG&A (intersegment)	129	124	(4%)
Total operating and SG&A expense	1,423	1,218	(17%)
Adjusted Operating Income	$637	$526	21%
Adjusted Operating Margin	30.9%	30.2%

Depreciation and amortization	182	127	(43%)
Restructuring	17	2	NM
MOODY'S ANALYTICS REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $317 million	U.S. Revenue ⇑ $165 million	Non-U.S. Revenue ⇑ $152 million
The 18% increase in global MA revenue reflects growth both in the U.S. (22%) and internationally (15%) in all LOBs and includes revenue from the acquisitions of Cortera, RMS, RealXData, PassFort and kompany. Change in foreign currency translation rates unfavorably impacted MA revenue by five percentage points.
–Organic constant currency revenue(1) growth was 10%.
–ARR(2) grew 9% reflecting increased demand for KYC and banking products within the Decision Solutions LOB coupled with growth for company data and ratings feeds products in the Data & Information LOB.

DECISION SOLUTIONS REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $274 million	U.S. Revenue ⇑ $131 million	Non-U.S. Revenue ⇑ $143 million
Global DS revenue grew 39% compared to the first nine months of 2021 with the most notable drivers of the increase reflecting:
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
Changes in foreign currency translation rates unfavorably impacted DS revenue by four percentage points.
Organic constant currency revenue(1) grew 10%.
ARR(2) grew 10%.
RESEARCH AND INSIGHTS REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $29 million	U.S. Revenue ⇑ $19 million	Non-U.S. Revenue ⇑ $10 million
Global R&I revenue increased 6% compared to the first nine months of 2021 mainly driven by growth in recurring revenue of 6%, primarily due to continued strong retention and demand for credit research, analytics and models.
Changes in foreign currency translation rates unfavorably impacted R&I revenue by two percentage points.

Constant currency revenue(1) growth for R&I was 8%.
ARR(2) grew 8%.
DATA AND INFORMATION REVENUE

Nine months ended September 30,
2022-----------------------------------------------------------------------------------2021
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $15 million	Non-U.S. Revenue ⇓ $1 million
Global D&I revenue increased 3% compared to the first nine months of 2021 and includes inorganic revenue growth from the acquisition of Cortera. The main drivers of the increase were:
–continued strong retention and new sales for ratings feeds coupled with pricing increases; and
–increased demand for company data.
Changes in foreign currency translation unfavorably impacted D&I revenue by eight percentage points.
Organic constant currency revenue(1) growth for D&I was 10%.
ARR(2) grew 9%.

MA: YTD Operating and SG&A Expense ⇑ $200 million
The increase in operating and SG&A expenses compared to the first nine months of 2021 is primarily due to growth in both compensation and non-compensation costs of $153 million and $47 million, respectively, reflecting:

Compensation costs	Non-compensation costs
— inorganic expense growth from acquisitions, which represented approximately 95% of the growth; partially offset by:	— operating and integration-related costs associated with recent acquisitions; partially offset by:
— favorable changes in FX translation rates.	— favorable changes in FX translation rates.

MA: Adjusted Operating Margin 30.9% ⇑ 70BPS
The Adjusted Operating Margin increase for MA is primarily due to the 18% increase in global MA revenue partially offset by operational and integration-related costs associated with recent acquisitions.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by higher amortization of intangible assets reflecting recent M&A activity (most notably RMS) and amortization of internally developed software.

Restructuring
The restructuring charge in the first nine months of 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the condensed consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Moody's remains committed to using its cash flow to create value for shareholders by both investing in the Company's employees and growing the business through targeted organic initiatives and inorganic acquisitions aligned with strategic priorities. Additional excess capital is returned to the Company’s shareholders via a combination of dividends and share repurchases.
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2022	2021
Net cash provided by operating activities	$1,097	$1,706	$(609)
Net cash used in investing activities	$(172)	$(2,161)	$1,989
Net cash (used in) provided by financing activities	$(957)	$135	$(1,092)
Free Cash Flow (1)	$893	$1,629	$(736)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the nine months ended September 30, 2022 decreased $609 million compared to the same period in 2021 primarily reflecting a decrease in net income (see section entitled “Results of Operations” of this MD&A for further discussion).
Net cash used in investing activities
The $1,989 million decrease in cash used in investing activities in the nine months ended September 30, 2022 compared to the same period in 2021 primarily reflects:
–higher cash paid of $1,929 million in the prior year for acquisitions, primarily reflecting the acquisition of RMS in 2021; and
–higher net cash receipts of $243 million in 2022 relating to the settlement of net investment hedges;
partially offset by:
–an increase in cash paid for capital additions of $127 million reflecting product development and investments relating to strategic initiatives to support business growth and to enhance technology infrastructure to enable automation, innovation and efficiency; and
–$56 million in higher net purchases of investments in 2022 compared to the same period in the prior year (refer to Note 7 and Note 13 to the condensed consolidated financial statements for further information on the Company's investments).
Net cash (used in) provided by financing activities
The $1,092 million increase in cash used in financing activities in the nine months ended September 30, 2022 compared to the same period in the prior year was primarily attributed to:
–higher net issuance (issuance, less repayment) of $690 million in long term debt in 2021;
–higher cash paid for treasury share repurchases in 2022 of $355 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022; and

–higher dividend payments of $40 million in 2022.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.7 billion at September 30, 2022 included approximately $1.6 billion located outside of the U.S. Approximately 29% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At September 30, 2022, Moody’s had $7.5 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2022 is as follows:
For additional information on the Company's outstanding debt, refer to Note 15 to the condensed consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.3 billion, of which approximately $271 million is expected to be paid over the next twelve months.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of September 30, 2022, these purchase obligations totaled $236 million, of which $158 million is expected to be paid in the next twelve months.
Leases
The Company has operating lease obligations of $493 million at September 30, 2022, primarily related to real estate leases, of which $104 million in payments are expected over the next twelve months. For more information on the Company's operating leases, refer to Note 16 to the condensed consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at September 30, 2022, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.

Dividends and share repurchases
On October 24, 2022, the Board approved the declaration of a quarterly dividend of $0.70 per share for Moody’s common stock, payable December 14, 2022 to shareholders of record at the close of business on November 23, 2022. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 9, 2021, the Board approved $1 billion in share repurchase authority, and on February 7, 2022, the Board approved an additional $750 million of share repurchase authority. At September 30, 2022, the Company had approximately $848 million of remaining authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 11 to the condensed consolidated financial statements, the Company is currently in the process of executing the 2022 - 2023 Geolocation Restructuring Program. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations. Cash outlays associated with this program are expected to be $75 million to $100 million, which are expected to be paid through 2024.
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
NON-GAAP FINANCIAL MEASURES
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income	$413	$676	$1,577	$2,330
Adjustments:
Depreciation and amortization	83	61	242	180
Restructuring	1	—	32	2
Adjusted Operating Income	$497	$737	$1,851	$2,512
Operating margin	32.4%	44.3%	37.7%	49.8%
Adjusted Operating Margin	39.0%	48.3%	44.3%	53.7%

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
Below is a reconciliation of these measures to their most directly comparable U.S. GAAP amounts:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2022		2021		2022		2021
Net income attributable to Moody's common shareholders		$303		$474		$1,128		$1,787
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$48		$37		$150		$108
Tax on Acquisition-Related Intangible Amortization Expenses	(11)		(8)		(35)		(24)
Net Acquisition-Related Intangible Amortization Expenses		37		29		115		84
Pre-Tax Restructuring	$1		$—		$32		$2
Tax on Restructuring	(1)		—		(8)		—
Net Restructuring		—		—		24		2
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		—		20		—
Adjusted Net Income		$340		$503		$1,287		$1,873

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Diluted earnings per share attributable to Moody's common shareholders		$1.65		$2.53		$6.10		$9.51
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.26		$0.20		$0.81		$0.57
Tax on Acquisition-Related Intangible Amortization Expenses	(0.06)		(0.04)		(0.19)		(0.13)
Net Acquisition-Related Intangible Amortization Expenses		0.20		0.16		0.62		0.44
Pre-Tax Restructuring	$0.01		$—		$0.17		$0.01
Tax on Restructuring	(0.01)		—		(0.04)		—
Net Restructuring		—		—		0.13		0.01
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		—		0.11		—
Adjusted Diluted EPS		$1.85		$2.69		$6.96		$9.96
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

	Nine Months Ended September 30,
	2022	2021
Net cash flows provided by operating activities	$1,097	$1,706
Capital additions	(204)	(77)
Free Cash Flow	$893	$1,629
Net cash flows used in investing activities	$(172)	$(2,161)
Net cash flows (used in) provided by financing activities	$(957)	$135
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
Below is a reconciliation of the Company's reported revenue and growth rates to its organic constant currency revenue growth (decline) and constant currency revenue growth (decline) measures:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2022	2021	Change	Growth	2022	2021	Change	Growth
MA revenue	$685	$601	$84	14%	$2,055	$1,738	$317	18%
FX impact	41	—	41		81	—	81
Inorganic revenue from acquisitions	(70)	—	(70)		(232)	—	(232)
Organic constant currency MA revenue	$656	$601	$55	9%	$1,904	$1,738	$166	10%

Decision Solutions revenue	$325	$250	$75	30%	$971	$697	$274	39%
FX impact	12	—	12		28	—	28
Inorganic revenue from acquisitions	(70)	—	(70)		(230)	—	(230)
Organic constant currency Decision Solutions revenue	$267	$250	$17	7%	$769	$697	$72	10%

Research and Insights revenue	$184	$177	$7	4%	$552	$523	$29	6%
FX impact	10	—	10		15	—	15
Constant currency Research and Insights revenue	$194	$177	$17	10%	$567	$523	$44	8%

Data and Information revenue	$176	$174	$2	1%	$532	$518	$14	3%
FX impact	19	—	19		38	—	38
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Organic constant currency Data and Information revenue	$195	$174	$21	12%	$568	$518	$50	10%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2022	2021	Change	Growth	2022	2021	Change	Growth
MCO revenue	$1,275	$1,526	$(251)	(16)%	$4,178	$4,679	$(501)	(11)%
FX impact	67	—	67		142	—	142
Inorganic revenue from acquisitions	(70)	—	(70)		(232)	—	(232)
Organic constant currency MCO revenue	$1,272	$1,526	$(254)	(17)%	$4,088	$4,679	$(591)	(13)%
Key Performance Metrics:
The Company presents Annualized Recurring Revenue (“ARR”) on a constant currency organic basis for its MA business as a supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time. The Company uses ARR to manage and monitor performance of its MA operating segment and believes that this metric is a key indicator of the trajectory of MA's recurring revenue base.
The Company calculates ARR by taking the total recurring contract value for each active renewable contract as of the reporting date, divided by the number of days in the contract and multiplied by 365 days to create an annualized value. The Company defines renewable contracts as subscriptions, term licenses, maintenance and renewable services. ARR excludes transaction sales including training, one-time services and perpetual licenses. In order to compare period-over-period ARR excluding the effects of foreign currency translation, the Company bases the calculation on currency rates utilized in its current year operating budget and holds these FX rates constant for the duration of all current and prior periods being reported. Additionally, ARR excludes contracts related to acquisitions to provide additional perspective in assessing growth excluding the impacts from certain acquisition activity.
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with U.S. GAAP.

Amounts in millions	September 30, 2022	September 30, 2021	Change	Growth
ARR
Decision Solutions	$1,177	$1,071	$106	10%
Research and Insights	740	688	52	8%
Data and Information	745	683	62	9%
Total MA ARR	$2,662	$2,442	$220	9%
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
The regulatory landscape continues to evolve. In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for CRAs registered as NRSROs. The Dodd-Frank Act added additional provisions to Section 15E. Future government transitions, can bring potential changes in the laws affecting CRAs and/or the enforcement of any new or existing legislation, regulation or directives by government authorities.

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
In light of the regulations that have gone into effect in both the EU and the U.S. (as well as many other countries), periodically and as a matter of course pursuant to their enabling legislation, regulatory authorities have, and will continue to, publish reports that describe their oversight activities. In addition, other legislation, regulation and/or interpretation of existing regulation relating to the Company’s operations, including credit rating, ancillary and research services has been or is being considered by local, national and multinational bodies and this type of activity is likely to continue in the future. Finally, in certain countries, governments may provide financial or other support to locally-based CRAs. If enacted, any such legislation, regulation or support could change the competitive landscape in which the Company operates. The legal status of CRAs has been addressed by courts in various jurisdictions and is likely to be considered and addressed in legal proceedings from time to time in the future. Management of the Company cannot predict whether these or any other proposals will be enacted, the outcome of any pending or possible future legal proceedings, or regulatory or legislative actions, or the ultimate impact of any such matters on the competitive position, financial position or results of operations of the Company.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A”, commencing on page 43 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
•the impact of general economic conditions, including inflation and related monetary policy actions by governments in response to inflation, on worldwide credit markets and economic activity and its effect on the volume of debt and other securities issued in domestic and/or global capital markets;
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
•the impact of MIS’s withdrawal of its credit ratings on Russian entities and of Moody’s no longer conducting commercial operations in Russia;
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
•the timing and effectiveness of our restructuring programs, such as the 2022 - 2023 Geolocation Restructuring Program;
•currency and foreign exchange volatility;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
In the nine months ended September 30, 2022, the Company entered into new hedging transactions, which are disclosed in Note 9 to the condensed consolidated financial statements. The sensitivity analyses disclosed in our Form 10-K for the year ended December 31, 2021 have been updated below to reflect the Company's derivative instrument portfolio as of September 30, 2022.
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

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	Euro	$19 million unfavorable impact
U.S. dollar	British pound	$13 million unfavorable impact
U.S. dollar	Canadian dollar	$12 million unfavorable impact
U.S. dollar	Singapore dollar	$5 million unfavorable impact
U.S. dollar	Indian rupee	$2 million unfavorable impact
U.S. dollar	Japanese yen	$1 million unfavorable impact
$52 million unfavorable impact
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
Cross-currency swaps
The Company has cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries. Refer to Note 9 of this Form 10-Q for further details regarding these derivative instruments as of September 30, 2022.
If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $284 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR as well as SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR/SOFR-based swap rate would result in an approximate $114 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2022.
During the fiscal year ended December 31, 2021, the Company acquired RMS and during the nine months ended September 30, 2022, Moody's integrated the acquired entity into the Company’s financial reporting processes and procedures and internal controls over financial reporting.

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
For the three months ended September 30, 2022

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	395,958	$281.82	391,930	$850	million
August 1- 31	5,469	$301.87	5,411	$848	million
September 1- 30	1,083	$—	—	$848	million
Total	402,510	$282.09	397,341
(1) Includes surrender to the Company of 4,028; 58; and 1,083 shares of common stock in July, August, and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 9, 2021, the Board authorized $1 billion in share repurchase authority and on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. At September 30, 2022 there was approximately $848 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the third quarter of 2022, Moody’s issued a net 36 thousand shares under employee stock-based compensation plans.
Item 5. Other Information
For information regarding the expansion of the 2022 - 2023 Geolocation Restructuring Program, see Note 11 "Restructuring” in Part 1, Item 1 of this quarterly report on Form 10-Q.

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

.1
Seventeenth Supplemental Indenture, dated as of August 8, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 4.250% Senior Note due 2032 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 8, 2022).

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

Date: October 26, 2022