Form 10-K
period 2022-12-31
MOODYS CORP /DE/
filed 2023-02-15
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2022 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $50 billion.
As of January 31, 2023, 183.2 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 18, 2023, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
*

Auditor Name:	KPMG LLP	Auditor Location:	New York, NY	Auditor Firm ID:	185
MOODY'S 2022 10-K 1

MOODY’S CORPORATION
2     MOODY'S 2022 10-K

MOODY'S 2022 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquire Media (AM)	An aggregator and distributor of curated real-time news, multimedia, data, and alerts; acquired by the Company in October 2020

Acquisition-Related Intangible Amortization Expense	Amortization expense relating to definite-lived intangible assets acquired by the Company from all business combination transactions

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

Americas	Represents countries within North and South America, excluding the U.S.

AML	Anti-money laundering

AOCI(L)	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

Annualized Recurring Revenue (ARR)
A supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time, excluding the impact of FX and contracts related to acquisitions

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Republic of South Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. Provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools; the Company acquired a minority investment in BitSight in 2021

Board	The board of directors of the Company

BPS	Basis points

Brexit	The withdrawal of the United Kingdom from the European Union

Bureau van Dijk (BvD)	Bureau van Dijk Electronic Publishing, B.V.; a global provider of business intelligence and company information; acquired by the Company in August 2017 via the acquisition of Yellow Maple I B.V., an indirect parent of Bureau van Dijk.

Catylist	A provider of commercial real estate (CRE) solutions for brokers; acquired by the Company in December 2020

CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006; currently Moody’s owns 30% of CCXI

CDP	An international nonprofit organization that helps companies, cities, states and regions to manage their environmental impact through a global disclosure system

CFG	Corporate finance group; an LOB of MIS

CLO	Collateralized loan obligation

4     MOODY'S 2022 10-K

TERM	DEFINITION

CMBS	Commercial mortgage-backed securities; an asset class within SFG

COLI	Corporate-Owned Life Insurance

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Cortera	A provider of North American credit data and workflow solutions; acquired by the Company in March 2021

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2021 Facility

CRAs	Credit rating agencies

CRE	Commercial Real Estate

Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products

DBPPs	Defined benefit pension plans

Decision Solutions (DS)
LOB within MA that provides software and workflow tools for specific use cases (banking, insurance, KYC/KYS, CRE and structured finance solutions). This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide integrated risk solutions

DE&I	Diversity, Equity & Inclusion

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; former LOB within MA, which offered risk management software solutions as well as related risk management advisory engagements services. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to Decision Solutions, Research and Insights, and Data and Information

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ESTR	Euro Short-Term Rate

ESPP	Employee stock purchase plan

ETR	Effective tax rate

EU	European Union

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

MOODY'S 2022 10-K     5

TERM	DEFINITION

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

FIG	Financial institutions group; an LOB of MIS

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

GRI	Global Reporting Initiative, an international independent standards organization that helps organizations understand and disclose their impact on climate change, human rights and corruption

GDPR	European Union’s General Data Protection Regulation

HM Treasury	His Majesty's Treasury; the department of the Government of the United Kingdom responsible for developing and executing the government's public finance policy and economic policy

ICRA	ICRA Limited; a provider of credit ratings and research in India.

IASB	International Accounting Standards Board

IFRS	International Financial Reporting Standards

IRS	Internal Revenue Service

kompany	360kompany AG (kompany); a Vienna, Austria-based platform for business verification and Know Your Customer (KYC) technology solutions; acquired by the Company in February 2022

KYC	Know-your-customer

LIBOR	London Interbank Offered Rate

LOB	Line of business

MA	Moody’s Analytics - a reportable segment of MCO; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information

Make Whole	The prepayment penalty amount relating to certain Senior Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and a reporting unit within the MA reportable segment.

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG; CFG; FIG; PPIF; and MIS Other

MIS Other	Consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue and revenue from providing ESG research, data and assessments. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Moody's Local	A ratings platform focused on providing credit rating services in Latin American capital markets

MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MIS and MA.

6     MOODY'S 2022 10-K

TERM	DEFINITION

NAV	Net asset value

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

Credit Losses Accounting Standard
Updates to the ASC pursuant to ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This accounting guidance requires the use of an “expected credit loss” impairment model for most financial assets reported at amortized cost, which requires entities to estimate expected credit losses over the lifetime of the instrument.

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC.

OCI	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plans	The U.S. retirement healthcare and U.S. retirement life insurance plans

PassFort	A U.K. SaaS-based workflow platform for identity verification, customer onboarding, and risk analysis; acquired by the Company in November 2021

PCS	Post-Contract Customer Support

POC	People of color; includes those who identify as Asian, Hispanic, Black, American Indian/Alaskan Native, Hawaiian/Other Pacific Island or two or more races

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

RD&A	Research, Data and Analytics; former LOB within MA that offered subscription-based research, data and analytical products, including: credit ratings produced by MIS; credit research; quantitative credit scores and other analytical tools; economic research and forecasts; business intelligence and company information products; commercial real estate data and analytical tools; and learning solutions. As of January 1, 2022, the MA LOBs have been realigned from RD&A and ERS to Decision Solutions, Research and Insights, and Data and Information

RealXData	A provider of CRE lease-level portfolio management with benchmarking and rent forecasting capabilities; acquired by the Company in September 2021

Recurring Revenue	For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other represents subscription-based revenue. For MA, represents subscription-based revenue and software maintenance revenue

Reform Act	Credit Rating Agency Reform Act of 2006

Regulatory Data Corporation (RDC)	A provider of anti-money laundering (AML) and know-your-customer (KYC) data and due diligence services; acquired by the Company in February 2020

Reis, Inc. (Reis)	A provider of U.S. commercial real estate (CRE) data; acquired by the Company in October 2018

MOODY'S 2022 10-K     7

TERM	DEFINITION

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

Research and Insights (R&I)	LOB within MA that provides models, scores, expert insights and commentary. This LOB includes credit research; credit models and analytics; and economics data and models

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

Revenue Accounting Standard
Updates to the ASC pursuant to ASU No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606).” This accounting guidance significantly changed the accounting framework under U.S. GAAP relating to revenue recognition and to the accounting for the deferral of incremental costs of obtaining or fulfilling a contract with a customer

RMBS	Residential mortgage-backed securities; an asset class within SFG

RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021

ROU Asset	Assets which represent the Company’s right to use an underlying asset for the term of a lease

SaaS	Software-as-a-Service

SASB	Sustainability Accounting Standards Board

SBTi	Science Based Targets initiative; a partnership between CDP, the United Nations Global Compact, World Resources Institute and the World Wide Fund for Nature created to encourage the private sector to take the lead on urgent climate action

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SOFR	Secured Overnight Financing Rate

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.

TCFD	Task Force on Climate-Related Financial Disclosures

Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets

Transaction Revenue	For MIS, represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services as well as data services, research and analytical engagements. For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

WEF	World Economic Forum

YTD	Year-to-date

VisibleRisk	A cyber risk ratings joint venture created by Moody’s and Team8, a global venture group

WACC	Weighted Average Cost of Capital

ZM Financial Systems (ZMFS)	A provider of risk and financial management software for the U.S. banking sector; acquired by the Company in December 2020

8     MOODY'S 2022 10-K

TERM	DEFINITION

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

2022 - 2023 Geolocation Restructuring Program
Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 and expanded on October 24, 2022, relating to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations

2013 Senior Notes Due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024

2014 Senior Notes Due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044

2015 Senior Notes Due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027

2017 Senior Notes Due 2023	Principal amount of $500 million, 2.625% senior unsecured notes due January 15, 2023, but early repaid by the Company in 2022

2017 Senior Notes Due 2028	Principal amount of $500 million, 3.25% senior unsecured notes due January 15, 2028

2018 Senior Notes Due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

2018 Senior Notes Due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

2019 Senior Notes Due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030

2020 Senior Notes Due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025

2020 Senior Notes Due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050

2020 Senior Notes Due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060; the Company early redeemed $200 million of these notes in the fourth quarter of 2022

2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program

2021 Senior Notes Due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031

2021 Senior Notes Due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041

2021 Senior Notes Due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061

2022 Senior Notes Due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052

2022 Senior Notes Due 2032	Principal amount of $500 million, 4.25% senior unsecured notes due January 15, 2032

MOODY'S 2022 10-K     9

PART I
ITEM 1. BUSINESS
Background
As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.
THE COMPANY
Company Overview
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports activities in two segments: MIS and MA. Financial information and operating results of these segments, including revenue, expenses and Adjusted Operating Income, are included in Part II, Item 8. Financial Statements of this annual report and are herein incorporated by reference.

Independent provider of credit rating opinions and related information for over 100 years	Global integrated risk assessment firm providing credit rating opinions, analytical solutions and insights that empower organizations to make better, faster decisions	Provider of financial intelligence and analytical tools supporting customers’ growth, efficiency and risk management objectives

Moody's has evolved over the last 15+ years, expanding its suite of capabilities in line with customer needs

2007 - 2016
Expanded beyond ratings agency
•Established Moody’s Analytics, risk assessment franchise serving primarily banks and insurance companies •Expanded economic data and modeling capabilities •Expanded ratings to China (i.e., CCXI)

2017 - 2022
Built out substantial data and analytics capabilities

•Complemented risk management software business with private company information (i.e., BvD)
•Accelerated capability expansion (e.g., company database, CRE data, ESG data, KYC suite)
•Invested in insurance data and analytics capabilities, including weather and disaster modeling (i.e., RMS)

2023 and beyond
Positioned to serve a wide range of risk assessment markets

•Competitive differentiator: integration of data and analytics combined with expertise and technology enablement
•Further investment in data and analytics capabilities such as CRE, ESG, Climate and Cyber to serve high growth risk assessment use cases

10     MOODY'S 2022 10-K

Moody's Investors Service Overview
Moody's Investors Service (MIS) publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities. A rating from MIS enables issuers to create timely, go-to-market debt strategies in order to capture wider investor focus and deeper liquidity options.

The Benefits of a Moody's Rating
Investors seek Moody's opinions and particularly value the knowledge of its analysts and the depth of Moody's research

Access to capital	Transparency, credit comparison and market stability	Planning and budgeting	Analytical capabilities
•Moody’s opinions on credit are used by institutional investors throughout the world, making an issuer’s debt potentially more attractive to a wide range of buyers.	•Signals a willingness by issuers to be transparent and provides issuers with an independent assessment against which to compare creditworthiness.	•May help issuers when formulating internal capital plans and funding strategies.	•Among ratings advisors, Moody’s has a strong position and is well-recognized for the depth and breadth of its analytical capabilities.

•A Moody’s rating may facilitate access to both domestic and international debt capital.	•Moody’s ratings and research reports may help maintain investor confidence, especially during periods of market stress.
Ratings revenue is derived from the originators and issuers of such transactions who use MIS ratings to support the distribution of their debt issues to investors. Ratings are disseminated via press releases to the public primarily through a variety of electronic media, including the internet and real-time information systems widely used by securities traders and investors.

MIS by the Numbers

33,900 +	5,100+	3,400+
Rated Organizations and Structured Deals	Non-Financial Corporates	Financial Institutions

~$73 trillion	15,100+	8,600+
Total Rated Debt Outstanding	U.S. Public Finance Issuers	Structured Finance Deals

190+	1,000+	340+
Rating Methodologies	Infrastructure & Project Finance Issuers	Sub-Sovereigns

	144	46
	Sovereigns	Supranational Institutions
MIS also generates revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region, revenue from ESG research, data and assessments and revenue from ICRA's non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MOODY'S 2022 10-K     11

Moody's Analytics Overview
Moody's Analytics (MA) is a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help customers navigate increasingly complex risks. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities. MA’s proprietary data, research and analytics combined with cloud-based software tools deliver solutions to meet customer needs as they arise. MA’s subscription businesses provide a significant base of recurring revenue to mitigate cyclical changes in debt issuance volumes that may result in volatility in MIS’s revenues.

Helping Customers Navigate Increasing Global Risks

GLOBAL RISKS	MA PROVIDES AN INTEGRATED VIEW OF RISK

Heightened operational and reputational risks	1	Proprietary data with models, software and expertise that empower customers to better measure, monitor and manage various types of risk
Evolving regulatory environment	2	Unparalleled ability to integrate risk capabilities for unique insights
Climate change	3	Tech-enabled solutions deeply embedded in customers’ workflows
Fintech disruption & digitization
Complex credit and financial markets

MA by the Numbers

15,200 +	4,400+	900+
MA Customers	Corporates	Insurance Companies

165+	2,600+	900+
Countries where MA customers operate	Commercial Banks	Real Estate Entities

	2,300+	600+
	Professional Services	Educational Institutions

	1,900+	200+
	Asset Managers	Securities Dealers and Investment Banks

	900+	500+
	Government Entities	Others
12     MOODY'S 2022 10-K

Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including but not limited to, its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors in its operations, products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include adhering to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative (GRI); Sustainability Accounting Standards Board (SASB); and the World Economic Forum (WEF)’s Stakeholder Capitalism metrics. Moody's also issues an annual report on Stakeholder Sustainability and its implementation of the Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. Moody’s sustainability-related achievements in 2022 included the following:
–Validated Moody’s long-term net-zero targets with SBTi;
–Rolled out an all-employee training on Sustainability and ESG;
–Received the following awards/recognition: i) featured on the 2022 CDP ‘A List’ for Climate Action for third consecutive year; ii) included in FTSE4Good Index Series for the fourth consecutive year; iii) received ‘Net Zero Transition’ award from Reuters Responsible Business; iv) named ‘Climate Leader’ by the Finance of the Future Awards; v) awarded 'Best ESG Reporting (large-cap)' from IR Magazine U.S. 2022; vi) received ‘Sustainability reporting of the year – Americas’ from Environmental Finance Company Awards 2022; and vii) included in the Dow Jones Sustainability World Index for the first time;
–Published Moody’s 2021 Stakeholder Sustainability report and 2021 TCFD report; and
–Issued a global tax policy.
The Board oversees sustainability matters, with assistance from the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Audit Committee oversees financial, risk and other disclosures made in the Company’s annual and quarterly reports related to sustainability and has overseen the expanded voluntary disclosures the Company has made in its periodic filings. The Governance & Nominating Committee oversees sustainability matters, including significant issues of corporate social and environmental responsibility, as they pertain to the Company’s business and to long-term value creation for the Company and its stockholders, and makes recommendations to the Board regarding these issues. This has helped to develop the Company’s robust ESG strategy. Finally, the Compensation & Human Resources Committee oversees inclusion of sustainability-related performance goals for determining compensation of all senior executives. This oversight has resulted in the Company more fully integrating sustainability-related performance metrics into the strategic & operational compensation metric of all senior executives. The Board also oversees Moody’s policies for assessing and managing the Company's exposure to risk, including climate-related risks such as business continuity disruption and reputational or credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS.

Three Pillars of Moody's Sustainability Strategy

Better Business	Better Lives	Better Solutions
For Moody's operations and value chain	For Moody's people and communities	For market transformation
Strive to embed responsible, sustainable decision-making into our operations and value chain.	Aim to foster a nurturing and inclusive culture across Moody's people and communities.	Deliver trusted perspectives on financial materiality and sustainability performance that help our customers decode risk and unlock opportunity.
MOODY'S 2022 10-K     13

HUMAN CAPITAL
Moody's believes that a workforce representing an array of backgrounds and experiences helps create an environment that maximizes every employee’s contribution, widens the leadership pipeline and enhances our work, including the quality of our opinions, products and services.
As of December 31, 2022 and 2021, the number of Moody’s employees was as follows:

		December 31,		Change
		2022	2021	%
MIS	U.S.	1,538	1,459	5%
	Non-U.S.	3,981	3,836	4%
	Total	5,519	5,295	4%
MA	U.S.	2,789	2,647	5%
	Non-U.S.	4,333	3,882	12%
	Total	7,122	6,529	9%
MSS	U.S.	741	728	2%
	Non-U.S.	1,044	908	15%
	Total	1,785	1,636	9%
Total MCO	U.S.	5,068	4,834	5%
	Non-U.S.	9,358	8,626	8%
	Total	14,426	13,460	7%
–The MIS employee population primarily consists of credit analysts, data and operations analysts, credit strategy and methodology professionals, software engineers, sales and sales operations, and international strategy teams.
–MA’s employee population primarily consists of software engineers, data and operation analysts, advisory and implementation teams and economists, as well as sales and sales support professionals.
–The MSS employee population primarily consists of information technology professionals and other professional staff such as finance, human resources and legal that support both MIS and MA.
As a global integrated risk assessment firm, attracting, supporting and retaining skilled talent is essential to the Company’s success. Moody’s addresses these goals by:
–championing DE&I among employees;
–providing market-competitive compensation, benefits and wellness programs; and
–advancing employee engagement, including supporting employee learning, development and skills enhancement.
Diversity, Equity and Inclusion (DE&I)
Moody's believes it is imperative to be visible champions of DE&I because differing thoughts and perspectives help to enrich the Company’s offerings to its many stakeholders and improve performance and retention. The key objectives for which the Company focuses with respect to these items include:
–incorporating DE&I into Moody’s business strategy;
–establishing leadership accountability with respect to diversity, including through executive compensation programs;
–working to increase diverse representation (e.g., women and underrepresented groups);
–continuing to advance women and underrepresented employees in leadership roles;
–enhancing employee training in DE&I matters;
–promoting equal employment opportunities in all aspects of employment;
–designing the Company’s compensation practices to provide equal pay for equal work; and
–incorporating market standards, role, experience and performance into compensation decisions.
The executive leadership team’s focus on these items is vital to attract, support and retain its skilled talent. Additionally, an Executive Diversity Council is tasked with overseeing the implementation and progression of the DE&I strategy and goals across our business. Chaired by our CEO and composed of senior leaders who are committed to DE&I best practices, the members of the council meet quarterly so that DE&I policies are an ongoing focus throughout the company.
14     MOODY'S 2022 10-K

Moody’s has numerous diversity programs and eleven active business resource groups (“BRGs”) that contribute to a more effective and inclusive work environment by fostering the recruitment, development and retention of diverse and talented individuals. The BRGs represent 53 chapters and more than 3,600 employees participating globally as of December 31, 2022. The Company’s diversity programs are designed to expand Moody’s talent pipeline and include the TIDE program (Talent Aspirations & Alignment, Insights, Development & Career Planning and Exposure & Expansion), which is a high potential employee diversity initiative aimed at elevating women and ethnically diverse employees at the Senior Vice President/Senior Director level and above; and RISE, a global program for women at the Vice President/Director level focused on addressing the unique challenges of women in the workplace.
The Company provides and periodically updates information on its BRGs and other diversity, inclusion and equity programs in its various sustainability and stakeholder reports and on its DE&I microsite. See moodys.com/sustainability and moodys.com/diversity for these items. The content of those websites is not incorporated by reference herein.
The charts below present additional information regarding the diversity of the Company's workforce as of December 31, 2022. The percentage for people of color ("POC") includes those who identified as Asian, Hispanic, Black, American Indian/Alaskan Native, Hawaiian/Other Pacific Island or two or more races. Officers and Managers are calculated using the job categories: executives, senior managers, mid-level managers, and first-level managers. The following data is based on Company records and may involve estimates or assumptions.

Total Workforce: Gender	U.S. Workforce: Ethnicity

Total Officers and Managers: Gender (1)	U.S. Officers and Managers: Ethnicity
(1) Total officers and managers by gender represents approximately 90% of employees (excludes certain non-wholly-owned subsidiaries and newly acquired companies for which this data was not available).
Additionally, approximately 27% of our Board of Directors identified as female and 27% as POC.
Compensation, Health and Wellness
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
With respect to benefits, the Company views investments in benefits as an investment in its people. Moody’s is committed to providing competitive benefits programs designed to care for all employees and their families. The Company’s comprehensive programs offer resources for physical and mental health that promote preventive care, awareness and support for a healthy
MOODY'S 2022 10-K     15

lifestyle. Beyond delivering health, welfare, retirement benefits, and paid vacation and sick days, Moody’s extends other benefits to support its employees and their families, such as parental leave and educational support.
The Company also promotes flexible work arrangements, which support the Company’s efforts to create a work atmosphere in which people feel valued and inspired to give their best. To balance the needs of Moody's employees and business, the Company has implemented a "PurposeFirst" framework, which fosters purpose-driven decisions relating to how and where Moody's teams work.
Talent Management, Employee Engagement and Retention
Moody’s talent management framework includes learning and development, talent acquisition, performance management, total rewards, succession planning and leadership development. Each of these areas supports the Company’s business strategy and Moody’s culture as a diverse, equitable and inclusive place to work. Moody's views learning and development as an investment in its people that aligns their professional goals and interests with the success of the Company and helps to retain talent over the longer-term. A number of training programs are available, including leadership development, professional skills development, and technical skills.
The Company measures employee engagement via multiple channels, including a Business Engagement Survey (BES) for employees to provide anonymous and candid feedback to management. This periodic survey helps Moody's management understand our employees’ level of engagement in critical areas, which include, but are not limited to: company strategy; opportunities for employee development; and work/life balance. Managers are accountable for identifying opportunity areas and taking targeted actions based on survey results. The feedback received through the BES is used as a vital input into making decisions to improve employee experience and retention.
Management monitors employee turnover rates as presented in the chart below:
The increase in the Company's voluntary turnover rates in 2022 compared to 2021 is likely due to the overall strength of the global labor market for much of 2022, especially for technology-related jobs. The increase in the Company's involuntary turnover rates in 2022 compared to 2021 is primarily due to the 2022-2023 Geolocation Restructuring Program, which resulted in a reduction in staff, including the relocation of certain job functions.
CLIMATE CHANGE
Climate change is a defining issue of our time, and while Moody’s has a limited direct environmental impact, we do nonetheless have an important role to play in demonstrating proactive corporate responsibility and best practices when it comes to climate change mitigation. As such, the Company is taking steps to achieve its commitment to net-zero emissions across its operations and value chain by 2040 by publishing its TCFD report on an annual basis, issuing its decarbonization plan and taking actions to achieve its near and long-term net-zero targets.
Moody’s Decarbonization Plan outlines tangible strategies for realizing its climate ambitions, including the procurement of 100% of renewable electricity in the Company’s office spaces and optimizing efficiencies in its operations through its hybrid work program. The costs associated with the implementation of the Decarbonization Plan are not expected to be material.
Furthermore, Moody’s has invested in acquisitions, including RMS, that expand its climate data and analytics capabilities further. To integrate these capabilities into existing offerings, Moody’s is enhancing its technology infrastructure to provide its analysts and researchers with streamlined access to consistent and high-quality climate insights. These enhancements will allow Moody’s to seamlessly integrate climate considerations into its solutions to enable sustainable decision-making.
16     MOODY'S 2022 10-K

MOODY’S STRATEGY
Moody's is a global integrated risk assessment firm that empowers organizations to make better decisions. Our data, analytical solutions and insights help decision-makers identify opportunities and manage the risks of doing business with others.

Mission	Provide trusted insights and standards that help decision-makers act with confidence

Growth Strategy	Invest with intent to grow and scale

	Invest with intent to grow and strengthen our core business with a foundation of credibility, transparency, technology, data and analytics	Invest in integrated solutions to allow customers to manage multiple risks, bringing the best of Moody's capabilities	Invest to successfully scale in priority growth markets with highly differentiated products and services

Investment in high growth markets

Execution Priorities	How we will get it done

	Customer first	Develop our people and culture	Collaborate, modernize and innovate

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Illustrative examples include:

Enhancements to ratings quality and product extensions	Investments that extend ownership and participation in joint ventures and strategic alliances	Expansion in emerging markets	New products, services, content and technology capabilities to meet customer demands	Selective bolt-on acquisitions that accelerate the ability to scale and grow Moody’s businesses
MOODY'S 2022 10-K     17

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
MIS Prospects for Growth
Strong secular trends should continue to provide long-term growth opportunities in MIS. Key growth drivers include:

EXPANDING GLOBAL GDP	ONGOING INCREASE IN REFUNDING WALLS	AGENCY OF CHOICE
Debt issuance driven by global GDP growth	Refunding needs support MIS growth	Trusted brand recognized for in-depth insights and research

GEOGRAPHIC EXPANSION	ENHANCING CAPABILITIES	BANK DISINTERMEDIATION
Serving domestic markets via Moody’s Local and affiliates in key markets	Meeting customers’ evolving risk assessment demands, including ESG & Climate and Cyber	Disintermediation of credit is an ongoing trend in the global capital markets
18     MOODY'S 2022 10-K

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
MA Prospects for Growth
As an integrated risk assessment business, MA helps customers build resilience by providing tools to measure the financial implications of risk and capitalize on related opportunities. Growth in MA is likely to be driven by expansion across customer sectors fostered by a broadening of MA's data, analytics and software solutions to meet an expanded set of customer use cases.
MA’s business growth is driven by a number of factors, including:

STRONG CUSTOMER RETENTION RATES	CROSS-SELLING, UPGRADES & PRICING	CONTINUED SAAS TRANSITION	INCREASED DISTRIBUTION CAPACITY	NEW PRODUCT DEVELOPMENT

Moody’s expects that MA products and services that measure and manage risk, provide business insights, and enable compliance with financial regulation, including AML, KYC, and accounting standards, will continue to be in demand from institutions worldwide. To respond to other sources of demand and drive growth, MA is actively investing in new product innovation, enhanced data sets and improved delivery services (e.g., software-as-a-service). These efforts should support broader distribution of MA’s capabilities, deepen relationships with existing customers and drive new customer acquisition.
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
MA competes broadly in the financial information and enterprise risk software industries against various diversified competitors. MA’s main competitors within Decision Solutions are providers of software and analytic solutions. In Research & Insights, MA faces competition from providers of economic data, financial research and analysis. MA's main competitors within Data & Information are providers of commercial and financial data.
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
MOODY'S 2022 10-K     19

In the U.S., CRAs are subject to extensive regulation primarily pursuant to the Reform Act and the Dodd-Frank Act. The Reform Act added Section 15E to the Exchange Act and provided the SEC with the authority to establish a registration and oversight program for CRAs registered as NRSROs. The Dodd-Frank Act added additional provisions to Section 15E.
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. ESMA has direct supervisory responsibility for registered CRAs throughout the EU. MIS’s EU CRA subsidiaries are registered and are subject to CRA regulation in the EU and periodic inspection by ESMA. From time to time, ESMA publishes interpretive guidance, or thematic reports regarding various aspects of the CRA regulation and, annually, sets out its work program for the forthcoming year. The Commission is moving forward with their sustainable finance strategy which was released in July 2021. This includes further assessments in respect of both CRAs and sustainability ratings and research, which might lead to legislative action.
On December 31, 2020, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority (FCA). Regulatory arrangements also came into effect in both the U.K. and the EU to allow credit ratings to be available for regulatory use in both the EU and the U.K. MIS has put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. The FCA has recently stated that it intends to launch a review of competition in the market for credit rating data feeds during the first quarter of 2023. The U.K. Government is also considering bringing ESG data and ratings firms within the scope of FCA authorization and regulation.
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
The Company, primarily through MA and its subsidiaries, licenses certain of its databases, software applications, credit risk models, research and other publications and services that contain intellectual property to its customers. In addition, the Company licenses certain databases, software applications, assessments, research and other publications and services relating to ESG and climate risks that contain intellectual property to its customers. These licenses are provided pursuant to standard agreements containing customary restrictions and intellectual property protections.
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
The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its affiliates. The Company owns patents (including granted, allowed and pending patents). None of the Company's intellectual property is subject to a specific expiration date, except to the extent that the patents and the copyright in items that the Company creates (such as credit reports, research, software, and other written opinions) expire pursuant to relevant law.
20     MOODY'S 2022 10-K

The Company considers its intellectual property to be proprietary, and Moody’s relies on a combination of copyright, trademark, trade secret, patent, non-disclosure and other contractual and technological safeguards for protection. Moody’s also pursues instances of third-party infringement of its intellectual property in order to protect the Company’s rights.
Available Information
Moody’s investor relations internet website is https://ir.moodys.com/. Under the “SEC Filings” tab at this website, the Company makes available free of charge its annual reports on Form 10-K, proxy and other information statements, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the SEC.
The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and other information statements that the Company files electronically with the SEC. The SEC’s internet site is https://www.sec.gov/.
Information About Our Executive Officers

Name, Age, Position and Biographical Data

Robert Fauber, 52
President and Chief Executive Officer
Mr. Fauber has served as the Company’s President and Chief Executive Officer since January 2021. Mr. Fauber joined the Board of Directors in October 2020 and he currently serves on the Executive Committee of the Board of Directors. Prior to serving as CEO, Mr. Fauber served as Chief Operating Officer from November 2019 to December 2020, as President of MIS from June 2016 to October 2019, as Senior Vice President—Corporate & Commercial Development of Moody’s Corporation from April 2014 to May 2016, and was Head of the MIS Commercial Group from January 2013 to May 2016. From April 2009 through April 2014, he served as Senior Vice President—Corporate Development of Moody’s Corporation. Mr. Fauber served as Vice President—Corporate Development from September 2005 to April 2009. Prior to joining Moody’s, Mr. Fauber served in several roles at Citigroup and its investment banking subsidiary.

John J. Goggins, 62
Executive Vice President and General Counsel
Mr. Goggins has served as the Company’s Executive Vice President and General Counsel since April 2011 and the Company’s Senior Vice President and General Counsel from October 2000 until April 2011. Mr. Goggins joined Moody’s Investors Service, Inc. in February 1999 as Vice President and Associate General Counsel.

Mark Kaye, 43
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

MOODY'S 2022 10-K     21

Name, Age, Position and Biographical Data

Caroline Sullivan, 54
Chief Accounting Officer and Corporate Controller
Ms. Sullivan has served as the Company’s Chief Accounting Officer and Corporate Controller since December 2018. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America from 2011 to 2018, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions including Controller. Ms. Sullivan, a CPA, previously held various senior positions at several banks and a major accounting firm, and is a member of the Board of Directors of Financial Executives International.

Stephen Tulenko, 55
President, Moody’s Analytics
Mr. Tulenko has served as President of Moody’s Analytics since November 2019. Mr. Tulenko served as Executive Director of ERS from 2013 to October 2019 and as Executive Director of Global Sales, Customer Service and Marketing from 2008 to 2013. Prior to the formation of Moody’s Analytics, he held various sales, product development and product strategy roles at Moody’s Investors Service, Inc. Mr. Tulenko joined Moody’s in 1990.

Michael West, 54
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

22     MOODY'S 2022 10-K

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
The events and consequences discussed in these risk factors could, in circumstances the Company may not be able to accurately predict, recognize, or control, have a material adverse effect on Moody’s business, financial condition, operating results (including components of the Company’s financial results such as sales and profits), cash flows and stock price. These risk factors do not identify all risks that Moody’s faces. The Company could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks. In addition to the effects of general economic conditions, including inflation and related monetary policy actions in response to inflation, and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic climate may give rise to or amplify many of these risks discussed below.
A. Legal and Regulatory Risks
Moody’s Faces Risks Related to U.S. Laws and Regulations Affecting the Credit Rating Industry and Moody’s Customers.
Moody’s operates in a highly regulated industry and is subject to extensive regulation by federal, state and local authorities in the U.S., including the Reform Act and the Dodd-Frank Act. These regulations are complex, continually evolving and have tended to become more stringent over time. Additionally, changes in Congress may increase the uncertainty with regard to potential changes in these laws and regulations and the enforcement of any new or existing legislation or directives by government authorities. See “Regulation” in Part I, Item 1 of this annual report on Form 10-K for more information. The current laws and regulations:
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
In addition, MA derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight. U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Bureau, as well as many state agencies, have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under service agreements with such customers.
MOODY'S 2022 10-K     23

Moody’s Faces Risks Related to Financial Reforms Outside the U.S. Affecting the Credit Rating Industry and Moody’s Customers.
In addition to the extensive and evolving U.S. laws and regulations governing the industry, foreign jurisdictions have taken measures to regulate CRAs and the markets for credit ratings. In particular, the EU has adopted a common regulatory framework for CRAs operating in the EU and continues to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. Credit ratings emanating from outside the EU are subject to ESMA’s oversight if they are endorsed into the EU. Additionally, other foreign jurisdictions have taken measures to increase regulation of CRAs and markets for credit ratings. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information.
The EU and other jurisdictions, as discussed further below, adopt legislation and engage in rulemaking on an ongoing basis that significantly impacts operations and the markets for the Company's products and services. Future laws and regulations could extend to products and services not currently regulated. These regulations could: (i) affect the need for debt securities to be rated, (ii) expand supervisory remits to include credit ratings issued outside the home jurisdiction and used for regulatory purposes, (iii) increase the level of competition in the market for credit ratings, (iv) establish criteria for credit ratings or limit the entities authorized to provide credit ratings, (v) restrict the collection, use, accuracy, correction and sharing of personal information by CRAs, or (vi) regulate pricing (for example to require fees that are based on costs and are non-discriminatory) on products and services provided by MA such as those products that incorporate credit ratings and research originated by MIS. Future regulations could also affect products and services the Company offers in the ESG sector.
Following the Brexit implementation period that ended December 31, 2020 the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority ("FCA"). MIS put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. On December 31, 2020, the U.K. also onshored the EU CRA Regulation, with certain necessary modifications, into U.K. domestic law (the “U.K. CRA Regulation”). The U.K. CRA Regulation contains requirements for the registration, regulation and supervision of CRAs based in the U.K. It also sets out the circumstances in which U.K. financial institutions can use credit ratings for regulatory purposes, as well as specific obligations for issuers, originators and sponsors relating to structured finance instruments. It is unclear if the regulation of CRAs in the EU and the U.K. will differ over time, and divergent regulation between the EU and the U.K. over time or differing interpretations by the FCA and ESMA of CRA regulation could adversely affect MIS’s business through additional operating obligations and resulting increased cost.
In February 2022, the FCA published a portfolio letter on its CRA supervision strategy. Among other things, the FCA explained that it takes a holistic approach to supervising CRAs. This means that if a CRA or the group to which it belongs also carries on unregulated activities (for example, ESG ratings), the FCA may assess these unregulated activities as part of its supervision of regulated activities. CRAs need to be able to demonstrate that they have considered, and are actively managing, potential risks from any unregulated activities. The FCA also identified its supervisory priorities for CRAs, which consist of: ratings process and methodologies; governance and oversight; market and perimeter risks; and operational resilience and resourcing. The FCA also identified some other priority areas where it will be carrying out work relevant to CRAs, including a market study on accessing and using wholesale data and ongoing work on ESG ratings.
Both of Moody’s segments face risks related to financial reforms outside the U.S. affecting the credit rating industry and Moody’s customers. MIS is a registered entity and is therefore subject to formal regulation and periodic or other inspections in the EU and other foreign jurisdictions, such as, but not limited to, Hong Kong and China, where it operates through registered subsidiaries. For example:
–In the EU and the U.K., applicable rules include procedural requirements with respect to credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory rotation requirements of CRAs hired by issuers of securities for credit ratings of resecuritizations, and restrictions on CRAs or their shareholders if certain ownership thresholds are crossed. Additional procedural and substantive requirements include conditions for the issuance of credit ratings, rules regarding the organization of CRAs, restrictions on activities deemed to create a conflict of interest, including requirements that fees be based on costs and non-discriminatory, and special requirements for credit ratings of structured finance instruments.
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
–In China, while MIS is not a licensed CRA, it does issue global credit ratings on Chinese issuers from offices outside of China. In addition, the Company holds a 30% investment in CCXI, a domestic CRA licensed in China. China has laws applicable to domestic CRAs as well as foreign investment in such entities and entities in general (including national security review). Such laws are broadly crafted and the implementation and interpretation of such laws are subject to the broad discretion of Chinese regulators, which could affect the Company's ability to conduct business in China.
24     MOODY'S 2022 10-K

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
Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries related to MIS’s ratings actions, as well as other business practices and products within both MIS and MA. When the market value of credit-dependent instruments has declined or defaults have occurred, whether as a result of difficult economic times, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s has faced has increased significantly. Parties who invest in securities rated by MIS have pursued claims against MIS or Moody’s for losses they faced in their portfolios. For instance, Moody’s faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the financial crisis of 2007-2008. Evolving expectations on ESG disclosures and reporting could also result in new regulatory actions at a corporate and business unit level. Legal proceedings impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
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
MOODY'S 2022 10-K     25

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
Moody’s Faces Risks Related to Tax Matters, Including Changes in Tax Rates or Tax Rules.
As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the taxable income and applicable tax rates in the various jurisdictions in which the Company operates. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where Moody’s faces higher tax rates, losses incurred in jurisdictions for which Moody’s is not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting and the global minimum tax rate initiatives being led by the Organization for Economic Co-operation and Development, which requires companies to disclose more information to tax authorities on operations around the world, and the European Union’s state aid rulings, could have a material adverse effect on the Company’s effective tax rate, results of operations and financial condition and may lead to greater audit scrutiny of profits earned in various countries.
In addition, Moody’s is subject to regular examination of its income tax returns by the Internal Revenue Service and other tax authorities around the world. Moody’s regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, including unrecognized tax benefits; however, developments in an audit or litigation could materially and adversely affect the Company. Although the Company believes its tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in its income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect the Company’s business, operating results, cash flows and financial condition.
B. Risks Related to our Business
The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.
Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere, including, but not limited to, in Latin America or China, affects the number of securities offerings undertaken within those particular areas. In addition to the risks addressed elsewhere in this section, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:
–economic and geopolitical market conditions, including the effect of these conditions on customers and customer retention;
–exposure to exchange rate movements between foreign currencies and USD;
–restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;
–U.S. laws affecting overseas operations, including domestic and foreign export and import restrictions, tariffs and other trade barriers and restrictions, such as those related to the U.S.’s relationship with China and embargoes and sanctions laws with respect to Russia, including the ongoing conflict between Ukraine and Russia, and Venezuela;
–differing and potentially conflicting legal or civil liability, compliance and regulatory standards;
26     MOODY'S 2022 10-K

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
–difficulties in staffing and managing foreign operations;
–difficulties and delays in translating documentation into foreign languages;
–potentially adverse tax consequences; and
–complexities of compliance with employment laws and new data and cybersecurity rules in numerous jurisdictions.
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, and anticorruption including the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other similar local laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination or allegations, even if unfounded, that the Company has violated sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies, and restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
Moody’s Operations are Exposed to Risks from Infrastructure Malfunctions or Failures.
Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including: (i) New York City, the location of Moody’s headquarters, (ii) major cities worldwide in which Moody’s has offices, (iii) locations in Europe that may be affected by the conflict in Russia/Ukraine; and (iv) locations in China used for certain Moody’s work. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, the Company's data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and the Company’s extensive controls to reduce the risk of error inherent in our operations cannot eliminate such risk completely. To the extent the Company grows through acquisitions, newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as Moody's has. As their systems are integrated into Moody's, a vulnerability could be introduced, which could impact platforms across the Company. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, weather (including climate change), natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, pandemic (including the COVID-19 pandemic), war or otherwise, may impair the Company’s ability to deliver its products and services.
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
MOODY'S 2022 10-K     27

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
The Economics of the Company’s Business is Dependent on the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets. Recent Financial Market Conditions, Including Decreased Asset Levels and Flows into Investment Vehicles, Increases in Interest Rates and Other Volatility Has Had, and May Continue to Have, a Material Adverse Impact on the Volume of Debt Securities Issued.
Moody’s business is impacted by general economic conditions and volatility in world financial markets. Furthermore, issuers of debt securities have increasingly elected to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations, changes in laws (including tax-related laws) or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which Moody’s provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.
Current market, economic and government factors are negatively impacting the volume of debt securities issued in global capital markets and the demand for credit ratings, which is materially and adversely affecting the Company’s business, operating results and financial condition. These factors include increases in interest rates (as well as the related monetary policy by governments in the response to inflation), the withdrawal of COVID-19 economic stimulus, inflationary pressures, increases in mortgage rates, widening credit spreads, regulatory and political developments (including uncertainty in various jurisdictions where Moody's operates), difficult economic conditions, growth in the use of alternative sources of credit, and defaults by significant issuers. Further declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results, financial condition, cash flows and prospects.
Moody’s initiatives to reduce costs to counteract a decline in its business, including the 2022 - 2023 Geolocation Restructuring Program, may not be sufficient. Cost reductions, including those associated with this program, may be difficult or impossible to obtain in the short term, due in part to rent, technology, compliance, compensation and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, cost-reduction initiatives, including those under-taken to date, could make it difficult for the Company to rapidly expand operations in order to accommodate any unexpected increase in the demand for ratings. Further volatility in the financial markets, including continued decreases in the volumes of debt securities and increases in interest rates, may have a material adverse effect on the business, operating results and financial condition, which the Company may not be able to successfully offset with cost reductions.
The Company Faces Increased Pricing Pressure from Competitors and/or Customers.
There is price competition in the credit rating, research, and credit risk management markets, as well as in the market for research, business intelligence and analytical services offered by MA. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. At the same time, a challenging business environment and consolidation among both competitors and customers, particularly those involved in structured finance products and commercial real estate, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Recent weak economic growth has intensified competitive pricing pressures, which may result in customers’ use of free or lower-cost information that is available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it can lose market share when its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services will have a material adverse impact on its business, operating results and financial condition.
28     MOODY'S 2022 10-K

The Company Is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody's, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process, including as to the Company’s recent ESG initiatives, and its implementation with respect to one or more securities and intentional, poor representation of our products and services by our partners or agents, manipulation of our products and services by third parties, or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the credit rating industry. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
The Introduction of Competing Products, Technologies or Services by Other Companies Can Negatively Impact the Nature and Economics of the Company’s Business.
The markets for credit ratings, research, credit risk management services, business intelligence and analytical services are highly competitive and characterized by rapid technological change, changes in customer and investor demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products, technologies and services that anticipate customers’ and investors’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers, some of whom are also suppliers to Moody’s; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which they do business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing risk, including credit and climate risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
Moody’s Is Exposed to Risks Related to Loss of Skilled Employees and Related Compensation Cost Pressures.
Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced professionals, including financial analysts. Competition for skilled individuals in the financial services industry is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. Rising expenses including wage inflation, and global labor shortages could adversely affect Moody’s ability to attract and retain high-quality employees. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including in response to changes brought on by the COVID-19 pandemic, with respect to flexible working or other matters. There is a risk that even when the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed. Further, employee expectations in areas such as environmental, social matters and corporate governance have been rapidly evolving and increasing. A failure to adequately meet employee expectations may result in an inability to attract and retain talented employees.
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
MOODY'S 2022 10-K     29

Moody’s Acquisitions, Dispositions and Other Strategic Transactions or Investments May Not Produce Anticipated Results Exposing the Company to Future Significant Impairment Charges Relating to Its Goodwill, Intangible Assets or Property and Equipment.
Moody’s regularly evaluates and enters into acquisitions, dispositions or other strategic transactions and investments to strengthen its business and grow the Company. For example, Moody’s acquired Bureau van Dijk in 2017, Reis in 2018, Regulatory DataCorp (RDC) in 2020, and RMS in 2021. Such transactions and investments present significant challenges and risks. The Company faces intense competition for acquisition targets, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions on favorable terms or at all. Additionally, the Company makes significant investments in technology, including software for internal use, which can be expensive, time-intensive and complex to develop and implement.
The anticipated growth, synergies and other strategic objectives of completed transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. Any strategic transaction involves a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; future developments that impair the value of purchased goodwill or intangible assets; diversion of management’s focus from other business operations; failure to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies; disputes or litigation arising out of acquisitions or dispositions; challenges retaining the customers of the acquired business; coordination of product, sales, marketing and program and systems management functions; integration of employees from the acquired business into Moody’s organization; integration of the acquired business’s accounting, information technology, human resources, legal and other administrative systems with Moody’s; risks that acquired systems expose us to cybersecurity risks; and for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political, and regulatory risks associated with specific countries. The anticipated benefits from an acquisition or other strategic transaction or investment may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions and investments to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.
At December 31, 2022, Moody’s had $5,839 million of goodwill and $2,210 million of intangible assets on its balance sheet. Approximately 94% of the goodwill and intangible assets reside in the MA business, including those related to Bureau van Dijk and RMS, and are allocated to the two reporting units within MA. The remaining 6% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
The Global COVID-19 Pandemic May Have a Material Adverse Impact on the Company’s Operations and Financial Performance.
The Company’s operations and financial performance could be negatively impacted by future effects of the COVID-19 pandemic. The future impact of the pandemic on the Company’s operations and financial performance as well as the performance of our customers, depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions (including restrictions on travel and workforce pressures); actions taken in response to global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; the potential emergence of new COVID-19 variants; uncertainty presented by approved vaccines, corresponding rollout and unanticipated consequences of such vaccines; and the pace of recovery as the pandemic subsides. These future impacts may have the effect of heightening many of the other risks, such as those surrounding cybersecurity due to increased remote work, described in our risk factors in this Form 10-K.
Our business could be negatively impacted by climate change.
As a global company, our employees and offices are subject to risks related to the impact of climate change. We have offices in locations that are vulnerable to the effects of climate change and extreme weather. In addition, continued reliable energy sources are critical for business continuity globally and those sources too can be impacted by extreme weather. The frequency and impact of extreme weather events on critical infrastructure has the potential to disrupt the Company’s ongoing operations, as well as the operations of our vendors and customers, and may result in losses and additional costs to maintain or resume operations.
C. Technology Risks
The Company Is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information relating to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third party vendors. Unauthorized disclosure of
30     MOODY'S 2022 10-K

this information could cause our customers to lose faith in our ability to protect their confidential information and therefore cause customers to cease doing business with us. The risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt. Breaches of Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks some of which may be carried out by state-sponsored actors, hacking, “phishing” attacks, computer viruses, social media impersonation, ransomware, or malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions, may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites or systems, applications, data processing, or disruption of other business operations, or may compromise the confidentiality and integrity of material information held by the Company (including information about Moody’s business, employees or customers), as well as sensitive personally identifiable information (PII), the disclosure of which could lead to identity theft. Measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Additionally, the Company may be exposed to additional threats as the Company migrates its data from legacy systems to cloud-based solutions, and increased dependence on third parties to store cloud-based data subjects the Company to further cyber risks. Further, many of our employees work remotely, which magnifies the importance of the integrity of our remote access security measures and may expose the Company to additional cyber risks.
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
The Company Is Exposed to Risks Related to Protection of Personal Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security such as the Federal Trade Commission Act in the United States, the General Data Protection Regulation (“GDPR”) in the European Union, the General Data Protection Regulation in the U.K., the Cyber Security Law, the Data Security Law, and the Personal Information Protection Law in China and various other international, federal, state and local laws and regulations. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, GDPR, which became effective in May 2018, greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, laws such as the California Consumer Privacy Act of 2018 ("CCPA"), require among other things, covered companies to provide disclosures to consumers, and affords consumers the ability to opt-out of certain sales of personal information. The California Privacy Rights Act of 2020 (“CPRA”) became effective on January 1, 2023. The effects of non-compliance with the CCPA, CPRA and other similar data privacy laws in other jurisdictions are significant, and may require the Company to modify its data processing practices and policies and to incur additional costs and expenses. All of these evolving compliance and operational requirements have required changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders, the cessation of existing business practices, and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
MOODY'S 2022 10-K     31

The Company Is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, Cloud and Network Infrastructure (Together, “Third Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.
Moody’s relies on Third Party Technology in connection with its product development and offerings and operations. The Company depends on the ability of Third Party Technology providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, provide data necessary to develop and maintain its products and respond to emerging industry standards and other technological changes. The Third Party Technology Moody’s uses can become obsolete or restrictive, incompatible with future versions of the Company’s products, fail to be comprehensive or accurate, unavailable or fail to operate effectively, and Moody’s business could be adversely affected when the Company is unable to timely or effectively replace such Third Party Technology.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007. As of December 31, 2022, Moody’s operations were conducted from 29 U.S. offices and 89 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.     LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 –“Financial Statements”, Note 21 “Contingencies” in this Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	8,398	$—	—	$848 million
November 1- 30	529	$—	—	$848 million
December 1- 31	493	$—	—	$848 million
Total	9,420	$—	—
(1)Includes surrender to the Company of 8,398, 529 and 493 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)Amounts shown are as of the last day of each of the months. On February 9, 2021, the Board authorized $1 billion in share repurchase authority and on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. At December 31, 2022, there was approximately $848 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the fourth quarter of 2022, Moody’s issued a net 38 thousand shares under employee stock-based compensation plans.
32     MOODY'S 2022 10-K

COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2023 was 1,555. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2022, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,035,203	(1)	$181.35	16,415,492	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	3,035,203		$181.35	16,415,492
(1)Includes 2,269,406 options and unvested restricted shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, 104,033 options and unvested restricted shares outstanding under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan and 6,370 unvested restricted shares outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 655,394 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout of 200% of the target award for performance shares granted in 2020, 2021 and 2022. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 327,697.
(2)Does not reflect unvested restricted shares or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 12,577,447 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 6,718,549 may be issued as restricted stock, performance shares or other stock-based awards under the 2001 Stock Incentive Plan, 442,093 shares available for issuance as options, shares of restricted stock or performance shares under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan, and 873,572 shares available for issuance as options, shares of restricted stock or performance shares under the 1998 Directors Plan, and 2,522,380 shares available for issuance under the Company’s Employee Stock Purchase Plan.
MOODY'S 2022 10-K     33

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Composite Index and the Russell 3000 Financial Services Index.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2017. The comparison also assumes the reinvestment of dividends, if any. The total return for the Company's common stock was 98% during the performance period as compared with a total return during the same period of 57% and 48% for the S&P 500 Composite Index and the Russell 3000 Financial Services Index, respectively.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the Standard & Poor’s 500 Composite Index, and
the Russell 3000 Financial Services Index

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Moody’s Corporation	$100.00	$95.90	$164.22	$202.45	$274.46	$197.60
S&P 500 Composite Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Russell 3000—Financial Services Index	$100.00	$91.65	$121.82	$129.87	$174.77	$147.73
The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
34     MOODY'S 2022 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 61 and Item 1A. “Risk Factors” commencing on page 23 for a discussion of uncertainties, risks and other factors associated with these statements.
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
Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company is monitoring current macroeconomic and geopolitical uncertainties that have contributed to declines in rated issuance volumes in 2022. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. While market volatility in 2022 has resulted in declines in rated issuance volumes, the Company believes that these declines are predominantly cyclical in nature. However, due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future ratings issuance volumes. Refer to Item 1A. “Risk Factors” for further disclosure relating to these risks.
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
COVID-19
The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business. The Company continues to monitor regional developments relating to the COVID-19 pandemic to inform decisions regarding its offices and its business travel policies. As of the date of the filing of this annual report on Form 10-K, the Company has reopened all of its offices for employees to access.
The COVID-19 pandemic has not had a material adverse impact on the Company's reported results to date and is currently not expected to have a material adverse impact on its financial outlook. Refer to Item 1A. “Risk Factors” for further disclosure relating to the risks of the COVID-19 pandemic on the Company's business.
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
MOODY'S 2022 10-K     35

Goodwill and Other Acquired Intangible Assets
At July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MIS and MA), or one level below an operating segment (i.e., a component of an operating segment).
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
The Company last performed quantitative assessments on all reporting units at July 31, 2021, pursuant to a change in reporting unit structure in the MA reportable segment. The quantitative assessments performed at July 31, 2021 resulted in fair values that significantly exceeded carrying values for all reporting units.
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
Annual goodwill impairment assessment performed at July 31, 2022
At July 31, 2022, the Company performed qualitative assessments for each of the four reporting units. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, at July 31, 2021 (the date of the last quantitative assessment). As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.
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
The sensitivity analyses on the future cash flows and WACC assumptions are described below. These key assumptions utilized in the discounted cash flow valuation methodology require significant management judgment:
–Future cash flow assumptions - The projections for future cash flows utilized in the models are derived from historical experience and assumptions regarding future growth and profitability of each reporting unit. These projections are consistent with the Company’s operating budget and strategic plan. Cash flows for the five years subsequent to the date of the quantitative goodwill impairment test were utilized in the determination of the fair value of each reporting unit. The growth rates assumed a gradual increase in revenue based on new customer acquisition and new products. Beyond five years, a terminal value was determined using a perpetuity growth rate based on inflation and real GDP growth rates. A sensitivity analysis of the revenue growth rates was performed on all reporting units. For each reporting unit analyzed, a 10% reduction in the revenue growth rates used would still result in fair values that significantly exceeded carrying values.
–WACC - The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the
36     MOODY'S 2022 10-K

weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 8.0% to 8.5% as of July 31, 2021. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2021 for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would still result in fair values that significantly exceeded carrying values.
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
MOODY'S 2022 10-K     37

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
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2022 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
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
When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2022 that have not been recognized in annual expense are $68 million, and Moody’s expects the net periodic expense related to the amortization of net actuarial (losses)/gains will be immaterial in 2023.
38     MOODY'S 2022 10-K

For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the impact of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2022, the Company has an unrecognized loss of $106 million, of which $19 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets component of 2023 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2023 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2023 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2023	Estimated Impact on 2023 Income before Provision for Income Taxes (Decrease)/Increase
Weighted Average Discount Rates (1)	4.93%/4.90%	$(1)
Weighted Average Assumed Compensation Growth Rate	3.63%	$1
Assumed Long-Term Rate of Return on Pension Assets	6.55%	$(5)
(1)Weighted average discount rates of 4.93% and 4.90% for pension plans and Other Retirement Plans, respectively.
Based on current projections, the Company estimates that expenses related to Retirement Plans will be immaterial in 2023.
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
Reportable Segments
The Company is organized into two reportable segments at December 31, 2022: MIS and MA, which are more fully described in the section entitled “The Company” above and in Note 22 to the consolidated financial statements.
MOODY'S 2022 10-K     39

Results of Operations
This section of this Form 10-K generally discusses year ended December 31, 2022 and 2021 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2020 financial results and year-to-year comparisons between the years ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Impact of acquisitions/divestitures on comparative results
Moody’s completed the following acquisitions, which impact the Company's year-over-year comparative results:
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
The following footnotes are applicable throughout the discussion of the Company's results of operations:
(1)Refer to the section entitled "Non-GAAP Financial Measures" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
(2)Refer to the section entitled "Key Performance Metrics" of this MD&A for the definition and methodology that the Company utilizes to calculate this metric.
40     MOODY'S 2022 10-K

Year ended December 31, 2022 compared with year ended December 31, 2021
Executive Summary
The following table provides an executive summary of key operating results for the year ended December 31, 2022. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Year Ended December 31,
Financial measure:	2022	2021	% Change Favorable / (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$5,468	$6,218	(12%)	— reflects lower MIS revenue partially offset by growth in MA
MIS external revenue	$2,699	$3,812	(29%)
— credit market activity remained muted across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns

MA external revenue	$2,769	$2,406	15%
— inorganic growth from acquisitions; and
— strong organic growth across all LOBs, most notably for KYC and compliance solutions coupled with continued strong retention and demand for credit research, analytics and models

Total operating and SG&A expenses	$3,140	$3,117	(1%)
 — operational and integration costs associated with recent acquisitions; and
— increases in hiring and salary growth;
mostly offset by:
— lower incentive compensation accruals and performance-based equity compensation; and
— favorable changes in FX translation rates

Depreciation and amortization	$331	$257	(29%)	— higher amortization of intangible assets reflecting recent M&A activity (most notably RMS); and
— amortization of internally developed software, primarily related to the development of MA SaaS solutions

Restructuring	$114	$—	NM	— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 11 to the consolidated financial statements
Total non-operating (expense) income, net	$(123)	$(89)	(38%)
— a $45 million benefit in 2021 related to the reversal of tax-related interest accruals pursuant to the resolution of uncertain tax positions;
— a $36 million non-cash gain in 2021 relating to the exchange of the Company's minority investment in VisibleRisk for shares of BitSight;
— a $31 million increase in interest expense in 2022 primarily due to debt issued late in 2021 and in 2022; and
— $20 million in FX translation losses reclassified to earnings in 2022 resulting from the Company no longer conducting commercial operations in Russia;
partially offset by:
— a $70 million gain on extinguishment of debt in 2022, as more fully discussed in Note 18 to the consolidated financial statements

Operating Margin	34.4%	45.7%	(1,130BPS)	— margin declines are primarily due to the aforementioned decrease in MIS revenue
Adjusted Operating Margin(1)	42.6%	49.9%	(730BPS)
ETR	21.9%	19.6%	(230BPS)	— tax benefits realized upon resolution of uncertain tax positions during 2021 that did not recur to the same extent in 2022; and
— a non-deductible loss in 2022 associated with the Company no longer conducting commercial operations in Russia

Diluted EPS	$7.44	$11.78	(37)%	— primarily due to declines in MIS revenue
Adjusted Diluted EPS(1)	$8.57	$12.29	(30)%
MOODY'S 2022 10-K     41

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
United States	$2,873	$3,383	(15%)
Non-U.S.:
EMEA	1,682	1,885	(11%)
Asia-Pacific	556	603	(8%)
Americas	357	347	3%
Total Non-U.S.	2,595	2,835	(8%)
Total	5,468	6,218	(12%)
Expenses:
Operating	1,613	1,637	1%
SG&A	1,527	1,480	(3%)
Depreciation and amortization	331	257	(29%)
Restructuring	114	—	NM
Total	3,585	3,374	(6%)
Operating income	1,883	2,844	(34%)
Adjusted Operating Income (1)	2,328	3,101	(25%)
Interest expense, net	(231)	(171)	(35%)
Other non-operating income, net	38	82	(54%)
Gain on extinguishment of debt	70	—	NM
Non-operating (expense) income, net	(123)	(89)	(38%)
Net income attributable to Moody’s	$1,374	$2,214	(38%)
Diluted weighted average shares outstanding	184.7	187.9	2%
Diluted EPS attributable to Moody’s common shareholders	$7.44	$11.78	(37%)
Adjusted Diluted EPS (1)	$8.57	$12.29	(30%)
Operating margin	34.4%	45.7%
Adjusted Operating Margin (1)	42.6%	49.9%
Effective tax rate	21.9%	19.6%
GLOBAL REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

Global revenue ⇓ $750 million	U.S. Revenue ⇓ $510 million	Non-U.S. Revenue ⇓ $240 million
The decrease in global revenue reflected declines in MIS in all regions, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
42     MOODY'S 2022 10-K

Changes in foreign currency translation rates unfavorably impacted global revenue by three percent.
Organic constant currency revenue(1) for MCO decreased 13%.

Operating Expense ⇓ $24 million	SG&A Expense ⇑ $47 million

Compensation expenses decreased $83 million with the most notable drivers reflecting:	Compensation expenses increased $57 million with the most notable drivers reflecting:
— lower incentive compensation accruals and performance-based equity compensation of approximately $120 million, which aligns with actual/projected financial and operating performance; and	— higher salaries and benefits of approximately $100 million primarily reflecting hiring and salary increases in MA's sales organization to support continued growth in the business as well as in shared services support functions; and
— approximately $55 million in higher compensation costs capitalized in 2022 reflecting certain product development in the MA operating segment;	— inorganic growth from acquisitions of approximately $45 million; partially offset by:
partially offset by: — inorganic growth from acquisitions of approximately $100 million.	— lower incentive compensation accruals and performance-based equity compensation of approximately $70 million, which aligns with actual/projected financial and operating performance.
Non-compensation expenses increased $59 million with the most notable drivers reflecting:	Non-compensation expenses decreased $10 million with the most notable drivers reflecting:
— inorganic growth from acquisitions of approximately $35 million; and	— lower consulting and other professional fees of approximately $75 million, which includes deal-related costs associated with acquisitions that closed in 2021;
— higher costs of approximately $15 million relating to strategic initiatives to support business growth coupled with enhancements to technology infrastructure to enable automation, innovation and efficiency.

partially offset by: — inorganic growth from acquisitions of approximately $30 million; and
— higher travel costs of approximately $20 million compared to minimal travel in the prior year in light of COVID-19.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by higher amortization of intangible assets reflecting recent M&A activity (most notably RMS) coupled with amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The restructuring charge in 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the consolidated financial statements.

Operating margin 34.4%, down 1,130 BPS	Adjusted Operating Margin 42.6%, down 730 BPS
Overall, margin declines primarily resulted from the aforementioned decrease in MIS revenue.
MOODY'S 2022 10-K     43

Interest Expense, net ⇑ $60 million	Other non-operating income ⇓ $44 million

Increase in expense is primarily due to:	Decrease in income is primarily due to:
— an approximate $45 million benefit in the prior year related to the reversal of tax-related interest accruals pursuant to the resolution of UTPs; and	— a $36 million non-cash gain in 2021 relating to the exchange of the Company's minority investment in VisibleRisk for shares of BitSight; and
— $31 million higher interest on borrowings resulting from the issuance of new long-term debt late in 2021 and in 2022 (refer to the "Material Cash Requirements" section of this MD&A for further information on the Company's indebtedness).

— $20 million in FX translation losses reclassified to earnings in 2022 resulting from the Company no longer conducting commercial operations in Russia (refer to the section above entitled "Russia/Ukraine Conflict" for further information);
partially offset by

— a $13 million loss in 2021 on a forward contract used to hedge a portion of the GBP-denominated RMS purchase price.

Gain on extinguishment of debt
The gain in 2022 relates to the early redemption of a portion of the 2.55% 2020 Senior Notes, Due 2060, as more fully discussed in Note 18 to the consolidated financial statements.

ETR ⇑ 230BPS
The primary drivers for the increase in the ETR include:
— tax benefits realized upon resolution of uncertain tax positions during 2021 that did not recur to the same extent in 2022; and
— a non-deductible loss in 2022 associated with the Company no longer conducting commercial operations in Russia.

Diluted EPS ⇓ $4.34	Adjusted Diluted EPS ⇓ $3.72
Diluted EPS and Adjusted Diluted EPS declined mainly due to lower operating income and Adjusted Operating Income, respectively. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.
44     MOODY'S 2022 10-K

Segment Results
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Corporate finance (CFG)	$1,269	$2,087	(39%)
Structured finance (SFG)	462	560	(18%)
Financial institutions (FIG)	491	602	(18%)
Public, project and infrastructure finance (PPIF)	431	521	(17%)
Total ratings revenue	2,653	3,770	(30%)
MIS Other	46	42	10%
Total external revenue	2,699	3,812	(29%)
Intersegment royalty	174	165	5%
Total	2,873	3,977	(28%)
Expenses:
Operating and SG&A (external)	1,377	1,496	8%
Operating and SG&A (intersegment)	8	7	(14%)
Total operating and SG&A expense	1,385	1,503	8%
Adjusted Operating Income	$1,488	$2,474	(40%)
Adjusted Operating Margin	51.8%	62.2%

Depreciation and amortization	81	72	(13%)
Restructuring	65	(1)	NM
The following chart presents changes in rated issuance volumes compared to 2021. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S 2022 10-K     45

MOODY'S INVESTORS SERVICE REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

MIS: Global revenue ⇓ $1,113 million	U.S. Revenue ⇓ $710 million	Non-U.S. Revenue ⇓ $403 million
The decrease in global MIS revenue primarily relates to a 31% decrease in rated issuance volumes, which resulted in transaction revenue declining $1,128 million compared to the same period in the prior year. The decline in rated issuance volumes compared to 2021 reflected muted credit market activity across all sectors given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns.
Changes in foreign currency translation rates unfavorably impacted MIS revenue by two percentage points.
CFG REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

CFG: Global revenue ⇓ $818 million	U.S. Revenue ⇓ $552 million	Non-U.S. Revenue ⇓ $266 million
46     MOODY'S 2022 10-K

Global CFG revenue for the years ended December 31, 2022 and 2021 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes and ICRA corporate finance revenue.
The decrease in CFG revenue of 39% reflected declines both in the U.S. (40%) and internationally (38%), which resulted in an $828 million decrease in transaction revenue.
The most notable drivers of the decrease compared to 2021 reflected declines in leveraged finance and investment-grade issuance activity resulting from muted credit market activity given ongoing market volatility, central bank actions, high levels of balance sheet cash, as well as heightened inflationary and recessionary concerns compared to a strong prior year period.
SFG REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

SFG: Global revenue ⇓ $98 million	U.S. Revenue ⇓ $56 million	Non-U.S. Revenue ⇓ $42 million
Global SFG revenue for the years ended December 31, 2022 and 2021 was comprised as follows:
The decrease in SFG revenue of 18% reflected declines both in the U.S. (15%) and internationally (21%). Transaction revenue decreased $100 million.
MOODY'S 2022 10-K     47

The most notable driver of the decline compared to 2021 was a decrease in CLO refinancing activity in the U.S. and EMEA resulting from the widening of credit spreads for this asset class.
Changes in foreign currency translation rates unfavorably impacted SFG revenue by three percentage points.
FIG REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

FIG: Global revenue ⇓ $111 million	U.S. Revenue ⇓ $66 million	Non-U.S. Revenue ⇓ $45 million
Global FIG revenue for the years ended December 31, 2022 and 2021 was comprised as follows:
The decrease in FIG revenue of 18% reflected declines both in the U.S. (23%) and internationally (14%) which resulted in a $109 million decrease in transaction revenue compared to the prior year.
The most notable drivers of the decline reflected lower revenue from banking and insurance issuers primarily due to:
–an unfavorable product mix; and
–a decline in opportunistic issuance, as banks, insurers and asset management issuers were well capitalized following financing activity in the prior year period ahead of anticipated interest rate increases.
Changes in foreign currency translation rates unfavorably impacted FIG revenue by two percentage points.
48     MOODY'S 2022 10-K

PPIF REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

PPIF: Global revenue ⇓ $90 million	U.S. Revenue ⇓ $38 million	Non-U.S. Revenue ⇓ $52 million
Global PPIF revenue for the years ended December 31, 2022 and 2021 was comprised as follows:
Transaction revenue decreased $91 million compared to the same period in the prior year.
The 17% decrease in PPIF revenue reflected declines both in the U.S. (13%) and internationally (24%) The decrease in revenue was mainly due to:
–declines in U.S. public finance revenue resulting from market volatility, which increased funding costs, coupled with issuers in this sector being currently well capitalized; and
–declines in sovereign, project finance and infrastructure finance rated issuance volumes in EMEA resulting from market volatility and rising funding costs.
Changes in foreign currency translation rates unfavorably impacted PPIF revenue by two percentage points.

MIS: Operating and SG&A Expense ⇓ $119 million

MOODY'S 2022 10-K     49

The decrease in operating and SG&A expense reflects a $150 million decrease in compensation expense partially offset by a $31 million increase in non-compensation expenses. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
The decrease is primarily due to:	The increase is primarily due to:
— lower incentive compensation accruals and performance-based equity compensation of approximately $165 million, which aligns with actual/projected financial and operating performance.	— higher bad debt reserves of approximately $20 million resulting from the impact of the Russia/Ukraine conflict; and
— higher travel costs of approximately $10 million compared to minimal travel in the prior year in light of COVID-19.
Favorable changes in FX translation rates reduced compensation and non-compensation costs by approximately $40 million and approximately $10 million, respectively.

MIS: Adjusted Operating Margin 51.8% ⇓ 1,040BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 29% decrease in revenue.

Restructuring Charge
The restructuring charge in 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the consolidated financial statements.
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2022	2021
Revenue:
Decision Solutions (DS)	$1,324	$1,011	31%
Research and Insights (R&I)	733	697	5%
Data and Information (D&I)	712	698	2%
Total external revenue	2,769	2,406	15%
Intersegment revenue	8	7	14%
Total MA Revenue	2,777	2,413	15%
Expenses:
Operating and SG&A (external)	1,763	1,621	(9%)
Operating and SG&A (intersegment)	174	165	(5%)
Total operating and SG&A expense	1,937	1,786	(8%)
Adjusted Operating Income	$840	$627	34%
Adjusted Operating Margin	30.2%	26.0%

Depreciation and amortization	250	185	(35%)
Restructuring	49	1	NM
50     MOODY'S 2022 10-K

MOODY'S ANALYTICS REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

MA: Global revenue ⇑ $363 million	U.S. Revenue ⇑ $200 million	Non-U.S. Revenue ⇑ $163 million
The 15% increase in global MA revenue reflects strong growth both in the U.S. (19%) and internationally (12%) in all LOBs and includes revenue from the acquisitions of RMS, PassFort and kompany. Changes in foreign currency translation rates unfavorably impacted MA revenue by five percentage points.
Organic constant currency revenue(1) growth was 10%.
ARR(2) increased 10% reflecting strong growth across all LOBs.
DECISION SOLUTIONS REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

DS: Global revenue ⇑ $313 million	U.S. Revenue ⇑ $148 million	Non-U.S. Revenue ⇑ $165 million
Global DS revenue grew 31% compared to 2021 reflecting growth in the U.S. (34%) and internationally (29%). The most notable drivers of the growth include:
–inorganic revenue growth from the acquisitions of RMS, PassFort and kompany;
–continued demand for KYC and anti-money laundering compliance solutions;
–growth in subscription-based revenue for pension and actuarial modeling tools in support of certain international accounting standards relating to insurance contracts; and
–growth in subscription-based banking solutions driven by continued product development with a strategic emphasis on cloud-based SaaS solutions.
Changes in foreign currency translation rates unfavorably impacted DS revenue by four percentage points.
Organic constant currency revenue(1) grew 12%.
ARR(2) grew 11% primarily reflecting increased demand for KYC and banking products.
MOODY'S 2022 10-K     51

RESEARCH AND INSIGHTS REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

R&I: Global revenue ⇑ $36 million	U.S. Revenue ⇑ $28 million	Non-U.S. Revenue ⇑ $8 million
Global R&I revenue increased 5% compared to 2021, mainly driven by growth in recurring revenue of 6%, primarily due to continued strong retention and demand for credit research, analytics and models.
Changes in foreign currency translation rates unfavorably impacted R&I revenue by three percentage points.
Constant currency revenue(1) growth for R&I was 8%.
ARR(2) grew 9%, primarily reflecting the aforementioned strong retention and demand for credit research, analytics and models.
DATA AND INFORMATION REVENUE
2022---------------------------------------------------------------------------------------2021
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇓ $10 million
Global D&I revenue increased 2% compared to 2021, with the main drivers of the growth reflecting:
–continued strong retention and new sales for ratings data feeds coupled with pricing increases; and
–increased demand for company data.
Changes in foreign currency translation unfavorably impacted D&I revenue by seven percentage points.
Organic constant currency revenue(1) growth for D&I was 9%.
ARR(2) grew 9% reflecting increasing demand for company data and ratings data feeds products.
52     MOODY'S 2022 10-K

MA: Operating and SG&A Expense ⇑ $142 million
The increase in operating and SG&A expenses compared to 2021 is primarily due to growth in both compensation and non-compensation costs of $125 million and $17 million, respectively, with the most notable drivers of the increase reflecting:

Compensation costs	Non-compensation costs
— inorganic expense growth from acquisitions of approximately $150 million.	— operating and integration-related costs associated with recent acquisitions of approximately $65 million; partially offset by:
— lower consulting/professional fees of approximately $45 million due in part to a higher proportion of costs capitalized relating to the development of SaaS-based solutions.
Favorable changes in FX translation rates reduced compensation and non-compensation costs by approximately $45 million and approximately $20 million, respectively.

MA: Adjusted Operating Margin 30.2% ⇑ 420BPS
The Adjusted Operating Margin increase for MA is primarily due to the 15% increase in global MA revenue partially offset by operational and integration-related costs associated with recent acquisitions.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by higher amortization of intangible assets reflecting recent M&A activity (most notably RMS) and amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The restructuring charge in 2022 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the consolidated financial statements.
Market Risk
Foreign exchange risk:
Moody’s maintains a presence in more than 40 countries. In 2022, approximately 40% of the Company’s revenue and approximately 38% of the Company's expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2022, approximately 51% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
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
MOODY'S 2022 10-K     53

the forward contracts if currencies being purchased were to weaken by 10%:

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$18 million unfavorable impact
U.S. dollar	Euro	$12 million unfavorable impact
Euro	U.S. dollar	$9 million unfavorable impact
U.S. dollar	Canadian dollar	$8 million unfavorable impact
U.S. dollar	Singapore dollar	$5 million unfavorable impact
U.S. dollar	Indian rupee	$2 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact
$56 million unfavorable impact
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
Cross-currency swaps
As of December 31, 2022, the Company had cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries, for which the notional values and corresponding interest rates are disclosed in Note 7 to the consolidated financial statements located in Item 8 of this Form 10-K.
If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $310 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Euro-denominated debt
As of December 31, 2022, the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $133 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.
Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the 3-month and 6-month LIBOR as well as SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the LIBOR/SOFR-based swap rate would result in an approximate $110 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.
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
54     MOODY'S 2022 10-K

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
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable/ (unfavorable)
	2022	2021
Net cash provided by operating activities	$1,474	$2,005	$(531)
Net cash used in investing activities	$(262)	$(2,619)	$2,357
Net cash used in financing activities	$(1,208)	$(122)	$(1,086)
Free Cash Flow (1)	$1,191	$1,866	$(675)
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities decreased $531 million compared to the prior year primarily reflecting:
–a decrease in operating income of $961 million (see section entitled “Results of Operations” of this MD&A for further discussion);
–higher incentive compensation payouts in 2022 of approximately $130 million resulting from the Company's strong performance during 2021; and
–various changes in working capital;
partially offset by:
–favorable impact from changes in accounts receivable of $291 million in 2022 resulting from collections in 2022 relating to strong performance in the fourth quarter of 2021; and
–lower cash paid for income taxes of $444 million (refer to Note 17 to the consolidated financial statements for further analysis of the Company's income taxes).
Net cash used in investing activities
The $2,357 million decrease in cash flows used in investing activities compared to 2021 primarily reflects:
–higher cash paid of $2,082 million in the prior year for acquisitions, primarily reflecting the acquisition of RMS (refer to Note 9 to the consolidated financial statements for further discussion on the Company's M&A activity);
–$250 million of cash paid in the prior year for a minority investment in BitSight (refer to Note 13 to the consolidated financial statements for further discussion on the Company's investments in non-consolidated affiliates); and
–higher net cash receipts of $231 million in 2022 relating to the settlement of net investment hedges;
partially offset by:
–an increase in cash paid for capital additions of $144 million reflecting product development and investments relating to strategic initiatives to support business growth and to enhance technology infrastructure to enable automation, innovation and efficiency.
Net cash used in financing activities
The $1,086 million increase in cash used in financing activities was primarily attributed to:
–higher net issuance (issuance, less repayment) of $810 million in long-term debt in 2021;
–higher cash paid for treasury share repurchases in 2022 of $233 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022; and
–higher dividend payments of $52 million in 2022.
MOODY'S 2022 10-K     55

Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.9 billion at December 31, 2022 included approximately $1.4 billion located outside of the U.S. Approximately 42% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At December 31, 2022, Moody’s had $7.4 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2022 is as follows:
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.8 billion, of which approximately $316 million is expected to be paid over the next twelve months. For additional information on the Company's outstanding debt, CP program and 2021 Facility, refer to Note 18 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which would result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of December 31, 2022, these purchase obligations totaled $218 million, of which $138 million is expected to be paid in the next twelve months.
Leases
The Company has operating lease obligations of $474 million at December 31, 2022, primarily related to real estate leases, of which approximately $119 million in payments are expected over the next twelve months. For more information on the Company's operating leases, refer to Note 20 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at December 31, 2022, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term. For further information on the Company's pension and other retirement plan obligations, refer to Note 15 to the consolidated financial statements.
56     MOODY'S 2022 10-K

Dividends and share repurchases
On January 30, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share for Moody’s common stock, payable March 17, 2023 to shareholders of record at the close of business on February 24, 2023. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 9, 2021, the Board approved $1 billion in share repurchase authority, and on February 7, 2022, the Board approved an additional $750 million of share repurchase authority. At December 31, 2022, the Company had approximately $848 million of remaining authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 11 to the consolidated financial statements, the Company is currently in the process of executing the 2022 - 2023 Geolocation Restructuring Program. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations. Future cash outlays associated with this program are expected to be approximately $60 million to $80 million, which are expected to be paid through 2024.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2023. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; and ii) restructuring charges/adjustments. Depreciation and amortization are excluded because companies utilize productive assets of different useful lives and use different methods of acquiring and depreciating productive assets. Restructuring charges/adjustments are excluded as the frequency and magnitude of these charges may vary widely across periods and companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Year ended December 31,
	2022	2021
Operating income	$1,883	$2,844
Adjustments:
Depreciation and amortization	331	257
Restructuring	114	—
Adjusted Operating Income	$2,328	$3,101
Operating margin	34.4%	45.7%
Adjusted Operating Margin	42.6%	49.9%
MOODY'S 2022 10-K     57

Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) a gain on the extinguishment of debt; iv) FX translation losses reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia; and v) a non-cash gain relating to the Company’s minority investment in BitSight.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments, the gain on extinguishment of debt, FX translation losses reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia, and the non-cash gain relating to the Company's minority interest in BitSight are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2022		2021
Net income attributable to Moody’s common shareholders		$1,374		$2,214
Pre-tax Acquisition-Related Intangible Amortization Expenses	$200		$158
Tax on Acquisition-Related Intangible Amortization Expenses	(47)		(36)
Net Acquisition-Related Intangible Amortization Expenses		153		122
Pre-tax restructuring	$114		$—
Tax on restructuring	(26)		—
Net restructuring		88		—
Pre-tax gain on extinguishment of debt	$(70)		$—
Tax on gain on extinguishment of debt	17		—
Net gain on extinguishment of debt		(53)		—
FX losses resulting from the Company no longer conducting commercial operations in Russia		20		—
Pre-tax gain relating to minority investment in BitSight	$—		$(36)
Tax on gain relating to minority investment in BitSight	—		9
Net gain relating to minority investment in BitSight		—		(27)
Adjusted Net Income		$1,582		$2,309
58     MOODY'S 2022 10-K

Below is a reconciliation of this measure to its most directly comparable U.S. GAAP amount:

	Year ended December 31,
	2022		2021
Diluted earnings per share attributable to Moody’s common shareholders		$7.44		$11.78
Pre-tax Acquisition-Related Intangible Amortization Expenses	$1.08		$0.84
Tax on Acquisition-Related Intangible Amortization Expenses	(0.25)		(0.19)
Net Acquisition-Related Intangible Amortization Expenses		0.83		0.65
Pre-tax restructuring	$0.62		$—
Tax on restructuring	(0.14)		—
Net restructuring		0.48		—
Pre-tax gain on extinguishment of debt	$(0.38)		$—
Tax on gain on extinguishment of debt	0.09		—
Net gain on extinguishment of debt		(0.29)		—
FX losses resulting from the Company no longer conducting commercial operations in Russia		0.11		—
Pre-tax gain relating to minority investment in BitSight	$—		$(0.19)
Tax on gain relating to minority investment in BitSight	—		0.05
Net gain relating to minority investment in BitSight		—		(0.14)
Adjusted Diluted EPS		$8.57		$12.29
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

	Year ended December 31,
	2022	2021
Net cash provided by operating activities	$1,474	$2,005
Capital additions	(283)	(139)
Free Cash Flow	$1,191	$1,866
Net cash used in investing activities	$(262)	$(2,619)
Net cash used in financing activities	$(1,208)	$(122)
MOODY'S 2022 10-K     59

Organic Constant Currency Revenue Growth (Decline)/Constant Currency Revenue Growth (Decline):
Beginning in the second quarter of 2022, the Company began presenting organic constant currency revenue growth (decline) and constant currency revenue growth (decline) as its non-GAAP measure of revenue growth (decline). Previously, the Company presented organic revenue growth (decline), which excluded only the impact of certain acquisition activity. Management deems this revised measure to be useful in providing additional perspective in assessing the Company's revenue growth (decline) excluding both the inorganic revenue impacts from certain acquisition activity and the impacts of changes in foreign exchange rates. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using comparative prior period weighted average foreign exchange translation rates and current year reported results.
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) and constant currency revenue growth (decline) measures:

	Year ended December 31,
Amounts in millions	2022	2021	Change	Growth
MA revenue	$2,769	$2,406	$363	15%
FX impact	113	—	113
Inorganic revenue from acquisitions	(236)	—	(236)
Organic constant currency MA revenue	$2,646	$2,406	$240	10%

Decision Solutions revenue	$1,324	$1,011	$313	31%
FX impact	40	—	40
Inorganic revenue from acquisitions	(234)	—	(234)
Organic constant currency Decision Solutions revenue	$1,130	$1,011	$119	12%

Research and Insights revenue	$733	$697	$36	5%
FX impact	21	—	21
Constant currency Research and Insights revenue	$754	$697	$57	8%

Data and Information revenue	$712	$698	$14	2%
FX impact	52	—	52
Inorganic revenue from acquisitions	(2)	—	(2)
Organic constant currency Data and Information revenue	$762	$698	$64	9%

MCO revenue	$5,468	$6,218	$(750)	(12)%
FX impact	193	—	193
Inorganic revenue from acquisitions	(236)	—	(236)
Organic constant currency MCO revenue	$5,425	$6,218	$(793)	(13)%
60     MOODY'S 2022 10-K

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

Amounts in millions	December 31, 2022	December 31, 2021	Change	Growth
MA ARR
Decision Solutions	$1,235	$1,110	$125	11%
Research and Insights	770	707	63	9%
Data and Information	768	705	63	9%
Total MA ARR	$2,773	$2,522	$251	10%
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
Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 35 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
–the impact of general economic conditions, including inflation and related monetary policy actions by governments in response to inflation, on worldwide credit markets and economic activity and its effect on the volume of debt and other securities issued in domestic and/or global capital markets;
–the global impacts of each of the conflict in Ukraine and the COVID-19 pandemic on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
MOODY'S 2022 10-K     61

–other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, credit quality concerns, changes in interest rates, inflation and other volatility in the financial markets, as well as the number of issuances of securities without ratings or securities which are rated or evaluated by non-traditional parties;
–the level of merger and acquisition activity in the U.S. and abroad;
–the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs, tax agreements and trade barriers;
–the impact of MIS’s withdrawal of its credit ratings on Russian entities and of Moody’s no longer conducting commercial operations in Russia;
–concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings;
–the introduction of competing products or technologies by other companies;
–pricing pressure from competitors and/or customers;
–the level of success of new product development and global expansion;
–the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations;
–the potential for increased competition and regulation in the EU and other foreign jurisdictions;
–exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which Moody’s may be subject from time to time;
–provisions in U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards applicable to credit rating agencies in a manner adverse to credit rating agencies;
–provisions of EU regulations imposing additional procedural and substantive requirements on the pricing of services and the expansion of supervisory remit to include non-EU ratings used for regulatory purposes;
–uncertainty regarding the future relationship between the U.S. and China;
–the possible loss of key employees and the impact of the global labor environment;
–failures or malfunctions of our operations and infrastructure;
–any vulnerabilities to cyber threats or other cybersecurity concerns;
–the timing and effectiveness of our restructuring programs, such as the 2022 - 2023 Geolocation Restructuring Program;
–currency and foreign exchange volatility;
–the outcome of any review by controlling tax authorities of Moody’s global tax planning initiatives;
–exposure to potential criminal sanctions or civil remedies if Moody’s fails to comply with foreign and U.S. laws and regulations that are applicable in the jurisdictions in which Moody’s operates, including data protection and privacy laws, sanctions laws, anti-corruption laws, and local laws prohibiting corrupt payments to government officials;
–the impact of mergers, acquisitions, such as our acquisition of RMS, or other business combinations and the ability of Moody’s to successfully integrate acquired businesses;
–the level of future cash flows;
–the levels of capital investments; and
–a decline in the demand for credit risk management tools by financial institutions.
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2022, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
62     MOODY'S 2022 10-K

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 on page 53 of this annual report on Form 10-K.
ITEM 8.     FINANCIAL STATEMENTS
Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
MOODY'S 2022 10-K     63

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
Management of the Company evaluated and assessed the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of Moody's internal control over financial reporting as of December 31, 2022.

/s/ ROBERT FAUBER
Robert Fauber
President and Chief Executive Officer

/s/ MARK KAYE
Mark Kaye
Executive Vice President and Chief Financial Officer

February 15, 2023
64     MOODY'S 2022 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody’s Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
MOODY'S 2022 10-K     65

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Gross uncertain tax positions
As discussed in Note 17 to the consolidated financial statements, the Company has recorded uncertain tax positions (UTPs), excluding associated interest, of $322 million as of December 31, 2022. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
We identified the assessment of the Company’s gross UTPs as a critical audit matter because complex judgment was required in evaluating the Company’s interpretation of tax laws and its estimate of the ultimate resolution of the tax positions.
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
New York, New York
February 15, 2023
66     MOODY'S 2022 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$5,468	$6,218	$5,371
Expenses
Operating	1,613	1,637	1,475
Selling, general and administrative	1,527	1,480	1,229
Depreciation and amortization	331	257	220
Restructuring	114	—	50
Loss pursuant to the divestiture of MAKS	—	—	9
Total expenses	3,585	3,374	2,983
Operating income	1,883	2,844	2,388
Non-operating (expense) income, net
Interest expense, net	(231)	(171)	(205)
Other non-operating income, net	38	82	46
Gain on extinguishment of debt	70	—	—
Non-operating (expense) income, net	(123)	(89)	(159)
Income before provision for income taxes	1,760	2,755	2,229
Provision for income taxes	386	541	452
Net income	1,374	2,214	1,777
Less: Net (loss) income attributable to noncontrolling interests	—	—	(1)
Net income attributable to Moody’s	$1,374	$2,214	$1,778
Earnings per share
Basic	$7.47	$11.88	$9.48
Diluted	$7.44	$11.78	$9.39
Weighted average shares outstanding
Basic	183.9	186.4	187.6
Diluted	184.7	187.9	189.3
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2022 10-K     67

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,374			$2,214			$1,777
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(439)	$2	$(437)	$(303)	$11	$(292)	$361	$(13)	$348
Foreign currency translation adjustments - reclassification of losses included in net income	20	—	20	—	—	—	—	—	—
Net gains (losses) on net investment hedges	219	(55)	164	319	(77)	242	(364)	91	(273)
Net investment hedges - reclassification of gains included in net income	—	—	—	(2)	1	(1)	(1)	—	(1)
Cash Flow Hedges:
Net losses on cash flow hedges	—	—	—	—	—	—	(68)	17	(51)
Reclassification of losses included in net income	2	—	2	2	—	2	3	(1)	2
Pension and Other Retirement Benefits:
Amortization of actuarial losses/prior service costs and settlement charge included in net income	3	(1)	2	19	(5)	14	8	(2)	6
Net actuarial gains (losses) and prior service costs	(1)	1	—	73	(18)	55	(42)	10	(32)
Total Other Comprehensive Income (Loss)	$(196)	$(53)	$(249)	$108	$(88)	$20	$(103)	$102	$(1)
Comprehensive Income			1,125			2,234			1,776
Less: comprehensive loss attributable to noncontrolling interests			(16)			(2)			(8)
Comprehensive Income Attributable to Moody’s			$1,141			$2,236			$1,784
The accompanying notes are an integral part of the consolidated financial statements.
68     MOODY'S 2022 10-K

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,769	$1,811
Short-term investments	90	91
Accounts receivable, net of allowances for credit losses of $40 in 2022 and $32 in 2021	1,652	1,720
Other current assets	583	389
Total current assets	4,094	4,011
Property and equipment, net of accumulated depreciation of $1,123 in 2022 and $1,010 in 2021	502	347
Operating lease right-of-use assets	346	438
Goodwill	5,839	5,999
Intangible assets, net	2,210	2,467
Deferred tax assets, net	266	384
Other assets	1,092	1,034
Total assets	$14,349	$14,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,011	$1,142
Current portion of operating lease liabilities	106	105
Deferred revenue	1,258	1,249
Total current liabilities	2,375	2,496
Non-current portion of deferred revenue	75	86
Long-term debt	7,389	7,413
Deferred tax liabilities, net	457	488
Uncertain tax positions	322	388
Operating lease liabilities	368	455
Other liabilities	674	438
Total liabilities	11,660	11,764
Contingencies (Note 21)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2022 and December 31, 2021, respectively.	3	3
Capital surplus	1,054	885
Retained earnings	13,618	12,762
Treasury stock, at cost; 159,702,362 and 157,262,484 shares of common stock at December 31, 2022 and December 31, 2021, respectively	(11,513)	(10,513)
Accumulated other comprehensive loss	(643)	(410)
Total Moody’s shareholders’ equity	2,519	2,727
Noncontrolling interests	170	189
Total shareholders’ equity	2,689	2,916
Total liabilities and shareholders’ equity	$14,349	$14,680
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2022 10-K     69

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$1,374	$2,214	$1,777
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	331	257	220
Stock-based compensation	169	175	154
Deferred income taxes	48	(218)	(44)
ROU asset impairment & other non-cash restructuring/impairment charges	29	—	36
FX translation losses reclassified to net income	20	—	—
Loss pursuant to the divestiture of MAKS	—	—	9
(Gain)/loss on extinguishment/early redemption of debt	(70)	13	24
Non-cash gain related to minority interest in BitSight	—	(36)	—
Settlement of treasury rate lock	—	—	(68)
Changes in assets and liabilities:
Accounts receivable	34	(257)	31
Other current assets	(223)	(12)	(38)
Other assets	(48)	(26)	(49)
Lease obligations	(19)	(11)	(10)
Accounts payable and accrued liabilities	(161)	80	247
Deferred revenue	20	65	(29)
Unrecognized tax positions and other non-current tax liabilities	(33)	(184)	(12)
Other liabilities	3	(55)	(102)
Net cash provided by operating activities	1,474	2,005	2,146
Cash flows from investing activities
Capital additions	(283)	(139)	(103)
Purchases of investments	(320)	(437)	(181)
Sales and maturities of investments	218	147	104
Cash paid for acquisitions, net of cash acquired	(97)	(2,179)	(897)
Receipts from settlements of net investment hedges	220	37	2
Payments for settlements of net investment hedges	—	(48)	(2)
Net cash used in investing activities	(262)	(2,619)	(1,077)
Cash flows from financing activities
Issuance of notes	988	1,672	1,491
Repayment of notes	(626)	(500)	(800)
Issuance of commercial paper	—	—	789
Repayment of commercial paper	—	—	(792)
Proceeds from stock-based compensation plans	26	38	51
Repurchase of shares related to stock-based compensation	(87)	(83)	(104)
Treasury shares	(983)	(750)	(503)
Dividends	(515)	(463)	(420)
Dividends to noncontrolling interests	(1)	(5)	(1)
Payment for noncontrolling interest	—	—	(23)
Debt issuance costs, extinguishment costs and related fees	(10)	(31)	(39)
Net cash used in financing activities	(1,208)	(122)	(351)
Effect of exchange rate changes on cash and cash equivalents	(46)	(50)	47
(Decrease) increase in cash and cash equivalents	(42)	(786)	765
Cash and cash equivalents, beginning of period	1,811	2,597	1,832
Cash and cash equivalents, end of period	$1,769	$1,811	$2,597
The accompanying notes are an integral part of the consolidated financial statements.
70     MOODY'S 2022 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2019	342.9	$3	$642	$9,656	(155.2)	$(9,250)	$(439)	$612	$219	$831
Net income				1,778				1,778	—	1,778
Dividends ($2.24 per share)				(421)				(421)	(3)	(424)
Adoption of Credit Losses Accounting Standard				(2)			—	(2)		(2)
Stock-based compensation			154					154		154
Shares issued for stock-based compensation plans at average cost, net			(58)		1.4	5		(53)		(53)
Purchase of noncontrolling interest			(3)					(3)	(14)	(17)
Treasury shares repurchased			—		(2.0)	(503)		(503)		(503)
Currency translation adjustment, net of net investment hedge activity (net of tax of $78 million)							82	82	(8)	74
Net actuarial losses and prior service costs (net of tax of $10 million)							(32)	(32)		(32)
Amortization of prior service costs and actuarial losses (net of tax of $2 million)							6	6		6
Net realized and unrealized loss on cash flow hedges (net of tax of $16 million)							(49)	(49)		(49)
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2022 10-K     71

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				2,214				2,214	—	2,214
Dividends ($2.48 per share)				(463)				(463)	(3)	(466)
Stock-based compensation			175					175		175
Shares issued for stock-based compensation plans at average cost, net			(25)		0.7	(15)		(40)		(40)
Treasury shares repurchased			—		(2.2)	(750)		(750)		(750)
Currency translation adjustment, net of net investment hedge activity (net of tax of $65 million)							(49)	(49)	(2)	(51)
Net actuarial gains and prior service costs (net of tax of $18 million)							55	55		55
Amortization of prior service costs/ actuarial losses and settlement charge (net of tax of $5 million)							14	14		14
Amortization of losses on cash flow hedges							2	2		2
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
The accompanying notes are an integral part of the consolidated financial statements.

72     MOODY'S 2022 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
Net income				1,374				1,374	—	1,374
Dividends ($2.80 per share)				(518)				(518)	(3)	(521)
Stock-based compensation			169					169		169
Shares issued for stock-based compensation plans at average cost, net			(32)		0.6	(29)		(61)		(61)
Shares issued as consideration to acquire kompany(1)			35		0.1	9		44		44
Treasury shares repurchased			(3)		(3.1)	(980)		(983)		(983)
Currency translation adjustment, net of net investment hedge activity (net of tax of $53 million)							(237)	(237)	(16)	(253)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Amortization of losses on cash flow hedges							2	2		2
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
The accompanying notes are an integral part of the consolidated financial statements.
(1) Represents a non-cash investing activity relating to the issuance of common stock to fund a portion of the purchase price for kompany.
MOODY'S 2022 10-K     73

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
Adoption of New Accounting Standards in 2022
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance, ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), issued in March 2020 (codified into ASC Topic 848 "Reference Rate Reform"). ASU No. 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform—Deferral of the Sunset Date of Topic 848," which deferred the sunset date of Topic 848 to December 31, 2024. These ASU's were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2024 as the transition from LIBOR is completed.
As of December 31, 2022, the Company has interest rate swaps designated as fair value hedges and cross currency swaps designated as net investment hedges referencing three-month or six-month USD LIBOR with aggregate notional amounts as disclosed in Note 7. For derivative instruments that will be outstanding at the transition date, the Company intends to modify the contractual terms of the instruments to replace LIBOR with another reference rate, such as SOFR. Pursuant to the modification of the contractual terms of these instruments, the Company intends to utilize the various optional expedients set forth in ASC Topic 848 relating to derivative instruments used in hedging relationships.
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
Prior year revenue by LOB disclosures have been reclassified to conform to the new LOB reporting structure, which is presented in Note 3.
74     MOODY'S 2022 10-K

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
The Company also capitalizes implementation costs incurred in cloud computing arrangements (e.g., hosted arrangements) and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. The Company classifies the amortization of capitalized implementation costs in the same line item in the statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense) and classifies the related payments in the statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the balance sheet consistent with the location of prepayment of fees for the hosting element (i.e., within other current assets or other assets).
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
MOODY'S 2022 10-K     75

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
76     MOODY'S 2022 10-K

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
MA Revenue
In the MA segment, products and services offered by the Company include hosted research and data subscriptions, installed and hosted software subscriptions, perpetual installed software licenses and related maintenance, or PCS, and professional services. Subscription and PCS contracts are generally invoiced in advance of the contractual coverage period, which is principally one year, but can range from 3-5 years. Perpetual software licenses are generally invoiced upon delivery and professional services are invoiced as those services are provided. Payment terms and conditions vary by contract type, but primarily include a requirement of payment within 30 to 60 days.
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
For implementation services and other service projects for which fees are fixed, the Company determined progress towards completion is most accurately measured on a percentage-of-completion basis (input method) as this approach utilizes the most directly observable data points and is therefore used to recognize the related revenue. For implementation services where price varies based on time expended, a time-based measure of progress towards completion of the performance obligation is utilized.
Revenue from professional services rendered is generally recognized over time as the services are performed.
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
MOODY'S 2022 10-K     77

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
Leases
The Company has operating leases, which substantially all relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the consolidated financial statements.
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
78     MOODY'S 2022 10-K

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
Selling, General and Administrative Expenses
SG&A expenses include such items as compensation and benefits for corporate officers and staff and compensation and other expenses related to sales. They also include items such as office rent, business insurance and professional fees. SG&A expenses are charged to income as incurred.
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
MOODY'S 2022 10-K     79

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
For cash and cash equivalents, short-term investments and derivatives, the Company manages its credit exposure by limiting the amount of counterparty risk with any particular financial institution; limits are assigned to each counterparty based on perceived quality of credit, and are monitored daily. Cash equivalents are held among various money market deposit accounts and certificates of deposits as of December 31, 2022 and 2021. Short-term investments primarily consist of certificates of deposit as of December 31, 2022 and 2021. Derivatives primarily consist of foreign exchange forwards or swap contracts (interest rate swaps and cross-currency swaps) as of December 31, 2022 and 2021. For trade receivables, no customer accounted for 10% or more of accounts receivable at December 31, 2022 or 2021.
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

80     MOODY'S 2022 10-K

NOTE 3        REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2022	2021	2020
MIS:
Corporate finance (CFG)
Investment-grade	$294	$439	$636
High-yield	108	411	352
Bank loans	275	606	287
Other accounts (CFG) (1)	592	631	582
Total CFG	1,269	2,087	1,857
Structured finance (SFG)
Asset-backed securities	116	118	98
RMBS	106	123	96
CMBS	98	102	61
Structured credit	140	215	105
Other accounts (SFG)	2	2	2
Total SFG	462	560	362
Financial institutions (FIG)
Banking	337	411	355
Insurance	113	145	137
Managed investments	28	36	28
Other accounts (FIG)	13	10	10
Total FIG	491	602	530
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	197	244	250
Project and infrastructure	234	277	246
Total PPIF	431	521	496
Total ratings revenue	2,653	3,770	3,245
MIS Other	46	42	47
Total external revenue	2,699	3,812	3,292
Intersegment royalty	174	165	148
Total MIS	2,873	3,977	3,440
MA:
Decision Solutions	1,324	1,011	835
Research and Insights	733	697	650
Data and Information	712	698	594
Total external revenue	2,769	2,406	2,079
Intersegment revenue	8	7	7
Total MA	2,777	2,413	2,086
Eliminations	(182)	(172)	(155)
Total MCO	$5,468	$6,218	$5,371
(1)Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
MOODY'S 2022 10-K     81

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MIS:
Corporate finance	$832	$437	$1,269	$1,384	$703	$2,087	$1,291	$566	$1,857
Structured finance	308	154	462	364	196	560	214	148	362
Financial institutions	223	268	491	289	313	602	250	280	530
Public, project and infrastructure finance	266	165	431	304	217	521	311	185	496
Total ratings revenue	1,629	1,024	2,653	2,341	1,429	3,770	2,066	1,179	3,245
MIS Other	5	41	46	3	39	42	2	45	47
Total MIS	1,634	1,065	2,699	2,344	1,468	3,812	2,068	1,224	3,292
MA:
Decision Solutions	584	740	1,324	436	575	1,011	340	495	835
Research and Insights	405	328	733	377	320	697	363	287	650
Data and Information	250	462	712	226	472	698	184	410	594
Total MA	1,239	1,530	2,769	1,039	1,367	2,406	887	1,192	2,079
Total MCO	$2,873	$2,595	$5,468	$3,383	$2,835	$6,218	$2,955	$2,416	$5,371
The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2022	2021	2020
MIS:
U.S.	$1,634	$2,344	$2,068
Non-U.S.:
EMEA	648	930	727
Asia-Pacific	271	357	345
Americas	146	181	152
Total Non-U.S.	1,065	1,468	1,224
Total MIS	2,699	3,812	3,292
MA:
U.S.	1,239	1,039	887
Non-U.S.:
EMEA	1,034	955	818
Asia-Pacific	285	246	226
Americas	211	166	148
Total Non-U.S.	1,530	1,367	1,192
Total MA	2,769	2,406	2,079
Total MCO	$5,468	$6,218	$5,371
82     MOODY'S 2022 10-K

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

	Year Ended December 31,
	2022			2021			2020
	Transaction	Recurring	Total	Transaction	Recurring	Total	Transaction	Recurring	Total
Corporate Finance	$772	$497	$1,269	$1,600	$487	$2,087	$1,401	$456	$1,857
	61%	39%	100%	77%	23%	100%	75%	25%	100%
Structured Finance	$262	$200	$462	$362	$198	$560	$175	$187	$362
	57%	43%	100%	65%	35%	100%	48%	52%	100%
Financial Institutions	$211	$280	$491	$320	$282	$602	$265	$265	$530
	43%	57%	100%	53%	47%	100%	50%	50%	100%
Public, Project and Infrastructure Finance	$263	$168	$431	$354	$167	$521	$337	$159	$496
	61%	39%	100%	68%	32%	100%	68%	32%	100%
MIS Other	$4	$42	$46	$4	$38	$42	$4	$43	$47
	9%	91%	100%	10%	90%	100%	9%	91%	100%
Total MIS	$1,512	$1,187	$2,699	$2,640	$1,172	$3,812	$2,182	$1,110	$3,292
	56%	44%	100%	69%	31%	100%	66%	34%	100%
Decision Solutions	$164	$1,160	$1,324	$158	$853	$1,011	$185	$650	$835
	12%	88%	100%	16%	84%	100%	22%	78%	100%
Research and Insights	$6	$727	$733	$8	$689	$697	$8	$642	$650
	1%	99%	100%	1%	99%	100%	1%	99%	100%
Data and Information	$—	$712	$712	$4	$694	$698	$4	$590	$594
	—%	100%	100%	1%	99%	100%	1%	99%	100%
Total MA	$170	$2,599	$2,769	$170	$2,236	$2,406	$197	$1,882	$2,079
	6%	94%	100%	7%	93%	100%	9%	91%	100%
Total Moody’s Corporation	$1,682	$3,786	$5,468	$2,810	$3,408	$6,218	$2,379	$2,992	$5,371
	31%	69%	100%	45%	55%	100%	44%	56%	100%
The following table presents the timing of revenue recognition:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	MIS	MA	Total	MIS	MA	Total	MIS	MA	Total
Revenue recognized at a point in time	$1,512	$97	$1,609	$2,640	$101	$2,741	$2,182	$121	$2,303
Revenue recognized over time	1,187	2,672	3,859	1,172	2,305	3,477	1,110	1,958	3,068
Total	$2,699	$2,769	$5,468	$3,812	$2,406	$6,218	$3,292	$2,079	$5,371
MOODY'S 2022 10-K     83

Unbilled Receivables, Deferred Revenue and Remaining Performance Obligations
Unbilled receivables
At December 31, 2022 and December 31, 2021, accounts receivable included approximately $385 million and $386 million, respectively, of unbilled receivables related to the MIS segment. Certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services and rating fees, requiring revenue to be accrued as an unbilled receivable as such services are provided.
In addition, for certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. Accordingly, at December 31, 2022 and December 31, 2021, accounts receivable included approximately $148 million and $152 million, respectively, of unbilled receivables related to the MA segment.
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2022 are as follows:

	Year Ended December 31, 2022
	MIS	MA	Total
Balance at December 31, 2021	$296	$1,039	$1,335
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(210)	(996)	(1,206)
Increases due to amounts billable excluding amounts recognized as revenue during the period	202	1,018	1,220
Increases due to acquisitions during the period	—	1	1
Effect of exchange rate changes	(10)	(7)	(17)
Total changes in deferred revenue	(18)	16	(2)
Balance at December 31, 2022	$278	$1,055	$1,333
Deferred revenue - current	$205	$1,053	$1,258
Deferred revenue - noncurrent	$73	$2	$75
Significant changes in the deferred revenue balances during the year ended December 31, 2021 are as follows:

	Year Ended December 31, 2021
	MIS	MA	Total
Balance at December 31, 2020	$313	$874	$1,187
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(220)	(810)	(1,030)
Increases due to amounts billable excluding amounts recognized as revenue during the period	207	884	1,091
Increases due to acquisitions during the period	—	94	94
Effect of exchange rate changes	(4)	(3)	(7)
Total changes in deferred revenue	(17)	165	148
Balance at December 31, 2021	$296	$1,039	$1,335
Deferred revenue—current	$214	$1,035	$1,249
Deferred revenue—noncurrent	$82	$4	$86
For the MA segment, for the year ended December 31, 2021, the increase in the deferred revenue balance was primarily due to acquisitions (Cortera, RMS, and PassFort) and organic growth.
84     MOODY'S 2022 10-K

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
Remaining performance obligations
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $99 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of December 31, 2022 as well as amounts not yet invoiced to customers as of December 31, 2022 largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.5 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Costs to Obtain or Fulfill a Contract with a Customer
MA Costs to Obtain a Contract with a Customer

	As of December 31,
	2022	2021
Capitalized costs to obtain sales contracts	$232	$183

	Year ended December 31,
	2022	2021	2020
Amortization of capitalized costs to obtain sales contracts	$80	$60	$59
Amortization of costs incurred to obtain customer contracts is included within SG&A expenses in the consolidated statements of operations. Costs incurred to obtain customer contracts are only in the MA segment.
MOODY'S 2022 10-K     85

MIS and MA Costs to Fulfill a Contract with a Customer

	As of December 31, 2022			As of December 31, 2021
	MIS	MA	Total	MIS	MA	Total
Capitalized costs to fulfill sales contracts	$12	$33	$45	$14	$44	$58

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	MIS	MA	Total	MIS	MA	Total	MIS	MA	Total
Amortization of capitalized costs to fulfill sales contracts	$54	$69	$123	$48	$76	$124	$47	$66	$113
Amortization of costs to fulfill customer contracts is included within operating expenses in the consolidated statements of operations.
NOTE 4    RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2022	2021	2020
Basic	183.9	186.4	187.6
Dilutive effect of shares issuable under stock-based compensation plans	0.8	1.5	1.7
Diluted	184.7	187.9	189.3
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.2	0.2
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2022, 2021 and 2020.
NOTE 5        ACCELERATED SHARE REPURCHASE PROGRAM
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
In total, the Company repurchased 1.5 million shares of the Company’s common stock during the term of the ASR Agreement, based on the volume-weighted average price (net of discount) of $324.20/share over the duration of the program. The initial share repurchase and final share settlement were recorded as a reduction to shareholders’ equity.
86     MOODY'S 2022 10-K

NOTE 6    CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$914	$—	$914	$808	$90	$16
Mutual funds	$71	$—	$71	$—	$—	$71

	As of December 31, 2021
	Cost	Gross Unrealized Gains	Fair Value	Balance sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$691	$—	$691	$584	$91	$16
Mutual funds	$65	$8	$73	$—	$—	$73
(1)Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both December 31, 2022 and at December 31, 2021. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 24 months at December 31, 2022 and 13 months to 29 months at December 31, 2021. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invests in Corporate-Owned Life Insurance (COLI). As of December 31, 2022 and December 31, 2021, the contract value of the COLI was $40 million and $37 million, respectively.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	Notional Amount As of December 31,		Floating Interest Rate
Hedged Item		2022	2021
2017 Senior Notes due 2023	Pay Floating/Receive Fixed	$—	$250	3-month LIBOR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	3-month LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	$300	$300	6-month LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	3-month LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	$300	$300	3-month LIBOR
2018 Senior Notes due 2029 (1)	Pay Floating/Receive Fixed	$400	$—	SOFR
2022 Senior Notes due 2052 (1)	Pay Floating/Receive Fixed	$500	$—	SOFR
2022 Senior Notes due 2032 (1)	Pay Floating/Receive Fixed	$250	$—	SOFR
Total	Total	$2,550	$1,650
(1) Executed in 2022.
MOODY'S 2022 10-K     87

Refer to Note 18 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of Income (Expense) Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2022	2021	2020
Interest expense, net		$(231)	$(171)	$(205)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(8)	$23	$19
Fair value changes on interest rate swaps	Interest expense, net	$(228)	$(60)	$47
Fair value changes on hedged debt	Interest expense, net	$228	$60	$(47)
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

December 31, 2022
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

88     MOODY'S 2022 10-K

As of December 31, 2022, these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Year Ending December 31,
2026	€450
2027	€531
2028	€588
2029	€373
2031	€481
2032	€480
Total	€2,903
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCL into Income, net of tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
FX forward contracts	$—	$18	$(14)	$—	$1	$—	$—	$—	$—
Cross currency swaps	99	143	(165)	—	—	—	56	35	50
Long-term debt	65	81	(95)	—	—	—	—	—	—
Total net investment hedges	$164	$242	$(274)	$—	$1	$—	$56	$35	$50
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	—	(51)	(2)	(2)	(2)	—	—	—
Total cash flow hedges	—	—	(51)	(2)	(2)	(2)	—	—	—
Total	$164	$242	$(325)	$(2)	$(1)	$(2)	$56	$35	$50
The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	December 31, 2022	December 31, 2021
Net investment hedges
Cross currency swaps	$118	$19
FX forwards	29	29
Long-term debt	38	(27)
Total net investment hedges	185	21
Cash flow hedges
Interest rate contracts	(47)	(49)
Cross-currency swap	2	2
Total cash flow hedges	(45)	(47)
Total net (loss) gain in AOCL	$140	$(26)
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of Topic 815 of the ASC. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through April 2023.
MOODY'S 2022 10-K     89

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2022			December 31, 2021
Notional Amount of Currency Pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$170		£146	$126		£92
Contracts to sell USD for Japanese yen	$24		¥3,500	$22		¥2,500
Contracts to sell USD for Canadian dollars	$87	C$	120	$120	C$	150
Contracts to sell USD for Singapore dollars	$50	S$	70	$67	S$	90
Contracts to sell USD for euros	$116		€115	$364		€315
Contracts to sell USD for Russian ruble	$—	₽	—	$16	₽	1,200
Contracts to sell USD for Indian rupee	$19	₹	1,600	$7	₹	500
Contracts to sell GBP for USD	£—		$—	£172		$231
Contracts to sell euros for USD	€85		$89	€—		$—
NOTE: € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₽= Russian ruble, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net gain (loss) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives Not Designated as Accounting Hedges	Location on Statement of Operations	2022	2021	2020
FX forwards	Other non-operating expense, net	$(72)	$(27)	$41
Foreign exchange forwards relating to RMS acquisition (1)	Other non-operating income, net	$—	$(13)	$—
(1) The Company entered into forward contracts to sell $1,675 million for £1,200 million to hedge a portion of the GBP denominated RMS purchase price. The contract was terminated on September 14, 2021 and resulted in a $13 million loss.
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$27	$53
Interest rate swaps designated as fair value hedges	Other assets	—	13
Total derivatives designated as accounting hedges		27	66
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	19	1
Total assets		$46	$67
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	78	17
Interest rate swaps designated as fair value hedges	Other liabilities	239	23
Total derivatives designated as accounting hedges		317	40
Non-derivative instruments designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	1,334	1,421
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	2	12
Total liabilities		$1,653	$1,473
90     MOODY'S 2022 10-K

NOTE 8    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2022	2021
Office and computer equipment (3 - 10 year estimated useful life)	$339	$300
Office furniture and fixtures (3 - 10 year estimated useful life)	54	52
Internal-use computer software (1 - 10 year estimated useful life)	995	771
Leasehold improvements and building (1 - 20 year estimated useful life)	237	234
Total property and equipment, at cost	1,625	1,357
Less: accumulated depreciation and amortization	(1,123)	(1,010)
Total property and equipment, net	$502	$347
Depreciation and amortization expense related to the above assets was $131 million, $99 million, and $96 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$157
Additional consideration paid to sellers in 2022 (1)	1
Total consideration	$158
(1) Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.
Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Cash		$10
Accounts receivable		1
Intangible assets:
Product technology (5 year useful life)	$14
Customer relationships (16 year useful life)	8
Trade name (4 year useful life)	1
Total intangible assets (9 year weighted average useful life)		23
Goodwill		138
Liabilities:
Accounts payable and accrued liabilities	$(7)
Deferred revenue	(1)
Deferred tax liabilities	(6)
Total liabilities		(14)
Net assets acquired		$158
MOODY'S 2022 10-K     91

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
(1)During the third quarter of 2022, the Company adjusted the purchase price allocation pursuant to the receipt of additional information from the sellers relating to RMS's pre-acquisition income taxes. These adjustments included a decrease to UTPs of $25 million along with other immaterial adjustments. These adjustments resulted in a corresponding decrease in goodwill of $19 million.
92     MOODY'S 2022 10-K

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
Cortera
On March 19, 2021, the Company acquired 100% of Cortera, a provider of North American credit data and workflow solutions.
The table below details the total consideration relating to the acquisition:

Cash paid at closing	$138
Additional consideration paid to sellers in 2021 (1)	1
Total consideration	$139
(1)Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.

MOODY'S 2022 10-K     93

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Current assets		$7
Intangible assets:
Database (10 year useful life)	$38
Customer relationships (18 year useful life)	9
Product technology (8 year useful life)	9
Trade name (5 year useful life)	1
Total intangible assets (11 year weighted average useful life)		57
Goodwill(1)		79
Deferred tax assets(1)		16
Other assets		2
Liabilities:
Accounts payable and accrued liabilities	$(1)
Deferred revenue	(4)
Deferred tax liabilities	(15)
Other liabilities	(2)
Total liabilities		(22)
Net assets acquired		$139
(1)During the third quarter of 2021, the Company received further information, that existed as of the acquisition date, with respect to Cortera’s deferred taxes. Accordingly, the Company recorded a measurement period adjustment of $16 million to its estimate for deferred tax assets.
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
(1)Represents additional consideration paid to the sellers following finalization of customary post-closing completion adjustments.
94     MOODY'S 2022 10-K

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
–In December 2020, the Company acquired 100% of ZM Financial Systems, a provider of financial management software for the U.S. banking sector.
–In October 2020, the Company acquired 100% of Acquire Media, an aggregator and distributor of curated real-time news, multimedia, data, and alerts.
The aggregate consideration transferred for the aforementioned acquisitions of $205 million was funded by cash on hand.
MOODY'S 2022 10-K     95

The following table summarizes the aggregate fair value of the assets acquired and liabilities assumed as of the respective closing dates for each acquisition.

(Amounts in millions)
Current assets		$5
Intangible assets:
Customer relationships (18 year useful life)	$47
Product technology (8 year useful life)	23
Database (10 year useful life)	8
Trade name (14 year useful life)	4
Total intangible assets (14 year weighted average life)		82
Goodwill		131
Other assets		3
Liabilities:
Current liabilities	$(8)
Long-term liabilities	(8)
Total liabilities		(16)
Net assets acquired		$205
NOTE 10    GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following tables summarize the activity in goodwill:

	Year Ended December 31, 2022
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
Additions/ adjustments (1)	4	—	4	88	—	88	92	—	92
Foreign currency translation adjustments	(23)	—	(23)	(229)	—	(229)	(252)	—	(252)
Ending Balance	$377	$—	$377	$5,474	$(12)	$5,462	$5,851	$(12)	$5,839

	Year Ended December 31, 2021
	MIS			MA			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$311	$—	$311	$4,257	$(12)	$4,245	$4,568	$(12)	$4,556
Additions/ adjustments (2)	90	—	90	1,525	—	1,525	1,615	—	1,615
Foreign currency translation adjustments	(5)	—	(5)	(167)	—	(167)	(172)	—	(172)
Ending balance	$396	$—	$396	$5,615	$(12)	$5,603	$6,011	$(12)	$5,999
(1)The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022, partially offset by RMS measurement period adjustments in the third quarter of 2022, which are more fully discussed in Note 9.
(2)The 2021 additions/adjustments for the MA segment in the table above relate to the acquisitions of Cortera, RMS, RealXData, Bogard, and PassFort. The 2021 additions/adjustments for the MIS segment relate to certain revenue synergies from the RMS acquisition that are expected to benefit the ESG solutions group within the MIS Other LOB.
96     MOODY'S 2022 10-K

Acquired intangible assets and related accumulated amortization consisted of:

	December 31,
	2022	2021
Customer relationships	$2,024	$2,101
Accumulated amortization	(453)	(381)
Net customer relationships	1,571	1,720
Software/product technology	661	663
Accumulated amortization	(283)	(219)
Net software/product technology	378	444
Database	178	179
Accumulated amortization	(64)	(46)
Net database	114	133
Trade names	197	207
Accumulated amortization	(58)	(47)
Net trade names	139	160
Other (1)	52	54
Accumulated amortization	(44)	(44)
Net other	8	10
Total	$2,210	$2,467
(1)Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2022	2021	2020
Amortization expense	$200	$158	$124
Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2023	$196
2024	187
2025	183
2026	180
2027	171
Thereafter	1,293
Total estimated future amortization	$2,210
NOTE 11    RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved a restructuring program (the “2022 - 2023 Geolocation Restructuring Program”) for which the scope was expanded in October 2022. The Company estimates that the program will result in annualized savings of $100 million to $135 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. The exit from certain leased office spaces began late in 2022 and is expected to result in $50 million to $70 million of pre-tax charges from vacating the affected office spaces, a large portion of which Moody's intends to sublease. The program also includes $85 million to $100 million of pre-tax personnel-related restructuring charges, an amount that includes severance costs, expense related to the modification of equity awards and related costs primarily determined under the Company’s existing severance plans. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is expected to be substantially complete by the end of 2023. Cash outlays associated with this program are expected to be $85 million to $100 million, which are expected to be paid through 2024.
MOODY'S 2022 10-K     97

On December 22, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 MA Strategic Reorganization Restructuring Program”) that the Company estimates will result in annualized savings of $20 million per year. This program related to a strategic reorganization in the MA reportable segment consisting of severance and related costs primarily determined under the Company’s existing severance plans. The 2020 MA Strategic Reorganization Restructuring Program resulted in a total of $19 million in pre-tax charges and was substantially completed in the first half of 2021.
On July 29, 2020, the chief executive officer of Moody’s approved a restructuring program (the “2020 Real Estate Rationalization Restructuring Program”) primarily in response to the COVID-19 pandemic which revolved around the rationalization and exit of certain leased office spaces. The exit from certain leased office space began in the third quarter of 2020 and was substantially completed at December 31, 2021. The 2020 Real Estate Rationalization Restructuring Program primarily reflected non-cash charges related to the impairment of operating lease right-of-use assets and leasehold improvements. The 2020 Restructuring Program is expected to result in an estimated annualized savings of approximately $5 million to $6 million a year.
Total expenses included in the accompanying consolidated statements of operations relating to the Company's restructuring programs are as follows:

	Year Ended December 31, 2022
	Employee Termination Costs (1)	Real Estate Related Costs (2)	Other Costs (3)	Total
2020 Real Estate Rationalization Restructuring Program	$—	$2	$—	$2
2020 MA Strategic Reorganization Restructuring Program	(1)	—	—	(1)
2022 - 2023 Geolocation Restructuring Program	85	27	1	113
Total Restructuring	$84	$29	$1	$114

	Year Ended December 31, 2021
	Employee Termination Costs (1)	Real Estate Related Costs	Other Costs	Total
2018 Restructuring Program	$(2)	$—	$—	$(2)
2020 MA Strategic Reorganization Restructuring Program	2	—	—	2
Total Restructuring	$—	$—	$—	$—

	Year Ended December 31, 2020
	Employee Termination Costs (1)	Real Estate Related Costs (4)	Other Costs	Total
2018 Restructuring Program	$(4)	$—	$—	$(4)
2020 Real Estate Rationalization Restructuring Program	—	36	—	36
2020 MA Strategic Reorganization Restructuring Program	18	—	—	18
Total Restructuring	$14	$36	$—	$50
(1)Includes severance costs and expense related to the modification of equity awards.
(2)Primarily includes ROU Asset and leasehold improvement impairment charges and the non-cash acceleration of amortization of abandoned ROU assets and leasehold improvements for the year ended December 31, 2022. The fair value of the impaired assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those assets subsequent to the impairment was $0.
(3)Primarily includes professional service fees related to execution of the 2022 - 2023 Geolocation Restructuring Program.
(4)Includes ROU Asset impairment charges and the non-cash acceleration of amortization of leasehold improvements for the year ended December 31, 2020. The fair value of the impaired ROU Assets was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those ROU assets subsequent to the impairment was $10 million and was categorized as Level 3 within the ASC Topic 820 fair value hierarchy.
98     MOODY'S 2022 10-K

Changes to the restructuring liability were as follows:	2022	2021	2020
Balance as of January 1	$4	$21	$24
2018 Restructuring Program:
Cost incurred and adjustments	—	(2)	(4)
Cash payments	—	—	(18)
2020 Real Estate Rationalization Restructuring Program:
Cost incurred and adjustments	—	(1)	1
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	(1)	2	18
Cash payments	(2)	(16)	—
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	86	—	—
Cash payments	(22)	—	—
Balance as of December 31 (1)	$65	$4	$21
(1)Restructuring liability is primarily comprised of employee termination costs, with an immaterial amount of real estate-related and other costs.
As of December 31, 2022, substantially all of the remaining $65 million restructuring liability is expected to be paid out in 2023.

Cumulative expense incurred through December 31, 2022	Employee Termination Costs	Real Estate Related Costs	Other Costs	Total
2018 Restructuring Program	$55	$48	$—	$103
2020 Real Estate Rationalization Restructuring Program	$—	$38	$—	$38
2020 MA Strategic Reorganization Restructuring Program	$19	$—	$—	$19
2022 - 2023 Geolocation Restructuring Program	$85	$27	$1	$113
NOTE 12    FAIR VALUE
The tables below present information about items which are carried at fair value on a recurring basis at December 31, 2022 and 2021:

	Fair value Measurement as of December 31, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$46	$—	$46
Mutual funds	71	71	—
Total	$117	$71	$46
Liabilities:
Derivatives (1)	$319	$—	$319
Total	$319	$—	$319
MOODY'S 2022 10-K     99

	Fair Value Measurement as of December 31, 2021
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$67	$—	$67
Mutual funds	73	73	—
Total	$140	$73	$67
Liabilities:
Derivatives (1)	$52	$—	$52
Total	$52	$—	$52
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
NOTE 13.    OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2022	2021
Other current assets:
Prepaid taxes	$235	$112
Prepaid expenses	119	99
Capitalized costs to obtain and fulfill sales contracts	106	103
Foreign exchange forwards on certain assets and liabilities	19	1
Other	104	74
Total other current assets	$583	$389

	December 31,
	2022	2021
Other assets:
Investments in non-consolidated affiliates	$517	$443
Deposits for real-estate leases	15	14
Indemnification assets related to acquisitions	110	106
Mutual funds and fixed deposits	87	89
Company owned life insurance (at contract value)	40	37
Costs to obtain sales contracts	171	138
Derivative instruments designated as accounting hedges	27	66
Pension and other retirement employee benefits	40	77
Other	85	64
Total other assets	$1,092	$1,034
100     MOODY'S 2022 10-K

	December 31,
	2022	2021
Accounts payable and accrued liabilities:
Salaries and benefits	$104	$145
Incentive compensation	276	390
Customer credits, advanced payments and advanced billings	102	100
Dividends	6	6
Professional service fees	49	75
Interest accrued on debt	92	85
Accounts payable	52	47
Income taxes	86	115
Pension and other retirement employee benefits	7	7
Accrued royalties	23	36
Foreign exchange forwards on certain assets and liabilities	2	12
Restructuring liability	65	4
Other	147	120
Total accounts payable and accrued liabilities	$1,011	$1,142

	December 31,
	2022	2021
Other liabilities:
Pension and other retirement employee benefits	$189	$235
Interest accrued on UTPs	47	59
MAKS indemnification provisions	23	33
Income tax liability – non-current portion	48	23
Derivative instruments designated as accounting hedges	317	40
Other	50	48
Total other liabilities	$674	$438
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	December 31,
	2022	2021
Equity method investments (1)	$187	$121
Investments measured using the measurement alternative (2)	325	318
Other	5	4
Total investments in non-consolidated affiliates	$517	$443
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
Refer to Note 24 for disclosure on earnings from non-consolidated affiliates, which are included within other non-operating income, net.
MOODY'S 2022 10-K     101

NOTE 14    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCL:

	Year Ended December 31,			Location in the consolidated statements of operations
	2022	2021	2020
Losses on currency translation adjustments
Foreign currency translation adjustments - reclassification of losses included in net income	$(20)	$—	$—	Other non-operating income, net
Total losses on currency translation adjustments	(20)	—	—
Losses on cash flow hedges
Cross-currency swap	1	—	—	Other non-operating income, net
Interest rate contract	(3)	(2)	(3)	Other non-operating income, net
Total before income taxes	(2)	(2)	(3)
Income tax effect of item above	—	—	1	Provision for income taxes
Total net losses on cash flow hedges	(2)	(2)	(2)
Gains on net investment hedges
Cross currency swaps	—	—	1	Other non-operating income, net
FX forwards	—	2	—	Other non-operating income, net
Total before income taxes	—	2	1
Income tax effect of item above	—	(1)	—	Provision for income taxes
Total net gains on net investment hedges	—	1	1
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	(3)	(11)	(6)	Other non-operating income, net
Settlement charge	—	(8)	(2)	Other non-operating income, net
Total before income taxes	(3)	(19)	(8)
Income tax effect of item above	1	5	2	Provision for income taxes
Total pension and other retirement benefits	(2)	(14)	(6)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$(24)	$(15)	$(7)
102     MOODY'S 2022 10-K

The following tables show changes in AOCL by component (net of tax):

	Year Ended December 31, 2022
	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income/(loss) before reclassifications	—	—	(421)	164	(257)
Amounts reclassified from AOCL	2	2	20	—	24
Other comprehensive income/(loss)	2	2	(401)	164	(233)
Balance at December 31, 2022	$(47)	$(45)	$(736)	$185	$(643)

	Year Ended December 31, 2021
	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	55	—	(290)	242	7
Amounts reclassified from AOCL	14	2	—	(1)	15
Other comprehensive income/(loss)	69	2	(290)	241	22
Balance at December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)

	Year Ended December 31, 2020
	Pension and Other Retirement Benefits	Gains/ (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2019	$(92)	$—	$(401)	$54	$(439)
Other comprehensive income/(loss) before reclassifications	(32)	(51)	356	(273)	—
Amounts reclassified from AOCL	6	2	—	(1)	7
Other comprehensive income/(loss)	(26)	(49)	356	(274)	7
Balance at December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)
NOTE 15    PENSION AND OTHER RETIREMENT BENEFITS
U.S. Plans
Moody’s maintains funded and unfunded noncontributory Defined Benefit Pension Plans ("DBPPs"). The DBPPs provide defined benefits using a cash balance formula based on years of service and career average salary or final average pay for selected executives. The Company also provides certain healthcare and life insurance benefits for retired U.S. employees. The retirement healthcare plans are contributory; the life insurance plans are noncontributory. Moody’s funded and unfunded U.S. pension plans, the U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Retirement Plans.” The U.S. retirement healthcare plans and the U.S. retirement life insurance plans are collectively referred to herein as the “Other Retirement Plans.”
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
MOODY'S 2022 10-K     103

Following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of the period	$(570)	$(663)	$(48)	$(48)
Service cost	(14)	(19)	(4)	(4)
Interest cost	(15)	(14)	(1)	(1)
Plan participants’ contributions	—	—	(1)	(1)
Benefits paid	20	68	2	2
Actuarial (loss) gain	1	(6)	—	(3)
Assumption changes	116	64	13	7
Benefit obligation, end of the period	$(462)	$(570)	$(39)	$(48)
Change in plan assets:
Fair value of plan assets, beginning of the period	$544	$528	$—	$—
Actual return on plan assets	(111)	34	—	—
Benefits paid	(20)	(68)	(2)	(2)
Employer contributions	7	50	1	1
Plan participants’ contributions	—	—	1	1
Fair value of plan assets, end of the period	$420	$544	$—	$—
Funded status of the plans	$(42)	$(26)	$(39)	$(48)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits asset – non current	$39	$74	$—	$—
Pension and retirement benefits liability – current	(5)	(5)	(2)	(1)
Pension and retirement benefits liability – non current	(76)	(95)	(37)	(47)
Net amount recognized	$(42)	$(26)	$(39)	$(48)
Accumulated benefit obligation, end of the period	$(432)	$(524)
The net decrease in the pension benefit obligation from assumption changes and actuarial gains in 2022 primarily resulted from increases to discount rates, partially offset by an increase to the annuity conversion rate. The net decrease in the pension benefit obligation from assumption changes and actuarial losses in 2021 primarily resulted from increases to the discount rates and changes to certain actuarial assumptions, including increased rates of retirement at younger ages.
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2022	2021
Aggregate projected benefit obligation	$82	$101
Aggregate accumulated benefit obligation	$72	$86
The following table summarizes the pre-tax net actuarial losses and prior service costs recognized in AOCL for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2022	2021	2022	2021
Net actuarial losses (gains)	$(77)	$(61)	$9	$(4)
Net prior service credits	2	3	—	—
Total recognized in AOCL – pretax	$(75)	$(58)	$9	$(4)
104     MOODY'S 2022 10-K

Net periodic benefit expenses recognized for the Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2022	2021	2020	2022	2021	2020
Components of net periodic expense
Service cost	$14	$19	$17	$4	$4	$3
Interest cost	15	14	17	1	1	1
Expected return on plan assets	(26)	(27)	(20)	—	—	—
Amortization of net actuarial loss and prior service credits from earlier periods	3	11	7	—	1	—
Loss on settlement of pension obligations	—	8	2	—	—	—
Net periodic expense	$6	$25	$23	$5	$6	$4
The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2022	2021	2020	2022	2021	2020
Amortization of net actuarial losses and prior service credit	$3	$11	$7	$—	$1	$—
Settlement loss	—	8	2	—	—	—
Net actuarial (loss)/gain arising during the period	(19)	65	(37)	13	4	(3)
Total recognized in OCI – pre-tax	$(16)	$84	$(28)	$13	$5	$(3)
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2022	2021	2022	2021
Discount rate	4.93%	2.60%	4.90%	2.65%
Rate of compensation increase	3.63%	3.63%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2022	2021	2020	2022	2021	2020
Discount rate	2.60%	2.24%	3.04%	2.65%	2.30%	3.05%
Expected return on plan assets	5.05%	5.45%	4.45%	—	—	—
Rate of compensation increase	3.63%	3.62%	3.64%	—	—	—
Cash balance plan interest crediting rate	4.50%	4.50%	4.50%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2022, the expected rate of return used in calculating the net periodic benefit costs was 5.05%. For 2023, the Company’s expected rate of return assumption is 6.55% to reflect the Company’s current view of long-term capital market outlook.
MOODY'S 2022 10-K     105

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
The Company’s investment policy uses risk-controlled investment strategies by increasing the plan’s asset allocation to fixed income securities and specifying ranges of acceptable target allocation by asset class based on different levels of the plan’s accounting funded status. In addition, the investment policy also requires the investment-grade fixed income assets to be rebalanced between shorter and longer duration bonds as the interest rate environment changes. This investment policy is designed to help protect the plan’s funded status and to limit volatility of the Company’s contributions. Based on the policy, the Company’s current target asset allocation is approximately 33% (range of 28% to 38%) in equity securities, 62% (range of 57% to 67%) in fixed income securities and 5% (range of 2% to 8%) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds, which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. The plan also invests in other fixed income investments such as debts rated below investment grade, emerging market debt, and convertible securities. The plan’s other investment, which is made through a private real estate debt fund, is expected to provide additional diversification benefits and absolute return enhancement to the plan assets.
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2022 and 2021 are as follows:

	Fair Value Measurement as of December 31, 2022
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$5	$—	$5	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	96	—	96	—	23%
U.S. small and mid-cap	17	—	17	—	4%
Emerging markets	19	—	19	—	5%
Total equity investments	132	—	132	—	31%
Emerging markets bond fund	26	—	—	26	6%
Common/collective trust funds and corporate bonds —fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	54	—	54	—	13%
Mutual funds
Long duration corporate bonds	126	—	126	—	30%
U.S. Treasury Inflation-Protected Securities (TIPs)	24	24	—	—	6%
Convertible securities	14	14	—	—	3%
Private investment fund—high yield securities	12	—	—	12	3%
Total fixed-income investments	256	38	180	38	61%
Other investment—private real estate fund	27	—	—	27	6%
Total Assets	$420	$38	$317	$65	100%
106     MOODY'S 2022 10-K

	Fair Value Measurement as of December 31, 2021
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalent	$4	$—	$4	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	135	—	135	—	25%
U.S. small and mid-cap	23	—	23	—	4%
Emerging markets	27	—	27	—	5%
Total equity investments	185	—	185	—	34%
Emerging markets bond fund	30	—	—	30	6%
Common/collective trust funds and corporate bonds —fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	68	—	68	—	13%
Mutual funds
Long duration corporate bonds	177	—	177	—	33%
U.S. Treasury Inflation-Protected Securities (TIPs)	24	24	—	—	4%
Convertible securities	17	17			3%
Private investment fund—high yield securities	14	—	—	14	3%
Total fixed-income investments	330	41	245	44	61%
Other investment—private real estate debt fund	25	—	—	25	4%
Total Assets	$544	$41	$434	$69	100%
(1)Investments are measured using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit a reconciliation of the fair value hierarchy to the value of the total plan assets.
Cash and cash equivalents are primarily comprised of investments in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust and private mutual funds are valued using the NAV per unit in each fund. The NAV is based on the value of the underlying investments owned by each fund, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds and the private mutual fund are categorized in Level 2 to the extent that they are considered to have a readily determinable fair value. Investments for which fair value is estimated by using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy.
Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.
Cash Flows
The Company did not contribute to its U.S. funded pension plan during the years ended December 31, 2022 and 2021. The Company made payments of $7 million and $50 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2022 and 2021, respectively. The Company currently does not anticipate making a contribution to its funded pension plan in 2023, and anticipates making payments of $6 million related to its unfunded U.S. pension plans and immaterial payments related to its other Retirement Plans during the year ended December 31, 2023.
MOODY'S 2022 10-K     107

Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of the year ended December 31, 2022:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2023	$22	$2
2024	25	2
2025	31	2
2026	29	2
2027	30	3
2028 - 2032	160	17
Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $35 million, $54 million and $44 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $1 million during each of the years ended December 31, 2022, 2021, and 2020, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity. The Moody’s Stock Fund held approximately 329,300 and 328,500 shares of Moody’s common stock at December 31, 2022 and 2021, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these defined contribution plans for the years ended December 31, 2022, 2021, and 2020 were $37 million, $32 million, and $29 million, respectively.
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
108     MOODY'S 2022 10-K

As a result of the acquisition, certain RMS employees' unvested equity awards (employee stock options and restricted stock) with an acquisition-date fair value of $33 million were converted into equity awards of the Company based on an exchange ratio as defined in the purchase agreement. The portion of the fair value of the replacement awards related to services provided prior to the acquisition was $5 million and was accounted for as consideration transferred (See Note 9). The remaining portion of the replacement awards of $28 million, which is associated with post-acquisition service requirements, will be recognized as compensation expense over the remaining vesting period.
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense	$169	$175	$154
Tax benefit	$41	$42	$30
The fair value of each employee stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted below. The expected dividend yield is derived from the annual dividend rate on the date of grant. The expected stock volatility is based on an assessment of historical weekly stock prices of the Company as well as implied volatility from Moody’s traded options. The risk-free interest rate is based on U.S. government zero coupon bonds with maturities similar to the expected holding period. The expected holding period is determined by examining historical and projected post-vesting exercise behavior activity.
The following weighted average assumptions were used for options granted (excluding the aforementioned RMS replacement awards for the year ended December 31, 2021):

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	0.86%	0.89%	0.80%
Expected stock volatility	27%	28%	23%
Risk-free interest rate	1.91%	0.82%	1.43%
Expected holding period (in years)	5.6	5.6	5.7
Due to the RMS replacement option awards being heavily in-the-money at the acquisition date, the Company utilized a binomial valuation approach in 2021 to determine the fair value of the options, which approximated the intrinsic value of the replaced awards at the acquisition date.
The following represents the fair value of the options at grant date (including the RMS replacement option awards for the year ended December 31, 2021):

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value per share	$84.00	$121.14	$60.66
A summary of option activity as of December 31, 2022 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2021	1.0	$166.16
Granted	0.1	$324.64
Exercised	(0.1)	$148.28
Outstanding, December 31, 2022	1.0	$181.35	5.2 years	$107
Vested and expected to vest, December 31, 2022	1.0	$181.01	5.2 years	$107
Exercisable, December 31, 2022	0.7	$139.08	4.0 years	$99
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2022 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2022. This amount varies based on the fair value of Moody’s stock. As of December 31, 2022, there was $14 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.0 years.
MOODY'S 2022 10-K     109

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2022	2021	2020
Proceeds from stock option exercises	$8	$24	$39
Aggregate intrinsic value	$9	$55	$132
Tax benefit realized upon exercise	$2	$13	$32
A summary of nonvested restricted stock activity for the year ended December 31, 2022 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2021	1.4	$253.85
Granted	0.6	$318.88
Vested	(0.6)	$229.86
Forfeited	(0.1)	$281.24
Balance, December 31, 2022	1.3	$288.47
As of December 31, 2022, there was $216 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2022	2021	2020
Fair value of shares vested	$180	$194	$202
Tax benefit realized upon vesting	$42	$46	$46
A summary of performance-based restricted stock activity for the year ended December 31, 2022 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2021	0.4	$266.89
Granted	0.1	$310.62
Vested	(0.2)	$169.80
Balance, December 31, 2022	0.3	$303.80

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2022	2021	2020
Fair value of shares vested	$50	$28	$70
Tax benefit realized upon vesting	$7	$7	$17
As of December 31, 2022, there was $22 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 1.4 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6 million shares of common stock were reserved for issuance. The ESPP permits eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2022, 2021, and 2020 resulting in the ESPP qualifying for non-compensatory status under Topic 718 of the ASC. Accordingly, no compensation expense was recognized for the ESPP in 2022, 2021, and 2020. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
110     MOODY'S 2022 10-K

NOTE 17    INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$106	$404	$213
State and Local	17	106	68
Non-U.S.	215	249	215
Total current	338	759	496
Deferred:
Federal	57	(172)	6
State and Local	10	(45)	—
Non-U.S.	(19)	(1)	(50)
Total deferred	48	(218)	(44)
Total provision for income taxes	$386	$541	$452
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on income before provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	0.8%	1.5%	2.3%
Benefit of foreign operations	(0.2)%	(1.5)%	(1.5)%
Other	0.3%	(1.4)%	(1.5)%
Effective tax rate	21.9%	19.6%	20.3%
Income tax paid	$488	$932	$514
The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$804	$1,563	$1,349
Non-U.S.	956	1,192	880
Income before provision for income taxes	$1,760	$2,755	$2,229
MOODY'S 2022 10-K     111

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Account receivable allowances	$9	$8
Accumulated depreciation and amortization	15	10
Stock-based compensation	57	50
Accrued compensation and benefits	51	101
Capitalized costs	27	33
Operating lease liabilities	115	134
Deferred revenue	206	252
Net operating loss	36	33
Restructuring	11	1
Uncertain tax positions	68	86
Self-insured related reserves	12	10
Loss on net investment hedges - OCI	—	11
Other	14	16
Total deferred tax assets	621	745
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(593)	(659)
ROU Assets	(82)	(102)
Capital gains	(29)	(31)
Self-insured related income	(12)	(10)
Revenue Accounting Standard - ASC 606	(5)	(7)
Deferred tax on unremitted foreign earnings	(13)	(12)
Gain on net investment hedges - OCI	(48)	(4)
Other	(9)	(6)
Total deferred tax liabilities	(791)	(831)
Net deferred tax liabilities	(170)	(86)
Valuation allowance	(21)	(18)
Total net deferred tax liabilities	$(191)	$(104)
On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Accordingly, the Company determined the transition tax to be $236 million, with the remaining balance due of $48 million as of December 31, 2022.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company’s annual tax expense for the year ended December 31, 2022 includes Excess Tax Benefits from stock compensation of $19 million, benefits from the resolution of certain UTPs of $30 million and other net increases to tax positions of $12 million.
The Company had valuation allowances of $21 million and $18 million at December 31, 2022 and 2021, respectively, related to foreign net operating losses for which realization is uncertain.
As of December 31, 2022, the Company had $322 million of UTPs of which $297 million represents the amount that, if recognized, would impact the effective tax rate in future periods. The decrease in 2022 resulted primarily from lapses in statutes of limitation for non-U.S. jurisdictions along with state income tax settlement payments. The decrease in 2021 resulted primarily from the resolutions of uncertain tax positions. The increase in 2020 was primarily due to the additional reserves established for non-U.S. tax exposures.
112     MOODY'S 2022 10-K

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance as of January 1	$388	$483	$477
Additions for tax positions related to the current year	12	102	37
Additions for tax positions of prior years	12	18	17
Reductions for tax positions of prior years	(27)	—	(2)
Settlements with taxing authorities	(30)	(134)	(5)
Lapse of statute of limitations	(33)	(81)	(41)
Balance as of December 31	$322	$388	$483
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, are recognized in other non-operating (expense) income, net. Refer to Note 18 for disclosure of interest (expense) income relating to UTPs and other tax-related liabilities. As of December 31, 2022, 2021 and 2020 the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $47 million, $59 million and $113 million, respectively.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 through 2020 are currently under examination and 2021 remains open to examination. The Company’s New York City tax returns for 2015 through 2017 are currently under examination. After the resolution of a tax audit for 2012, certain of the Company’s U.K. subsidiaries’ returns from 2012 to 2021 remain open to examination.
For current ongoing matters related to open tax years, the Company estimates that it is reasonably possible that a significant portion of the balance of UTPs could decrease in the next twelve months as a result of the effective settlement of these audits. Given the number of years and nature of matters that remain subject to examination in various tax jurisdictions both in the U.S. and internationally, the Company is unable to estimate a range of possible changes to its UTPs for 2023. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTPs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with ASC Topic 740.
In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% is not expected to impact Moody’s ETR. The excise tax of 1% on corporate share buybacks will not have an impact on the Company’s ETR.
MOODY'S 2022 10-K     113

NOTE 18    INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

	December 31, 2022
	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(4)	557
1.75% 2015 Senior Notes, due 2027	534	—	—	(2)	532
3.25% 2017 Senior Notes, due 2028	500	(37)	(3)	(2)	458
4.25% 2018 Senior Notes, due 2029	400	(42)	(2)	(2)	354
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	800	—	(2)	(4)	794
3.75% 2020 Senior Notes, due 2025	700	(27)	(1)	(3)	669
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(35)	(8)	(5)	452
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total long-term debt	$7,734	$(239)	$(55)	$(51)	$7,389

	December 31, 2021
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(7)	3	(5)	591
1.75% 2015 Senior Notes due 2027	568	—	—	(2)	566
2.625% 2017 Senior Notes, due 2023	500	5	—	(1)	504
3.25% 2017 Senior Notes, due 2028	500	8	(3)	(2)	503
4.25% 2018 Senior Notes, due 2029	400	—	(2)	(2)	396
4.875% 2018 Senior Notes, due 2048	400	(7)	(6)	(4)	383
0.950% 2019 Senior Notes, due 2030	853	—	(2)	(5)	846
3.75% 2020 Senior Notes, due 2025	700	(9)	(1)	(4)	686
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	500	—	(4)	(5)	491
2.00% 2021 Senior Notes, due 2031	600	—	(8)	(5)	587
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(6)	581
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
Total long-term debt	$7,521	$(10)	$(48)	$(50)	$7,413
(1)The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
114     MOODY'S 2022 10-K

Credit Facility
The following summarizes information relating to the Company's revolving credit facility:

				December 31, 2022		December 31, 2021
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2021 Credit Facility	December 17, 2021	$1,250	December 17, 2026	$—	$1,250	$—	$1,250
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
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2021 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the LIBOR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2022, the Company has no CP borrowings outstanding.
Notes Payable
The Company may prepay certain of its senior notes, in whole or in part, but may incur a Make Whole amount penalty.
During 2022, the Company issued the 2022 Senior Notes due 2052 and the 2022 Senior Notes due 2032. The key terms of these debt issuances are set forth in the table above.
In 2022, the Company fully repaid $500 million of the 2017 Senior Notes due 2023 via a tender offer.
Additionally, in December 2022, the Company repaid a portion of its outstanding 2.55% 2020 Senior Notes due 2060 via a partial tender offer. Pursuant to this tender offer, the Company early redeemed $200 million in principal amount of the notes for $126 million, resulting in a net $70 million gain on extinguishment. This gain on extinguishment is net of $4 million related to unamortized discounts and debt issuance costs associated with the principal amount that was repaid.
At December 31, 2022, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2022, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Total
2023	$—
2024	500
2025	700
2026	—
2027	534
Thereafter	6,000
Total	$7,734
MOODY'S 2022 10-K     115

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Expense on borrowings	$(216)	$(185)	$(163)
(Expense) income on UTPs and other tax related liabilities(1)	(13)	21	(34)
Net periodic pension costs - interest component	(17)	(16)	(19)
Income	15	9	11
Interest expense, net	$(231)	$(171)	$(205)
Interest paid (2)	$198	$162	$132
(1)The amount for the year ended December 31, 2021 includes a $45 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.
(2)Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.
The fair value and carrying value of the Company’s debt as of December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$7,389	$6,564	$7,413	$7,982
The fair value of the Company’s debt is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs within the fair value hierarchy.
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
Share Repurchase Program
The Company first implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program and has maintained its program since. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2022:

Date Authorized	Amount Authorized	Remaining Authority
February 7, 2022	$750	$750
February 9, 2021	$1,000	$98
Total Remaining Authority at December 31, 2022		$848
During 2022, Moody’s repurchased 3.1 million shares of its common stock under its share repurchase program and issued a net 0.6 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
116     MOODY'S 2022 10-K

Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2022		2021		2020
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.70	$0.70	$0.62	$0.62	$0.56	$0.56
Second quarter	0.70	0.70	0.62	0.62	0.56	0.56
Third quarter	0.70	0.70	0.62	0.62	0.56	0.56
Fourth quarter	0.70	0.70	0.62	0.62	0.56	0.56
Total	$2.80	$2.80	$2.48	$2.48	$2.24	$2.24
On January 30, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share of Moody’s common stock, payable on March 17, 2023 to shareholders of record at the close of business on February 24, 2023. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
NOTE 20    LEASE COMMITMENTS
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease from one to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$102	$98	$96
Sublease income	(7)	(6)	(5)
Variable lease cost	20	19	19
Total lease cost	$115	$111	$110
During 2022, the Company recorded $23 million of ROU Asset impairment charges related to the exit of certain real estate leases. The impairment charges were recorded within Restructuring expense on the consolidated statement of operations. Refer to Note 11 for further details.
The following tables present other information related to the Company’s operating leases:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$118	$113	$108
Right-of-use assets obtained in exchange for new operating lease liabilities	$35	$137	$36

	Year Ended December 31,
	2022	2021	2020
Weighted-average remaining lease term (in years)	4.9	5.6	6.0
Weighted-average discount rate applied to operating leases	3.1%	3.1%	3.6%
MOODY'S 2022 10-K     117

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2022:

Year Ending December 31,	Operating Leases
2023	$119
2024	111
2025	98
2026	79
2027	64
Thereafter	40
Total lease payments (undiscounted)	511
Less: Interest	37
Present value of lease liabilities:	$474
Lease liabilities - current	$106
Lease liabilities - noncurrent	$368
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
118     MOODY'S 2022 10-K

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

	Year Ended December 31,
	2022				2021
	MIS	MA	Eliminations	Consolidated	MIS	MA	Eliminations	Consolidated
Total external revenue	$2,699	$2,769	$—	$5,468	$3,812	$2,406	$—	$6,218
Intersegment revenue	174	8	(182)	—	165	7	(172)	—
Revenue	2,873	2,777	(182)	5,468	3,977	2,413	(172)	6,218
Operating, SG&A	1,385	1,937	(182)	3,140	1,503	1,786	(172)	3,117
Adjusted Operating Income	1,488	840	—	2,328	2,474	627	—	3,101
Add:
Depreciation and amortization	81	250	—	331	72	185	—	257
Restructuring	65	49	—	114	(1)	1	—	—
Operating Income				$1,883				$2,844

	Year Ended December 31, 2020
	MIS	MA	Eliminations	Consolidated
Total external revenue	$3,292	$2,079	$—	$5,371
Intersegment revenue	148	7	(155)	—
Revenue	3,440	2,086	(155)	5,371
Operating, SG&A	1,387	1,472	(155)	2,704
Adjusted Operating Income	2,053	614	—	2,667
Add:
Depreciation and amortization	70	150	—	220
Restructuring	19	31	—	50
Loss pursuant to the divestiture of MAKS	—	9	—	9
Operating income				$2,388
The table below shows cumulative restructuring expense incurred through December 31, 2022 by reportable segment.

	MIS	MA	Total
2018 Restructuring Program	$60	$43	$103
2020 Real Estate Rationalization Restructuring Program	22	16	38
2020 MA Strategic Reorganization Restructuring Program	—	19	19
2022 - 2023 Geolocation Restructuring Program	64	49	113
The costs expected to be incurred related to the 2022 - 2023 Geolocation Restructuring Program are $70 million - $90 million for the MIS segment and $65 million - $80 million for the MA segment.
The restructuring programs are more fully discussed in Note 11.
MOODY'S 2022 10-K     119

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2022	2021	2020
Revenue:
U.S.	$2,873	$3,383	$2,955
Non-U.S.:
EMEA	1,682	1,885	1,545
Asia-Pacific	556	603	571
Americas	357	347	300
Total Non-U.S.	2,595	2,835	2,416
Total	$5,468	$6,218	$5,371

Long-lived assets at December 31:
U.S.	$4,408	$4,449	$2,162
Non-U.S.	4,489	4,802	4,889
Total	$8,897	$9,251	$7,051
NOTE 23    VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances represent estimates for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Adoption of Credit Losses Accounting Standard	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2022
Allowances for credit losses	$(32)	$—	$(25)	$17	$(40)
Deferred tax assets—valuation allowance	$(18)	$—	$(4)	$1	$(21)
2021
Allowances for credit losses	$(34)	$—	$(13)	$15	$(32)
Deferred tax assets—valuation allowance	$(15)	$—	$(4)	$1	$(18)
2020
Allowances for credit losses	$(20)	$(2)	$(26)	$14	$(34)
Deferred tax assets—valuation allowance	$(9)	$—	$(6)	$—	$(15)
(1)Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses.
NOTE 24    OTHER NON-OPERATING INCOME, NET
The following table summarizes the components of other non-operating income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
FX (loss) gain(1)	$(10)	$(1)	$2
Purchase price hedge loss(2)	—	(13)	—
Net periodic pension costs—other components	24	9	13
Income from investments in non-consolidated affiliates(3)	17	60	6
Other	7	27	25
Total	$38	$82	$46
(1)The amount for the year ended December 31, 2022 includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
(2)The amount for the year ended December 31, 2021 reflects a loss on a forward contract to hedge a portion of the RMS British pound-denominated purchase price.
(3)The amount for the year ended December 31, 2021 includes a $36 million non-cash gain relating to the exchange of Moody’s minority investment in VisibleRisk (accounted for under the equity method) for shares of BitSight, a cybersecurity ratings company.
120     MOODY'S 2022 10-K

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
Changes In Internal Control Over Financial Reporting
Information in response to this Item is set forth under the caption “Management’s Report on Internal Control Over Financial Reporting,” in Part II, Item 8 of this annual report on Form 10-K.
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2022.
During the fiscal year ended December 31, 2021, the Company acquired RMS and in the fiscal year ended December 31, 2022, Moody's integrated the acquired entity into the Company’s financial reporting processes and procedures and internal controls over financial reporting.
ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 18, 2023, and is incorporated herein by reference.
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10‑K, as well as under the headings “Item 1–Election of Directors,” “Corporate Governance–Codes of Business Conduct and Ethics,” and “The Audit Committee,” in the 2023 Proxy Statement and is incorporated by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table for 2022,” “Outstanding Equity Awards at Fiscal Year-End Table for 2022,” “Option Exercises and Stock Vested Table for 2022,” “Pension Benefits Table for 2022,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Relationship of Compensation Practices to Risk Management,” "Pay Versus Performance," “CEO Pay Ratio,” and “Report of the Compensation & Human Resources Committee” in the 2023 Proxy Statement and is incorporated by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is included under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K, as well as under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated by reference.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Corporate Governance –Director Independence” and “Certain Relationships and Related Transactions” in the 2023 Proxy Statement and is incorporated by reference.
MOODY'S 2022 10-K     121

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the headings “Item 2–Ratification of Appointment of Independent Registered Public Accountants–Principal Accounting Fees and Services” and “The Audit Committee” in the 2023 Proxy Statement and is incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.
(1) Financial Statements.
See Index to Financial Statements on page 63, in Part II. Item 8 of this Form 10-K.
(2) Financial Statement Schedules.
None.
(3) Exhibits.
INDEX TO EXHIBITS

S-K EXHIBIT NUMBER
3	Articles of Incorporation and By-laws
.1
Restated Certificate of Incorporation of the Registrant, effective April 22, 2020 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 27, 2020)

.2
Amended and Restated By-laws of Moody’s Corporation, effective December 20, 2022 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2022)

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
.3.1
Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.2
Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013)

.3.3
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.4.1
Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form or 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.4.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar ((incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.5
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

.3.6
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

.3.7.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

122     MOODY'S 2022 10-K

S-K EXHIBIT NUMBER
.3.7.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent. (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.8
Eleventh Supplement Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3.9
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.3.10
Thirteenth Supplemental Indenture, dated as of August 18, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.550% Senior Note due 2060 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 18, 2020)

.3.11
Fourteenth Supplemental Indenture, dated as of August 19, 2021, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.000% Senior Note due 2031 and the form of 2.750% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2021)

.3.12
Fifteenth Supplemental Indenture, dated as of November 29, 2021, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee, including the form of 3.100% Senior Note due 2061 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 29, 2021

.3.13
Sixteenth Supplemental Indenture, dated as of February 25, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 3.750% Senior Note due 2052 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 28, 2022)

.3.14
Seventeenth Supplemental Indenture, dated as of August 8, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 4.250% Senior Note due 2032 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 8, 2022)

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

	.3.1†*	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended and restated December 20, 2022)
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

	.3.2.3†*	Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2023 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.3.1†
Form of Performance Share Award Letter (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

	.3.3.2†*	Form of Performance Share Award Letter (for awards granted in 2023 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.4.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2020) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2017)

MOODY'S 2022 10-K     123

S-K EXHIBIT NUMBER
.3.4.2†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2020 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

	.3.4.3†*	Form of Restricted Stock Unit Grant Agreement (for awards granted in 2023 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
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
.9†
Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.10.1†
Moody’s Corporation Retirement Account (amended and restated as of January 1, 2021) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.10.2†
First Amendment to the Moody’s Corporation Retirement Account (effective January 1, 2021) (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.11.1†
Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2020) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.11.2†
First Amendment to the Profit Participation Plan of Moody’s Corporation (effective January 1, 2020) (incorporated by reference to Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.12†
The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008, October 15, 2015 and December 19, 2016) (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.13†
Amended and Restated Moody’s Corporation Career Transition Plan (amended and restated as of November 8, 2021) (incorporated by reference to Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.14†
Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2019)

.15†
Risk Management Solutions, Inc. 2014 Equity Award Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of the Registrant, file number 333-259539, filed September 15, 2021)

.16†
Risk Management Solutions, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 of the Registrant, file number 333-259539, filed September 15, 2021)

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

21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2022
124     MOODY'S 2022 10-K

S-K EXHIBIT NUMBER
23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
_____________
*Filed herewith
†Management contract of compensatory plan or arrangement
ITEM 16        FORM 10-K SUMMARY
None.
MOODY'S 2022 10-K     125

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ ROBERT FAUBER

Robert Fauber
President and Chief Executive Officer
Date: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT FAUBER	/s/ LLOYD W. HOWELL, JR.
Robert Fauber,	Lloyd W. Howell, Jr.,
President and Chief Executive Officer	Director
(principal executive officer)

/s/ MARK KAYE	/s/ RAYMOND W. MCDANIEL, JR.
Mark Kaye,	Raymond W. McDaniel, Jr.,
Executive Vice President and Chief Financial Officer	Chairman
(principal financial officer)

/s/ CAROLINE SULLIVAN	/s/ JOSE MINAYA
Caroline Sullivan,	Jose Minaya,
Chief Accounting Officer and Corporate Controller	Director
(principal accounting officer)

/s/ JORGE A. BERMUDEZ	/s/ LESLIE F. SEIDMAN
Jorge A. Bermudez,	Leslie F. Seidman,
Director	Director

/s/ THÉRÈSE ESPERDY	/s/ ZIG SERAFIN
Thérèse Esperdy,	Zig Serafin,
Director	Director

/s/ VINCENT A. FORLENZA	/s/ BRUCE VAN SAUN
Vincent A. Forlenza,	Bruce Van Saun,
Lead Independent Director	Director

/s/ KATHRYN M. HILL
Kathryn M. Hill,
Director
Date: February 15, 2023
126     MOODY'S 2022 10-K