Form 10-Q
period 2023-03-31
MOODYS CORP /DE/
filed 2023-04-26
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Shares Outstanding at March 31, 2023
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
ARR
Annualized Recurring Revenue; a supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time, excluding the impact of FX and contracts related to acquisitions

ASC
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

BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools
Board	The board of directors of the Company
BPS	Basis points
CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; currently Moody’s owns 30% of CCXI
CDP	Carbon Disclosure Project; an international nonprofit organization that helps companies, cities, states and regions manage their environmental impact through a global disclosure system
CFG	Corporate finance group; an LOB of MIS
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
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

EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ESG	Environmental, Social, and Governance

TERM	DEFINITION
ESTR	Euro Short-Term Rate
ETR	Effective tax rate
EU	European Union
EURIBOR	The Euro Interbank Offered Rate
Excess Tax Benefits
The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended
External Revenue	Revenue excluding any intersegment amounts
FASB	Financial Accounting Standards Board
FIG	Financial institutions group; an LOB of MIS
Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
GDP	Gross domestic product
GRI	Global Reporting Initiative; an international independent standards organization that helps organizations understand and disclose their impact on climate change, human rights and corruption
ICRA	ICRA Limited; a provider of credit ratings and research in India
ISSB	International Sustainability Standards Board
kompany	360kompany AG (kompany); a Vienna, Austria-based platform for business verification and Know Your Customer (KYC) technology solutions, acquired by the Company in February 2022
KYC	Know-your-customer
LIBOR	London Interbank Offered Rate
LOB	Line of business
MA
Moody’s Analytics - a reportable segment of MCO which provides a wide range of products and services that support financial analysis and risk management activities of institutional participants in global financial markets; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly a reporting unit within the MA reportable segment
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - SFG; CFG; FIG; PPIF; and MIS Other
MIS Other
Consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue, and revenue from professional services. These businesses are components of MIS; MIS Other is an LOB of MIS

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MA and MIS
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
NM	Percentage change is not meaningful
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

TERM	DEFINITION
NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC
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

PPIF	Public, project and infrastructure finance; an LOB of MIS
Recurring Revenue
For MA, represents subscription-based revenue and software maintenance revenue. For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other, represents subscription-based revenue

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
Transaction Revenue
For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services. For MIS (excluding MIS Other), represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services.

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
WEF	World Economic Forum; an independent international organization for public-private cooperation that engages the foremost political, business, cultural and other leaders of society to shape global, regional and industry agendas
2022 - 2023 Geolocation Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 relating to the Company's post-COVID-19 geolocation strategy
2013 Senior Notes due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060

TERM	DEFINITION
2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041
2021 Senior Notes due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061
2022 Senior Notes due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052
2022 Senior Notes due 2032	Principal amount of $500 million, 4.25% senior unsecured notes due January 15, 2032

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$1,470	$1,522
Expenses
Operating	428	417
Selling, general, and administrative	386	371
Depreciation and amortization	88	78
Restructuring	14	—
Total expenses	916	866
Operating income	554	656
Non-operating (expense) income, net
Interest expense, net	(48)	(53)
Other non-operating income (expense), net	—	6
Total non-operating (expense) income, net	(48)	(47)
Income before provision for income taxes	506	609
Provision for income taxes	5	111
Net income attributable to Moody's	$501	$498
Earnings per share attributable to Moody's common shareholders
Basic	$2.73	$2.69
Diluted	$2.72	$2.68
Weighted average number of shares outstanding
Basic	183.3	185.1
Diluted	184.1	186.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$501			$498
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$109	$(2)	107	$(108)	$1	(107)
Net (losses) gains on net investment hedges	(76)	19	(57)	64	(17)	47
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Net actuarial losses and prior service costs	—	—	—	(3)	1	(2)
Total other comprehensive income (loss)	$34	$17	$51	$(46)	$(15)	$(61)
Comprehensive income			552			437
Less: comprehensive loss attributable to noncontrolling interests			(3)			—
Comprehensive Income Attributable to Moody's			$555			$437
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,119	$1,769
Short-term investments	78	90
Accounts receivable, net of allowance for credit losses of $38 in 2023 and $40 in 2022	1,712	1,652
Other current assets	517	583
Total current assets	4,426	4,094
Property and equipment, net of accumulated depreciation of $1,153 in 2023 and $1,123 in 2022	525	502
Operating lease right-of-use assets	332	346
Goodwill	5,892	5,839
Intangible assets, net	2,177	2,210
Deferred tax assets, net	268	266
Other assets	1,099	1,092
Total assets	$14,719	$14,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$805	$1,011
Current portion of operating lease liabilities	106	106
Current portion of long-term debt	499	—
Deferred revenue	1,578	1,258
Total current liabilities	2,988	2,375
Non-current portion of deferred revenue	70	75
Long-term debt	6,963	7,389
Deferred tax liabilities, net	476	457
Uncertain tax positions	205	322
Operating lease liabilities	349	368
Other liabilities	610	674
Total liabilities	11,661	11,660
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2023 and December 31, 2022, respectively	3	3
Capital surplus	1,068	1,054
Retained earnings	13,979	13,618
Treasury stock, at cost; 159,404,478 and 159,702,362 shares of common stock at March 31, 2023 and December 31, 2022, respectively	(11,570)	(11,513)
Accumulated other comprehensive loss	(589)	(643)
Total Moody's shareholders' equity	2,891	2,519
Noncontrolling interests	167	170
Total shareholders' equity	3,058	2,689
Total liabilities, noncontrolling interests, and shareholders' equity	$14,719	$14,349
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$501	$498
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	88	78
Stock-based compensation	47	46
Deferred income taxes	—	30
Changes in assets and liabilities:
Accounts receivable	(51)	(117)
Other current assets	74	(11)
Other assets	(21)	(21)
Lease obligations	(5)	(2)
Accounts payable and accrued liabilities	(178)	(296)
Deferred revenue	296	290
Uncertain tax positions	(119)	(18)
Other liabilities	(24)	(7)
Net cash provided by operating activities	608	470
Cash flows from investing activities
Capital additions	(73)	(59)
Purchases of investments	(45)	(46)
Sales and maturities of investments	55	27
Cash paid for acquisitions, net of cash acquired	—	(83)
Net cash used in investing activities	(63)	(161)
Cash flows from financing activities
Proceeds from stock-based compensation plans	11	8
Treasury shares	(41)	(560)
Cash paid for ASR contract relating to shares retained by counterparty until final settlement	—	(98)
Repurchase of shares related to stock-based compensation	(45)	(58)
Dividends	(141)	(130)
Issuance of notes	—	491
Debt issuance costs and related fees	—	(5)
Net cash used in financing activities	(216)	(352)
Effect of exchange rate changes on cash and cash equivalents	21	(18)
Increase (decrease) in cash and cash equivalents	350	(61)
Cash and cash equivalents, beginning of period	1,769	1,811
Cash and cash equivalents, end of period	$2,119	$1,750
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				501				501	—	501
Dividends ($0.77 per share)				(140)				(140)	—	(140)
Stock-based compensation			47					47		47
Shares issued for stock-based compensation plans at average cost, net			(33)		0.4	(15)		(48)		(48)
Treasury shares repurchased			—		(0.1)	(42)		(42)		(42)
Currency translation adjustment, net of net investment hedge activity (net of tax of $17 million)							53	53	(3)	50
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at March 31, 2023	342.9	$3	$1,068	$13,979	(159.4)	$(11,570)	$(589)	$2,891	$167	$3,058
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular dollar and share amounts in millions, except per share data)
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports in two reportable segments: MA and MIS.
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
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2022 annual report on Form 10-K filed with the SEC on February 15, 2023. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Adoption of New Accounting Standards in 2023
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance, ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), issued in March 2020 (codified into ASC Topic 848 "Reference Rate Reform"). ASU No. 2020-04 provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform—Deferral of the Sunset Date of Topic 848," which deferred the sunset date of Topic 848 to December 31, 2024. These ASU's were effective upon issuance and the amendments may be applied prospectively through December 31, 2024 as the transition from LIBOR is completed.
During the first quarter of 2023, the Company modified the contractual terms of certain of its interest rate swaps designated as fair value hedges and cross-currency swaps designated as net investment hedges. These modifications replaced the previous LIBOR/EURIBOR-based reference rates included in the swap agreements to SOFR/ESTR-based rates. Pursuant to the modification of the contractual terms of these instruments, the Company utilized the optional expedients set forth in ASC Topic 848 relating to derivative instruments used in hedging relationships. The aggregate notional amounts of these swaps is disclosed in Note 8.

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2023	2022
MA:
Decision Solutions	$354	$334
Research and Insights	195	183
Data and Information	188	178
Total external revenue	737	695
Intersegment revenue	3	2
Total MA	740	697
MIS:
Corporate Finance (CFG)
Investment-grade	115	114
High-yield	32	39
Bank loans	59	113
Other accounts (1)	150	151
Total CFG	356	417
Structured Finance (SFG)
Asset-backed securities	27	32
RMBS	25	35
CMBS	14	38
Structured credit	32	39
Other accounts	1	—
Total SFG	99	144
Financial Institutions (FIG)
Banking	100	89
Insurance	33	34
Managed investments	6	5
Other accounts	3	3
Total FIG	142	131
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	52	58
Project and infrastructure	77	65
Total PPIF	129	123
Total ratings revenue	726	815
MIS Other	7	12
Total external revenue	733	827
Intersegment revenue	45	43
Total MIS	778	870
Eliminations	(48)	(45)
Total MCO	$1,470	$1,522
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$152	$202	$354	$147	$187	$334
Research and Insights	105	90	195	103	80	183
Data and Information	67	121	188	60	118	178
Total MA	324	413	737	310	385	695
MIS:
Corporate Finance	246	110	356	275	142	417
Structured Finance	61	38	99	97	47	144
Financial Institutions	63	79	142	65	66	131
Public, Project and Infrastructure Finance	76	53	129	75	48	123
Total ratings revenue	446	280	726	512	303	815
MIS Other	—	7	7	1	11	12
Total MIS	446	287	733	513	314	827
Total MCO	$770	$700	$1,470	$823	$699	$1,522

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2023	2022
MA:
U.S.	$324	$310
Non-U.S.:
EMEA	278	264
Asia-Pacific	80	67
Americas	55	54
Total Non-U.S.	413	385
Total MA	737	695
MIS:
U.S.	446	513
Non-U.S.:
EMEA	173	193
Asia-Pacific	71	74
Americas	43	47
Total Non-U.S.	287	314
Total MIS	733	827
Total MCO	$1,470	$1,522

The following tables summarize the split between Transaction Revenue and Recurring Revenue.

	Three Months Ended March 31,
	2023				2022
	Transaction		Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$43		$311	$354	$43	$291	$334
	12%		88%	100%	13%	87%	100%
Research and Insights	$2		$193	$195	$1	$182	$183
	1%		99%	100%	1%	99%	100%
Data and Information	$—		$188	$188	$—	$178	$178
	—%		100%	100%	—%	100%	100%
Total MA	$45	(1)	$692	$737	$44	$651	$695
	6%		94%	100%	6%	94%	100%
Corporate Finance	$230		$126	$356	$293	$124	$417
	65%		35%	100%	70%	30%	100%
Structured Finance	$45		$54	$99	$93	$51	$144
	45%		55%	100%	65%	35%	100%
Financial Institutions	$70		$72	$142	$61	$70	$131
	49%		51%	100%	47%	53%	100%
Public, Project and Infrastructure Finance	$86		$43	$129	$79	$44	$123
	67%		33%	100%	64%	36%	100%
MIS Other	$—		$7	$7	$3	$9	$12
	—%		100%	100%	25%	75%	100%
Total MIS	$431		$302	$733	$529	$298	$827
	59%		41%	100%	64%	36%	100%
Total Moody's Corporation	$476		$994	$1,470	$573	$949	$1,522
	32%		68%	100%	38%	62%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under U.S. GAAP (please also refer to the following table).
The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$27	$431	$458	$41	$529	$570
Revenue recognized over time	710	302	1,012	654	298	952
Total	$737	$733	$1,470	$695	$827	$1,522

Unbilled receivables, deferred revenue and remaining performance obligations
Unbilled receivables
For certain MA arrangements, the timing of when the Company has the unconditional right to consideration and recognizes revenue occurs prior to invoicing the customer. In addition, certain MIS arrangements contain contractual terms whereby the customers are billed in arrears for annual monitoring services, requiring revenue to be accrued as an unbilled receivable as such services are provided.
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
	MA	MIS	MA	MIS
Unbilled Receivables	$114	$439	$148	$385

Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,055	$278	$1,333	$1,039	$296	$1,335
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(471)	(98)	(569)	(431)	(95)	(526)
Increases due to amounts billable excluding amounts recognized as revenue during the period	688	179	867	636	178	814
Increases due to acquisitions during the period	—	—	—	1	—	1
Effect of exchange rate changes	16	1	17	(11)	(2)	(13)
Total changes in deferred revenue	233	82	315	195	81	276
Balance at March 31,	$1,288	$360	$1,648	$1,234	$377	$1,611
Deferred revenue - current	$1,287	$291	$1,578	$1,231	$294	$1,525
Deferred revenue - non-current	$1	$69	$70	$3	$83	$86
The increase in deferred revenue during both the three months ended March 31, 2023 and 2022 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.

Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2023 as well as amounts not yet invoiced to customers as of March 31, 2023, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.3 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $98 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation cost	$47	$46
Tax benefit	$10	$11
During the first three months of 2023, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $94.67 per share. The Company also granted 0.6 million shares of restricted stock in the first three months of 2023, which had a weighted average grant date fair value of $295.53 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $286.04 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2023:

Expected dividend yield	1.04%
Expected stock volatility	29%
Risk-free interest rate	4.18%
Expected holding period	5.8 years
Unrecognized stock-based compensation expense at March 31, 2023 was $20 million and $354 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.2 years and 2.8 years, respectively. Additionally, there was $43 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2023	2022
Exercise of stock options:
Proceeds from stock option exercises	$7	$3
Aggregate intrinsic value	$15	$4
Tax benefit realized upon exercise	$4	$1
Number of shares exercised (1)	0.1	—
Vesting of restricted stock:
Fair value of shares vested	$140	$166
Tax benefit realized upon vesting	$33	$39
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$24	$50
Tax benefit realized upon vesting	$3	$7
Number of shares vested	0.1	0.2
(1) The number of options exercised in 2022 was approximately 20 thousand.

NOTE 4. INCOME TAXES
Moody’s effective tax rate (ETR) was 1.0% and 18.2% for the three months ended March 31, 2023 and 2022, respectively. The 17.2% decrease in the ETR for the three months ended March 31, 2023 compared to the same period in the prior year was primarily due to tax benefits recognized in the first quarter of 2023, which reflect the resolutions of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions. The Company’s first quarter 2023 provision for income taxes differs from the tax computed by applying its estimated annual effective tax rate to the pre-tax earnings primarily due to the following items recognized in 2023: i) net reductions in UTPs of $117 million related to the resolutions of UTPs; and ii) excess tax benefits from stock-based compensation of $6 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income (expense), net.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2019 through 2020 are currently under examination and 2021 remains open to examination. The Company’s New York City tax returns for 2015 through 2019 are currently under examination. The Company’s U.K. tax returns for 2017 through 2021 remain open to examination.
For ongoing audits, it is possible the balance of UTPs could decrease in the next twelve months as a result of the settlement of such audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues will be raised by tax authorities which could necessitate increases to the balance of UTPs. As the Company is unable to predict the timing or outcome of these audits, it is unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with the applicable provisions of ASC Topic 740 regarding UTPs.
The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2023	2022
Income taxes paid	$66	$70
In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% is not expected to impact Moody’s ETR. The excise tax of 1% on corporate share buybacks will not have an impact on the Company’s ETR for 2023.
NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,

	2023	2022
Basic	183.3	185.1
Dilutive effect of shares issuable under stock-based compensation plans	0.8	1.0
Diluted	184.1	186.1
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.7	0.3
The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2023 and 2022.
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

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2023
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$729	$—	$729	$645	$78	$6
Mutual funds	$80	$3	$83	$—	$—	$83

	As of December 31, 2022
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$914	$—	$914	$808	$90	$16
Mutual funds	$71	$—	$71	$—	$—	$71
(1) Consists of time deposits and money market deposit accounts. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both March 31, 2023 and December 31, 2022. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 21 months at March 31, 2023 and 13 months to 24 months at December 31, 2022. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invests in Corporate-Owned Life Insurance (COLI). As of March 31, 2023 and December 31, 2022, the contract value of the COLI was $44 million and $40 million, respectively.
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
Derivatives and non-derivative instruments designated as accounting hedges:
Fair Value Hedges
Interest Rate Swaps
The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the SOFR. The purpose of these hedges is to mitigate the risk associated with changes in the fair value of the long-term debt, thus the Company has designated these swaps as fair value hedges. The fair value of the swaps is adjusted quarterly with a corresponding adjustment to the carrying value of the debt. The changes in the fair value of the swaps and the underlying hedged item generally offset and the net cash settlements on the swaps are recorded each period within interest expense, net in the Company’s consolidated statements of operations.
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		As of March 31, 2023		As of December 31, 2022
Hedged Item	Nature of Swap	Notional Amount	Floating Interest Rate (1)	Notional Amount	Floating Interest Rate
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	SOFR	$500	3-month LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	SOFR	300	6-month LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	SOFR	400	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	SOFR	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	SOFR	250	SOFR
Total		$2,550		$2,550
(1) Contractual terms of instruments using the 3-month or 6-month LIBOR at December 31, 2022 were modified to the SOFR reference rate in the first quarter of 2023.

Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2023	2022
Interest expense, net		$(48)	$(53)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(18)	$6
Fair value changes on interest rate swaps	Interest expense, net	$46	$(85)
Fair value changes on hedged debt	Interest expense, net	$(46)	$85
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

March 31, 2023
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€765	3.67%	$800	5.25%
Pay Floating/Receive Floating	2,138	Based on ESTR	2,250	Based on SOFR
Total	€2,903		$3,050

December 31, 2022
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€765	3.67%	$800	5.25%
Pay Floating/Receive Floating	450	Based on 3-month EURIBOR	500	Based on 3-month USD LIBOR
Pay Floating/Receive Floating	1,688	Based on ESTR	1,750	Based on SOFR
Total	€2,903		$3,050

As of March 31, 2023 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2026	€450
2027	€531
2028	€588
2029	€373
2031	€481
2032	€480
Total	€2,903
The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Cross currency swaps	$(39)	$24	$—	$—	$16	$10
Long-term debt	(18)	23	—	—	—	—
Total net investment hedges	$(57)	$47	$—	$—	$16	$10
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$(1)	$—	$—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$(57)	$47	$(1)	$(1)	$16	$10

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2023	December 31, 2022
Net investment hedges
Cross currency swaps	$79	$118
FX forwards	29	29
Long-term debt	20	38
Total net investment hedges	$128	$185
Cash flow hedges
Interest rate contracts	$(46)	$(47)
Cross currency swaps	2	2
Total cash flow hedges	(44)	(45)
Total net gain in AOCL	$84	$140
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income (expense), net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through May 2023.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2023			December 31, 2022
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$295		£241	$170		£146
Contracts to sell USD for Japanese yen	$15		¥2,000	$24		¥3,500
Contracts to sell USD for Canadian dollars	$78	C$	105	$87	C$	120
Contracts to sell USD for Singapore dollars	$52	S$	70	$50	S$	70
Contracts to sell USD for euros	$160		€148	$116		€115
Contracts to sell USD for Indian rupee	$23	₹	1,900	$19	₹	1,600
Contracts to sell euros for USD	€25		$27	€85		$89
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₹= Indian rupee
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2023	2022
FX forwards	Other non-operating income, net	$5	$(19)
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$12	$27
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	4	19
Total assets		$16	$46
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$115	$78
Interest rate swaps designated as fair value hedges	Other liabilities	192	239
Total derivatives designated as accounting hedges		307	317
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,358	1,334
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	1	2
Total liabilities		$1,666	$1,653

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (1)	90	—	90	(90)	—	(90)	—	—	—
Foreign currency translation adjustments	56	—	56	(3)	—	(3)	53	—	53
Ending balance	$5,620	$(12)	$5,608	$284	$—	$284	$5,904	$(12)	$5,892

	Year Ended December 31, 2022
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,615	$(12)	$5,603	$396	$—	$396	$6,011	$(12)	$5,999
Additions/ adjustments (2)	88	—	88	4	—	4	92	—	92
Foreign currency translation adjustments	(229)	—	(229)	(23)	—	(23)	(252)	—	(252)
Ending balance	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
(1) The 2023 additions/adjustments relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.
(2) The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022.

Acquired intangible assets and related amortization consisted of:

	March 31, 2023	December 31, 2022
Customer relationships	$2,043	$2,024
Accumulated amortization	(480)	(453)
Net customer relationships	1,563	1,571
Software/product technology	667	661
Accumulated amortization	(305)	(283)
Net software/product technology	362	378
Database	178	178
Accumulated amortization	(69)	(64)
Net database	109	114
Trade names	198	197
Accumulated amortization	(62)	(58)
Net trade names	136	139
Other (1)	52	52
Accumulated amortization	(45)	(44)
Net other	7	8
Total acquired intangible assets, net	$2,177	$2,210
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2023	2022
Amortization expense	$51	$51
NOTE 10. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved a restructuring program (the “2022 - 2023 Geolocation Restructuring Program”). The Company estimates that the program will result in annualized savings of $120 million to $140 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. The exit from certain leased office spaces began in the fourth quarter of 2022 and is expected to result in $50 million to $70 million of pre-tax charges from vacating the affected office spaces, a large portion of which Moody's intends to sublease. The program also includes $105 million to $120 million of pre-tax personnel-related restructuring charges, an amount that includes severance costs, expense related to the modification of equity awards, and related costs primarily determined under the Company’s existing severance plans. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is expected to be substantially complete by the end of 2023. Cash outlays associated with this program, which primarily relate to personnel-related costs, are expected to be $105 million to $120 million, which are expected to be paid through 2024.
Substantially all of the $14 million in restructuring charges recognized during the quarter ended March 31, 2023 relate to employee termination costs.

Changes to the restructuring liability for the aforementioned restructuring programs during the first three months of 2023 were as follows:

Balance as of December 31, 2022	$65
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	$14
Cash payments and adjustments	$(42)
Balance as of March 31, 2023	$37

Cumulative expense incurred through March 31, 2023	Employee Termination Costs	Real Estate Related Costs	Other Costs	Total
2022 - 2023 Geolocation Restructuring Program	$98	$28	$1	$127
NOTE 11. FAIR VALUE
The table below presents information about items that are carried at fair value at March 31, 2023 and December 31, 2022:

	Fair Value Measurement as of March 31, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$16	$—	$16
Mutual funds	83	83	—
Total	$99	$83	$16
Liabilities:
Derivatives (1)	$308	$—	$308
Total	$308	$—	$308

	Fair Value Measurement as of December 31, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$46	$—	$46
Mutual funds	71	71	—
Total	$117	$71	$46
Liabilities:
Derivatives (1)	$319	$—	$319
Total	$319	$—	$319
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2023	December 31, 2022
Other current assets:
Prepaid taxes	$191	$235
Prepaid expenses	131	119
Capitalized costs to obtain and fulfill sales contracts	117	106
Foreign exchange forwards on certain assets and liabilities	4	19
Other	74	104
Total other current assets	$517	$583

Other assets:
Investments in non-consolidated affiliates	$520	$517
Deposits for real-estate leases	15	15
Indemnification assets related to acquisitions	112	110
Mutual funds and fixed deposits	89	87
Company owned life insurance (at contract value)	44	40
Costs to obtain sales contracts	181	171
Derivative instruments designated as accounting hedges	12	27
Pension and other retirement employee benefits	41	40
Other	85	85
Total other assets	$1,099	$1,092

Accounts payable and accrued liabilities:
Salaries and benefits	$135	$104
Incentive compensation	88	276
Customer credits, advanced payments and advanced billings	110	102
Dividends	4	6
Professional service fees	47	49
Accrued interest	85	144
Accounts payable	70	52
Income taxes	84	86
Pension and other retirement employee benefits	7	7
Accrued royalties	31	23
Foreign exchange forwards on certain assets and liabilities	1	2
Restructuring liability	37	65
Other	106	95
Total accounts payable and accrued liabilities	$805	$1,011

Other liabilities:
Pension and other retirement employee benefits	$195	$189
Interest accrued on UTPs	28	47
MAKS indemnification provisions	19	23
Income tax liability - non-current portion	15	48
Derivative instruments designated as accounting hedges	307	317
Other	46	50
Total other liabilities	$610	$674

Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	March 31, 2023	December 31, 2022
Equity method investments (1)	$190	$187
Investments measured using the measurement alternative (2)	325	325
Other	5	5
Total investments in non-consolidated affiliates	$520	$517
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
Earnings from non-consolidated affiliates, which are included within other non-operating income (expense), net, are disclosed within the table below.
Other non-operating income (expense), net:
The following table summarizes the components of other non-operating income (expense), net:

	Three Months Ended March 31,
	2023	2022
FX (loss) gain (1)	$(26)	$—
Net periodic pension costs - other components	9	6
Income from investments in non-consolidated affiliates	2	2
Other(2)	15	(2)
Total	$—	$6
(1) The amount for the three months ended March 31, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year.
(2) The amount for the three months ended March 31, 2023 reflects a benefit of $9 million related to the favorable resolutions of various tax matters and gains of $4 million on certain of the Company's investments.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended March 31,
	2023					2022
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(47)	$(45)	$(736)	$185	$(643)	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income/(loss) before reclassifications	—	—	110	(57)	53	(2)	—	(107)	47	(62)
Amounts reclassified from AOCL	—	1	—	—	1	—	1	—	—	1
Other comprehensive income/(loss)	—	1	110	(57)	54	(2)	1	(107)	47	(61)
Balance at March 31,	$(47)	$(44)	$(626)	$128	$(589)	$(51)	$(46)	$(442)	$68	$(471)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$—	$(1)	$499
5.25% 2014 Senior Notes, due 2044	600	(37)	3	(4)	562
1.75% 2015 Senior Notes, due 2027	543	—	—	(2)	541
3.25% 2017 Senior Notes, due 2028	500	(31)	(3)	(2)	464
4.25% 2018 Senior Notes, due 2029	400	(34)	(2)	(2)	362
4.875% 2018 Senior Notes, due 2048	400	(38)	(6)	(4)	352
0.950% 2019 Senior Notes, due 2030	815	—	(2)	(4)	809
3.75% 2020 Senior Notes, due 2025	700	(23)	—	(3)	674
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(21)	(8)	(5)	466
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(4)	486
Total debt	$7,758	$(192)	$(53)	$(51)	$7,462
Current portion					(499)
Total long-term debt					$6,963

December 31, 2022
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(4)	557
1.75% 2015 Senior Notes, due 2027	534	—	—	(2)	532
3.25% 2017 Senior Notes, due 2028	500	(37)	(3)	(2)	458
4.25% 2018 Senior Notes, due 2029	400	(42)	(2)	(2)	354
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	800	—	(2)	(4)	794
3.75% 2020 Senior Notes, due 2025	700	(27)	(1)	(3)	669
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(35)	(8)	(5)	452
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total long-term debt	$7,734	$(239)	$(55)	$(51)	$7,389
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
At March 31, 2023, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2023, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2023 (After March 31,)	$—
2024	500
2025	700
2026	—
2027	543
Thereafter	6,015
Total	$7,758
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended March 31,
	2023	2022
Income	$10	$2
Expense on borrowings	(70)	(48)
Income (expense) on UTPs and other tax related liabilities(1)	18	(3)
Net periodic pension costs - interest component	(6)	(4)
Interest expense, net	$(48)	$(53)
Interest paid(2)	$96	$78
(1) The amount for the three months ended March 31, 2023 reflects a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters.
(2) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 8.
The fair value and carrying value of the Company’s debt as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$7,462	$6,744	$7,389	$6,564
The fair value of the Company’s debt is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs within the fair value hierarchy.

NOTE 15. LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company’s leases include options to renew, with renewal terms that can extend the lease term from one year to 20 years at the Company’s discretion.

The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$24	$27
Sublease income	(2)	(2)
Variable lease cost	5	5
Total lease cost	$27	$30
The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$31
Right-of-use assets obtained in exchange for new operating lease liabilities	$5	$15

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term	4.8 years	5.5 years
Weighted-average discount rate applied to operating leases	3.1%	3.1%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2023:

Year Ending December 31,	Operating Leases
2023 (After March 31,)	$90
2024	113
2025	100
2026	81
2027	65
After 2027	41
Total lease payments (undiscounted)	490
Less: Interest	35
Present value of lease liabilities:	$455
Lease liabilities - current	$106
Lease liabilities - noncurrent	$349
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
NOTE 17. SEGMENT INFORMATION
The Company is organized into two operating segments: MA and MIS and accordingly, the Company reports in two reportable segments: MA and MIS.
The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs - Decision Solutions, Research and Insights, and Data and Information.
The MIS segment consists of five LOBs. The CFG, FIG, PPIF and SFG LOBs generate revenue principally from fees for the assignment and ongoing monitoring of credit ratings on debt obligations and the entities that issue such obligations in markets worldwide. The MIS Other LOB primarily consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue and revenue from providing professional services.
Revenue for MA and expenses for MIS include an intersegment fee charged to MIS from MA for certain MA products and services utilized in MIS’s ratings process. Additionally, revenue for MIS and expenses for MA include intersegment fees charged to MA for the rights to use and distribute content, data and products developed by MIS. These intersegment fees are generally based on the market value of the products and services being transferred between the segments.
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

	Three Months Ended March 31,
	2023				2022
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$737	$733	$—	$1,470	$695	$827	$—	$1,522
Intersegment revenue	3	45	(48)	—	2	43	(45)	—
Revenue	740	778	(48)	1,470	697	870	(45)	1,522
Operating, SG&A	526	336	(48)	814	473	360	(45)	788
Adjusted Operating Income	$214	$442	$—	$656	$224	$510	$—	$734
Add:
Depreciation and amortization	70	18	—	88	60	18	—	78
Restructuring	8	6	—	14	—	—	—	—
Operating Income				$554				$656

The table below shows cumulative restructuring expense incurred through March 31, 2023 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$57	$70	$127
The costs expected to be incurred related to the 2022 - 2023 Geolocation Restructuring Program are $75 million - $100 million for the MA segment and $80 million - $90 million for the MIS segment.
The restructuring program is more fully discussed in Note 10.
Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2023	2022
United States	$770	$823
Non-U.S.:
EMEA	451	457
Asia-Pacific	151	141
Americas	98	101
Total Non-U.S.	700	699
Total	$1,470	$1,522
NOTE 18. SUBSEQUENT EVENT
On April 24, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share of Moody’s common stock, payable on June 9, 2023 to shareholders of record at the close of business on May 19, 2023.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 54 for a discussion of uncertainties, risks and other factors associated with these statements.
THE COMPANY
Moody’s is a global integrated risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports activities in two segments: MIS and MA.

Provider of financial intelligence and analytical tools supporting customers’ growth, efficiency and risk management objectives	Global integrated risk assessment firm providing credit rating opinions, analytical solutions and insights that empower organizations to make better, faster decisions	Independent provider of credit rating opinions and related information for over 100 years

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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including but not limited to, its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors in its operations, products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants include adhering to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative (GRI); International Sustainability Standards Board (ISSB); and the World Economic Forum (WEF)’s Stakeholder Capitalism metrics. On April 20, 2023, Moody's issued its 2022 annual reports on Stakeholder Sustainability and Task Force on Climate-related Financial Disclosures (“TCFD”). Moody’s sustainability-related achievements during the first quarter of 2023 included the following:
–Named 2022 CDP Supplier Engagement Leader on Climate Action for third consecutive year;
–Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders; and
–Named to Bloomberg Gender-Equality Index for fourth consecutive year.
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
Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company continues to monitor current macroeconomic and geopolitical uncertainties that have contributed to declines in rated issuance volumes beginning in 2022, which have continued into the first quarter of 2023. These uncertainties include, but are not limited to: i) increasing inflation; ii) rising interest rates; and iii) volatility in the global capital markets partly resulting from the ongoing Russia/Ukraine conflict (further discussed below) and the failures of certain banking institutions in the first quarter of 2023. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. While market volatility has resulted in declines in rated issuance volumes, the Company believes that these declines are predominantly transitory in nature. However, due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future rated issuance volumes. Refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022 for further disclosure relating to these risks.
Russia/Ukraine Conflict
The Company is closely monitoring the impact of the ongoing Russia/Ukraine conflict on all aspects of its business. In response to the conflict, the Company is no longer conducting commercial operations in Russia for both MA and MIS and is complying with all applicable regulatory restrictions set forth by the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian operations and net assets are not material, broader global market volatility, which partially relates to uncertainties surrounding the conflict, has contributed to an adverse impact on rated issuance volumes. This impact to rated issuance volumes is more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that the conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflict and its broader potential macroeconomic impact.
Reportable Segments
The Company is organized into two reportable segments as of March 31, 2023: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 17 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS
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
Three months ended March 31, 2023 compared with three months ended March 31, 2022
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended March 31, 2023. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2023	2022	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,470	$1,522	(3%)		— reflects lower MIS revenue partially offset by growth in MA
MA external revenue	$737	$695	6%		— sustained demand for KYC and insurance solutions as well as ratings data feeds; partially offset by: — unfavorable changes in FX translation rates
MIS external revenue	$733	$827	(11%)		— ongoing uncertainty around inflation, interest rates, recessionary concerns and stress in the banking sector broadly impacted credit markets, constraining rated issuance volumes across most LOBs
Total operating and SG&A expenses	$814	$788	(3%)
— higher incentive compensation accruals;
— hiring in MA coupled with annual salary increases; and
— costs to support organic investments;
 partially offset by:
— favorable changes in FX translation rates; and
— benefits from cost management initiatives

Depreciation and amortization	$88	$78	(13%)		— higher amortization relating to internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$14	$—	NM		— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 10 to the condensed consolidated financial statements
Total non-operating (expense) income, net	$(48)	$(47)	(2%)		— reflects $26 million of FX losses recorded in the first quarter of 2023, mostly offset by lower tax-related interest expense related to the resolutions of tax matters
Operating margin	37.7%	43.1%	(540	BPS)	— margin declines primarily due to the aforementioned decrease in MIS revenue coupled with an increase in operating and SG&A expenses in MA to support growth
Adjusted Operating Margin	44.6%	48.2%	(360	BPS)
ETR	1.0%	18.2%	(1,720	BPS)	— significantly lower ETR reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$2.72	$2.68	1%		— increase reflects a $0.75/share benefit related to the resolutions of tax matters in the first quarter of 2023, partially offset by lower operating income/Adjusted Operating Income
Adjusted Diluted EPS	$2.99	$2.89	3%

Moody's Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
United States	$770	$823	(6%)
Non-U.S.:
EMEA	451	457	(1%)
Asia-Pacific	151	141	7%
Americas	98	101	(3%)
Total Non-U.S.	700	699	—%
Total	1,470	1,522	(3%)
Expenses:
Operating	428	417	(3%)
SG&A	386	371	(4%)
Depreciation and amortization	88	78	(13%)
Restructuring	14	—	NM
Total	916	866	(6%)
Operating income	$554	$656	(16%)
Adjusted Operating Income (3)	$656	$734	(11%)
Interest expense, net	$(48)	$(53)	9%
Other non-operating income, net	—	6	(100%)
Non-operating (expense) income, net	$(48)	$(47)	(2%)

Net income attributable to Moody's	$501	$498	1%
Diluted weighted average shares outstanding	184.1	186.1	1%
Diluted EPS attributable to Moody's common shareholders	$2.72	$2.68	1%
Adjusted Diluted EPS (3)	$2.99	$2.89	3%
Operating margin	37.7%	43.1%
Adjusted Operating Margin(3)	44.6%	48.2%
Effective tax rate	1.0%	18.2%
The table below shows Moody’s global staffing by geographic area:

		March 31,		Change
		2023	2022	%
MA	U.S.	2,899	2,708	7%
	Non-U.S.	4,412	4,076	8%
	Total	7,311	6,784	8%
MIS	U.S.	1,488	1,504	(1%)
	Non-U.S.	3,975	3,895	2%
	Total	5,463	5,399	1%
MSS	U.S.	659	749	(12%)
	Non-U.S.	986	981	1%
	Total	1,645	1,730	(5%)
Total MCO	U.S.	5,046	4,961	2%
	Non-U.S.	9,373	8,952	5%
	Total	14,419	13,913	4%

GLOBAL REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

Global revenue ⇓ $52 million	U.S. Revenue ⇓ $53 million	Non-U.S. Revenue ⇑ $1 million
The decrease in global revenue reflected declines in MIS, mainly in the U.S. and EMEA, partially offset by growth in MA in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

First Quarter Operating Expense ⇑ $11 million	First Quarter SG&A Expense ⇑ $15 million
---------- ---------

Compensation expenses increased $1 million reflecting:	Compensation expenses increased $24 million reflecting:
— higher salaries and benefits in MA to support growth mostly offset by the benefits from cost management initiatives in MIS.	— higher incentive compensation accruals of $11 million, which aligns with actual/projected financial and operating performance; and
— higher salaries and benefits of approximately $7 million primarily reflecting hiring and salary increases in MA to support continued growth in the business.

Non-compensation expenses increased $10 million reflecting:	Non-compensation expenses decreased $9 million reflecting:
— higher costs of $7 million relating to strategic investments in technology, innovation and product development.	— higher bad debt reserves of $10 million in the prior year resulting from the impact of the Russia/Ukraine conflict; and
— lower legal fees of $5 million; partially offset by
— higher travel and entertainment costs of $6 million.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Operating margin 37.7%, down 540 BPS	Adjusted Operating Margin 44.6%, down 360 BPS
Overall, margin declines primarily resulted from the aforementioned decrease in MIS revenue coupled with increases in operating and SG&A expenses in the MA segment.

Interest Expense, net ⇓ $5 million	Other non-operating income ⇓ $6 million

Decrease in expense is primarily due to:	Decrease in income is primarily due to:
— a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters; and	— FX losses of $26 million recorded in the first quarter of 2023 mostly due to an immaterial out-of-period adjustment relating to the 2022 fiscal year; partially offset by
— higher interest income of $8 million related to increased earnings on Moody's cash balances driven by higher interest rates; partially offset by	— higher gains of $10 million on certain of the Company's investments; and
— realized losses of $18 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the condensed consolidated financial statements).	— a benefit of $9 million related to the favorable resolution of various tax matters.

ETR ⇓ 1,720 BPS
The decrease in ETR primarily reflects the resolutions of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions, which resulted in a $113 million reduction to the provision for income taxes in the first quarter of 2023.

Diluted EPS ⇑ $0.04	Adjusted Diluted EPS ⇑ $0.10
Diluted EPS and Adjusted Diluted EPS growth reflects a $0.75/share benefit related to the resolutions of tax matters in the first quarter of 2023, partially offset by lower operating income and Adjusted Operating Income, the components of which are more fully described above. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Decision Solutions (DS)	$354	$334	6%
Research and Insights (R&I)	195	183	7%
Data and Information (D&I)	188	178	6%
Total external revenue	737	695	6%
Intersegment revenue	3	2	50%
Total MA revenue	740	697	6%
Expenses:
Operating and SG&A (external)	481	430	(12%)
Operating and SG&A (intersegment)	45	43	(5%)
Total operating and SG&A	526	473	(11%)
Adjusted Operating Income	$214	$224	(4%)
Adjusted Operating Margin	28.9%	32.1%

Depreciation and amortization	70	60	(17%)
Restructuring	8	—	NM
MOODY'S ANALYTICS REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $42 million	U.S. Revenue ⇑ $14 million	Non-U.S. Revenue ⇑ $28 million
The 6% increase in global MA revenue reflects growth both in the U.S. (5%) and internationally (7%) in all LOBs. Changes in foreign currency translation rates unfavorably impacted MA revenue by three percentage points.
–Constant currency revenue growth(1) was 9% reflecting increases across all LOBs.
–ARR(2) grew 10% reflecting strong growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $20 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $15 million
Global DS revenue grew 6% compared to the first quarter of 2022 and reflects growth in both the U.S. (3%) and internationally (8%) with the most notable drivers of the increase reflecting:
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage;
–higher revenue from RMS primarily due to a reduction of revenue in the first quarter of 2022 pursuant to a fair value adjustment to deferred revenue previously required as part of acquisition accounting; and
–growth in subscription-based revenue for actuarial modeling tools in support of certain international accounting standards relating to insurance contracts.
Changes in foreign currency translation rates unfavorably impacted DS revenue by two percentage points.
Constant currency revenue(1) growth was 8%.
ARR(2) grew 11% primarily reflecting continued demand for KYC, banking and insurance products.

RESEARCH AND INSIGHTS REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $12 million	U.S. Revenue ⇑ $2 million	Non-U.S. Revenue ⇑ $10 million
Global R&I revenue increased 7% compared to the first quarter of 2022 and reflects growth in both the U.S. (2%) and internationally (13%), mainly driven by continued strong retention and demand for credit research, analytics and models.
Constant currency revenue growth(1) was 8%.
ARR(2) grew 9% primarily reflecting the aforementioned strong retention and demand for credit research, analytics and models.

DATA AND INFORMATION REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $10 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇑ $3 million
Global D&I revenue increased 6% compared to the first quarter of 2022 and reflects growth in both the U.S. (12%) and internationally (3%) mainly driven by:
–strong retention and new sales for ratings feeds coupled with higher pricing realization; and
–continued demand for company data.
Changes in foreign currency translation rates unfavorably impacted D&I revenue by four percentage points.
Constant currency revenue growth(1) was 10%.
ARR(2) grew 9% reflecting increasing demand for company data and ratings data feed products.

MA: First Quarter Operating and SG&A Expense ⇑ $51 million
The increase in operating and SG&A expenses compared to the first quarter of 2022 reflected growth in both compensation and non-compensation costs of $28 million and $23 million, respectively. The most notable drivers of these changes were:

Compensation costs	Non-compensation costs
The increase is primarily due to:	The increase is primarily due to:
— higher salaries and benefits of $13 million related to headcount growth and annual salary increases; and	— higher consulting/professional fees of $7 million primarily related to strategic investments in technology, innovation and product development; and
— higher incentive compensation accruals of $10 million aligned with actual/expected financial and operational performance as well as headcount growth.
— higher travel and entertainment costs of $8 million.
Favorable changes in FX translation rates reduced compensation and non-compensation costs by $9 million and $4 million, respectively.

MA: Adjusted Operating Margin 28.9% ⇓ 320 BPS
The Adjusted Operating Margin decrease for MA is primarily due to operating and SG&A expense growth of 12% outpacing the 6% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring Charge
The restructuring charge in 2023 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the condensed consolidated financial statements.
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Corporate finance (CFG)	$356	$417	(15%)
Structured finance (SFG)	99	144	(31%)
Financial institutions (FIG)	142	131	8%
Public, project and infrastructure finance (PPIF)	129	123	5%
Total ratings revenue	726	815	(11%)
MIS Other	7	12	(42%)
Total external revenue	733	827	(11%)
Intersegment revenue	45	43	5%
Total MIS revenue	778	870	(11%)
Expenses:
Operating and SG&A (external)	333	358	7%
Operating and SG&A (intersegment)	3	2	(50%)
Total operating and SG&A	336	360	7%

Adjusted Operating Income	$442	$510	(13%)
Adjusted Operating Margin	56.8%	58.6%

Depreciation and amortization	18	18	—%
Restructuring	6	—	NM
The following chart presents changes in rated issuance volumes compared to the first quarter of 2022. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $94 million	U.S. Revenue ⇓ $67 million	Non-U.S. Revenue ⇓ $27 million
–The decrease in global MIS revenue primarily reflects a 13% decrease in rated issuance volumes, which resulted in transaction revenue declining $98 million compared to the same period in the prior year. The decline in rated issuance volumes compared to the first quarter of 2022 reflected muted credit market activity given ongoing uncertainty around inflation, interest rates, recessionary concerns and stress in the banking sector following the failure of certain banks in the first quarter of 2023.

CFG REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $61 million	U.S. Revenue ⇓ $29 million	Non-U.S. Revenue ⇓ $32 million

Global CFG revenue for the three months ended March 31, 2023 and 2022 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 15% reflected declines in both U.S. (11%) and internationally (23%).
Transaction revenue decreased $63 million compared to the same period in the prior year.
The decline reflected:
•lower leveraged finance revenue across all regions as geopolitical and macroeconomic uncertainties have continued to impact issuance levels;
partially offset by:
•growth in investment grade issuance activity within the U.S., which included a number of jumbo deals within the healthcare and technology industries in the first quarter of 2023.

SFG REVENUE

Three months ended March 31,
2023---------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $45 million	U.S. Revenue ⇓ $36 million	Non-U.S. Revenue ⇓ $9 million

Global SFG revenue for the three months ended March 31, 2023 and 2022 was comprised as follows:
The 31% decrease in SFG revenue reflected declines in both U.S. (37%) and internationally (19%).
Transaction revenue decreased $48 million compared to the first quarter of 2022.
The most notable driver of the decline in SFG revenue was lower CMBS activity compared to a strong prior year period reflecting higher credit spreads and market volatility given ongoing geopolitical and macroeconomic uncertainties.

FIG REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $11 million	U.S. Revenue ⇓ $2 million	Non-U.S. Revenue ⇑ $13 million
Global FIG revenue for the three months ended March 31, 2023 and 2022 was comprised as follows:

The increase in FIG revenue of 8% reflected revenue growth internationally (20%) partially offset by declines in the U.S. (3%).
Transaction revenue increased $9 million compared to the first quarter of 2022.
The growth primarily reflects:
•higher rated issuance volumes in the banking sector early in the first quarter of 2023, before volatility from recent bank stress events muted issuance activity; and
•a favorable product mix internationally within the banking sector.
Changes in foreign currency translation rates unfavorably impacted FIG revenue by two percentage points.

PPIF REVENUE

Three months ended March 31,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $6 million	U.S. Revenue ⇑ $1 million	Non-U.S. Revenue ⇑ $5 million
Global PPIF revenue for the three months ended March 31, 2023 and 2022 was comprised as follows:
Transaction revenue increased $7 million compared to the first quarter of 2022.
The increase in PPIF revenue of 5% reflected growth in the U.S. (1%) and internationally (10%).
The main drivers of the growth were:
–increases in investment-grade infrastructure finance activity both in the U.S. and internationally;

partially offset by:
–declines in U.S. project finance revenue compared to strong activity in the prior year; and
–lower U.S. public finance activity as the elevated and uncertain interest rate environment suppressed issuance.
Changes in foreign currency translation rates unfavorably impacted PPIF revenue by two percentage points.

MIS: First Quarter Operating and SG&A Expense ⇓ $25 million
The decline is primarily due to lower non-compensation costs of $23 million with the most notable drivers reflecting:

Non-compensation costs
The decrease is primarily due to:
— higher bad debt expense of $10 million in the prior year resulting from the impact of the Russia/Ukraine conflict;
— lower legal fees of $5 million; and
— lower rent expense of $4 million primarily resulting from savings pursuant to the 2022-2023 Geolocation Restructuring Program, further described in Note 10 to the condensed consolidated financial statements.

Favorable changes in FX translation rates reduced compensation and non-compensation costs by $6 million and $1 million, respectively.

MIS: Adjusted Operating Margin 56.8% ⇓ 180 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 11% decrease in revenue.

Restructuring Charge
The restructuring charge in 2023 relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the condensed consolidated financial statements.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2023	2022
Net cash provided by operating activities	$608	$470	$138
Net cash used in investing activities	$(63)	$(161)	$98
Net cash used in financing activities	$(216)	$(352)	$136
Free Cash Flow (1)	$535	$411	$124
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the three months ended March 31, 2023 increased $138 million compared to the same period in 2022, primarily due to approximately $140 million in higher incentive compensation payments in the first quarter 2022 (based on full-year 2021 financial results) compared to the current year.

Net cash used in investing activities
The $98 million decrease in cash used in investing activities in the three months ended March 31, 2023 compared to the same period in 2022 primarily reflects higher cash paid of $83 million in the prior year for acquisitions, reflecting the acquisition of kompany in 2022.
Net cash used in financing activities
The $136 million decrease in cash used in financing activities in the three months ended March 31, 2023 compared to the same period in the prior year was primarily attributed to:
–higher cash paid for treasury share repurchases in 2022 of $617 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022;
partially offset by:
–long-term debt issuance of $491 million in the first quarter 2022 that did not recur in 2023 (refer to the section "Material Cash Requirements" below for further discussion on the Company's financing arrangements).
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at March 31, 2023 included approximately $1.7 billion located outside of the U.S. Approximately 42% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At March 31, 2023, Moody’s had $7.5 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at March 31, 2023 is as follows:
For additional information on the Company's outstanding debt, refer to Note 14 to the condensed consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.9 billion, of which approximately $334 million is expected to be paid over the next twelve months.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.

Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of March 31, 2023, these purchase obligations totaled $244 million, of which $151 million is expected to be paid in the next twelve months.
Leases
The Company has remaining payments relating to its operating leases of $490 million at March 31, 2023, primarily related to real estate leases, of which $118 million in payments are expected over the next twelve months. For more information on the Company's operating leases, refer to Note 15 to the condensed consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at March 31, 2023, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On April 24, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share for Moody’s common stock, payable June 9, 2023 to shareholders of record at the close of business on May 19, 2023. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 9, 2021, the Board approved $1 billion in share repurchase authority, and on February 7, 2022, the Board approved an additional $750 million of share repurchase authority. At March 31, 2023, the Company had approximately $807 million of remaining authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 10 to the condensed consolidated financial statements, the Company is currently in the process of executing the 2022 - 2023 Geolocation Restructuring Program. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions. Future cash outlays associated with this program, which will primarily consist of personnel-related costs, are expected to be approximately $40 million to $60 million, which are expected to be paid through 2024.
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

	Three Months Ended March 31,
	2023	2022
Operating income	$554	$656
Adjustments:
Depreciation and amortization	88	78
Restructuring	14	—
Adjusted Operating Income	$656	$734
Operating margin	37.7%	43.1%
Adjusted Operating Margin	44.6%	48.2%
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
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended March 31,
Amounts in millions	2023		2022
Net income attributable to Moody's common shareholders		$501		$498
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$51		$51
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(12)
Net Acquisition-Related Intangible Amortization Expenses		39		39
Pre-Tax Restructuring	$14		$—
Tax on Restructuring	(4)		—
Net Restructuring		10		—
Adjusted Net Income		$550		$537

	Three Months Ended March 31,
	2023		2022
Diluted earnings per share attributable to Moody's common shareholders		$2.72		$2.68
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.28		$0.27
Tax on Acquisition-Related Intangible Amortization Expenses	(0.06)		(0.06)
Net Acquisition-Related Intangible Amortization Expenses		0.22		0.21
Pre-Tax Restructuring	$0.08		$—
Tax on Restructuring	(0.03)		—
Net Restructuring		0.05		—
Adjusted Diluted EPS		$2.99		$2.89
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

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$608	$470
Capital additions	(73)	(59)
Free Cash Flow	$535	$411
Net cash used in investing activities	$(63)	$(161)
Net cash used in financing activities	$(216)	$(352)

Constant Currency Revenue Growth (Decline):
The Company presents constant currency revenue growth (decline) as its non-GAAP measure of revenue growth (decline). Management deems this measure to be useful in providing additional perspective in assessing the Company's revenue growth (decline) excluding the impacts of changes in foreign exchange rates. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using comparative prior period weighted average foreign exchange translation rates and current year reported results.
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its constant currency revenue growth (decline) measures:

	Three Months Ended March 31,
Amounts in millions	2023	2022	Change	Growth
MA revenue	$737	$695	$42	6%
FX impact	18	—	18
Constant currency MA revenue	$755	$695	$60	9%

Decision Solutions revenue	$354	$334	$20	6%
FX impact	7	—	7
Constant currency Decision Solutions revenue	$361	$334	$27	8%

Research and Insights revenue	$195	$183	$12	7%
FX impact	3	—	3
Constant currency Research and Insights revenue	$198	$183	$15	8%

Data and Information revenue	$188	$178	$10	6%
FX impact	8	—	8
Constant currency Data and Information revenue	$196	$178	$18	10%

MCO revenue	$1,470	$1,522	$(52)	(3)%
FX impact	28	—	28
Constant currency MCO revenue	$1,498	$1,522	$(24)	(2)%

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

Amounts in millions	March 31, 2023	March 31, 2022	Change	Growth
MA ARR
Decision Solutions	$1,234	$1,108	$126	11%
Research and Insights	770	708	62	9%
Data and Information	748	685	63	9%
Total MA ARR	$2,752	$2,501	$251	10%
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1 to the condensed consolidated financial statements located in Part I of this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
CONTINGENCIES
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements," Note 16 "Contingencies” in this Form 10-Q.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 35 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
•the impact of current economic conditions, including capital market disruptions, inflation and related monetary policy actions by governments in response to inflation, on worldwide credit markets and on economic activity, including on the volume of mergers and acquisitions, and their effects on the volume of debt and other securities issued in domestic and/or global capital markets;
•the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives and monetary policy to respond to the current economic climate, including instability of financial institutions, credit quality concerns, and other potential impacts of volatility in financial and credit markets;

•the global impact of the Russia - Ukraine military conflict on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
•other matters that could affect the volume of debt and other securities issued in domestic and/or global capital markets, including regulation, increased utilization of technologies that have the potential to intensify competition and accelerate disruption and disintermediation in the financial services industry, as well as the number of issuances of securities without ratings or securities which are rated or evaluated by non-traditional parties;
•the level of merger and acquisition activity in the U.S. and abroad;
•the uncertain effectiveness and possible collateral consequences of U.S. and foreign government actions affecting credit markets, international trade and economic policy, including those related to tariffs, tax agreements and trade barriers;
•the impact of MIS’s withdrawal of its credit ratings on countries or entities within countries and of Moody’s no longer conducting commercial operations in countries where political instability warrants such actions;
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
•the possible loss of key employees and the impact of the global labor environment;
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
•the level of future cash flows;
•the levels of capital investments; and
•a decline in the demand for risk management tools by financial institutions.
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2022, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-

looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's market risk during the three months ended March 31, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2022.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2023.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Condensed Consolidated Financial Statements (Unaudited),” Note 16 “Contingencies” in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2022, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended March 31, 2023

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
January 1- 31	1,421	$—	—	$848	million
February 1- 28	53,039	$305.20	51,619	$832	million
March 1- 31	298,949	$293.56	86,821	$807	million
Total	353,409	$297.90	138,440
(1) Includes surrender to the Company of 1,421; 1,420; and 212,128 shares of common stock in January, February, and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 9, 2021, the Board authorized $1 billion in share repurchase authority and on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. At March 31, 2023 there was approximately $807 million of combined share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the first quarter of 2023, Moody’s issued a net 436 thousand shares under employee stock-based compensation plans.
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

10	Material Contracts
.1†	Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended and restated April 18, 2023)

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: April 26, 2023