Form 10-Q
period 2023-06-30
MOODYS CORP /DE/
filed 2023-07-26
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares Outstanding at June 30, 2023
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
Decision Solutions (DS)
LOB within MA that provides SaaS solutions supporting banking, insurance, and KYC workflows. This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide risk assessment solutions

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

Exchange Act	The Securities Exchange Act of 1934, as amended
External Revenue	Revenue excluding any intersegment amounts
FASB	Financial Accounting Standards Board
FIG	Financial institutions group; an LOB of MIS
Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
GCR	Global Credit Rating Company Limited; a credit rating agency in Africa with operations spanning the continent, including in South Africa, Nigeria, Senegal, Kenya, and Mauritius
GDP	Gross domestic product
GRI	Global Reporting Initiative; an international independent standards organization that helps organizations understand and disclose their impact on climate change, human rights and corruption
ICRA	ICRA Limited; a provider of credit ratings and research in India
kompany	360kompany AG (kompany); a Vienna, Austria-based platform for business verification and Know Your Customer (KYC) technology solutions, acquired by the Company in February 2022
KYC	Know-your-customer
LIBOR	London Interbank Offered Rate
LOB	Line of business
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

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment
Research and Insights (R&I)	LOB within MA that provides models, scores, expert insights and commentary. This LOB includes credit research; credit models and analytics; economics data and models; and structured finance solutions
RMBS	Residential mortgage-backed securities; an asset class within SFG
RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021
SaaS	Software-as-a-Service
SASB	Sustainability Accounting Standards Board
SEC	U.S. Securities and Exchange Commission
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
TCFD	Task Force on Climate-Related Financial Disclosures
Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets
Transaction Revenue
For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services. For MIS (excluding MIS Other), represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services.

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
WEF	World Economic Forum; an independent international organization for public-private cooperation that engages the foremost political, business, cultural and other leaders of society to shape global, regional and industry agendas
2001 Plan	2001 Moody's Corporation Key Employees' Stock Incentive Plan, as amended and restated December 20, 2022
2022 - 2023 Geolocation Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 relating to the Company's post-COVID-19 geolocation strategy
2013 Senior Notes due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048

TERM	DEFINITION
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060
2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041
2021 Senior Notes due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061
2022 Senior Notes due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052
2022 Senior Notes due 2032	Principal amount of $500 million, 4.25% senior unsecured notes due January 15, 2032

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,494	$1,381	$2,964	$2,903
Expenses
Operating	426	393	854	810
Selling, general, and administrative	415	368	801	739
Depreciation and amortization	93	81	181	159
Restructuring	10	31	24	31
Total expenses	944	873	1,860	1,739
Operating income	550	508	1,104	1,164
Non-operating (expense) income, net
Interest expense, net	(71)	(55)	(119)	(108)
Other non-operating income (expense), net	13	(10)	13	(4)
Total non-operating (expense) income, net	(58)	(65)	(106)	(112)
Income before provision for income taxes	492	443	998	1,052
Provision for income taxes	115	116	120	227
Net income attributable to Moody's	$377	$327	$878	$825
Earnings per share attributable to Moody's common shareholders
Basic	$2.05	$1.78	$4.79	$4.47
Diluted	$2.05	$1.77	$4.77	$4.45
Weighted average number of shares outstanding
Basic	183.5	184.1	183.4	184.6
Diluted	184.1	184.9	184.1	185.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$377			$327
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$51	$—	51	$(340)	$3	(337)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	20	—	20
Net (losses) gains on net investment hedges	(37)	9	(28)	241	(60)	181
Cash Flow Hedges:
Reclassification of losses included in net income	—	(1)	(1)	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	(2)	1	(1)	1	—	1
Net actuarial gains and prior service costs	—	—	—	6	(2)	4
Total other comprehensive income (loss)	$12	$9	$21	$(72)	$(59)	$(131)
Comprehensive income			398			196
Less: comprehensive income (loss) attributable to noncontrolling interests			2			(3)
Comprehensive Income Attributable to Moody's			$396			$199

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$878			$825
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$160	$(2)	158	$(448)	$4	(444)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	20	—	20
Net (losses) gains on net investment hedges	(113)	28	(85)	305	(77)	228
Cash Flow Hedges:
Reclassification of losses included in net income	1	(1)	—	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial losses and prior service costs included in net income	(2)	1	(1)	1	—	1
Net actuarial gains and prior service costs	—	—	—	3	(1)	2
Total other comprehensive income (loss)	$46	$26	$72	$(118)	$(74)	$(192)
Comprehensive income			950			633
Less: comprehensive loss attributable to noncontrolling interests			(1)			(3)
Comprehensive Income Attributable to Moody's			$951			$636
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,278	$1,769
Short-term investments	57	90
Accounts receivable, net of allowance for credit losses of $33 in 2023 and $40 in 2022	1,542	1,652
Other current assets	513	583
Total current assets	4,390	4,094
Property and equipment, net of accumulated depreciation of $1,195 in 2023 and $1,123 in 2022	541	502
Operating lease right-of-use assets	330	346
Goodwill	5,926	5,839
Intangible assets, net	2,138	2,210
Deferred tax assets, net	265	266
Other assets	1,101	1,092
Total assets	$14,691	$14,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$877	$1,011
Current portion of operating lease liabilities	105	106
Current portion of long-term debt	300	—
Deferred revenue	1,385	1,258
Total current liabilities	2,667	2,375
Non-current portion of deferred revenue	67	75
Long-term debt	6,923	7,389
Deferred tax liabilities, net	485	457
Uncertain tax positions	204	322
Operating lease liabilities	344	368
Other liabilities	689	674
Total liabilities	11,379	11,660
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2023 and December 31, 2022, respectively	3	3
Capital surplus	1,124	1,054
Retained earnings	14,213	13,618
Treasury stock, at cost; 159,444,702 and 159,702,362 shares of common stock at June 30, 2023 and December 31, 2022, respectively	(11,626)	(11,513)
Accumulated other comprehensive loss	(570)	(643)
Total Moody's shareholders' equity	3,144	2,519
Noncontrolling interests	168	170
Total shareholders' equity	3,312	2,689
Total liabilities, noncontrolling interests, and shareholders' equity	$14,691	$14,349
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$878	$825
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	181	159
Stock-based compensation	97	84
Deferred income taxes	21	65
FX translation losses reclassified to net income	—	20
Changes in assets and liabilities:
Accounts receivable	121	63
Other current assets	78	(172)
Other assets	(24)	(12)
Lease obligations	(9)	(7)
Accounts payable and accrued liabilities	(86)	(276)
Deferred revenue	97	92
Uncertain tax positions	(120)	(44)
Other liabilities	(22)	(36)
Net cash provided by operating activities	1,212	761
Cash flows from investing activities
Capital additions	(127)	(133)
Purchases of investments	(55)	(182)
Sales and maturities of investments	82	99
Receipts from settlements of net investment hedges	—	136
Cash paid for acquisitions, net of cash acquired	(3)	(92)
Net cash used in investing activities	(103)	(172)
Cash flows from financing activities
Repayment of notes	(200)	—
Proceeds from stock-based compensation plans	31	16
Treasury shares	(108)	(871)
Repurchase of shares related to stock-based compensation	(64)	(83)
Dividends	(283)	(259)
Dividends to noncontrolling interest	—	(1)
Issuance of notes	—	491
Debt issuance costs and related fees	—	(5)
Net cash used in financing activities	(624)	(712)
Effect of exchange rate changes on cash and cash equivalents	24	(71)
Increase (decrease) in cash and cash equivalents	509	(194)
Cash and cash equivalents, beginning of period	1,769	1,811
Cash and cash equivalents, end of period	$2,278	$1,617
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
Net income				825				825	—	825
Dividends ($1.40 per share)				(259)				(259)	(1)	(260)
Stock-based compensation			84					84		84
Shares issued for stock-based compensation plans at average cost, net			(36)		0.5	(31)		(67)		(67)
Shares issued as consideration to acquire kompany(1)			35		0.1	9		44		44
Treasury shares repurchased			(3)		(2.7)	(868)		(871)		(871)
Currency translation adjustment, net of net investment hedge activity (net of tax of $73 million)							(193)	(193)	(3)	(196)
Net actuarial losses and prior service costs (net of tax of $1 million)							2	2		2
Amortization of prior service costs and actuarial losses							1	1		1
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at June 30, 2022	342.9	$3	$965	$13,328	(159.4)	$(11,403)	$(599)	$2,294	$185	$2,479
The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Represents a non-cash investing activity relating to the issuance of common stock to fund a portion of the purchase price for kompany.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2023	342.9	$3	$1,068	$13,979	(159.4)	$(11,570)	$(589)	$2,891	$167	$3,058
Net income				377				377	—	377
Dividends ($0.77 per share)				(143)				(143)	(1)	(144)
Stock-based compensation			50					50		50
Shares issued for stock-based compensation plans at average cost, net			6		0.3	11		17		17
Treasury shares repurchased					(0.3)	(67)		(67)		(67)
Currency translation adjustment, net of net investment hedge activity (net of tax of $9 million)							21	21	2	23
Amortization of prior service costs and actuarial losses							(1)	(1)		(1)
Net realized and unrealized gain on cash flow hedges (net of tax of $1 million)							(1)	(1)		(1)
Balance at June 30, 2023	342.9	$3	$1,124	$14,213	(159.4)	$(11,626)	$(570)	$3,144	$168	$3,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				878				878	—	878
Dividends ($1.54 per share)				(283)				(283)	(1)	(284)
Stock-based compensation			97					97		97
Shares issued for stock-based compensation plans at average cost, net			(27)		0.7	(4)		(31)		(31)
Treasury shares repurchased			—		(0.4)	(109)		(109)		(109)
Currency translation adjustment, net of net investment hedge activity (net of tax of $26 million)							74	74	(1)	73
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							(1)	(1)		(1)
Balance at June 30, 2023	342.9	$3	$1,124	$14,213	(159.4)	$(11,626)	$(570)	$3,144	$168	$3,312
The accompanying notes are an integral part of the condensed consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular dollar and share amounts in millions, except per share data)
NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a global risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports in two reportable segments: MA and MIS.
MA is a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
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
Reclassification of Previously Reported Revenue by LOB
In the second quarter of 2023, the Company expanded its disaggregation of revenue disclosures for MA's Decision Solutions LOB to enhance insight and transparency into this business. In conjunction with this new presentation, the Company reclassified certain immaterial revenue relating to structured finance solutions from the Decision Solutions LOB to the Research & Insights LOB.
Prior year revenue by LOB disclosures have been reclassified to conform to this new presentation, which is disclosed in Note 2.

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MA:
Decision Solutions (DS)
Banking	$123	$110	$254	$240
Insurance	133	119	266	241
KYC	78	65	148	127
Total DS	334	294	668	608
Research and Insights (R&I)	217	203	432	406
Data and Information (D&I)	196	178	384	356
Total external revenue	747	675	1,484	1,370
Intersegment revenue	4	1	7	3
Total MA	751	676	1,491	1,373
MIS:
Corporate Finance (CFG)
Investment-grade	94	68	209	182
High-yield	46	31	78	70
Bank loans	68	72	127	185
Other accounts (1)	157	151	307	302
Total CFG	365	322	721	739
Structured Finance (SFG)
Asset-backed securities	32	31	59	63
RMBS	25	28	50	63
CMBS	14	27	28	65
Structured credit	31	36	63	75
Other accounts	—	1	1	1
Total SFG	102	123	201	267
Financial Institutions (FIG)
Banking	97	93	197	182
Insurance	35	24	68	58
Managed investments	10	8	16	13
Other accounts	3	3	6	6
Total FIG	145	128	287	259
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	54	55	106	113
Project and infrastructure	73	67	150	132
Total PPIF	127	122	256	245
Total ratings revenue	739	695	1,465	1,510
MIS Other	8	11	15	23
Total external revenue	747	706	1,480	1,533
Intersegment revenue	46	43	91	86
Total MIS	793	749	1,571	1,619
Eliminations	(50)	(44)	(98)	(89)
Total MCO	$1,494	$1,381	$2,964	$2,903
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$140	$194	$334	$120	$174	$294
Research and Insights	119	98	217	115	88	203
Data and Information	68	128	196	62	116	178
Total MA	327	420	747	297	378	675
MIS:
Corporate Finance	239	126	365	210	112	322
Structured Finance	60	42	102	83	40	123
Financial Institutions	73	72	145	53	75	128
Public, Project and Infrastructure Finance	83	44	127	78	44	122
Total ratings revenue	455	284	739	424	271	695
MIS Other	—	8	8	2	9	11
Total MIS	455	292	747	426	280	706
Total MCO	$782	$712	$1,494	$723	$658	$1,381

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$279	$389	$668	$253	$355	$608
Research and Insights	237	195	432	232	174	406
Data and Information	135	249	384	122	234	356
Total MA	651	833	1,484	607	763	1,370
MIS:
Corporate Finance	485	236	721	485	254	739
Structured Finance	121	80	201	180	87	267
Financial Institutions	136	151	287	118	141	259
Public, Project and Infrastructure Finance	159	97	256	153	92	245
Total ratings revenue	901	564	1,465	936	574	1,510
MIS Other	—	15	15	3	20	23
Total MIS	901	579	1,480	939	594	1,533
Total MCO	$1,552	$1,412	$2,964	$1,546	$1,357	$2,903

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MA:
U.S.	$327	$297	$651	$607
Non-U.S.:
EMEA	289	257	567	520
Asia-Pacific	71	71	151	139
Americas	60	50	115	104
Total Non-U.S.	420	378	833	763
Total MA	747	675	1,484	1,370
MIS:
U.S.	455	426	901	939
Non-U.S.:
EMEA	181	165	354	358
Asia-Pacific	75	80	146	154
Americas	36	35	79	82
Total Non-U.S.	292	280	579	594
Total MIS	747	706	1,480	1,533
Total MCO	$1,494	$1,381	$2,964	$2,903

The following tables summarize the split between Transaction Revenue and Recurring Revenue.

	Three Months Ended June 30,
	2023				2022
	Transaction		Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$43		$291	$334	$38	$256	$294
	13%		87%	100%	13%	87%	100%
Research and Insights	$3		$214	$217	$4	$199	$203
	1%		99%	100%	2%	98%	100%
Data and Information	$1		$195	$196	$—	$178	$178
	1%		99%	100%	—%	100%	100%
Total MA	$47	(1)	$700	$747	$42	$633	$675
	6%		94%	100%	6%	94%	100%
Corporate Finance	$236		$129	$365	$199	$123	$322
	65%		35%	100%	62%	38%	100%
Structured Finance	$48		$54	$102	$73	$50	$123
	47%		53%	100%	59%	41%	100%
Financial Institutions	$73		$72	$145	$57	$71	$128
	50%		50%	100%	45%	55%	100%
Public, Project and Infrastructure Finance	$84		$43	$127	$82	$40	$122
	66%		34%	100%	67%	33%	100%
MIS Other	$2		$6	$8	$1	$10	$11
	25%		75%	100%	9%	91%	100%
Total MIS	$443		$304	$747	$412	$294	$706
	59%		41%	100%	58%	42%	100%
Total Moody's Corporation	$490		$1,004	$1,494	$454	$927	$1,381
	33%		67%	100%	33%	67%	100%

	Six Months Ended June 30,
	2023				2022
	Transaction		Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$83		$585	$668	$78	$530	$608
	12%		88%	100%	13%	87%	100%
Research and Insights	$8		$424	$432	$8	$398	$406
	2%		98%	100%	2%	98%	100%
Data and Information	$1		$383	$384	$—	$356	$356
	—%		100%	100%	—%	100%	100%
Total MA	$92	(1)	$1,392	$1,484	$86	$1,284	$1,370
	6%		94%	100%	6%	94%	100%
Corporate Finance	$466		$255	$721	$492	$247	$739
	65%		35%	100%	67%	33%	100%
Structured Finance	$94		$107	$201	$166	$101	$267
	47%		53%	100%	62%	38%	100%
Financial Institutions	$143		$144	$287	$118	$141	$259
	50%		50%	100%	46%	54%	100%
Public, Project and Infrastructure Finance	$169		$87	$256	$161	$84	$245
	66%		34%	100%	66%	34%	100%
MIS Other	$3		$12	$15	$2	$21	$23
	20%		80%	100%	9%	91%	100%
Total MIS	$875		$605	$1,480	$939	$594	$1,533
	59%		41%	100%	61%	39%	100%
Total Moody's Corporation	$967		$1,997	$2,964	$1,025	$1,878	$2,903
	33%		67%	100%	35%	65%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under U.S. GAAP (please also refer to the following table).
The following table presents the timing of revenue recognition:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$22	$443	$465	$49	$875	$924
Revenue recognized over time	725	304	1,029	1,435	605	2,040
Total	$747	$747	$1,494	$1,484	$1,480	$2,964

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$16	$412	$428	$57	$939	$996
Revenue recognized over time	659	294	953	1,313	594	1,907
Total	$675	$706	$1,381	$1,370	$1,533	$2,903
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

The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
	MA	MIS	MA	MIS
Unbilled Receivables	$119	$428	$148	$385
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	MA	MIS	Total	MA	MIS	Total
Balance at March 31,	$1,288	$360	$1,648	$1,234	$377	$1,611
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(592)	(116)	(708)	(391)	(117)	(508)
Increases due to amounts billable excluding amounts recognized as revenue during the period	417	91	508	213	94	307
Effect of exchange rate changes	3	1	4	(37)	(7)	(44)
Total changes in deferred revenue	(172)	(24)	(196)	(215)	(30)	(245)
Balance at June 30,	$1,116	$336	$1,452	$1,019	$347	$1,366

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,055	$278	$1,333	$1,039	$296	$1,335
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(788)	(160)	(948)	(654)	(155)	(809)
Increases due to amounts billable excluding amounts recognized as revenue during the period	830	216	1,046	680	215	895
Increases due to acquisitions during the period	—	—	—	1	—	1
Effect of exchange rate changes	19	2	21	(47)	(9)	(56)
Total changes in deferred revenue	61	58	119	(20)	51	31
Balance at June 30,	$1,116	$336	$1,452	$1,019	$347	$1,366
Deferred revenue - current	$1,115	$270	$1,385	$1,017	$268	$1,285
Deferred revenue - non-current	$1	$66	$67	$2	$79	$81
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2023 was primarily due to the recognition of annual subscription and maintenance billings from December 2022 and January 2023. For the six months ended June 30, 2023, the increase in deferred revenue is primarily attributable to the high concentration of billings in the first quarter.
For the MIS segment, the changes in the deferred revenue balance during the three and six months ended June 30, 2023 were primarily related to the significant portion of contract renewals that occurred during the first quarter of 2023 and are generally recognized over a one year period.

Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2023 as well as amounts not yet invoiced to customers as of June 30, 2023, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.2 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $96 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.
NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation cost	$50	$38	$97	$84
Tax benefit	$12	$9	$22	$20
In April 2023, stockholders approved an amendment to the 2001 Plan increasing the number of shares of common stock authorized for issuance by 4.0 million. This results in the 2001 Plan now permitting for the grant of up to 54.6 million shares, of which not more than 10.7 million shares are available for grants of awards other than stock options. During the first half of 2023, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $94.67 per share. The Company also granted 0.6 million shares of restricted stock in the first six months of 2023, which had a weighted average grant date fair value of $295.59 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $286.04 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2023:

Expected dividend yield	1.04%
Expected stock volatility	29%
Risk-free interest rate	4.18%
Expected holding period	5.8 years
Unrecognized stock-based compensation expense at June 30, 2023 was $17 million and $309 million for stock options and unvested restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.1 years and 2.7 years, respectively. Additionally, there was $39 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2023	2022
Exercise of stock options:
Proceeds from stock option exercises	$21	$4
Aggregate intrinsic value	$44	$5
Tax benefit realized upon exercise	$10	$1
Number of shares exercised (1)	0.2	—
Vesting of restricted stock:
Fair value of shares vested	$147	$170
Tax benefit realized upon vesting	$34	$40
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$24	$50
Tax benefit realized upon vesting	$3	$7
Number of shares vested	0.1	0.2
(1) The number of options exercised in 2022 was approximately 27 thousand.
NOTE 4. INCOME TAXES
Moody’s effective tax rate (ETR) was 23.4% and 26.2% for the three months ended June 30, 2023 and 2022, respectively. The 2.8% decrease was primarily due to higher excess tax benefits realized from stock-based compensation, along with a non-deductible foreign currency translation loss in 2022 resulting from the Company no longer conducting commercial operations in Russia. Furthermore, Moody’s ETR for the six months ended June 30, 2023 and 2022 was 12.0% and 21.6%, respectively. The 9.6% decrease in the ETR for the six months ended June 30, 2023 compared to the same period in the prior year was primarily due to tax benefits recognized in the first quarter of 2023, which reflect the resolutions of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions. The Company’s year-to-date provision for income taxes differs from the tax computed by applying its estimated annual effective tax rate to the pre-tax earnings primarily due to the following items recognized in 2023: i) net reductions in UTPs of $117 million related to the resolutions of UTPs; and ii) excess tax benefits from stock-based compensation of $13 million.

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
The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2023	2022
Income taxes paid	$122	$326
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

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Basic	183.5	184.1	183.4	184.6
Dilutive effect of shares issuable under stock-based compensation plans	0.6	0.8	0.7	0.8
Diluted	184.1	184.9	184.1	185.4
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.8	0.5	0.4
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2023 and 2022.
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
NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2023
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,221	$—	$1,221	$1,159	$57	$5
Mutual funds	$87	$4	$91	$—	$—	$91

	As of December 31, 2022
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$914	$—	$914	$808	$90	$16
Mutual funds	$71	$—	$71	$—	$—	$71
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both June 30, 2023 and December 31, 2022. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 18 months at June 30, 2023 and 13 months to 24 months at December 31, 2022. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI). As of June 30, 2023 and December 31, 2022, the contract value of the COLI was $47 million and $40 million, respectively.

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to global market risks, including risks from changes in FX rates and changes in interest rates. Accordingly, the Company uses derivatives in certain instances to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for speculative purposes.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		As of June 30, 2023		As of December 31, 2022
Hedged Item	Nature of Swap	Notional Amount	Floating Interest Rate (1)	Notional Amount	Floating Interest Rate
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	SOFR	$500	3-month LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	SOFR	300	6-month LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	SOFR	400	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	SOFR	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	SOFR	250	SOFR
Total		$2,550		$2,550
(1) Contractual terms of instruments using the 3-month or 6-month LIBOR at December 31, 2022 were modified to the SOFR reference rate in the first quarter of 2023.
Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest expense, net		$(71)	$(55)	$(119)	$(108)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(21)	$3	$(39)	$9
Fair value changes on interest rate swaps	Interest expense, net	$(46)	$(47)	$—	$(132)
Fair value changes on hedged debt	Interest expense, net	$46	$47	$—	$132

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

June 30, 2023
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
As of June 30, 2023 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2026	€450
2027	€531
2028	€588
2029	€373
2031	€481
2032	€480
Total	€2,903

The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Cross currency swaps	$(24)	$118	$—	$—	$14	$11
Long-term debt	(4)	63	—	—	—	—
Total net investment hedges	$(28)	$181	$—	$—	$14	$11
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$1	$—	$—	$—
Interest rate contracts	—	—	—	(1)	—	—
Total cash flow hedges	$—	$—	$1	$(1)	$—	$—
Total	$(28)	$181	$1	$(1)	$14	$11

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Cross currency swaps	$(63)	$142	$—	$—	$30	$21
Long-term debt	(22)	86	—	—	—	—
Total net investment hedges	$(85)	$228	$—	$—	$30	$21
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$1	$—	$—	$—
Interest rate contracts	—	—	(1)	(1)	—	—
Total cash flow hedges	$—	$—	$—	$(1)	$—	$—
Total	$(85)	$228	$—	$(1)	$30	$21

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2023	December 31, 2022
Net investment hedges
Cross currency swaps	$55	$118
FX forwards	29	29
Long-term debt	16	38
Total net investment hedges	$100	$185
Cash flow hedges
Interest rate contracts	$(46)	$(47)
Cross currency swaps	1	2
Total cash flow hedges	(45)	(45)
Total net gain in AOCL	$55	$140

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income (expense), net in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through October 2023.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2023			December 31, 2022
Notional amount of currency pair:	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$683		£548	$170		£146
Contracts to sell USD for Japanese yen	$15		¥2,000	$24		¥3,500
Contracts to sell USD for Canadian dollars	$116	C$	155	$87	C$	120
Contracts to sell USD for Singapore dollars	$81	S$	109	$50	S$	70
Contracts to sell USD for euros	$272		€250	$116		€115
Contracts to sell USD for Indian rupee	$23	₹	1,900	$19	₹	1,600
Contracts to sell GBP for USD	£90		$115	£—		$—
Contracts to sell euros for USD	€125		$135	€85		$89
NOTE: € = euro, £ = British pound, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, S$= Singapore dollars, ₹= Indian rupee
Total Return Swaps
Beginning in the second quarter of 2023, the Company entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at June 30, 2023 and related gains in the three and six months ended June 30, 2023 were not material. The notional amount of the total return swaps as of June 30, 2023 was $59 million.
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
FX forwards	Other non-operating income, net	$10	$(38)	$15	$(57)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$7	$27
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	10	19
Total assets		$17	$46
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$142	$78
Interest rate swaps designated as fair value hedges	Other liabilities	239	239
Total derivatives designated as accounting hedges		381	317
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,364	1,334
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	3	2
Total liabilities		$1,748	$1,653

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (1)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	85	—	85	(1)	—	(1)	84	—	84
Ending balance	$5,649	$(12)	$5,637	$289	$—	$289	$5,938	$(12)	$5,926

	Year Ended December 31, 2022
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,615	$(12)	$5,603	$396	$—	$396	$6,011	$(12)	$5,999
Additions/ adjustments (2)	88	—	88	4	—	4	92	—	92
Foreign currency translation adjustments	(229)	—	(229)	(23)	—	(23)	(252)	—	(252)
Ending balance	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
(1) The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.
(2) The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022.

Acquired intangible assets and related amortization consisted of:

	June 30, 2023	December 31, 2022
Customer relationships	$2,055	$2,024
Accumulated amortization	(507)	(453)
Net customer relationships	1,548	1,571
Software/product technology	670	661
Accumulated amortization	(326)	(283)
Net software/product technology	344	378
Database	178	178
Accumulated amortization	(73)	(64)
Net database	105	114
Trade names	199	197
Accumulated amortization	(65)	(58)
Net trade names	134	139
Other (1)	52	52
Accumulated amortization	(45)	(44)
Net other	7	8
Total acquired intangible assets, net	$2,138	$2,210
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$50	$51	$101	$102
NOTE 10. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved a restructuring program (the “2022 - 2023 Geolocation Restructuring Program”). The Company estimates that the program will result in annualized savings of $120 million to $140 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. The exit from certain leased office spaces began in the fourth quarter of 2022 and is expected to result in $50 million to $70 million of pre-tax charges from vacating the affected office spaces, a large portion of which Moody's intends to sublease. The program is also expected to include $110 million to $120 million of pre-tax personnel-related restructuring charges, an amount that includes severance costs, expense related to the modification of equity awards, and related costs primarily determined under the Company’s existing severance plans. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is expected to be substantially complete by the end of 2023. Cash outlays associated with this program, which primarily relate to personnel-related costs, are expected to be $110 million to $120 million, which are expected to be paid through 2024.

Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:
Substantially all of the restructuring charges recognized during the three and six months ended June 30, 2023 and June 30, 2022 relate to employee termination costs.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
2020 MA Strategic Reorganization Restructuring Program	$—	$(1)	$—	$(1)
2022 - 2023 Geolocation Restructuring Program	10	32	24	32
Total Restructuring	$10	$31	$24	$31

Changes to the restructuring liability for the aforementioned restructuring programs during the first half of 2023 were as follows:

Balance as of December 31, 2022	$65
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	22
Cash payments and adjustments	(57)
Balance as of June 30, 2023	$30

Cumulative expense incurred through June 30, 2023	Employee Termination Costs	Real Estate Related Costs	Other Costs	Total
2022 - 2023 Geolocation Restructuring Program	$107	$29	$1	$137
NOTE 11. FAIR VALUE
The table below presents information about items that are carried at fair value at June 30, 2023 and December 31, 2022:

	Fair Value Measurement as of June 30, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$17	$—	$17
Money market funds/mutual funds	231	231	—
Total	$248	$231	$17
Liabilities:
Derivatives (1)	$384	$—	$384
Total	$384	$—	$384

	Fair Value Measurement as of December 31, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$46	$—	$46
Mutual funds	71	71	—
Total	$117	$71	$46
Liabilities:
Derivatives (1)	$319	$—	$319
Total	$319	$—	$319
(1) Represents fair value of certain derivative contracts as more fully described in Note 8 to the condensed consolidated financial statements.

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
Money market funds and mutual funds:
The money market funds and mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in the fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC Topic 820.

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2023	December 31, 2022
Other current assets:
Prepaid taxes	$169	$235
Prepaid expenses	112	119
Capitalized costs to obtain and fulfill sales contracts	112	106
Foreign exchange forwards on certain assets and liabilities	10	19
Interest receivable on interest rate and cross currency swaps	78	74
Other	32	30
Total other current assets	$513	$583

Other assets:
Investments in non-consolidated affiliates	$526	$517
Deposits for real-estate leases	15	15
Indemnification assets related to acquisitions	107	110
Mutual funds and fixed deposits	96	87
Company owned life insurance (at contract value)	47	40
Costs to obtain sales contracts	176	171
Derivative instruments designated as accounting hedges	7	27
Pension and other retirement employee benefits	39	40
Other	88	85
Total other assets	$1,101	$1,092

Accounts payable and accrued liabilities:
Salaries and benefits	$113	$104
Incentive compensation	166	276
Customer credits, advanced payments and advanced billings	99	102
Dividends	5	6
Professional service fees	47	49
Accrued interest	79	93
Accounts payable	37	52
Income taxes	112	86
Pension and other retirement employee benefits	7	7
Accrued royalties	26	23
Foreign exchange forwards on certain assets and liabilities	3	2
Restructuring liability	28	65
Interest payable on interest rate and cross currency swaps	62	51
Other	93	95
Total accounts payable and accrued liabilities	$877	$1,011

	June 30, 2023	December 31, 2022
Other liabilities:
Pension and other retirement employee benefits	$195	$189
Interest accrued on UTPs	30	47
MAKS indemnification provisions	19	23
Income tax liability - non-current portion	15	48
Derivative instruments designated as accounting hedges	381	317
Restructuring liability - non-current portion	2	—
Other	47	50
Total other liabilities	$689	$674
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	June 30, 2023	December 31, 2022
Equity method investments (1)	$194	$187
Investments measured using the measurement alternative (2)	325	325
Other	7	5
Total investments in non-consolidated affiliates	$526	$517
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
Earnings from non-consolidated affiliates, which are included within other non-operating income (expense), net, are disclosed within the table below.
Other non-operating income (expense), net:
The following table summarizes the components of other non-operating income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FX loss (1)	$(5)	$(22)	$(31)	$(22)
Net periodic pension costs - other components	9	6	18	12
Income from investments in non-consolidated affiliates	1	2	3	4
Gains / losses on investments	5	(9)	11	(14)
Other (2)	3	13	12	16
Total	$13	$(10)	$13	$(4)
(1) The amount for the six months ended June 30, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year. The amounts for the three and six months ended June 30, 2022 include FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
(2) The amount for the six months ended June 30, 2023 reflects a benefit of $9 million related to the favorable resolutions of various tax matters. The amounts for the three and six months ended June 30, 2022 reflect an $11 million benefit from a statute of limitations lapse relating to reserves established pursuant to the divestiture of MAKS.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended June 30,		Location in the consolidated statements of operations
Losses on currency translation adjustments	2023	2022
Foreign currency translation adjustments - reclassification of losses included in net income	$—	$(20)	Other non-operating income, net
Total losses on currency translation adjustments	—	(20)
Gains (losses) on cash flow hedges
Interest rate contract	—	—	Other non-operating income, net
Income tax effect of item above	1	—	Provision for income taxes
Total net gains (losses) on cash flow hedges	1	—
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	2	(1)	Other non-operating income, net
Income tax effect of item above	(1)	—	Provision for income taxes
Total pension and other retirement benefits	1	(1)
Total net gains (losses) included in Net Income attributable to reclassifications out of AOCL	$2	$(21)

	Six Months Ended June 30,		Location in the consolidated statements of operations
Losses on currency translation adjustments	2023	2022
Foreign currency translation adjustments - reclassification of losses included in net income	$—	$(20)	Other non-operating income, net
Total losses on currency translation adjustments	—	(20)
Losses on cash flow hedges
Interest rate contract	(1)	(1)	Other non-operating income, net
Income tax effect of item above	1	—	Provision for income taxes
Total net losses on cash flow hedges	—	(1)
Pension and other retirement benefits
Amortization of actuarial losses and prior service costs included in net income	2	(1)	Other non-operating income, net
Income tax effect of item above	(1)	—	Provision for income taxes
Total pension and other retirement benefits	1	(1)
Total net gains (losses) included in Net Income attributable to reclassifications out of AOCL	$1	$(22)

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended June 30,
	2023					2022
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at March 31,	$(47)	$(44)	$(626)	$128	$(589)	$(51)	$(46)	$(442)	$68	$(471)
Other comprehensive income/(loss) before reclassifications	—	—	49	(28)	21	4	—	(334)	181	(149)
Amounts reclassified from AOCL	(1)	(1)	—	—	(2)	1	—	20	—	21
Other comprehensive income/(loss)	(1)	(1)	49	(28)	19	5	—	(314)	181	(128)
Balance at June 30,	$(48)	$(45)	$(577)	$100	$(570)	$(46)	$(46)	$(756)	$249	$(599)

	Six Months Ended June 30,
	2023					2022
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(47)	$(45)	$(736)	$185	$(643)	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income/(loss) before reclassifications	—	—	159	(85)	74	2	—	(441)	228	(211)
Amounts reclassified from AOCL	(1)	—	—	—	(1)	1	1	20	—	22
Other comprehensive income/(loss)	(1)	—	159	(85)	73	3	1	(421)	228	(189)
Balance at June 30,	$(48)	$(45)	$(577)	$100	$(570)	$(46)	$(46)	$(756)	$249	$(599)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

June 30, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$300	$—	$—	$—	$300
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(4)	557
1.75% 2015 Senior Notes, due 2027	546	—	—	(2)	544
3.25% 2017 Senior Notes, due 2028	500	(37)	(3)	(2)	458
4.25% 2018 Senior Notes, due 2029	400	(42)	(2)	(2)	354
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	818	—	(2)	(4)	812
3.75% 2020 Senior Notes, due 2025	700	(24)	—	(2)	674
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(36)	(8)	(5)	451
4.25% 2022 Senior Notes, due 2032	500	(14)	(2)	(4)	480
Total debt	$7,564	$(239)	$(53)	$(49)	$7,223
Current portion					(300)
Total long-term debt					$6,923

December 31, 2022
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(4)	557
1.75% 2015 Senior Notes, due 2027	534	—	—	(2)	532
3.25% 2017 Senior Notes, due 2028	500	(37)	(3)	(2)	458
4.25% 2018 Senior Notes, due 2029	400	(42)	(2)	(2)	354
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	800	—	(2)	(4)	794
3.75% 2020 Senior Notes, due 2025	700	(27)	(1)	(3)	669
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(35)	(8)	(5)	452
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total long-term debt	$7,734	$(239)	$(55)	$(51)	$7,389
(1) The fair value of interest rate swaps in the table above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
In the second quarter of 2023, the Company repaid $200 million of its $500 million 2013 Senior Notes due 2024.
At June 30, 2023, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2023, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2023 (After June 30,)	$—
2024	300
2025	700
2026	—
2027	546
Thereafter	6,018
Total	$7,564
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income	$15	$2	$25	$4
Expense on borrowings	(75)	(50)	(145)	(98)
Income (expense) on UTPs and other tax related liabilities(1)	(4)	(3)	14	(6)
Net periodic pension costs - interest component	(7)	(4)	(13)	(8)
Interest expense, net	$(71)	$(55)	$(119)	$(108)
Interest paid(2)	$47	$12	$143	$90
(1) The amount for the six months ended June 30, 2023 reflects a $22 million reduction of tax-related interest expense primarily related to the resolutions of outstanding tax matters.
(2) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 8.
The fair value and carrying value of the Company’s debt as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$7,223	$6,369	$7,389	$6,564
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$23	$25	$47	$52
Sublease income	(2)	(2)	(4)	(4)
Variable lease cost	5	5	10	10
Total lease cost	$26	$28	$53	$58
The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$29	$60	$60
Right-of-use assets obtained in exchange for new operating lease liabilities	$19	$15	$24	$30

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term	4.8 years	5.3 years
Weighted-average discount rate applied to operating leases	3.2%	3.1%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2023:

Year Ending December 31,	Operating Leases
2023 (After June 30,)	$60
2024	115
2025	103
2026	84
2027	68
After 2027	54
Total lease payments (undiscounted)	484
Less: Interest	35
Present value of lease liabilities:	$449
Lease liabilities - current	$105
Lease liabilities - noncurrent	$344
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

	Three Months Ended June 30,
	2023				2022
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$747	$747	$—	$1,494	$675	$706	$—	$1,381
Intersegment revenue	4	46	(50)	—	1	43	(44)	—
Revenue	751	793	(50)	1,494	676	749	(44)	1,381
Operating, SG&A	541	350	(50)	841	471	334	(44)	761
Adjusted Operating Income	$210	$443	$—	$653	$205	$415	$—	$620
Add:
Depreciation and amortization	74	19	—	93	60	21	—	81
Restructuring	8	2	—	10	16	15	—	31
Operating Income				$550				$508

	Six Months Ended June 30,
	2023				2022
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$1,484	$1,480	$—	$2,964	$1,370	$1,533	$—	$2,903
Intersegment revenue	7	91	(98)	—	3	86	(89)	—
Revenue	1,491	1,571	(98)	2,964	1,373	1,619	(89)	2,903
Operating, SG&A	1,067	686	(98)	1,655	944	694	(89)	1,549
Adjusted Operating Income	$424	$885	$—	$1,309	$429	$925	$—	$1,354
Add:
Depreciation and amortization	144	37	—	181	120	39	—	159
Restructuring	16	8	—	24	16	15	—	31
Operating Income				$1,104				$1,164
The table below shows cumulative restructuring expense incurred through June 30, 2023 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$65	$72	$137
The costs expected to be incurred related to the 2022 - 2023 Geolocation Restructuring Program are $80 million - $100 million for the MA segment and $80 million - $90 million for the MIS segment.
The restructuring program is more fully discussed in Note 10.
Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$782	$723	$1,552	$1,546
Non-U.S.:
EMEA	470	422	921	878
Asia-Pacific	146	151	297	293
Americas	96	85	194	186
Total Non-U.S.	712	658	1,412	1,357
Total	$1,494	$1,381	$2,964	$2,903
NOTE 18. SUBSEQUENT EVENT
On July 24, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share of Moody’s common stock, payable on September 8, 2023 to shareholders of record at the close of business on August 18, 2023.

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
THE COMPANY
Moody’s is a global risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports activities in two segments: MA and MIS.

Provider of financial intelligence and analytical tools supporting customers’ growth, efficiency and risk management objectives	Global leader in risk assessment providing credit rating opinions, analytical solutions and insights that empower organizations to make better, faster decisions	Independent provider of credit rating opinions and related information for over 100 years

MA is a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities.
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including but not limited to, its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances sustainability by considering environmental, social, and governance (“ESG”) factors in its operations, products and services. The Company uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s adheres to the policies of recognized sustainability organizations that develop standards or frameworks and/or evaluate and assess performance, including: the Global Reporting Initiative (GRI); Sustainability Accounting Standards Board (SASB); and the World Economic Forum (WEF)’s Stakeholder Capitalism metrics. On April 20, 2023, Moody's issued its 2022 annual reports on Stakeholder Sustainability and Task Force on Climate-related Financial Disclosures (“TCFD”). Moody’s sustainability-related achievements during the first half of 2023 included the following:
–Named 2022 CDP Supplier Engagement Leader on Climate Action for third consecutive year;
–Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders;
–Named to Bloomberg Gender-Equality Index for fourth consecutive year; and
–Ranked #1 on Forbes' Net Zero Leaders list.
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

Three Pillars of Moody's Sustainability Strategy

Better Business	Better Lives	Better Solutions
For Moody's operations and value chain	For Moody's people and communities	For market transformation
Strive to embed responsible, sustainable decision-making into our operations and value chain.	Aim to foster a nurturing and inclusive culture across Moody's people and communities.	Deliver trusted perspectives that inform a clear and holistic understanding of risk, including ESG and climate considerations.
Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company continues to monitor current macroeconomic and geopolitical uncertainties that have contributed to volatility in rated issuance volumes, which began in 2022 and has continued into the first half of 2023. These uncertainties include, but are not limited to: i) inflation levels; ii) rising interest rates; and iii) volatility in the global capital markets partly resulting from the ongoing Russia/Ukraine military conflict (further discussed below) and the failures of certain banking institutions in the first half of 2023. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. While market volatility has resulted in declines in rated issuance volumes in certain sectors, the Company believes that these declines are predominantly transitory in nature. However, due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future rated issuance volumes. Refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022 for further disclosure relating to these risks.
Russia/Ukraine Military Conflict
The Company is closely monitoring the impact of the ongoing Russia/Ukraine military conflict on all aspects of its business. In response to the military conflict, the Company is no longer conducting commercial operations in Russia for both MA and MIS and is complying with all applicable regulatory restrictions set forth by the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian operations and net assets are not material, broader global market volatility, which partially relates to uncertainties surrounding the military conflict, has contributed to an adverse impact on rated issuance volumes. This impact to rated issuance volumes is more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that the military conflict may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the military conflict and its broader potential macroeconomic impact.
Reportable Segments
The Company is organized into two reportable segments as of June 30, 2023: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 17 to the condensed consolidated financial statements.

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
Three months ended June 30, 2023 compared with three months ended June 30, 2022
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended June 30, 2023. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2023	2022	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,494	$1,381	8%		— reflects growth in both segments
MA external revenue	$747	$675	11%		— sustained demand for KYC and insurance solutions; — continued growth from SaaS-based banking offerings; and — ongoing strong retention and new sales for ratings data feeds
MIS external revenue	$747	$706	6%
— increased investment-grade and speculative-grade corporate debt issuance relative to suppressed activity in the prior year;
partially offset by:
— declines across most asset classes in SFG reflecting a decrease in securitization activity amidst capital market volatility

Total operating and SG&A expenses	$841	$761	(11%)	— higher incentive compensation accruals and performance-based equity compensation aligned with actual/expected financial and operating performance; and
— costs to support continued investment in product and technology innovation initiatives

Depreciation and amortization	$93	$81	(15%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$10	$31	68%		— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 10 to the condensed consolidated financial statements
Total non-operating (expense) income, net	$(58)	$(65)	11%
Expense decline primarily due to:
— FX translation losses of $20 million reclassified to earnings in the prior year resulting from the Company no longer conducting commercial operations in Russia;
— higher gains on certain of the Company's investments of $14 million; and
— higher interest income of $13 million resulting from higher cash balances and interest yields; partially offset by:
— higher realized losses of $24 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the condensed consolidated financial statements)

Operating margin	36.8%	36.8%	—	BPS
— operating margin was flat, with revenue growth offset by an increase in operating and SG&A expenses
— adjusted operating margin decrease reflects growth in operating and SG&A expenses outpacing revenue growth

Adjusted Operating Margin	43.7%	44.9%	(120	BPS)
ETR	23.4%	26.2%	(280	BPS)
— lower ETR is primarily due to higher excess tax benefits realized from stock-based compensation, along with a non-deductible FX translation loss in 2022 resulting from the Company no longer conducting commercial operations in Russia

Diluted EPS	$2.05	$1.77	16%		— reflects higher operating income and Adjusted Operating Income
Adjusted Diluted EPS	$2.30	$2.22	4%

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
United States	$782	$723	8%
Non-U.S.:
EMEA	470	422	11%
Asia-Pacific	146	151	(3%)
Americas	96	85	13%
Total Non-U.S.	712	658	8%
Total	1,494	1,381	8%
Expenses:
Operating	426	393	(8%)
SG&A	415	368	(13%)
Depreciation and amortization	93	81	(15%)
Restructuring	10	31	68%
Total	944	873	(8%)
Operating income	$550	$508	8%
Adjusted Operating Income (3)	$653	$620	5%
Interest expense, net	$(71)	$(55)	(29%)
Other non-operating income, net	13	(10)	(230%)
Non-operating (expense) income, net	$(58)	$(65)	11%

Net income attributable to Moody's	$377	$327	15%
Diluted weighted average shares outstanding	184.1	184.9	—%
Diluted EPS attributable to Moody's common shareholders	$2.05	$1.77	16%
Adjusted Diluted EPS (3)	$2.30	$2.22	4%
Operating margin	36.8%	36.8%
Adjusted Operating Margin(3)	43.7%	44.9%
Effective tax rate	23.4%	26.2%
The table below shows Moody’s global staffing by geographic area:

		June 30,		Change
		2023	2022	%
MA	U.S.	3,036	2,740	11%
	Non-U.S.	4,750	4,179	14%
	Total	7,786	6,919	13%
MIS	U.S.	1,427	1,527	(7%)
	Non-U.S.	3,742	3,991	(6%)
	Total	5,169	5,518	(6%)
MSS	U.S.	658	765	(14%)
	Non-U.S.	1,022	1,004	2%
	Total	1,680	1,769	(5%)
Total MCO	U.S.	5,121	5,032	2%
	Non-U.S.	9,514	9,174	4%
	Total	14,635	14,206	3%

GLOBAL REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

Global revenue ⇑ $113 million	U.S. Revenue ⇑ $59 million	Non-U.S. Revenue ⇑ $54 million
The increase in global revenue reflected growth in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Second Quarter Operating Expense ⇑ $33 million	Second Quarter SG&A Expense ⇑ $47 million
--------- ---------

Compensation expenses increased $27 million reflecting:	Compensation expenses increased $36 million reflecting:
— approximately 90% of the increase reflects higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance.	— approximately 60% of the increase reflects higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance; and
— approximately 20% of the increase reflects higher salaries and benefits primarily reflecting hiring and salary increases in MA to support continued growth in the business.
Non-compensation expenses increased $11 million reflecting:
— approximately 50% of the increase reflects higher travel and entertainment costs; and
— approximately 30% of the increase reflects higher costs to support continued investments related to technology innovation initiatives.

Depreciation and amortization
The increase is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The restructuring charge in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the condensed consolidated financial statements.

Operating margin 36.8%, in line with prior year	Adjusted Operating Margin 43.7%, down 120 BPS
Overall, operating margin was flat, with revenue growth offset by an increase in operating and SG&A expenses. Adjusted Operating Margin decline reflects growth in operating and SG&A expenses outpacing revenue growth.

Interest Expense, net ⇑ $16 million	Other non-operating income ⇑ $23 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— higher realized losses of $24 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the condensed consolidated financial statements); partially offset by
— FX translation losses of $20 million reclassified to earnings in the prior year resulting from the Company no longer conducting commercial operations in Russia; and
— higher interest income of $13 million reflecting higher cash balances and interest yields.	— higher gains of $15 million on certain of the Company's investments; partially offset by
— an $11 million benefit in the prior year from statute of limitations lapses on certain indemnification obligations relating to the MAKS divestiture.

ETR ⇓ 280 BPS
The decrease in the ETR is primarily due to higher excess tax benefits realized from stock-based compensation, along with a non-deductible foreign currency translation loss in 2022 resulting from the Company no longer conducting commercial operations in Russia.

Diluted EPS ⇑ $0.28	Adjusted Diluted EPS ⇑ $0.08
Diluted EPS and Adjusted Diluted EPS increased mainly due to higher operating income and Adjusted Operating Income, respectively, the components of which are more fully described above. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Decision Solutions (DS)	$334	$294	14%
Research and Insights (R&I)	217	203	7%
Data and Information (D&I)	196	178	10%
Total external revenue	747	675	11%
Intersegment revenue	4	1	300%
Total MA revenue	751	676	11%
Expenses:
Operating and SG&A (external)	495	428	(16%)
Operating and SG&A (intersegment)	46	43	(7%)
Total operating and SG&A	541	471	(15%)
Adjusted Operating Income	$210	$205	2%
Adjusted Operating Margin	28.0%	30.3%

Depreciation and amortization	74	60	(23%)
Restructuring	8	16	50%
MOODY'S ANALYTICS REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $72 million	U.S. Revenue ⇑ $30 million	Non-U.S. Revenue ⇑ $42 million
The 11% increase in global MA revenue reflects growth both in the U.S. (10%) and internationally (11%).
–ARR(2) increased 10% reflecting strong growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $40 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇑ $20 million
Global DS revenue grew 14% compared to the second quarter of 2022 and reflects increases in both the U.S. (17%) and internationally (11%). ARR(2) grew 10% for DS, reflecting continued demand for KYC, banking and insurance products.
The most notable drivers of the growth reflect:
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage which drove ARR(2) growth of 18% for these solutions;
–growth in subscription-based revenue for actuarial modeling tools and solutions to support of certain international accounting standards relating to insurance contracts which resulted in ARR(2) increasing by 6%; and
–broad growth across banking offerings following Moody's investments in SaaS-based solutions for lending, risk management and finance workflows, which resulted in ARR(2) growth of 10%.

RESEARCH AND INSIGHTS REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇑ $10 million
Global R&I revenue increased 7% compared to the second quarter of 2022 and reflects growth in both the U.S. (3%) and internationally (11%), mainly driven by continued strong retention and demand for credit research, analytics and models.
ARR(2) grew 9% primarily reflecting the aforementioned strong retention and demand for credit research, analytics and models.

DATA AND INFORMATION REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $18 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $12 million
Global D&I revenue increased 10% compared to the second quarter of 2022 and reflects growth in both the U.S. (10%) and internationally (10%), mainly driven by:
–strong retention and new sales for ratings feeds coupled with higher pricing realization; and
–continued demand for company data.
ARR(2) grew 9% reflecting increasing demand for company data and ratings data feed products.

MA: Second Quarter Operating and SG&A Expense ⇑ $67 million
The increase in operating and SG&A expenses compared to the second quarter of 2022 reflects growth in both compensation and non-compensation costs of $34 million and $33 million, respectively. The most notable drivers of these changes were:

Compensation costs	Non-compensation costs
Notable drivers of expense growth:	Notable drivers of expense growth:
— approximately half of the growth relates to higher salaries and benefits resulting from headcount growth and annual salary increases; and	— approximately half of the increase reflects higher costs to support strategic investments in technology, innovation and product development;
— approximately 40% of the growth reflects higher incentive and performance-based equity compensation accruals which are aligned with actual/expected financial and operational performance as well as headcount growth.	— approximately 20% of the increase reflects higher bad debt expense; and
— approximately 20% of the increase reflects higher travel and entertainment costs correlated with business growth.

MA: Adjusted Operating Margin 28.0% ⇓ 230 BPS
The Adjusted Operating Margin decrease for MA is primarily due to operating and SG&A expense growth of 16% outpacing the 11% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring Charge
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the condensed consolidated financial statements.
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Corporate finance (CFG)	$365	$322	13%
Structured finance (SFG)	102	123	(17%)
Financial institutions (FIG)	145	128	13%
Public, project and infrastructure finance (PPIF)	127	122	4%
Total ratings revenue	739	695	6%
MIS Other	8	11	(27%)
Total external revenue	747	706	6%
Intersegment revenue	46	43	7%
Total MIS revenue	793	749	6%
Expenses:
Operating and SG&A (external)	346	333	(4%)
Operating and SG&A (intersegment)	4	1	(300%)
Total operating and SG&A	350	334	(5%)

Adjusted Operating Income	$443	$415	7%
Adjusted Operating Margin	55.9%	55.4%

Depreciation and amortization	19	21	10%
Restructuring	2	15	87%
The following chart presents changes in rated issuance volumes compared to the second quarter of 2022. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $41 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $12 million
–The increase in global MIS revenue primarily reflects growth in CFG and FIG revenue partially offset by a decline across most asset classes in SFG.

CFG REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $43 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $14 million

Global CFG revenue for the three months ended June 30, 2023 and 2022 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 13% reflects increases in both U.S. (14%) and internationally (13%).
Transaction revenue increased $37 million compared to the same period in the prior year, with the most notable drivers of the growth reflecting:
•higher investment-grade rated issuance volumes reflecting both refinancing activity and issuance to fund M&A amidst improving market sentiment; and
•higher speculative-grade rated issuance volumes compared to significantly suppressed issuance in the prior year resulting from market volatility in 2022 relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine military conflict.
SFG REVENUE

Three months ended June 30,
2023---------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $21 million	U.S. Revenue ⇓ $23 million	Non-U.S. Revenue ⇑ $2 million

Global SFG revenue for the three months ended June 30, 2023 and 2022 was comprised as follows:
The 17% decrease in SFG revenue reflected declines in the U.S. (28%) slightly offset by an increase internationally (5%).
Transaction revenue decreased $25 million compared to the second quarter of 2022.
The decline in SFG revenue reflected lower securitization activity across most asset classes, most notably in CMBS, resulting from higher credit spreads and market volatility given ongoing geopolitical and macroeconomic uncertainties.
.
FIG REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $17 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇓ $3 million
Global FIG revenue for the three months ended June 30, 2023 and 2022 was comprised as follows:

The increase in FIG revenue of 13% reflected revenue growth in the U.S. (38%) partially offset by declines internationally (4%).
Transaction revenue increased $16 million compared to the second quarter of 2022.
The growth primarily reflects:
•higher rated issuance volumes in the insurance sector due to certain large deals in the sector for refinancing purposes; and
•an increase in banking revenue primarily due to a favorable product mix.
PPIF REVENUE

Three months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $5 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue was in line with prior year
Global PPIF revenue for the three months ended June 30, 2023 and 2022 was comprised as follows:
Transaction revenue increased $2 million compared to the second quarter of 2022.
The modest increase in PPIF revenue of 4% primarily reflected growth in the U.S. (6%).
The main drivers of the growth were:
–increases in investment-grade infrastructure finance activity in the U.S.;

partially offset by:
–lower U.S. public finance issuance given the impact of Federal Reserve monetary policy tightening and ongoing interest rate volatility.

MIS: Second Quarter Operating and SG&A Expense ⇑ $13 million
The increase is primarily due to higher compensation costs of $27 million, partially offset by a $14 million decrease in non-compensation expenses. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
Notable drivers of expense growth:	Notable drivers of decline in expense:
— higher incentive compensation accruals and performance-based equity compensation, which aligns with actual and projected financial and operating performance.	— approximately 50% of the decrease relates to lower consulting expenses; and
— approximately 35% of the decline relates to higher bad debt expense in the prior year primarily resulting from the impact of the Russia/Ukraine military conflict.

MIS: Adjusted Operating Margin 55.9% ⇑ 50 BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 6% increase in revenue.

Restructuring Charge
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program, as more fully discussed in Note 10 to the condensed consolidated financial statements.

Six months ended June 30, 2023 compared with six months ended June 30, 2022
Executive Summary
–The following table provides an executive summary of key operating results for the six months ended June 30, 2023. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2023	2022	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,964	$2,903	2%	— reflects growth in MA, partially offset by lower MIS revenue
MA external revenue	$1,484	$1,370	8%	— sustained demand for KYC and insurance solutions; — ongoing strong retention for ratings data feeds; and — elevated usage and demand for economic research and default models
MIS external revenue	$1,480	$1,533	(3%)
— decline primarily reflects lower bank loan and SFG issuance activity resulting from market volatility relating to macroeconomic uncertainties, higher borrowing costs and the Russia/Ukraine military conflict; partially offset by
— increases in investment grade corporate debt issuance compared to suppressed activity in the prior year

Total operating and SG&A expenses	$1,655	$1,549	(7%)	— higher incentive compensation accruals and performance-based equity compensation aligned with actual/expected financial and operating performance; and
— costs to support continued investment in product and technology innovation initiatives

Depreciation and amortization	$181	$159	(14%)	— higher amortization relating to internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$24	$31	23%	— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 10 to the condensed consolidated financial statements
Total non-operating (expense) income, net	$(106)	$(112)	5%
— higher gains on certain of the Company's investments of $25 million;
— a $22 million benefit related to the resolutions of tax matters in the first quarter of 2023; and
— increase in interest income of $21 million related to higher cash balances and interest yields; partially offset by:
— higher realized losses of $48 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the condensed consolidated financial statements)

Operating margin	37.2%	40.1%	(290 BPS)	— margin declines are primarily due to the aforementioned increase in expenses outpacing revenue growth
Adjusted Operating Margin	44.2%	46.6%	(240 BPS)
ETR	12.0%	21.6%	960BPS	— lower ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$4.77	$4.45	7%	— increase reflects a $0.75/share benefit related to the resolutions of tax matters in the first quarter of 2023, partially offset by lower operating income/Adjusted Operating Income
Adjusted Diluted EPS	$5.29	$5.11	4%

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
United States	$1,552	$1,546	—%
Non-U.S.:
EMEA	921	878	5%
Asia-Pacific	297	293	1%
Americas	194	186	4%
Total Non-U.S.	1,412	1,357	4%
Total	2,964	2,903	2%
Expenses:
Operating	854	810	(5%)
SG&A	801	739	(8%)
Depreciation and amortization	181	159	(14%)
Restructuring	24	31	23%
Total	1,860	1,739	(7%)
Operating income	1,104	1,164	(5%)
Adjusted Operating Income (1)	1,309	1,354	(3%)
Interest expense, net	(119)	(108)	(10%)
Other non-operating income, net	13	(4)	NM
Non-operating (expense) income, net	(106)	(112)	5%

Net income attributable to Moody’s	$878	$825	6%
Diluted weighted average shares outstanding	184.1	185.4	1%
Diluted EPS attributable to Moody’s common shareholders	$4.77	$4.45	7%
Adjusted Diluted EPS (1)	$5.29	$5.11	4%
Operating margin	37.2%	40.1%
Adjusted Operating Margin (1)	44.2%	46.6%
Effective tax rate	12.0%	21.6%
GLOBAL REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

Global revenue ⇑ $61 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $55 million

Modest growth in global revenue reflected increases in MA in all regions, partially offset by declines in MIS in all regions. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $44 million	YTD SG&A Expense ⇑ $62 million
------------------------------------

Compensation expenses increased $29 million reflecting:	Compensation expenses increased $59 million reflecting:
— approximately 80% of the increase reflects higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance.	— approximately 60% of the increase reflects higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance; and
— approximately 20% of the increase reflects higher salaries primarily relating to hiring and salary increases in MA to support continued growth in the business.
Non-compensation expenses increased $15 million reflecting:
— approximately 80% of the increase reflects higher costs to support strategic investments in technology, innovation and product development.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The restructuring charge in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program, as more fully discussed in Note 10 to the condensed consolidated financial statements.

Operating margin 37.2%, down 290 BPS	Adjusted Operating Margin 44.2%, down 240 BPS
Overall, margin declines primarily resulted from the aforementioned decrease in MIS revenue coupled with increases in operating and SG&A expenses in the MA segment.

Interest Expense, net ⇑ $11 million	Other non-operating income ⇑ $17 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— higher realized losses of $48 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the condensed consolidated financial statements); partially offset by

— higher gains of $25 million on certain of the Company's investments; and
— prior year FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia; partially offset by

— higher interest income of $21 million reflecting higher cash balances and interest yields; and	— FX losses of $23M recorded in the first quarter of 2023 mostly due to an immaterial out-of-period adjustment relating to the 2022 fiscal year.
— a $22 million benefit related to the resolutions of tax matters in the first quarter of 2023.

ETR ⇓ 960 BPS
The decrease in ETR primarily reflects the resolutions of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions in the first quarter of 2023, which resulted in a decrease to the provision for income taxes of $113 million.

Diluted EPS ⇑ $0.32	Adjusted Diluted EPS ⇑ $0.18
Diluted EPS and Adjusted Diluted EPS growth reflects a $0.75/share benefit related to the resolutions of tax matters in the first quarter of 2023, partially offset by lower operating income and Adjusted Operating Income, respectively, the components of which are more fully described above. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Decision Solutions (DS)	$668	$608	10%
Research and Insights (R&I)	432	406	6%
Data and Information (D&I)	384	356	8%
Total external revenue	1,484	1,370	8%
Intersegment revenue	7	3	133%
Total MA Revenue	1,491	1,373	9%
Expenses:
Operating and SG&A (external)	976	858	(14%)
Operating and SG&A (intersegment)	91	86	(6%)
Total operating and SG&A expense	1,067	944	(13%)
Adjusted Operating Income	$424	$429	(1%)
Adjusted Operating Margin	28.4%	31.2%

Depreciation and amortization	144	120	(20%)
Restructuring	16	16	—%
MOODY'S ANALYTICS REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $114 million	U.S. Revenue ⇑ $44 million	Non-U.S. Revenue ⇑ $70 million
The 8% increase in global MA revenue reflects growth both in the U.S. (7%) and internationally (9%) across all LOBs.
–ARR(2) grew 10% reflecting strong growth across all LOBs.
.

DECISION SOLUTIONS REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $60 million	U.S. Revenue ⇑ $26 million	Non-U.S. Revenue ⇑ $34 million
Global DS revenue and ARR(2) both grew 10% compared to the first half of 2022 with the most notable drivers of the increase reflecting:
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage, which drove ARR(2) growth of 18%;
–growth in subscription-based revenue for actuarial modeling tools and products supporting the adoption of certain international accounting standards relating to insurance contracts which resulted in ARR(2) growth of 6%;
–broad growth across banking offerings following Moody's investments in SaaS-based solutions, which resulted in ARR(2) growth of 10%; and
–higher revenue from RMS primarily due to a reduction of revenue in 2022 pursuant to a fair value adjustment to deferred revenue previously required as part of acquisition accounting.
RESEARCH AND INSIGHTS REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $26 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $21 million
Global R&I revenue increased 6% compared to the first half of 2022 mainly driven by growth in recurring revenue of 7%, primarily due to continued strong retention and demand for credit research, analytics and models.
ARR(2) grew 9% reflecting the aforementioned strong retention and demand for credit research, analytics and models.

DATA AND INFORMATION REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $28 million	U.S. Revenue ⇑ $13 million	Non-U.S. Revenue ⇑ $15 million
Global D&I revenue increased 8% compared to the first half of 2022 and reflects growth in both U.S. (11%) and internationally (6%), mainly driven by:
–continued strong retention and new sales for ratings feeds coupled with higher price realization; and
–increased demand for company data.
ARR(2) grew 9% reflecting increasing demand for company data and ratings data feed products.

MA: YTD Operating and SG&A Expense ⇑ $118 million
The increase in operating and SG&A expenses compared to the first six months of 2022 is primarily due to growth in both compensation and non-compensation costs of $62 million and $56 million, respectively, reflecting:

Compensation costs	Non-compensation costs
Notable drivers of expense growth:	Notable drivers of expense growth:
— approximately half of the growth is related to an increase in salaries reflecting higher headcount and annual salary increases; and	— approximately 60% of the increase reflects higher costs to support strategic investments in technology, innovation and product development; and
— approximately 40% of the increase reflects higher incentive and performance-based equity compensation aligned with actual/expected financial and operational performance as well as headcount growth.
— approximately 25% of the increase reflects higher travel and entertainment expenses correlated with business growth.

MA: Adjusted Operating Margin 28.4% ⇓ 280BPS
The Adjusted Operating Margin decrease for MA is primarily due to operating and SG&A expense growth of 14% outpacing the 9% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the condensed consolidated financial statements.
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Corporate finance (CFG)	$721	$739	(2%)
Structured finance (SFG)	201	267	(25%)
Financial institutions (FIG)	287	259	11%
Public, project and infrastructure finance (PPIF)	256	245	4%
Total ratings revenue	1,465	1,510	(3%)
MIS Other	15	23	(35%)
Total external revenue	1,480	1,533	(3%)
Intersegment royalty	91	86	6%
Total	1,571	1,619	(3%)
Expenses:
Operating and SG&A (external)	679	691	2%
Operating and SG&A (intersegment)	7	3	(133%)
Total operating and SG&A expense	686	694	1%
Adjusted Operating Income	$885	$925	(4%)
Adjusted Operating Margin	56.3%	57.1%

Depreciation and amortization	37	39	5%
Restructuring	8	15	NM
The following chart presents changes in rated issuance volumes compared to the first half of 2022. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $53 million	U.S. Revenue ⇓ $38 million	Non-U.S. Revenue ⇓ $15 million
–The decrease in global MIS revenue primarily reflects a 5% decrease in total rated issuance volumes, which resulted in transaction revenue declining $64 million compared to the same period in the prior year. The decline in rated issuance volumes across many of the asset classes reflected ongoing credit market volatility relating to uncertainty around inflation, interest rates, recessionary concerns and stress in the banking sector following the failure of certain banks in the first quarter of 2023.

CFG REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $18 million	U.S. Revenue was in line with prior year	Non-U.S. Revenue ⇓ $18 million
Global CFG revenue for the six months ended June 30, 2023 and 2022 was comprised as follows:
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The modest decline in CFG revenue reflected declines internationally of 7%.
Transaction revenue decreased $26 million compared to the same period in the prior year, with the most notable drivers reflecting:
–lower bank loan revenue across all regions as geopolitical and macroeconomic uncertainties have continued to impact issuance levels and M&A activity;
partially offset by:
–higher investment-grade rated issuance volumes reflecting both refinancing activity and issuance to fund certain large M&A transactions amidst improving market sentiment in the second quarter of 2023.

SFG REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $66 million	U.S. Revenue ⇓ $59 million	Non-U.S. Revenue ⇓ $7 million
Global SFG revenue for the six months ended June 30, 2023 and 2022 was comprised as follows:
The decrease in SFG revenue of 25% reflected declines in both the U.S. (33%) and internationally (8%). Transaction revenue decreased $72 million compared to the first half of 2022.
The decline in SFG revenue reflected lower securitization activity across all asset classes, most notably in CMBS, resulting from higher credit spreads and market volatility given ongoing geopolitical and macroeconomic uncertainties.

FIG REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $28 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $10 million
Global FIG revenue for the six months ended June 30, 2023 and 2022 was comprised as follows:
The increase in FIG revenue of 11% reflected growth in both the U.S. (15%) and internationally (7%) which resulted in a $25 million increase in transaction revenue compared to the same period in the prior year.
The most notable drivers of the increase reflected:
–a favorable product mix from infrequent bank and insurance issuers; and
–higher rated issuance volumes in the insurance sector due to certain large deals in the sector for refinancing purposes.

PPIF REVENUE

Six months ended June 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $11 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $5 million
Global PPIF revenue for the six months ended June 30, 2023 and 2022 was comprised as follows:
Transaction revenue increased $8 million compared to the same period in the prior year.
The 4% increase in PPIF revenue reflected increases in both the U.S. (4%) and internationally (5%).
The main drivers of the growth were:
–increases in investment-grade infrastructure finance activity in the U.S. and internationally;

partially offset by:
–lower U.S. public finance activity as a result of the impact of Federal Reserve monetary policy tightening and ongoing interest rate volatility.

MIS: YTD Operating and SG&A Expense ⇓ $12 million

The decrease in operating and SG&A expense reflects a $37 million decrease in non-compensation expenses, partially offset by a $25 million increase in compensation costs. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
Notable drivers of expense growth:	Notable drivers of decline in expense:
— higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance.	— approximately 35% of the decrease relates to ongoing cost control initiatives; and
— higher bad debt expense in the prior year resulting from the impact of the Russia/Ukraine military conflict contributed approximately 45% of the decrease.

Other Expenses
The restructuring charges in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the condensed consolidated financial statements.

Adjusted Operating Margin of 56.3% ⇓ 80 BPS
The MIS Adjusted Operating Margin decline primarily reflected the aforementioned 3% decrease in revenue.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2023	2022
Net cash provided by operating activities	$1,212	$761	$451
Net cash used in investing activities	$(103)	$(172)	$69
Net cash used in financing activities	$(624)	$(712)	$88
Free Cash Flow (1)	$1,085	$628	$457
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the six months ended June 30, 2023 increased by $451 million compared to the same period in 2022, with the most notable drivers reflecting:
–approximately $200 million in higher income tax payments in the prior year; and
–approximately $140 million in higher incentive compensation payments in the first half of 2022 (based on full-year 2021 financial and operating results) compared to payments made in the current year (based on full-year 2022 financial and operating results).
Net cash used in investing activities
The $69 million decrease in cash used in investing activities in the six months ended June 30, 2023 compared to the same period in 2022 was primarily attributed to:
–higher net purchases of investments in the prior year of $110 million, reflecting the purchase of Moody's equity interest in GCR in the prior year coupled with lower net purchases of investments; and
–higher cash paid of $89 million in the prior year for acquisitions, primarily reflecting the acquisition of kompany in 2022;

partially offset by:
–higher net cash receipts of $136 million in 2022 relating to the settlement of net investment hedges.
Net cash used in financing activities
The $88 million decrease in cash used in financing activities in the six months ended June 30, 2023 compared to the same period in the prior year was primarily attributed to:
–higher cash paid for treasury share repurchases in 2022 of $763 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022;
partially offset by:
–long-term debt issuance of $491 million in 2022 that did not recur in 2023 (refer to the section "Material Cash Requirements" below for further discussion on the Company's financing arrangements); and
–a $200 million repayment of notes payable in the second quarter of 2023.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.3 billion at June 30, 2023 included approximately $1.6 billion located outside of the U.S. Approximately 35% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and British pounds. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company continues to evaluate which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested. Accordingly, the Company continues to repatriate a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At June 30, 2023, Moody’s had $7.2 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at June 30, 2023 is as follows:

For additional information on the Company's outstanding debt, refer to Note 14 to the condensed consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be approximately $5 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.

Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of June 30, 2023, these purchase obligations totaled $706 million, of which approximately 40% is expected to be paid in the next twelve months and another approximate 40% expected to be paid over the next two subsequent years.
Leases
The Company has remaining payments relating to its operating leases of $484 million at June 30, 2023, primarily related to real estate leases, of which $117 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 15 to the condensed consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at June 30, 2023, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On July 24, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share for Moody’s common stock, payable September 8, 2023 to shareholders of record at the close of business on August 18, 2023. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 9, 2021, the Board approved $1 billion in share repurchase authority, and on February 7, 2022, the Board approved an additional $750 million of share repurchase authority. At June 30, 2023, the Company had approximately $740 million of remaining authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 10 to the condensed consolidated financial statements, the Company is currently in the process of executing the 2022 - 2023 Geolocation Restructuring Program. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions. Future cash outlays associated with this program, which will primarily consist of personnel-related costs, are expected to be approximately $30 million to $40 million, which are expected to be paid through 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income	$550	$508	$1,104	$1,164
Adjustments:
Depreciation and amortization	93	81	181	159
Restructuring	10	31	24	31
Adjusted Operating Income	$653	$620	$1,309	$1,354
Operating margin	36.8%	36.8%	37.2%	40.1%
Adjusted Operating Margin	43.7%	44.9%	44.2%	46.6%
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
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments and FX translation losses resulting from the Company no longer conducting commercial operations in Russia are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2023		2022		2023		2022
Net income attributable to Moody's common shareholders		$377		$327		$878		$825
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$50		$51		$101		$102
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(12)		(24)		(24)
Net Acquisition-Related Intangible Amortization Expenses		38		39		77		78
Pre-Tax Restructuring	$10		$31		$24		$31
Tax on Restructuring	(2)		(7)		(6)		(7)
Net Restructuring		8		24		18		24
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		20		—		20
Adjusted Net Income		$423		$410		$973		$947

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Diluted earnings per share attributable to Moody's common shareholders		$2.05		$1.77		$4.77		$4.45
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.27		$0.28		$0.55		$0.55
Tax on Acquisition-Related Intangible Amortization Expenses	(0.06)		(0.07)		(0.13)		(0.13)
Net Acquisition-Related Intangible Amortization Expenses		0.21		0.21		0.42		0.42
Pre-Tax Restructuring	$0.05		$0.17		$0.13		$0.17
Tax on Restructuring	(0.01)		(0.04)		(0.03)		(0.04)
Net Restructuring		0.04		0.13		0.10		0.13
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		0.11		—		0.11
Adjusted Diluted EPS		$2.30		$2.22		$5.29		$5.11
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

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$1,212	$761
Capital additions	(127)	(133)
Free Cash Flow	$1,085	$628
Net cash used in investing activities	$(103)	$(172)
Net cash used in financing activities	$(624)	$(712)

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

Amounts in millions	June 30, 2023	June 30, 2022	Change	Growth
MA ARR
Decision Solutions (DS)
Banking	$390	$355	$35	10%
Insurance	497	467	30	6%
KYC	292	248	44	18%
Total DS	$1,179	$1,070	$109	10%
Research and Insights	843	774	69	9%
Data and Information	759	695	64	9%
Total MA ARR	$2,781	$2,539	$242	10%
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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 42 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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
•the global impact of the Russia/Ukraine military conflict on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
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
•the introduction or development of competing products or technologies;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's market risk during the six months ended June 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2022.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2023.

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
For the three months ended June 30, 2023

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
April 1- 30	73,312	$302.36	70,493	$786	million
May 1- 31	82,432	$309.46	77,891	$762	million
June 1- 30	65,422	$332.90	64,889	$740	million
Total	221,166	$314.25	213,273
(1) Includes surrender to the Company of 2,819; 4,541; and 533 shares of common stock in April, May, and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 9, 2021, the Board authorized $1 billion in share repurchase authority and on February 7, 2022, the Board of Directors approved an additional $750 million of share repurchase authority. At June 30, 2023 there was approximately $740 million of share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the second quarter of 2023, Moody’s issued a net 200 thousand shares under employee stock-based compensation plans.

Item 5. Other Information
Rule 10b5-1 Plans
On May 12, 2023, Robert Fauber, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan relates to the sale of up to 28,010 shares of Moody’s Corporation common stock between August 16, 2023 and February 7, 2024. The shares include: i) shares which will be acquired upon the exercise of employee stock options; and ii) vested restricted stock units.

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

Date: July 26, 2023