Form 10-Q
period 2023-09-30
MOODYS CORP /DE/
filed 2023-10-26
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Shares Outstanding at September 30, 2023
183.0 million

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

D&A	Depreciation and amortization
Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products
Decision Solutions (DS)
LOB within MA that provides SaaS solutions supporting banking, insurance, and KYC workflows. This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide risk assessment solutions

EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share

TERM	DEFINITION
ESG	Environmental, Social, and Governance
ESTR	Euro Short-Term Rate
ETR	Effective tax rate
EU	European Union
EURIBOR	The Euro Interbank Offered Rate
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

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company
MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MA and MIS
Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder
NM	Percentage change is not meaningful

TERM	DEFINITION
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

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under GAAP; defined as an operating segment or one level below an operating segment
Research and Insights (R&I)	LOB within MA that provides models, scores, expert insights and commentary. This LOB includes credit research; credit models and analytics; economics data and models; and structured finance solutions
RMBS	Residential mortgage-backed securities; an asset class within SFG
RMS	Risk Management Solutions, Inc., a global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021
SaaS	Software-as-a-Service
SASB	Sustainability Accounting Standards Board
SEC	U.S. Securities and Exchange Commission
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
TCFD	Task Force on Climate-Related Financial Disclosures
Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets
Transaction Revenue
For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services. For MIS (excluding MIS Other), represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services.

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions
2001 Plan	2001 Moody's Corporation Key Employees' Stock Incentive Plan, as amended and restated December 20, 2022
2022 - 2023 Geolocation Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 relating to the Company's post-COVID-19 geolocation strategy
2013 Senior Notes due 2024	Principal amount of $500 million, 4.875% senior unsecured notes due in February 2024
2014 Senior Notes due 2044	Principal amount of $600 million, 5.25% senior unsecured notes due in July 2044
2015 Senior Notes due 2027	Principal amount of €500 million, 1.75% senior unsecured notes due in March 2027
2017 Senior Notes due 2028	Principal amount of $500 million, 3.250% senior unsecured notes due January 15, 2028
2018 Senior Notes due 2029	Principal amount of $400 million, 4.25% senior unsecured notes due February 1, 2029

TERM	DEFINITION
2018 Senior Notes due 2048	Principal amount of $400 million, 4.875% senior unsecured notes due December 17, 2048
2019 Senior Notes due 2030	Principal amount of €750 million, 0.950% senior unsecured notes due February 25, 2030
2020 Senior Notes due 2025	Principal amount of $700 million, 3.75% senior unsecured notes due March 24, 2025
2020 Senior Notes due 2050	Principal amount of $300 million, 3.25% senior unsecured notes due May 20, 2050
2020 Senior Notes due 2060	Principal amount of $500 million, 2.55% senior unsecured notes due August 18, 2060
2021 Facility	Five-year unsecured revolving credit facility, with capacity to borrow up to $1.25 billion; backstops CP issued under the CP Program
2021 Senior Notes due 2031	Principal amount of $600 million, 2.00% senior unsecured notes due August 19, 2031
2021 Senior Notes due 2041	Principal amount of $600 million, 2.75% senior unsecured notes due August 19, 2041
2021 Senior Notes due 2061	Principal amount of $500 million, 3.10% senior unsecured notes due November 15, 2061
2022 Senior Notes due 2052	Principal amount of $500 million, 3.75% senior unsecured notes due February 25, 2052
2022 Senior Notes due 2032	Principal amount of $500 million, 4.25% senior unsecured notes due January 15, 2032

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,472	$1,275	$4,436	$4,178
Expenses
Operating	412	393	1,266	1,203
Selling, general, and administrative	403	385	1,204	1,124
Depreciation and amortization	95	83	276	242
Restructuring	27	1	51	32
Total expenses	937	862	2,797	2,601
Operating income	535	413	1,639	1,577
Non-operating (expense) income, net
Interest expense, net	(66)	(58)	(185)	(166)
Other non-operating income, net	18	26	31	22
Total non-operating (expense) income, net	(48)	(32)	(154)	(144)
Income before provision for income taxes	487	381	1,485	1,433
Provision for income taxes	97	78	217	305
Net income	390	303	1,268	1,128
Less: Net income attributable to noncontrolling interests	1	—	1	—
Net income attributable to Moody's	$389	$303	$1,267	$1,128
Earnings per share attributable to Moody's common shareholders
Basic	$2.12	$1.65	$6.91	$6.13
Diluted	$2.11	$1.65	$6.88	$6.10
Weighted average number of shares outstanding
Basic	183.3	183.2	183.4	184.1
Diluted	184.0	183.9	184.1	184.9
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$390			$303
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(174)	$(2)	(176)	$(358)	$6	(352)
Net gains on net investment hedges	124	(31)	93	256	(63)	193
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	(1)	—
Pension and Other Retirement Benefits:
Amortization of actuarial gains/prior service credits and settlement credit included in net income	(1)	—	(1)	1	—	1
Net actuarial gains and prior service costs	2	(1)	1	—	—	—
Total other comprehensive loss	$(48)	$(34)	$(82)	$(100)	$(58)	$(158)
Comprehensive income			308			145
Less: comprehensive income (loss) attributable to noncontrolling interests			—			(9)
Comprehensive Income Attributable to Moody's			$308			$154

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,268			$1,128
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(14)	$(4)	(18)	$(806)	$10	(796)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	20	—	20
Net gains on net investment hedges	11	(3)	8	561	(140)	421
Cash Flow Hedges:
Reclassification of losses included in net income	2	(1)	1	2	(1)	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains/prior service credits and settlement credit included in net income	(3)	1	(2)	2	—	2
Net actuarial gains and prior service costs	2	(1)	1	3	(1)	2
Total other comprehensive loss	$(2)	$(8)	$(10)	$(218)	$(132)	$(350)
Comprehensive income			1,258			778
Less: comprehensive loss attributable to noncontrolling interests			(1)			(12)
Comprehensive Income Attributable to Moody's			$1,259			$790
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,006	$1,769
Short-term investments	73	90
Accounts receivable, net of allowance for credit losses of $34 in 2023 and $40 in 2022	1,513	1,652
Other current assets	445	583
Total current assets	4,037	4,094
Property and equipment, net of accumulated depreciation of $1,234 in 2023 and $1,123 in 2022	573	502
Operating lease right-of-use assets	298	346
Goodwill	5,831	5,839
Intangible assets, net	2,058	2,210
Deferred tax assets, net	264	266
Other assets	1,130	1,092
Total assets	$14,191	$14,349
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$938	$1,011
Current portion of operating lease liabilities	105	106
Deferred revenue	1,226	1,258
Total current liabilities	2,269	2,375
Non-current portion of deferred revenue	65	75
Long-term debt	6,851	7,389
Deferred tax liabilities, net	483	457
Uncertain tax positions	208	322
Operating lease liabilities	316	368
Other liabilities	647	674
Total liabilities	10,839	11,660
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2023 and December 31, 2022, respectively	3	3
Capital surplus	1,175	1,054
Retained earnings	14,460	13,618
Treasury stock, at cost; 159,895,591 and 159,702,362 shares of common stock at September 30, 2023 and December 31, 2022, respectively	(11,795)	(11,513)
Accumulated other comprehensive loss	(652)	(643)
Total Moody's shareholders' equity	3,191	2,519
Noncontrolling interests	161	170
Total shareholders' equity	3,352	2,689
Total liabilities, noncontrolling interests, and shareholders' equity	$14,191	$14,349
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,268	$1,128
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	276	242
Stock-based compensation	143	130
Deferred income taxes	(10)	58
ROU Asset impairment & other non-cash restructuring/impairment charges	12	—
FX translation losses reclassified to net income	—	20
Changes in assets and liabilities:
Accounts receivable	127	123
Other current assets	151	(140)
Other assets	(31)	10
Lease obligations	(16)	(14)
Accounts payable and accrued liabilities	(61)	(358)
Deferred revenue	(35)	(20)
Uncertain tax positions	(114)	(41)
Other liabilities	(36)	(41)
Net cash provided by operating activities	1,674	1,097
Cash flows from investing activities
Capital additions	(198)	(204)
Purchases of investments	(108)	(244)
Sales and maturities of investments	116	153
Receipts from settlements of net investment hedges	—	220
Cash paid for acquisitions, net of cash acquired	(3)	(97)
Net cash used in investing activities	(193)	(172)
Cash flows from financing activities
Repayment of notes	(500)	(500)
Issuance of notes	—	988
Proceeds from stock-based compensation plans	40	21
Treasury shares	(278)	(983)
Repurchase of shares related to stock-based compensation	(67)	(85)
Dividends	(424)	(387)
Dividends to noncontrolling interest	(2)	(1)
Debt issuance costs and related fees	—	(10)
Net cash used in financing activities	(1,231)	(957)
Effect of exchange rate changes on cash and cash equivalents	(13)	(123)
Increase (decrease) in cash and cash equivalents	237	(155)
Cash and cash equivalents, beginning of period	1,769	1,811
Cash and cash equivalents, end of period	$2,006	$1,656
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2022	342.9	$3	$965	$13,328	(159.4)	$(11,403)	$(599)	$2,294	$185	$2,479
Net income				303				303	—	303
Dividends ($0.70 per share)				(130)				(130)	(1)	(131)
Stock-based compensation			46					46		46
Shares issued for stock-based compensation plans at average cost, net			2		0.1	1		3		3
Treasury shares repurchased			—		(0.4)	(112)		(112)		(112)
Currency translation adjustment, net of net investment hedge activity (net of tax of $57 million)							(150)	(150)	(9)	(159)
Amortization of prior service costs and actuarial losses							1	1		1
Balance at September 30, 2022	342.9	$3	$1,013	$13,501	(159.7)	$(11,514)	$(748)	$2,255	$175	$2,430
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2023	342.9	$3	$1,124	$14,213	(159.4)	$(11,626)	$(570)	$3,144	$168	$3,312
Net income				389				389	1	390
Dividends ($0.77 per share)				(142)				(142)	(8)	(150)
Stock-based compensation			46					46		46
Shares issued for stock-based compensation plans at average cost, net			5		—	2		7		7
Treasury shares repurchased					(0.5)	(171)		(171)		(171)
Currency translation adjustment, net of net investment hedge activity (net of tax of $33 million)							(83)	(83)	—	(83)
Net actuarial gains and prior service costs (net of tax of $1 million)							1	1		1
Amortization of prior service credits/ actuarial gains and settlement credit							(1)	(1)		(1)
Net realized and unrealized gain on cash flow hedges							1	1		1
Balance at September 30, 2023	342.9	$3	$1,175	$14,460	(159.9)	$(11,795)	$(652)	$3,191	$161	$3,352

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				1,267				1,267	1	1,268
Dividends ($2.31 per share)				(425)				(425)	(9)	(434)
Stock-based compensation			143					143		143
Shares issued for stock-based compensation plans at average cost, net			(22)		0.7	(2)		(24)		(24)
Treasury shares repurchased			—		(0.9)	(280)		(280)		(280)
Currency translation adjustment, net of net investment hedge activity (net of tax of $7 million)							(9)	(9)	(1)	(10)
Net actuarial gains and prior service costs (net of tax of $1 million)							1	1		1
Amortization of prior service credits/ actuarial gains and settlement credit (net of tax of $1 million)							(2)	(2)		(2)
Net realized and unrealized gain on cash flow hedges (net of tax of $1 million)							1	1		1
Balance at September 30, 2023	342.9	$3	$1,175	$14,460	(159.9)	$(11,795)	$(652)	$3,191	$161	$3,352
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2022 annual report on Form 10-K filed with the SEC on February 15, 2023. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Adoption of New Accounting Standards in 2023
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance, ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), issued in March 2020 (codified into ASC Topic 848 "Reference Rate Reform"). ASU No. 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform—Deferral of the Sunset Date of Topic 848," which deferred the sunset date of Topic 848 to December 31, 2024. These ASU's were effective upon issuance and the amendments may be applied prospectively through December 31, 2024 as the transition from LIBOR is completed.
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

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MA:
Decision Solutions (DS)
Banking	$136	$115	$390	$355
Insurance	138	129	404	370
KYC	80	64	228	191
Total DS	354	308	1,022	916
Research and Insights (R&I)	222	201	654	607
Data and Information (D&I)	200	176	584	532
Total external revenue	776	685	2,260	2,055
Intersegment revenue	3	2	10	5
Total MA	779	687	2,270	2,060
MIS:
Corporate Finance (CFG)
Investment-grade	63	67	272	249
High-yield	38	21	116	91
Bank loans	82	47	209	232
Other accounts (1)	163	142	470	444
Total CFG	346	277	1,067	1,016
Structured Finance (SFG)
Asset-backed securities	30	26	89	89
RMBS	22	22	72	85
CMBS	17	19	45	84
Structured credit	32	34	95	109
Other accounts	1	—	2	1
Total SFG	102	101	303	368
Financial Institutions (FIG)
Banking	92	76	289	258
Insurance	24	24	92	82
Managed investments	7	6	23	19
Other accounts	3	3	9	9
Total FIG	126	109	413	368
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	49	44	155	157
Project and infrastructure	66	48	216	180
Total PPIF	115	92	371	337
Total ratings revenue	689	579	2,154	2,089
MIS Other	7	11	22	34
Total external revenue	696	590	2,176	2,123
Intersegment revenue	47	43	138	129
Total MIS	743	633	2,314	2,252
Eliminations	(50)	(45)	(148)	(134)
Total MCO	$1,472	$1,275	$4,436	$4,178
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$147	$207	$354	$123	$185	$308
Research and Insights	124	98	222	120	81	201
Data and Information	69	131	200	63	113	176
Total MA	340	436	776	306	379	685
MIS:
Corporate Finance	242	104	346	188	89	277
Structured Finance	65	37	102	69	32	101
Financial Institutions	52	74	126	47	62	109
Public, Project and Infrastructure Finance	69	46	115	57	35	92
Total ratings revenue	428	261	689	361	218	579
MIS Other	—	7	7	1	10	11
Total MIS	428	268	696	362	228	590
Total MCO	$768	$704	$1,472	$668	$607	$1,275

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$426	$596	$1,022	$376	$540	$916
Research and Insights	361	293	654	352	255	607
Data and Information	204	380	584	185	347	532
Total MA	991	1,269	2,260	913	1,142	2,055
MIS:
Corporate Finance	727	340	1,067	673	343	1,016
Structured Finance	186	117	303	249	119	368
Financial Institutions	188	225	413	165	203	368
Public, Project and Infrastructure Finance	228	143	371	210	127	337
Total ratings revenue	1,329	825	2,154	1,297	792	2,089
MIS Other	—	22	22	4	30	34
Total MIS	1,329	847	2,176	1,301	822	2,123
Total MCO	$2,320	$2,116	$4,436	$2,214	$1,964	$4,178

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MA:
U.S.	$340	$306	$991	$913
Non-U.S.:
EMEA	300	254	867	774
Asia-Pacific	78	72	229	211
Americas	58	53	173	157
Total Non-U.S.	436	379	1,269	1,142
Total MA	776	685	2,260	2,055
MIS:
U.S.	428	362	1,329	1,301
Non-U.S.:
EMEA	155	139	509	497
Asia-Pacific	67	57	213	211
Americas	46	32	125	114
Total Non-U.S.	268	228	847	822
Total MIS	696	590	2,176	2,123
Total MCO	$1,472	$1,275	$4,436	$4,178

The following tables summarize the split between Transaction Revenue and Recurring Revenue.

	Three Months Ended September 30,
	2023				2022
	Transaction		Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$43		$311	$354	$34	$274	$308
	12%		88%	100%	11%	89%	100%
Research and Insights	$4		$218	$222	$4	$197	$201
	2%		98%	100%	2%	98%	100%
Data and Information	$1		$199	$200	$—	$176	$176
	1%		99%	100%	—%	100%	100%
Total MA	$48	(1)	$728	$776	$38	$647	$685
	6%		94%	100%	6%	94%	100%
Corporate Finance	$216		$130	$346	$153	$124	$277
	62%		38%	100%	55%	45%	100%
Structured Finance	$48		$54	$102	$51	$50	$101
	47%		53%	100%	50%	50%	100%
Financial Institutions	$52		$74	$126	$41	$68	$109
	41%		59%	100%	38%	62%	100%
Public, Project and Infrastructure Finance	$71		$44	$115	$50	$42	$92
	62%		38%	100%	54%	46%	100%
MIS Other	$1		$6	$7	$1	$10	$11
	14%		86%	100%	9%	91%	100%
Total MIS	$388		$308	$696	$296	$294	$590
	56%		44%	100%	50%	50%	100%
Total Moody's Corporation	$436		$1,036	$1,472	$334	$941	$1,275
	30%		70%	100%	26%	74%	100%

	Nine Months Ended September 30,
	2023				2022
	Transaction		Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$126		$896	$1,022	$112	$804	$916
	12%		88%	100%	12%	88%	100%
Research and Insights	$12		$642	$654	$12	$595	$607
	2%		98%	100%	2%	98%	100%
Data and Information	$2		$582	$584	$—	$532	$532
	—%		100%	100%	—%	100%	100%
Total MA	$140	(1)	$2,120	$2,260	$124	$1,931	$2,055
	6%		94%	100%	6%	94%	100%
Corporate Finance	$682		$385	$1,067	$645	$371	$1,016
	64%		36%	100%	63%	37%	100%
Structured Finance	$142		$161	$303	$217	$151	$368
	47%		53%	100%	59%	41%	100%
Financial Institutions	$195		$218	$413	$159	$209	$368
	47%		53%	100%	43%	57%	100%
Public, Project and Infrastructure Finance	$240		$131	$371	$211	$126	$337
	65%		35%	100%	63%	37%	100%
MIS Other	$4		$18	$22	$3	$31	$34
	18%		82%	100%	9%	91%	100%
Total MIS	$1,263		$913	$2,176	$1,235	$888	$2,123
	58%		42%	100%	58%	42%	100%
Total Moody's Corporation	$1,403		$3,033	$4,436	$1,359	$2,819	$4,178
	32%		68%	100%	33%	67%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under U.S. GAAP (please also refer to the following table).
The following table presents the timing of revenue recognition:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$24	$388	$412	$73	$1,263	$1,336
Revenue recognized over time	752	308	1,060	2,187	913	3,100
Total	$776	$696	$1,472	$2,260	$2,176	$4,436

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$20	$296	$316	$77	$1,235	$1,312
Revenue recognized over time	665	294	959	1,978	888	2,866
Total	$685	$590	$1,275	$2,055	$2,123	$4,178
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

The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	MA	MIS	MA	MIS
Unbilled Receivables	$119	$429	$148	$385
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	MA	MIS	Total	MA	MIS	Total
Balance at June 30,	$1,116	$336	$1,452	$1,019	$347	$1,366
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(513)	(113)	(626)	(480)	(110)	(590)
Increases due to amounts billable excluding amounts recognized as revenue during the period	410	82	492	389	82	471
Effect of exchange rate changes	(25)	(2)	(27)	(9)	(5)	(14)
Total changes in deferred revenue	(128)	(33)	(161)	(100)	(33)	(133)
Balance at September 30,	$988	$303	$1,291	$919	$314	$1,233

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,055	$278	$1,333	$1,039	$296	$1,335
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(969)	(192)	(1,161)	(883)	(186)	(1,069)
Increases due to amounts billable excluding amounts recognized as revenue during the period	908	218	1,126	819	218	1,037
Increases due to acquisitions during the period	—	—	—	1	—	1
Effect of exchange rate changes	(6)	(1)	(7)	(57)	(14)	(71)
Total changes in deferred revenue	(67)	25	(42)	(120)	18	(102)
Balance at September 30,	$988	$303	$1,291	$919	$314	$1,233
Deferred revenue - current	$986	$240	$1,226	$917	$238	$1,155
Deferred revenue - non-current	$2	$63	$65	$2	$76	$78
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2023 was primarily due to the recognition of annual subscription and maintenance billings from December 2022 and January 2023. For the nine months ended September 30, 2023, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December 2022 billings and unfavorable changes in FX translation rates being mostly offset by the impact of the high concentration of billings in the first quarter of 2023.

For the MIS segment, the changes in the deferred revenue balance during the three and nine months ended September 30, 2023 were primarily related to the significant portion of contract renewals that occurred during the first quarter of 2023 and are generally recognized over a one year period.
Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2023 as well as amounts not yet invoiced to customers as of September 30, 2023, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.1 billion. The Company expects to recognize into revenue approximately 65% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $91 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission from the amounts stated above relating to unsatisfied performance obligations for contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation cost	$46	$46	$143	$130
Tax benefit	$10	$10	$32	$30
In April 2023, stockholders approved an amendment to the 2001 Plan increasing the number of shares of Common Stock authorized for issuance by 4.0 million. This results in the 2001 Plan now permitting for the grant of up to 54.6 million shares, of which not more than 10.7 million shares are available for grants of awards other than stock options. During the first nine months of 2023, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $95.66 per share. The Company also granted 0.6 million shares of restricted stock in the first nine months of 2023, which had a weighted average grant date fair value of $296.05 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $287.70 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2023:

Expected dividend yield	1.04%
Expected stock volatility	29%
Risk-free interest rate	4.18%
Expected holding period	5.8 years
Unrecognized stock-based compensation expense at September 30, 2023 was $12 million and $261 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 2.5 years, respectively. Additionally, there was $29 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2023	2022
Exercise of stock options:
Proceeds from stock option exercises	$26	$6
Aggregate intrinsic value	$48	$7
Tax benefit realized upon exercise	$11	$2
Number of shares exercised (1)	0.2	—
Vesting of restricted stock:
Fair value of shares vested	$154	$174
Tax benefit realized upon vesting	$36	$41
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$24	$50
Tax benefit realized upon vesting	$3	$7
Number of shares vested	0.1	0.2
(1) The number of options exercised in 2022 was approximately 41 thousand.

NOTE 4. INCOME TAXES
Moody’s ETR was 19.9% and 20.5% for the three months ended September 30, 2023 and 2022, respectively; the difference was primarily driven by return-to-accrual adjustments recorded during the current period. Furthermore, Moody’s ETR for the nine months ended September 30, 2023 and 2022 was 14.6% and 21.3%, respectively. The 6.7% decrease in the ETR for the nine months ended September 30, 2023 compared to the same period in the prior year was primarily due to tax benefits recognized in the first quarter of 2023, which reflect the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions. The Company’s year-to-date provision for income taxes differs from the tax computed by applying its estimated annual effective tax rate to the pre-tax earnings primarily due to the following items recognized in 2023: i) benefits of $116 million related to the resolutions of UTPs; and ii) excess tax benefits from stock-based compensation of $13 million.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income (expense), net. The Company had an increase in its UTPs of $5 million ($4 million, net of federal tax) during the third quarter of 2023 and a decrease in its UTPs of $114 million ($115 million, net of federal tax) during the nine months of 2023.

Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2019 through 2020 are currently under examination and 2021 through 2022 remain open to examination. The Company’s New York City tax returns for 2015 through 2019 are currently under examination. The Company’s U.K. tax returns for 2017 through 2021 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2023	2022
Income taxes paid	$213	$394
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

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Basic	183.3	183.2	183.4	184.1
Dilutive effect of shares issuable under stock-based compensation plans	0.7	0.7	0.7	0.8
Diluted	184.0	183.9	184.1	184.9
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.5	0.5	0.4
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2023 and 2022.

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

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2023
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,039	$—	$1,039	$961	$73	$5
Mutual funds	$88	$5	$93	$—	$—	$93

	As of December 31, 2022
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$914	$—	$914	$808	$90	$16
Mutual funds	$71	$—	$71	$—	$—	$71
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both September 30, 2023 and December 31, 2022. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 15 months at September 30, 2023 and 13 months to 24 months at December 31, 2022. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI). As of September 30, 2023 and December 31, 2022, the contract value of the COLI was $46 million and $40 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		As of September 30, 2023		As of December 31, 2022
Hedged Item	Nature of Swap	Notional Amount	Floating Interest Rate (1)	Notional Amount	Floating Interest Rate
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	SOFR	$500	3-month LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	SOFR	300	6-month LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	SOFR	400	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	SOFR	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	SOFR	250	SOFR
Total		$2,550		$2,550
(1) Contractual terms of instruments using the 3-month or 6-month LIBOR at December 31, 2022 were modified to the SOFR reference rate in the first quarter of 2023.
Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Interest expense, net		$(66)	$(58)	$(185)	$(166)

Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(25)	$(4)	$(64)	$5
Fair value changes on interest rate swaps	Interest expense, net	$(35)	$(95)	$(35)	$(227)
Fair value changes on hedged debt	Interest expense, net	$35	$95	$35	$227

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

September 30, 2023
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
As of September 30, 2023 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,
2026	€450
2027	€531
2028	€588
2029	€373
2031	€481
2032	€480
Total	€2,903

The following tables provide information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Cross currency swaps	$63	$131	$—	$—	$13	$17
Long-term debt	30	62	—	—	—	—
Total net investment hedges	$93	$193	$—	$—	$13	$17
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$—	$—	$—
Total cash flow hedges	$—	$—	$(1)	$—	$—	$—
Total	$93	$193	$(1)	$—	$13	$17

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Cross currency swaps	$—	$273	$—	$—	$43	$38
Long-term debt	8	148	—	—	—	—
Total net investment hedges	$8	$421	$—	$—	$43	$38
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$1	$—	$—	$—
Interest rate contracts	—	—	(2)	(1)	—	—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$8	$421	$(1)	$(1)	$43	$38

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2023	December 31, 2022
Net investment hedges
Cross currency swaps	$118	$118
FX forwards	29	29
Long-term debt	46	38
Total net investment hedges	$193	$185
Cash flow hedges
Interest rate contracts	$(45)	$(47)
Cross currency swaps	1	2
Total cash flow hedges	(44)	(45)
Total net gain in AOCL	$149	$140

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through August 2024.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2023				December 31, 2022
Notional amount of currency pair:	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$486		£378		$170		£146
Contracts to sell USD for Japanese yen		$15		¥2,000		$24		¥3,500
Contracts to sell USD for Canadian dollars		$146	C$	195		$87	C$	120
Contracts to sell USD for Singapore dollars		$61	S$	82		$50	S$	70
Contracts to sell USD for euros		$98		€90		$116		€115
Contracts to sell USD for Indian rupee		$23	₹	1,900		$19	₹	1,600
Contracts to sell euros for USD		€—		$—		€85		$89
Contracts to sell AUD for USD	A$	5		$8	A$	—		$—

NOTE: € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar
Total Return Swaps
Beginning in the second quarter of 2023, the Company entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at September 30, 2023 and related gains in the three and nine months ended September 30, 2023 were not material. The notional amount of the total return swaps as of September 30, 2023 was $52 million.
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
FX forwards	Other non-operating income, net	$(25)	$(46)	$(10)	$(103)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$27	$27
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	19
Total assets		$27	$46
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$78	$78
Interest rate swaps designated as fair value hedges	Other liabilities	273	239
Total derivatives designated as accounting hedges		351	317
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,323	1,334
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	32	2
Total liabilities		$1,706	$1,653

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (1)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	(9)	—	(9)	(2)	—	(2)	(11)	—	(11)
Ending balance	$5,555	$(12)	$5,543	$288	$—	$288	$5,843	$(12)	$5,831

	Year Ended December 31, 2022
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,615	$(12)	$5,603	$396	$—	$396	$6,011	$(12)	$5,999
Additions/ adjustments (2)	88	—	88	4	—	4	92	—	92
Foreign currency translation adjustments	(229)	—	(229)	(23)	—	(23)	(252)	—	(252)
Ending balance	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
(1) The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.
(2) The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022.

Acquired intangible assets and related amortization consisted of:

	September 30, 2023	December 31, 2022
Customer relationships	$2,021	$2,024
Accumulated amortization	(520)	(453)
Net customer relationships	1,501	1,571
Software/product technology	659	661
Accumulated amortization	(338)	(283)
Net software/product technology	321	378
Database	178	178
Accumulated amortization	(78)	(64)
Net database	100	114
Trade names	196	197
Accumulated amortization	(68)	(58)
Net trade names	128	139
Other (1)	52	52
Accumulated amortization	(44)	(44)
Net other	8	8
Total acquired intangible assets, net	$2,058	$2,210
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$49	$48	$150	$150

NOTE 10. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved the 2022 - 2023 Geolocation Restructuring Program. The Company estimates that the program will result in annualized savings of $145 million to $165 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. The exit from certain leased office spaces began in the fourth quarter of 2022 and is expected to result in $55 million to $65 million of total pre-tax charges from vacating the affected office spaces, a large portion of which Moody's intends to sublease. The program is also expected to include a total of $130 million to $140 million of pre-tax personnel-related restructuring charges, an amount that includes severance costs, expense related to the modification of equity awards, and related costs primarily determined under the Company’s existing severance plans. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is expected to be substantially complete by the end of 2023. Cash outlays associated with this program, which primarily relate to personnel-related costs, are expected to be $130 million to $140 million, which are expected to be paid through 2024.

Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended September 30,
	2023			2022
	Employee Termination Costs	Real Estate Related Costs (1)	Total	Employee Termination Costs (1)	Real Estate Related Costs	Total
2022 - 2023 Geolocation Restructuring Program	$17	$10	$27	$1	$—	$1
Total Restructuring	$17	$10	$27	$1	$—	$1

	Nine months ended September 30,
	2023			2022
	Employee Termination Costs	Real Estate Related Costs (1)	Total	Employee Termination Costs	Real Estate Related Costs	Total
2020 MA Strategic Reorganization Restructuring Program	$—	$—	$—	$(1)	$—	$(1)
2022 - 2023 Geolocation Restructuring Program	39	12	51	33	—	33
Total Restructuring	$39	$12	$51	$32	$—	$32
(1)Primarily includes ROU Asset impairment charges for the three and nine months ended September 30, 2023. The fair value of the impaired asset was determined by utilizing the present value of the estimated future cash flows attributable to the asset. The fair value of the asset subsequent to the impairment was $4 million.
Changes to the restructuring liability for the aforementioned restructuring programs during the first nine months of 2023 were as follows:

Balance as of December 31, 2022	$65
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	39
Cash payments and adjustments	(70)
Balance as of September 30, 2023	$34

Cumulative expense incurred through September 30, 2023	Employee Termination Costs	Real Estate Related Costs	Other Costs	Total
2022 - 2023 Geolocation Restructuring Program	$124	$39	$1	$164

NOTE 11. FAIR VALUE
The table below presents information about items that are carried at fair value at September 30, 2023 and December 31, 2022:

	Fair Value Measurement as of September 30, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$27	$—	$27
Money market funds/mutual funds	107	107	—
Total	$134	$107	$27
Liabilities:
Derivatives (1)	$383	$—	$383
Total	$383	$—	$383

	Fair Value Measurement as of December 31, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$46	$—	$46
Mutual funds	71	71	—
Total	$117	$71	$46
Liabilities:
Derivatives (1)	$319	$—	$319
Total	$319	$—	$319
(1) Represents fair value of certain derivative contracts as more fully described in Note 8 to the consolidated financial statements.
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2023	December 31, 2022
Other current assets:
Prepaid taxes	$125	$235
Prepaid expenses	137	119
Capitalized costs to obtain and fulfill sales contracts	107	106
Foreign exchange forwards on certain assets and liabilities	—	19
Interest receivable on interest rate and cross currency swaps	50	74
Other	26	30
Total other current assets	$445	$583

Other assets:
Investments in non-consolidated affiliates	$521	$517
Deposits for real-estate leases	14	15
Indemnification assets related to acquisitions	109	110
Mutual funds and fixed deposits	98	87
Company owned life insurance (at contract value)	46	40
Costs to obtain sales contracts	178	171
Derivative instruments designated as accounting hedges	27	27
Pension and other retirement employee benefits	40	40
Other	97	85
Total other assets	$1,130	$1,092

Accounts payable and accrued liabilities:
Salaries and benefits	$108	$104
Incentive compensation	244	276
Customer credits, advanced payments and advanced billings	89	102
Dividends	20	6
Professional service fees	58	49
Accrued interest	47	93
Accounts payable	41	52
Income taxes	96	86
Pension and other retirement employee benefits	7	7
Accrued royalties	22	23
Foreign exchange forwards on certain assets and liabilities	32	2
Restructuring liability	34	65
Interest payable on interest rate and cross currency swaps	50	51
Other	90	95
Total accounts payable and accrued liabilities	$938	$1,011

	September 30, 2023	December 31, 2022
Other liabilities:
Pension and other retirement employee benefits	$180	$189
Interest accrued on UTPs	34	47
MAKS indemnification provisions	19	23
Income tax liability - non-current portion	15	48
Derivative instruments designated as accounting hedges	351	317
Other	48	50
Total other liabilities	$647	$674
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	September 30, 2023	December 31, 2022
Equity method investments (1)	$189	$187
Investments measured using the measurement alternative (2)	325	325
Other	7	5
Total investments in non-consolidated affiliates	$521	$517
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FX gain (loss) (1)	$2	$13	$(29)	$(9)
Net periodic pension costs - other components	8	6	26	18
Income from investments in non-consolidated affiliates	9	10	12	14
Gain (loss) on investments	—	(3)	11	(19)
Other (2)	(1)	—	11	18
Total	$18	$26	$31	$22
(1) The amount for the nine months ended September 30, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year. The amount for the nine months ended September 30, 2022 includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
(2) The amount for the nine months ended September 30, 2023 reflects a benefit of $9 million related to the favorable resolutions of various tax matters. The amount for the nine months ended September 30, 2022 reflects an $11 million benefit from a statute of limitations lapse relating to reserves established pursuant to the divestiture of MAKS.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides details about the reclassifications out of AOCL:

	Three Months Ended September 30,		Location in the consolidated statements of operations
Losses on cash flow hedges	2023	2022
Interest rate contract	(1)	(1)	Other non-operating income, net
Income tax effect of item above	—	1	Provision for income taxes
Total net losses on cash flow hedges	(1)	—
Pension and other retirement benefits
Amortization of actuarial gains/prior service credits and settlement credit included in net income	1	(1)	Other non-operating income, net
Total pension and other retirement benefits	1	(1)
Total net losses included in Net Income attributable to reclassifications out of AOCL	$—	$(1)

	Nine Months Ended September 30,		Location in the consolidated statements of operations
Losses on currency translation adjustments	2023	2022
Foreign currency translation adjustments - reclassification of losses included in net income	$—	$(20)	Other non-operating income, net
Total losses on currency translation adjustments	—	(20)
Losses on cash flow hedges
Interest rate contract	(2)	(2)	Other non-operating income, net
Income tax effect of item above	1	1	Provision for income taxes
Total net losses on cash flow hedges	(1)	(1)
Pension and other retirement benefits
Amortization of actuarial gains/prior service credits and settlement credit included in net income	3	(2)	Other non-operating income, net
Income tax effect of item above	(1)	—	Provision for income taxes
Total pension and other retirement benefits	2	(2)
Total net gains (losses) included in Net Income attributable to reclassifications out of AOCL	$1	$(23)
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended September 30,
	2023					2022
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at June 30,	$(48)	$(45)	$(577)	$100	$(570)	$(46)	$(46)	$(756)	$249	$(599)
Other comprehensive income/(loss) before reclassifications	1	—	(176)	93	(82)	—	—	(343)	193	(150)
Amounts reclassified from AOCL	(1)	1	—	—	—	1	—	—	—	1
Other comprehensive income/(loss)	—	1	(176)	93	(82)	1	—	(343)	193	(149)
Balance at September 30,	$(48)	$(44)	$(753)	$193	$(652)	$(45)	$(46)	$(1,099)	$442	$(748)

	Nine Months Ended September 30,
	2023					2022
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(47)	$(45)	$(736)	$185	$(643)	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income/(loss) before reclassifications	1	—	(17)	8	(8)	2	—	(784)	421	(361)
Amounts reclassified from AOCL	(2)	1	—	—	(1)	2	1	20	—	23
Other comprehensive income/(loss)	(1)	1	(17)	8	(9)	4	1	(764)	421	(338)
Balance at September 30,	$(48)	$(44)	$(753)	$193	$(652)	$(45)	$(46)	$(1,099)	$442	$(748)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(46)	$3	$(4)	$553
1.75% 2015 Senior Notes, due 2027	529	—	—	(1)	528
3.25% 2017 Senior Notes, due 2028	500	(37)	(2)	(2)	459
4.25% 2018 Senior Notes, due 2029	400	(49)	(2)	(2)	347
4.875% 2018 Senior Notes, due 2048	400	(48)	(6)	(3)	343
0.950% 2019 Senior Notes, due 2030	794	—	(2)	(4)	788
3.75% 2020 Senior Notes, due 2025	700	(22)	—	(2)	676
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(56)	(8)	(5)	431
4.25% 2022 Senior Notes, due 2032	500	(16)	(2)	(4)	478
Total long-term debt	$7,223	$(274)	$(51)	$(47)	$6,851

December 31, 2022
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(4)	557
1.75% 2015 Senior Notes, due 2027	534	—	—	(2)	532
3.25% 2017 Senior Notes, due 2028	500	(37)	(3)	(2)	458
4.25% 2018 Senior Notes, due 2029	400	(42)	(2)	(2)	354
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	800	—	(2)	(4)	794
3.75% 2020 Senior Notes, due 2025	700	(27)	(1)	(3)	669
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(35)	(8)	(5)	452
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total long-term debt	$7,734	$(239)	$(55)	$(51)	$7,389
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
Notes Payable
In the first nine months of 2023, the Company fully repaid $500 million of the 2013 Senior Notes due 2024.

At September 30, 2023, the Company was in compliance with all covenants contained within all of the debt agreements. All the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2023, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2023 (After September 30,)	$—
2024	—
2025	700
2026	—
2027	529
Thereafter	5,994
Total	$7,223
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income	$19	$5	$44	$9
Expense on borrowings(1)	(75)	(54)	(220)	(152)
Income (expense) on UTPs and other tax related liabilities(2)	(4)	(5)	10	(11)
Net periodic pension costs - interest component	(6)	(4)	(19)	(12)
Interest expense, net	$(66)	$(58)	$(185)	$(166)
Interest paid(3)	$87	$77	$230	$167
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 8.
(2) The amount for the nine months ended September 30, 2023 reflects a $22 million reduction of tax-related interest expense primarily related to the resolutions of outstanding tax matters.
(3) Interest paid includes net settlements on interest rate swaps, which are more fully discussed in Note 8.
The fair value and carrying value of the Company’s debt as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$6,851	$5,844	$7,389	$6,564
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$23	$25	$70	$77
Sublease income	(1)	(2)	(5)	(6)
Variable lease cost	6	5	16	15
Total lease cost	$28	$28	$81	$86
During the three and nine months ended September 30, 2023, the Company recorded charges of $10 million and $12 million, respectively, related to the exit of certain real estate leases. The charges were primarily related to ROU asset impairment and were recorded within restructuring expense in the consolidated statements of operations. Refer to Note 10 for further details.
The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$29	$90	$89
Right-of-use assets obtained in exchange for new operating lease liabilities	$1	$1	$25	$31

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term	4.6 years	5.1 years
Weighted-average discount rate applied to operating leases	3.2%	3.1%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2023:

Year Ending December 31,	Operating Leases
2023 (After September 30,)	$29
2024	115
2025	103
2026	84
2027	68
After 2027	53
Total lease payments (undiscounted)	452
Less: Interest	31
Present value of lease liabilities:	$421
Lease liabilities - current	$105
Lease liabilities - noncurrent	$316

NOTE 16. CONTINGENCIES
Given the nature of the Company's activities, Moody’s is subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and, in particular, MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. MIS is responding to SEC requests for documents and information in connection with an investigation of MIS’s compliance with record preservation requirements relating to certain business communications sent over electronic messaging channels that have not been approved by MIS. The SEC is conducting similar investigations of the record preservation practices of other NRSROs and other registrants subject to record preservation requirements. Moody’s also is subject to ongoing tax audits as addressed in Note 4 to the consolidated financial statements.
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

	Three Months Ended September 30,
	2023				2022
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$776	$696	$—	$1,472	$685	$590	$—	$1,275
Intersegment revenue	3	47	(50)	—	2	43	(45)	—
Revenue	779	743	(50)	1,472	687	633	(45)	1,275
Operating, SG&A	517	348	(50)	815	479	344	(45)	778
Adjusted Operating Income	$262	$395	$—	$657	$208	$289	$—	$497
Add:
Depreciation and amortization	76	19	—	95	62	21	—	83
Restructuring	22	5	—	27	1	—	—	1
Operating Income				$535				$413

	Nine Months Ended September 30,
	2023				2022
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$2,260	$2,176	$—	$4,436	$2,055	$2,123	$—	$4,178
Intersegment revenue	10	138	(148)	—	5	129	(134)	—
Revenue	2,270	2,314	(148)	4,436	2,060	2,252	(134)	4,178
Operating, SG&A	1,584	1,034	(148)	2,470	1,423	1,038	(134)	2,327
Adjusted Operating Income	$686	$1,280	$—	$1,966	$637	$1,214	$—	$1,851
Add:
Depreciation and amortization	220	56	—	276	182	60	—	242
Restructuring	38	13	—	51	17	15	—	32
Operating Income				$1,639				$1,577
The table below shows cumulative restructuring expense incurred through September 30, 2023 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$87	$77	$164
The costs expected to be incurred related to the 2022 - 2023 Geolocation Restructuring Program are $100 million - $110 million for the MA segment and $85 million - $95 million for the MIS segment.
The restructuring program is more fully discussed in Note 10.
Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$768	$668	$2,320	$2,214
Non-U.S.:
EMEA	455	393	1,376	1,271
Asia-Pacific	145	129	442	422
Americas	104	85	298	271
Total Non-U.S.	704	607	2,116	1,964
Total	$1,472	$1,275	$4,436	$4,178

NOTE 18. SUBSEQUENT EVENT
On October 23, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share of Moody’s common stock, payable on December 15, 2023 to shareholders of record at the close of business on November 24, 2023.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 80 for a discussion of uncertainties, risks and other factors associated with these statements.
THE COMPANY
Moody’s is a global risk assessment firm that empowers organizations and investors to make better decisions. Moody’s reports activities in two segments: MA and MIS.

Provider of financial intelligence and analytical tools supporting customers’ growth, efficiency and risk management objectives	Global leader in risk assessment providing credit rating opinions, analytical solutions and insights that empower organizations to make better decisions	Independent provider of credit rating opinions and related information for over 100 years

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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances its commitment to sustainability by considering ESG factors in its operations, value chain, products and services. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants involve adhering to globally recognized standards including the GRI, SASB and TCFD recommendations. Moody’s sustainability-related achievements during 2023 included the following:
–Named 2022 CDP Supplier Engagement Leader on Climate Action for third consecutive year;
–Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders;
–Named to Bloomberg Gender-Equality Index for fourth consecutive year; and
–Ranked #1 on Forbes' Net Zero Leaders list.
The Board oversees sustainability matters via the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Audit Committee oversees financial, risk and other disclosures made in the Company’s annual and quarterly reports related to sustainability and has overseen the expanded voluntary disclosures the Company has made in its periodic filings. The Governance & Nominating Committee oversees sustainability matters, including significant issues of corporate social and environmental responsibility, as they pertain to the Company’s business and to long-term value creation for the Company and its stockholders, and makes recommendations to the Board regarding these issues. This has helped to develop the Company’s robust ESG strategy. Finally, the Compensation & Human Resources Committee oversees inclusion of sustainability-related performance goals for determining compensation of all senior executives. This oversight has resulted in the Company more fully integrating sustainability-related performance metrics into the strategic & operational compensation metric of all senior executives. The Board also oversees Moody’s policies for assessing and managing the Company's exposure to risk, including climate-related risks such as business continuity disruption and reputational or credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS.

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
Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company continues to monitor current macroeconomic and geopolitical uncertainties that have contributed to volatility in rated issuance volumes, which began in 2022 and has continued into 2023. These uncertainties include, but are not limited to: i) inflation levels; ii) higher interest rates; and iii) volatility in the global capital markets partly resulting from the ongoing military conflicts further discussed below and the failures of certain banking institutions in the first half of 2023. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. While market volatility has resulted in suppressed rated issuance volumes in certain sectors, the Company believes that these suppressed volumes are predominantly transitory in nature. However, due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future rated issuance volumes. Refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022 for further disclosure relating to these risks.
Military Conflicts
The Company continues to closely monitor the impact of the ongoing Russia-Ukraine military conflict, and more recently is monitoring the military conflict in Israel and surrounding areas on all aspects of its business. In response to the Russia-Ukraine military conflict, the Company is no longer conducting commercial operations in Russia for both MA and MIS and is complying with all applicable regulatory restrictions set forth by authorities in the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's Russian and Israeli operations and net assets are not material, broader global market volatility, which partially relates to uncertainties surrounding these military conflicts, has contributed and may continue to contribute to volatility in rated issuance volumes. This impact to rated issuance volumes is more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that these military conflicts may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of military conflicts and their broader potential macroeconomic impact.
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2022, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures.
Reportable Segments
The Company is organized into two reportable segments as of September 30, 2023: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 17 to the consolidated financial statements.

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
Three months ended September 30, 2023 compared with three months ended September 30, 2022
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended September 30, 2023. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2023	2022	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,472	$1,275	15%		— reflects growth in both segments
MA external revenue	$776	$685	13%		— ongoing strong retention and new sales for ratings data feeds and credit research; — continued growth from SaaS-based banking offerings; and — sustained demand for KYC solutions
MIS external revenue	$696	$590	18%		— reflects strong growth in rated issuance volumes across all ratings LOBs excluding SFG compared to suppressed issuance activity in the prior year
Total operating and SG&A expenses	$815	$778	(5%)
— higher salaries and benefits primarily reflecting hiring and salary increases in MA to support business growth; and
— higher incentive compensation accruals aligned with actual/expected financial and operating performance

Depreciation and amortization	$95	$83	(14%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$27	$1	NM		— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 10 to the consolidated financial statements
Total non-operating (expense) income, net	$(48)	$(32)	(50%)
Expense growth primarily due to:
— higher realized losses of $21 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the consolidated financial statements); and
 — decreases in FX gains of $11 million, partially offset by:
— higher interest income of $14 million resulting from higher cash balances and interest yields

Operating margin	36.3%	32.4%	390	BPS	— operating margin and Adjusted Operating Margin(1) growth reflects strong revenue growth outpacing an increase in operating and SG&A expenses
Adjusted Operating Margin(1)	44.6%	39.0%	560	BPS
ETR	19.9%	20.5%	60	BPS	— in line with the prior year
Diluted EPS	$2.11	$1.65	28%		— mainly reflects higher operating income and Adjusted Operating Income(1)
Adjusted Diluted EPS(1)	$2.43	$1.85	31%

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
United States	$768	$668	15%
Non-U.S.:
EMEA	455	393	16%
Asia-Pacific	145	129	12%
Americas	104	85	22%
Total Non-U.S.	704	607	16%
Total	1,472	1,275	15%
Expenses:
Operating	412	393	(5%)
SG&A	403	385	(5%)
Depreciation and amortization	95	83	(14%)
Restructuring	27	1	NM
Total	937	862	(9%)
Operating income	$535	$413	30%
Adjusted Operating Income(1)	$657	$497	32%
Interest expense, net	$(66)	$(58)	(14%)
Other non-operating income, net	18	26	(31%)
Non-operating (expense) income, net	$(48)	$(32)	(50%)

Net income attributable to Moody's	$389	$303	28%
Diluted weighted average shares outstanding	184.0	183.9	—%
Diluted EPS attributable to Moody's common shareholders	$2.11	$1.65	28%
Adjusted Diluted EPS(1)	$2.43	$1.85	31%
Operating margin	36.3%	32.4%
Adjusted Operating Margin(1)	44.6%	39.0%
Effective tax rate	19.9%	20.5%
The table below shows Moody’s global staffing by geographic area:

		September 30,		Change
		2023	2022	%
MA	U.S.	3,060	2,830	8%
	Non-U.S.	4,823	4,294	12%
	Total	7,883	7,124	11%
MIS	U.S.	1,470	1,576	(7%)
	Non-U.S.	3,782	4,043	(6%)
	Total	5,252	5,619	(7%)
MSS	U.S.	718	785	(9%)
	Non-U.S.	1,165	1,043	12%
	Total	1,883	1,828	3%
Total MCO	U.S.	5,248	5,191	1%
	Non-U.S.	9,770	9,380	4%
	Total	15,018	14,571	3%

GLOBAL REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

Global revenue ⇑ $197 million	U.S. Revenue ⇑ $100 million	Non-U.S. Revenue ⇑ $97 million
The increase in global revenue reflected growth in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Third Quarter Operating Expense ⇑ $19 million	Third Quarter SG&A Expense ⇑ $18 million
--------- ---------

Compensation expenses increased $21 million reflecting:	Compensation expenses increased $22 million reflecting:
— approximately 50% of the increase is attributable to higher incentive compensation accruals, which aligns with actual/projected financial and operating performance; and	— approximately 60% of the increase is attributable to higher salaries and benefits primarily reflecting hiring and salary increases in MA to support continued growth in the business; and
— approximately 40% of the increase is attributable to higher salaries and benefits, primarily reflecting hiring and salary increases in MA to support continued growth in the business.	— approximately 30% of the increase is attributable to higher incentive compensation accruals, which aligns with actual/projected financial and operating performance.
Non-compensation expenses decreased $4 million reflecting:
— ongoing cost control initiatives

Depreciation and amortization
The increase is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The restructuring charge in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the consolidated financial statements.

Operating margin 36.3%, up 390 BPS	Adjusted Operating Margin(1) 44.6%, up 560 BPS
Both operating margin and Adjusted Operating Margin(1) expanded with strong revenue growth outpacing an increase in operating and SG&A expenses.

Interest Expense, net ⇑ $8 million	Other non-operating income ⇓ $8 million

Increase in expense is primarily due to:	Decrease in income is primarily due to:
— higher realized losses of $21 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the consolidated financial statements); partially offset by
— decrease in FX gains of $11 million.
— higher interest income of $14 million reflecting higher cash balances and interest yields.

ETR ⇓ 60 BPS
The ETR was generally in line with the prior year.

Diluted EPS ⇑ $0.46	Adjusted Diluted EPS(1) ⇑ $0.58
Diluted EPS and Adjusted Diluted EPS(1) increased mainly due to higher operating income and Adjusted Operating Income(1), respectively, the components of which are more fully described above.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Decision Solutions (DS)	$354	$308	15%
Research and Insights (R&I)	222	201	10%
Data and Information (D&I)	200	176	14%
Total external revenue	776	685	13%
Intersegment revenue	3	2	50%
Total MA revenue	779	687	13%
Expenses:
Operating and SG&A (external)	470	436	(8%)
Operating and SG&A (intersegment)	47	43	(9%)
Total operating and SG&A	517	479	(8%)
Adjusted Operating Income	$262	$208	26%
Adjusted Operating Margin	33.6%	30.3%

Depreciation and amortization	76	62	(23%)
Restructuring	22	1	NM
MOODY'S ANALYTICS REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $91 million	U.S. Revenue ⇑ $34 million	Non-U.S. Revenue ⇑ $57 million
The 13% increase in global MA revenue reflects growth both in the U.S. (11%) and internationally (15%).
–Constant currency revenue(1) growth was 11%, reflecting increases across all LOBs.
–ARR(2) increased 10% reflecting strong growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $46 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇑ $22 million
Global DS revenue for the three months ended September 30, 2023 and 2022 was comprised as follows:
Global DS revenue grew 15% compared to the third quarter of 2022 and reflects increases in both the U.S. (20%) and internationally (12%).
The most notable drivers of the growth reflect:
–growth across banking offerings following Moody's investments in SaaS-based solutions for lending, risk management and finance workflows, which resulted in ARR(2) growth of 10%;
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage which also drove ARR(2) growth of 18% for these solutions; and
–growth in subscription-based revenue for actuarial modeling and regulatory reporting solutions which resulted in ARR(2) increasing by 8%.
Changes in foreign currency translation rates favorably impacted DS revenue by 2%.
Constant currency revenue(1) growth was 13%.
The aforementioned revenue growth drivers also resulted in overall ARR(2) growth of 11% for DS.

RESEARCH AND INSIGHTS REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $21 million	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇑ $17 million
Global R&I revenue increased 10% compared to the third quarter of 2022 and reflects growth in both the U.S. (3%) and internationally (21%). This growth was mainly driven by demand for credit research, analytics and models, which also contributed to R&I ARR(2) growth of 8%.
DATA AND INFORMATION REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $24 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $18 million
Global D&I revenue increased 14% compared to the third quarter of 2022 and reflects growth in both the U.S. (10%) and internationally (16%), mainly driven by:
–strong retention and new sales for ratings feeds coupled with higher pricing realization; and
–continued demand for company data.
Changes in foreign currency translation rates favorably impacted D&I revenue by 5%.
Constant currency revenue(1) growth was 9%.
The aforementioned revenue growth factors also contributed to ARR(2) growth of 10% for D&I.

MA: Third Quarter Operating and SG&A Expense ⇑ $34 million
The increase in operating and SG&A expenses compared to the third quarter of 2022 reflects growth in both compensation and non-compensation costs of $26 million and $8 million, respectively. The most notable drivers of these changes were:

Compensation costs	Non-compensation costs
Notable drivers of expense growth:	Notable drivers of expense growth:
— the majority of the growth relates to higher salaries and benefits resulting from headcount growth and annual salary increases.	— approximately 60% of the increase reflects higher costs to support strategic investments in technology, innovation and product development; and
— approximately 40% of the increase reflects higher travel and entertainment costs correlated with business growth.

MA: Adjusted Operating Margin 33.6% ⇑ 330 BPS
The Adjusted Operating Margin expansion for MA is primarily due to the 13% increase in global MA revenue, partially offset by increases in operating and SG&A expenses of 8%.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring Charge
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Corporate finance (CFG)	$346	$277	25%
Structured finance (SFG)	102	101	1%
Financial institutions (FIG)	126	109	16%
Public, project and infrastructure finance (PPIF)	115	92	25%
Total ratings revenue	689	579	19%
MIS Other	7	11	(36%)
Total external revenue	696	590	18%
Intersegment revenue	47	43	9%
Total MIS revenue	743	633	17%
Expenses:
Operating and SG&A (external)	345	342	(1%)
Operating and SG&A (intersegment)	3	2	(50%)
Total operating and SG&A	348	344	(1%)

Adjusted Operating Income	$395	$289	37%
Adjusted Operating Margin	53.2%	45.7%

Depreciation and amortization	19	21	10%
Restructuring	5	—	NM
The following chart presents changes in rated issuance volumes compared to the third quarter of 2022. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $106 million	U.S. Revenue ⇑ $66 million	Non-U.S. Revenue ⇑ $40 million
The increase in global MIS revenue primarily reflects growth in rated issuance volumes across all ratings LOBs excluding SFG compared to suppressed issuance activity in the prior year.

CFG REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $69 million	U.S. Revenue ⇑ $54 million	Non-U.S. Revenue ⇑ $15 million

Global CFG revenue for the three months ended September 30, 2023 and 2022 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 25% reflects increases in both U.S. (29%) and internationally (17%).
Transaction revenue increased $63 million compared to the same period in the prior year, with the most notable drivers of the growth reflecting:
–higher leveraged loan refinancing activity compared to suppressed rated issuance volumes in the prior year, including issuance to support leveraged buy-out / M&A activity; and
–higher speculative-grade rated issuance volumes compared to suppressed issuance in the prior year, which resulted from market volatility in 2022 relating to macroeconomic uncertainties, rising borrowing costs and the Russia/Ukraine military conflict.
SFG REVENUE

Three months ended September 30,
2023---------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $1 million	U.S. Revenue ⇓ $4 million	Non-U.S. Revenue ⇑ $5 million

Global SFG revenue for the three months ended September 30, 2023 and 2022 was comprised as follows:
SFG revenue was broadly in line with prior year and reflected declines in the U.S. (6%) offset by an increase internationally (16%).
Transaction revenue decreased $3 million compared to the third quarter of 2022.
SFG revenue continues to be suppressed by lower securitization activity resulting from higher credit spreads and market volatility given ongoing geopolitical and macroeconomic uncertainties.

FIG REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $17 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $12 million
Global FIG revenue for the three months ended September 30, 2023 and 2022 was comprised as follows:

The increase in FIG revenue of 16% reflected revenue growth in both the U.S. (11%) and internationally (19%).
Transaction revenue increased $11 million compared to the third quarter of 2022.
The growth primarily reflects:
– an increase in banking revenue on issuance growth against a weak comparative period; and
– a favorable product mix from infrequent bank issuers.
Changes in foreign currency translation favorably impacted FIG revenue by 2%.
Constant currency revenue(1) growth was 14%.
PPIF REVENUE

Three months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $23 million	U.S. Revenue ⇑ $12 million	Non-U.S. Revenue ⇑ 11 million
Global PPIF revenue for the three months ended September 30, 2023 and 2022 was comprised as follows:
Transaction revenue increased $21 million compared to the third quarter of 2022.
The increase in PPIF revenue of 25% reflected growth in both the U.S. (21%) and internationally (31%).
The main driver of the growth was an increase in project and infrastructure finance activity both in the U.S. and internationally compared to suppressed issuance in the prior year.

MIS: Third Quarter Operating and SG&A Expense ⇑ $3 million
The modest increase is primarily due to higher compensation costs of $17 million, partially offset by a $14 million decrease in non-compensation expenses. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
Notable driver of expense growth:	Notable driver of decline in expense:
— higher incentive compensation accruals, which aligns with actual and projected financial and operating performance.	— mainly relates to ongoing cost control initiatives

MIS: Adjusted Operating Margin 53.2% ⇑ 750 BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 18% increase in revenue.

Restructuring Charge
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program, as more fully discussed in Note 10 to the consolidated financial statements.

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022
Executive Summary
–The following table provides an executive summary of key operating results for the nine months ended September 30, 2023. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2023	2022	% Change	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$4,436	$4,178	6%	— reflects growth in both segments
MA external revenue	$2,260	$2,055	10%
— sustained demand for KYC solutions, as well as continued growth from SaaS-based banking offerings;
— elevated usage and demand for credit and economic research; and
— ongoing strong retention for ratings data feeds

MIS external revenue	$2,176	$2,123	2%
— increased investment-grade/speculative-grade corporate debt issuance coupled with higher infrastructure finance issuance relative to suppressed activity in the prior year; and
— increases in banking-related revenue mainly due to a favorable product mix from infrequent issuers; partially offset by:
— declines across most asset classes in SFG reflecting a decrease in securitization activity amidst capital market volatility

Total operating and SG&A expenses	$2,470	$2,327	(6%)
— higher incentive compensation accruals and performance-based equity compensation aligned with actual/expected financial and operating performance; and
— higher salaries and benefits primarily reflecting hiring and salary increases in MA to support business growth

Depreciation and amortization	$276	$242	(14%)	— higher amortization relating to internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$51	$32	(59%)	— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 10 to the consolidated financial statements
Total non-operating (expense) income, net	$(154)	$(144)	(7%)
— higher realized losses of $69 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the consolidated financial statements); and
— a $20 million net increase in foreign exchange losses recorded during the year; partially offset by:
— an increase in interest income of $35 million related to higher cash balances and interest yields;
— higher gains on certain of the Company's investments of $30 million; and
— a $22 million benefit related to the resolutions of tax matters in the first quarter of 2023

Operating margin	36.9%	37.7%	(80 BPS)
— operating margin decline is primarily due to the increase in operating, SG&A, D&A and restructuring costs outpacing revenue growth
— Adjusted Operating Margin(1) was flat, with revenue growth offset by an increase in operating and SG&A costs

Adjusted Operating Margin(1)	44.3%	44.3%	— BPS
ETR	14.6%	21.3%	670 BPS	— lower ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$6.88	$6.10	13%
— increase includes a $0.75/share benefit related to the resolutions of tax matters in the first quarter of 2023, compared to $0.12/share for similar matters in the first quarter of 2022, coupled with growth in operating income/Adjusted Operating Income(1)

Adjusted Diluted EPS(1)	$7.71	$6.96	11%

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
United States	$2,320	$2,214	5%
Non-U.S.:
EMEA	1,376	1,271	8%
Asia-Pacific	442	422	5%
Americas	298	271	10%
Total Non-U.S.	2,116	1,964	8%
Total	4,436	4,178	6%
Expenses:
Operating	1,266	1,203	(5%)
SG&A	1,204	1,124	(7%)
Depreciation and amortization	276	242	(14%)
Restructuring	51	32	(59%)
Total	2,797	2,601	(8%)
Operating income	1,639	1,577	4%
Adjusted Operating Income (1)	1,966	1,851	6%
Interest expense, net	(185)	(166)	(11%)
Other non-operating income, net	31	22	41%
Non-operating (expense) income, net	(154)	(144)	(7%)

Net income attributable to Moody’s	$1,267	$1,128	12%
Diluted weighted average shares outstanding	184.1	184.9	—%
Diluted EPS attributable to Moody’s common shareholders	$6.88	$6.10	13%
Adjusted Diluted EPS (1)	$7.71	$6.96	11%
Operating margin	36.9%	37.7%
Adjusted Operating Margin (1)	44.3%	44.3%
Effective tax rate	14.6%	21.3%
GLOBAL REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

Global revenue ⇑ $258 million	U.S. Revenue ⇑ $106 million	Non-U.S. Revenue ⇑ $152 million

Growth in global revenue reflected growth in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $63 million	YTD SG&A Expense ⇑ $80 million
------------------------------------

Compensation expenses increased $50 million reflecting:	Compensation expenses increased $81 million reflecting:
— approximately 70% of the increase is attributable to higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance.

— approximately 55% of the increase is attributable to higher incentive compensation accruals and performance-based equity compensation, which aligns with actual/projected financial and operating performance; and

— approximately 30% of the increase is attributable to higher salaries primarily relating to hiring and salary increases in MA to support continued growth in the business.
Non-compensation expenses increased $13 million reflecting:
— approximately 90% of the increase is attributable to higher costs to support strategic investments in technology, innovation and product development.

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The restructuring charge in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program, as more fully discussed in Note 10 to the consolidated financial statements.

Operating margin 36.9%, down 80 BPS	Adjusted Operating Margin(1) 44.3%, flat compared to prior year
Operating margin decline is primarily due to the aforementioned increase in operating, SG&A, D&A and restructuring expenses outpacing revenue growth.
Adjusted Operating Margin(1) was flat, with revenue growth offset by an increase in operating and SG&A expenses.

Interest Expense, net ⇑ $19 million	Other non-operating income ⇑ $9 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— higher realized losses of $69 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 8 to the consolidated financial statements); partially offset by
— higher gains on certain of the Company's investments of $30 million; partially offset by
— higher interest income of $35 million reflecting higher cash balances and interest yields; and
— A $20 million net increase in foreign currency losses mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year, partially offset by foreign currency translation losses reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.

— a $22 million benefit related to the resolutions of tax matters in the first quarter of 2023.

ETR ⇓ 670 BPS
The decrease in ETR primarily reflects the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions in the first quarter of 2023, which resulted in a decrease to the provision for income taxes of $113 million.

Diluted EPS ⇑ $0.78	Adjusted Diluted EPS(1) ⇑ $0.75
Both diluted EPS and Adjusted Diluted EPS(1) growth includes a $0.75/share benefit related to the resolutions of tax matters in the first quarter of 2023, compared to $0.12/share for similar matters in the first quarter of 2022. This is coupled with growth in operating income and Adjusted Operating Income(1), respectively, the components of which are more fully described above. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for items excluded in the derivation of Adjusted Diluted EPS(1).

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Decision Solutions (DS)	$1,022	$916	12%
Research and Insights (R&I)	654	607	8%
Data and Information (D&I)	584	532	10%
Total external revenue	2,260	2,055	10%
Intersegment revenue	10	5	100%
Total MA Revenue	2,270	2,060	10%
Expenses:
Operating and SG&A (external)	1,446	1,294	(12%)
Operating and SG&A (intersegment)	138	129	(7%)
Total operating and SG&A expense	1,584	1,423	(11%)
Adjusted Operating Income	$686	$637	8%
Adjusted Operating Margin	30.2%	30.9%

Depreciation and amortization	220	182	(21%)
Restructuring	38	17	(124%)
MOODY'S ANALYTICS REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $205 million	U.S. Revenue ⇑ $78 million	Non-U.S. Revenue ⇑ $127 million
The 10% increase in global MA revenue reflects growth both in the U.S. (9%) and internationally (11%) across all LOBs.
–ARR(2) grew 10% reflecting strong growth across all LOBs.
.

DECISION SOLUTIONS REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $106 million	U.S. Revenue ⇑ $50 million	Non-U.S. Revenue ⇑ $56 million
Global DS revenue for the nine months ended September 30, 2023 and 2022 was comprised as follows:
Global DS revenue grew 12% compared to the first nine months of 2022 and reflects increases in both the U.S. (13%) and internationally (10%).
The most notable drivers of the growth reflect:
–continued demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage, which also drove ARR(2) growth of 18%;
–broad growth across banking offerings following Moody's investments in SaaS-based solutions, which also resulted in ARR(2) growth of 10%;
–growth in subscription-based revenue for actuarial modeling tools and products supporting the adoption of certain international accounting standards relating to insurance contracts which resulted in ARR(2) growth of 8%; and
–higher revenue from RMS primarily due to a reduction of revenue in 2022 pursuant to a fair value adjustment to deferred revenue previously required as part of acquisition accounting.
The aforementioned factors also contributed to overall ARR(2) growth for DS of 11%.

RESEARCH AND INSIGHTS REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $47 million	U.S. Revenue ⇑ $9 million	Non-U.S. Revenue ⇑ $38 million
Global R&I revenue increased 8% compared to the first nine months of 2022 and reflects growth in both the U.S. (3%) and internationally (15%). This growth was mainly driven by continued strong retention and demand for credit research, analytics and models, which also drove ARR(2) growth of 8%.
DATA AND INFORMATION REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $52 million	U.S. Revenue ⇑ $19 million	Non-U.S. Revenue ⇑ $33 million
Global D&I revenue increased 10% compared to the first nine months of 2022 and reflects growth in both the U.S. (10%) and internationally (10%), mainly driven by:
–continued strong retention and new sales for ratings feeds coupled with higher price realization; and
–increased demand for company data.
The aforementioned factors also contributed to ARR(2) growth of 10% for D&I.

MA: YTD Operating and SG&A Expense ⇑ $152 million
The increase in operating and SG&A expenses compared to the first nine months of 2022 is due to growth in both compensation and non-compensation costs of $88 million and $64 million, respectively, reflecting:

Compensation costs	Non-compensation costs
Notable drivers of expense growth:	Notable drivers of expense growth:
— approximately 65% of the growth is related to an increase in salaries reflecting higher headcount and annual salary increases; and	— approximately 55% of the increase reflects higher costs to support strategic investments in technology, innovation and product development; and
— approximately 30% of the increase reflects higher incentive and performance-based equity compensation aligned with actual/expected financial and operational performance as well as headcount growth.
— approximately 25% of the increase reflects higher travel and entertainment expenses correlated with business growth.

MA: Adjusted Operating Margin 30.2% ⇓ 70BPS
The slight Adjusted Operating Margin contraction for MA is primarily due to operating and SG&A expense growth of 12% outpacing the 10% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Corporate finance (CFG)	$1,067	$1,016	5%
Structured finance (SFG)	303	368	(18%)
Financial institutions (FIG)	413	368	12%
Public, project and infrastructure finance (PPIF)	371	337	10%
Total ratings revenue	2,154	2,089	3%
MIS Other	22	34	(35%)
Total external revenue	2,176	2,123	2%
Intersegment royalty	138	129	7%
Total	2,314	2,252	3%
Expenses:
Operating and SG&A (external)	1,024	1,033	1%
Operating and SG&A (intersegment)	10	5	(100%)
Total operating and SG&A expense	1,034	1,038	—%
Adjusted Operating Income	$1,280	$1,214	5%
Adjusted Operating Margin	55.3%	53.9%

Depreciation and amortization	56	60	7%
Restructuring	13	15	13%
The following chart presents changes in rated issuance volumes compared to the first nine months of 2022. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $53 million	U.S. Revenue ⇑ $28 million	Non-U.S. Revenue ⇑ $25 million
The modest increase in global MIS revenue reflects growth in CFG, FIG and PPIF revenue being mostly offset by declines in SFG activity across most asset classes.

CFG REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $51 million	U.S. Revenue ⇑ 54 million	Non-U.S. Revenue ⇓ $3 million

Global CFG revenue for the nine months ended September 30, 2023 and 2022 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The growth in CFG revenue reflected increases in the U.S (8%) partially offset by declines internationally of 1%.
Transaction revenue increased $37 million compared to the same period in the prior year, with the most notable drivers reflecting:
–higher speculative and investment-grade rated issuance volumes reflecting both refinancing activity and issuance to fund certain large M&A transactions compared to suppressed issuance activity in these sectors in the prior year;
partially offset by:
–lower bank loan revenue in the U.S. and EMEA as geopolitical and macroeconomic uncertainties have continued to impact leveraged loan issuance levels and general M&A activity.

SFG REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $65 million	U.S. Revenue ⇓ $63 million	Non-U.S. Revenue ⇓ $2 million

Global SFG revenue for the nine months ended September 30, 2023 and 2022 was comprised as follows:
The decrease in SFG revenue of 18% reflected declines in both the U.S. (25%) and internationally (2%). Transaction revenue decreased $75 million compared to the first nine months of 2022.
The decline in SFG revenue reflected lower securitization activity across almost all asset classes, most notably in CMBS, resulting from higher credit spreads and market volatility given ongoing geopolitical and macroeconomic uncertainties.

FIG REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $45 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $22 million

Global FIG revenue for the nine months ended September 30, 2023 and 2022 was comprised as follows:
The increase in FIG revenue of 12% reflected growth in both the U.S. (14%) and internationally (11%) which resulted in a $36 million increase in transaction revenue compared to the same period in the prior year.
The most notable drivers of the increase reflected:
–a favorable product mix from infrequent bank and insurance issuers; and
–modestly higher rated issuance volumes in the insurance sector which included certain large deals in the sector for refinancing purposes.

PPIF REVENUE

Nine months ended September 30,
2023-----------------------------------------------------------------------------------2022
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $34 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $16 million

Global PPIF revenue for the nine months ended September 30, 2023 and 2022 was comprised as follows:
Transaction revenue increased $29 million compared to the same period in the prior year.
The 10% increase in PPIF revenue reflected increases in both the U.S. (9%) and internationally (13%).
The main driver of the growth reflected increases in investment-grade infrastructure finance activity in the U.S. and internationally.

MIS: YTD Operating and SG&A Expense ⇓ $9 million

The decrease in operating and SG&A expense reflects a $51 million decrease in non-compensation expenses, partially offset by a $42 million increase in compensation costs. The most notable drivers of these changes are as follows:

Compensation costs	Non-compensation costs
Notable driver of expense growth:	Notable drivers of decline in expense:
— higher incentive compensation accruals, which aligns with actual/projected financial and operating performance.	— approximately 70% of the decrease relates to ongoing cost control initiatives; and
— higher bad debt expense in the prior year resulting from the impact of the Russia/Ukraine military conflict contributed approximately 30% of the decrease.

Other Expenses
The restructuring charges in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 10 to the consolidated financial statements.

Adjusted Operating Margin of 55.3% ⇑ 140 BPS
The MIS Adjusted Operating Margin growth primarily reflected the aforementioned 2% increase in revenue coupled with ongoing disciplined cost management.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.

The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2023	2022
Net cash provided by operating activities	$1,674	$1,097	$577
Net cash used in investing activities	$(193)	$(172)	$(21)
Net cash used in financing activities	$(1,231)	$(957)	$(274)
Free Cash Flow (1)	$1,476	$893	$583
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities in the nine months ended September 30, 2023 increased by $577 million compared to the same period in 2022, with the most notable drivers reflecting:
–$181 million in higher income tax payments in the prior year;
–approximately $140 million in higher incentive compensation payments in the first nine months of 2022 (based on full-year 2021 financial and operating results) compared to payments made in the current year (based on full-year 2022 financial and operating results); and
–the remaining increase is primarily due to higher cash flows correlated with operating income growth and various changes in working capital.
Net cash used in investing activities
The $21 million increase in cash used in investing activities in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily attributed to:
–higher net cash receipts of $220 million in 2022 relating to the settlement of net investment hedges;
mostly offset by:
–higher net purchases of investments in the prior year of $99 million, reflecting the purchase of Moody's equity interest in GCR in the prior year coupled with lower net purchases of investments in 2023; and
–higher cash paid of $94 million in the prior year for acquisitions, primarily reflecting the acquisition of kompany in 2022.
Net cash used in financing activities
The $274 million increase in cash used in financing activities in the nine months ended September 30, 2023 compared to the same period in the prior year was primarily attributed to:
–long-term debt issuance of $988 million in 2022 that did not recur in 2023 (refer to the section "Material Cash Requirements" below for further discussion on the Company's financing arrangements);
partially offset by:
–higher cash paid for treasury share repurchases in 2022 of $705 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.1 billion at September 30, 2023 included approximately $1.5 billion located outside of the U.S. Approximately 35% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At September 30, 2023, Moody’s had $6.9 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2023 is as follows:

For additional information on the Company's outstanding debt, refer to Note 14 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.9 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of September 30, 2023, these purchase obligations totaled $697 million, of which approximately 40% is expected to be paid in the next twelve months and another approximate 40% expected to be paid over the next two subsequent years.
Leases
The Company has remaining payments relating to its operating leases of $452 million at September 30, 2023, primarily related to real estate leases, of which $115 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 15 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at September 30, 2023, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On October 23, 2023, the Board approved the declaration of a quarterly dividend of $0.77 per share for Moody’s common stock, payable December 15, 2023 to shareholders of record at the close of business on November 24, 2023. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 7, 2022, the Board approved $750 million in share repurchase authority. At September 30, 2023, the Company had approximately $572 million of remaining authority. There is no established expiration date for the remaining authorization.
Restructuring
As more fully discussed in Note 10 to the consolidated financial statements, the Company is currently in the process of executing the 2022 - 2023 Geolocation Restructuring Program. This program relates to the Company's post-COVID-19 geolocation strategy and includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions. Future cash outlays associated with this program, which will primarily consist of personnel-related costs, are expected to be approximately $40 million to $50 million, which are expected to be paid through 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income	$535	$413	$1,639	$1,577
Adjustments:
Depreciation and amortization	95	83	276	242
Restructuring	27	1	51	32
Adjusted Operating Income	$657	$497	$1,966	$1,851
Operating margin	36.3%	32.4%	36.9%	37.7%
Adjusted Operating Margin	44.6%	39.0%	44.3%	44.3%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2023		2022		2023		2022
Net income attributable to Moody's common shareholders		$389		$303		$1,267		$1,128
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$49		$48		$150		$150
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(11)		(36)		(35)
Net Acquisition-Related Intangible Amortization Expenses		37		37		114		115
Pre-Tax Restructuring	$27		$1		$51		$32
Tax on Restructuring	(6)		(1)		(12)		(8)
Net Restructuring		21		—		39		24
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		—		—		20
Adjusted Net Income		$447		$340		$1,420		$1,287

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Diluted earnings per share attributable to Moody's common shareholders		$2.11		$1.65		$6.88		$6.10
Pre-Tax Acquisition-Related Intangible Amortization Expenses	$0.27		$0.26		$0.81		$0.81
Tax on Acquisition-Related Intangible Amortization Expenses	(0.06)		(0.06)		(0.19)		(0.19)
Net Acquisition-Related Intangible Amortization Expenses		0.21		0.20		0.62		0.62
Pre-Tax Restructuring	$0.15		$0.01		$0.28		$0.17
Tax on Restructuring	(0.04)		(0.01)		(0.07)		(0.04)
Net Restructuring		0.11		—		0.21		0.13
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		—		—		0.11
Adjusted Diluted EPS		$2.43		$1.85		$7.71		$6.96

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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,674	$1,097
Capital additions	(198)	(204)
Free Cash Flow	$1,476	$893
Net cash used in investing activities	$(193)	$(172)
Net cash used in financing activities	$(1,231)	$(957)

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
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its constant currency revenue growth (decline) measures:

	Three Months Ended September 30,
Amounts in millions	2023	2022	Change	Growth
MA revenue	$776	$685	$91	13%
FX impact	(17)	—	(17)
Constant currency MA revenue	$759	$685	$74	11%

Decision Solutions revenue	$354	$308	$46	15%
FX impact	(5)	—	(5)
Constant currency Decision Solutions revenue	$349	$308	$41	13%

Data and Information revenue	$200	$176	$24	14%
FX impact	(9)	—	(9)
Constant currency Data and Information revenue	$191	$176	$15	9%

FIG revenue	$126	$109	$17	16%
FX impact	(2)	—	(2)
Constant currency FIG revenue	$124	$109	$15	14%

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

Amounts in millions	September 30, 2023	September 30, 2022	Change	Growth
MA ARR
Decision Solutions (DS)
Banking	$397	$362	$35	10%
Insurance	511	475	36	8%
KYC	308	260	48	18%
Total DS	$1,216	$1,097	$119	11%
Research and Insights	853	787	66	8%
Data and Information	782	711	71	10%
Total MA ARR	$2,851	$2,595	$256	10%
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1 to the consolidated financial statements located in Part I of this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
CONTINGENCIES
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements," Note 16 "Contingencies” in this Form 10-Q.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 43 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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
•the global impacts of the Russia-Ukraine military conflict and the military conflict in Israel and the surrounding areas on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
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
•the introduction or development of competing and/or emerging technologies and products;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's market risk during the nine months ended September 30, 2023. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2022.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the communication to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2023.
The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives as specified above. The Company's management does not expect, however, that these disclosure controls and procedures will prevent or detect all instances of error or fraud. Any control system, regardless of how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur, or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Consolidated Financial Statements (Unaudited),” Note 16 “Contingencies” in this Form 10-Q.
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
For the three months ended September 30, 2023

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	66,773	$350.47	60,350	$719	million
August 1- 31	212,773	$335.32	212,569	$648	million
September 1- 30	227,997	$336.01	227,390	$572	million
Total	507,543	$337.46	500,309
(1) Includes surrender to the Company of 6,423; 204; and 607 shares of common stock in July, August, and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 7, 2022, the Board of Directors authorized $750 million in share repurchase authority. At September 30, 2023 there was approximately $572 million of share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the third quarter of 2023, Moody’s issued a net 100,000 shares under employee stock-based compensation plans.

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

MOODY’S CORPORATION

	By:	/ S / CAROLINE SULLIVAN
Caroline Sullivan
Interim Chief Financial Officer, Chief Accounting Officer and Corporate Controller
(principal financial and accounting officer)

Date: October 26, 2023