Form 10-K
period 2023-12-31
MOODYS CORP /DE/
filed 2024-02-14
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2023 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $64 billion.
As of January 31, 2024, 182.5 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2024, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
*

Auditor Name:	KPMG LLP	Auditor Location:	New York, NY	Auditor Firm ID:	185
MOODY'S 2023 10-K 1

MOODY’S CORPORATION
2     MOODY'S 2023 10-K

MOODY'S 2023 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Intangible Amortization Expense	Amortization expense relating to definite-lived intangible assets acquired by the Company from all business combination transactions

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

AI	Artificial Intelligence

Americas	Represents countries within North and South America, excluding the U.S.

AOCI(L)	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

Annualized Recurring Revenue (ARR)
A supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time, excluding the impact of FX and contracts related to acquisitions

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Republic of South Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASR	Accelerated Share Repurchase

ASU	The FASB Accounting Standards Update to the ASC. Provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

BES	Business Engagement Survey; A Moody's employee survey that focuses on purpose, leadership, manager effectiveness, wellbeing, connection, and empowerment

BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools; the Company acquired a minority investment in BitSight in 2021

Board	The board of directors of the Company

BPS	Basis points

Brexit	The withdrawal of the United Kingdom from the European Union

BRG	Business Resource Group

CAO	Chief Administrative Officer

CCXI
China Cheng Xin International Credit Rating Co. Ltd.; the first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006 and currently Moody’s owns 30% of CCXI

CCPA
California Consumer Privacy Act; a privacy law enacted in 2018 by the state of California to regulate the way businesses all over the world can collect, use and share the personal information of California residents

CDP	An international nonprofit organization that helps companies, cities, states and regions to manage their environmental impact through a global disclosure system

CFG	Corporate finance group; an LOB of MIS

4     MOODY'S 2023 10-K

TERM	DEFINITION

CISO	Chief Information Security Officer

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; an asset class within SFG

CODM	Chief Operating Decision Maker

COLI	Corporate-Owned Life Insurance

Commission	European Commission

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program	A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2021 Facility

CPRA	California Privacy Rights Act of 2020; an amendment to the CCPA, which adds additional consumer privacy rights and obligations for businesses

CRAs	Credit rating agencies

CRE	Commercial Real Estate

CreditView	A product offering from MA that incorporates credit ratings, research and data from Moody’s Investors Service plus research, data and content from Moody’s Analytics.

CTSO	Chief Technology Services Officer

Cyber Committee	The Cyber Risk Enterprise Risk Management Committee

Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products

DBPPs	Defined benefit pension plans

Decision Solutions (DS)
LOB within MA that provides SaaS solutions supporting banking, insurance, and KYC workflows. This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide risk assessment solutions

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DORA	The European Union Digital Operational Resilience Act

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ERS	Enterprise Risk Solutions; a former LOB within MA, which offered risk management software solutions as well as related risk management advisory engagements services

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ESTR	Euro Short-Term Rate

ESPP	Employee stock purchase plan

ETR	Effective tax rate

MOODY'S 2023 10-K     5

TERM	DEFINITION

EU	European Union

EU AI Act	A proposed regulation in the EU, which would introduce a common regulatory and legal framework for artificial intelligence

EUR	Euros

EURIBOR	The Euro Interbank Offered Rate

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

ELT	Executive Leadership Team

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority; supervises Credit Rating Agencies in the U.K. in order to ensure credit ratings are independent, objective and of adequate quality

FIG	Financial institutions group; an LOB of MIS

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTC	Federal Trade Commission

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GDP	Gross domestic product

GDPR
General Data Protection Regulation; a European regulation implemented in 2018 to enhance EU citizens' control over the personal data that companies can legally hold. GDPR was simultaneously implemented in the U.K., with slight modification to the EU's regulation in 2021 following Brexit

Gen AI	Generative Artificial Intelligence

GRI	Global Reporting Initiative, an international independent standards organization that helps organizations understand and disclose their impact on climate change, human rights and corruption

GLoBE	Global Anti-Base Erosion, also known as "Pillar Two"; tax model issued by the OECD in 2023

HM Treasury	His Majesty's Treasury; the department of the Government of the United Kingdom responsible for developing and executing the government's public finance policy and economic policy

ICRA	ICRA Limited; a provider of credit ratings and research in India.

IASB	International Accounting Standards Board

IFRS	International Financial Reporting Standards

Incident Response Plan	The Company's Information Security Incident Response Plan

IOSCO	International Organization of Securities Commissions

IRS	Internal Revenue Service

ISO 27001	An international standard to manage information security

kompany	360kompany AG; a platform for business verification and Know Your Customer (KYC) technology solutions acquired by the Company in February 2022

6     MOODY'S 2023 10-K

TERM	DEFINITION

KMV	KMV LLC and KMV Corporation (“KMV”); a provider of market-based quantitative services for banks and investors in credit-sensitive assets acquired by Moody's in April 2002

KYC	Know-your-customer

LIBOR	London Interbank Offered Rate

LLM	Large language model used in the context of Gen AI

LOB	Line of business

MA	Moody’s Analytics - a reportable segment of MCO; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information

ML	Machine Learning

Make Whole	The prepayment penalty amount relating to certain Senior Notes, which is a premium based on the excess, if any, of the discounted value of the remaining scheduled payments over the prepaid principal

MAKS
Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and a reporting unit within the MA reportable segment

MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - CFG; SFG; FIG; PPIF; and MIS Other

MIS Other
Consists of financial instruments pricing services in the Asia-Pacific region, ICRA non-ratings revenue, and revenue from professional services. These businesses are components of MIS; MIS Other is an LOB of MIS

MNPI	Material non-public information

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Moody's Local	A ratings platform focused on providing credit rating services in Latin American capital markets

MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MA and MIS

NAV	Net asset value

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

Net Zero Assessments	An independent assessment of an entity’s carbon transition plan relative to a global net zero pathway, consistent with the goals of the 2015 Paris Agreement on climate change

NIST Framework	NIST Cybersecurity Framework; a set of cybersecurity best practices and recommendations from the National Institute of Standards and Technology (NIST)

NM	Percentage change is not meaningful

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC

OCI(L)	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Co-operation and Development

MOODY'S 2023 10-K     7

TERM	DEFINITION

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plans	Moody's Postretirement Medical and Life Insurance Plan

PCS	Post-Contract Customer Support

PPIF	Public, project and infrastructure finance; an LOB of MIS

Profit Participation Plan	Defined contribution profit participation plan that covers substantially all U.S. employees of the Company

Recurring Revenue
For MA, represents subscription-based revenue and software maintenance revenue. For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other, represents financial instrument pricing services.

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

RMBS	Residential mortgage-backed securities; an asset class within SFG

RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021

RMS Plans	The RMS 2014 Equity Award Plan and the RMS 2015 Equity Incentive Plan

ROU Asset	Assets which represent the Company’s right to use an underlying asset for the term of a lease

SaaS	Software-as-a-Service

SASB	Sustainability Accounting Standards Board

SEC	U.S. Securities and Exchange Commission

Second Party Opinions	An independent assessment of how debt instruments or financing frameworks align to sustainability principles and the extent to which they are expected to contribute to long-term sustainable development

Securities Act	Securities Act of 1933, as amended

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SOC 2
A report on controls at a service organization relevant to security, availability, processing integrity, confidentiality, or privacy, as defined by the American Institute of Certified Public Accountants

SOFR	Secured Overnight Financing Rate

SSP	Standalone selling price

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amended the tax code in the U.S.

TCFD	Task Force on Climate-Related Financial Disclosures
8     MOODY'S 2023 10-K

TERM	DEFINITION

Transaction Revenue
For MA, represents perpetual software license fees and revenue from software implementation services, risk management advisory projects, and training and certification services. For MIS (excluding MIS Other), represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services

U.K.	United Kingdom

U.K. Competition & Markets Authority	Government department in the U.K. responsible for strengthening business competition and preventing and reducing anti-competitive activities

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

VisibleRisk	A cyber risk ratings joint venture created by Moody’s and Team8, a global venture group

WACC	Weighted Average Cost of Capital

2020 MA Strategic Reorganization Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on December 22, 2020, relating to a strategic reorganization in the MA reportable segment

2022 - 2023 Geolocation Restructuring Program
Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 relating to the Company's post-COVID-19 geolocation strategy and other strategic initiatives; includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations

MOODY'S 2023 10-K     9

PART I
ITEM 1. BUSINESS
Background
As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.
THE COMPANY
Company Overview
Moody’s is a global integrated risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Our data, analytical solutions and insights help decision-makers identify opportunities and manage the risks of doing business with others.
Moody's is empowering organizations to make better decisions.

Moody's

We provide tools that enable Banks, Insurers, Investors, Corporations and Governments to...

What do we do?	Issue, Originate, Select, Underwrite	Identify, Measure, Monitor & Manage Risk	Verify, Comply, Plan & Report

Leveraging our set of data, analytics, & domain expertise across...

How do we do this?	Credit Companies	Properties Securities	People Economies	ESG Climate
Moody’s has two reportable segments: MA and MIS.

Provider of financial intelligence and analytical tools supporting customers’ growth, efficiency and risk management objectives	Independent provider of credit rating opinions and related information for over 100 years

Financial information and operating results of these segments, including revenue, expenses and Adjusted Operating Income, are included in Part II, Item 8. Financial Statements of this annual report and are herein incorporated by reference.
10     MOODY'S 2023 10-K

Moody's Analytics Overview
MA empowers financial services, corporate and public sector customers to anticipate risks, adapt and thrive in a new era of exponential risk. MA's combined data, analytics and cloud-based software tools deliver integrated solutions that help customers to start business relationships, monitor and manage risk, and comply and report based on global laws, rules and regulations.
MA is comprised of: i) a premier fixed income and economic research business (Research & Insights); ii) a data business powered by the world’s largest database on companies and credit (Data & Information); and iii) three cloud-based SaaS businesses serving banking, insurance and KYC workflows (Decision Solutions).
MA creates a holistic view on risk provided by our vast set of proprietary data, analytics, and domain expertise across a range of areas, including credit, companies, properties, securities, people, economies, ESG, climate and more. MA's integrated and technology-enabled solutions provide unique capabilities and insights that are embedded in customer workflows.

Underwriting
Lending & Origination
Portfolio Mgmt.
ESG & Climate Assessment
Regulatory Compliance
Investment Analysis
KYC
Decision Solutions
SaaS
API
MACHINE LEARNING
CUSTOMER CENTRICITY
Data & Information
Other Proprietary Data
Private & Public Company Data
MIS Ratings Feeds
Research & Insights
Economic Forecasts & Models
Models & Analytics
Research
Enabling customers to perform critical business activities with confidence

MOODY'S 2023 10-K     11

MA by the Numbers

14,800+	6,600+	900+
MA Customers	Corporates and Professional Services	Real Estate Entities

160+	2,600+	600+
Countries where MA customers operate	Commercial Banks	Educational Institutions

	1,900+	100+
	Asset Managers	Securities Dealers and Investment Banks

	900+	400+
	Government Entities	Others

800+
Insurance Companies
12     MOODY'S 2023 10-K

Moody's Investors Service Overview
MIS is a leading global provider of credit ratings, research, and risk analysis. A rating from Moody’s enables issuers to create timely, go-to-market debt strategies with the ability to capture wider investor focus and provides investors with a comprehensive view of global debt markets through our credit ratings and research. Moody’s trusted insights can help decision-makers navigate the safest path through market turmoil and volatility.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities.

The Benefits of a Moody's Rating
Investors seek Moody's opinions and particularly value the knowledge of its analysts and the depth of Moody's research

Access to capital	Transparency, credit comparison and market stability	Planning and budgeting	Analytical capabilities
•Moody’s opinions on credit are used by institutional investors throughout the world, making an issuer’s debt potentially more attractive to a wide range of buyers.	•Signals a willingness by issuers to be transparent and provides issuers with an independent assessment against which to compare creditworthiness.	•May help issuers when formulating internal capital plans and funding strategies.	•Among ratings advisors, Moody’s has a strong position and is well-recognized for the depth and breadth of its analytical capabilities.

•A Moody’s rating may facilitate access to both domestic and international debt capital.	•Moody’s ratings and research reports may help maintain investor confidence, especially during periods of market stress.

MIS by the Numbers

~$74 trillion	4,800+	3,300+
Total Rated Debt Outstanding	Non-Financial Corporates	Financial Institutions

33,200+	14,700+	8,900+
Rated Organizations and Structured Deals	U.S. Public Finance Issuers	Structured Finance Deals

190+	1,000+	370+
Rating Methodologies	Infrastructure & Project Finance Issuers	Sub-Sovereigns

	144	47
	Sovereigns	Supranational Institutions
MIS also generates revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region, revenue from Second Party Opinions and Net Zero Assessments and revenue from ICRA's non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MOODY'S 2023 10-K     13

Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances its commitment to sustainability by considering ESG factors in its operations, value chain, products and services. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. Moody’s efforts to promote sustainability-related thought leadership, assessments and data to market participants involve adhering to globally recognized standards including the GRI, SASB and TCFD recommendations. Moody's received the following awards and recognition for its sustainability- related efforts during 2023:
–Named 2022 CDP Supplier Engagement Leader on Climate Action for third consecutive year;
–Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders;
–Named to Bloomberg Gender-Equality Index for fourth consecutive year; and
–Ranked #1 on Forbes' Net Zero Leaders list.
The Board oversees sustainability matters via the Audit, Governance & Nominating, and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Audit Committee oversees financial, risk and other disclosures made in the Company’s annual and quarterly reports related to sustainability and has overseen the expanded voluntary disclosures the Company has made in its periodic filings. The Governance & Nominating Committee oversees sustainability matters, including significant issues of corporate social and environmental responsibility, as they pertain to the Company’s business and to long-term value creation for the Company and its stockholders, and makes recommendations to the Board regarding these issues. This has helped to develop the Company’s robust ESG strategy. Finally, the Compensation & Human Resources Committee oversees inclusion of sustainability-related performance goals for determining compensation of all senior executives. This oversight has resulted in the Company more fully integrating sustainability-related performance metrics into the strategic & operational compensation metric of all senior executives. The Board also oversees Moody’s policies for assessing and managing the Company's exposure to risk, including climate-related risks such as business continuity disruption and reputational or credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS, or analysis of such risks within MA's products and services.

Three Pillars of Moody's Sustainability Strategy

Better Business	Better Lives	Better Solutions
For Moody's operations and value chain	For Moody's people and communities	For market transformation
Strive to embed responsible, sustainable decision-making into our operations and value chain.	Aim to foster a nurturing and inclusive culture across Moody's people and communities.	Deliver trusted perspectives that inform a clear and holistic understanding of ESG risk.
14     MOODY'S 2023 10-K

HUMAN CAPITAL
Moody's believes that a workforce representing an array of backgrounds and experiences helps create an environment that maximizes every employee’s contribution, widens the leadership pipeline and enhances our work, including the quality of our opinions, products and services.
As of December 31, 2023 and 2022, the number of Moody’s employees was as follows:

		December 31,		Change
		2023	2022	%
MA	U.S.	2,995	2,789	7%
	Non-U.S.	4,858	4,333	12%
	Total	7,853	7,122	10%
MIS	U.S.	1,490	1,538	(3)%
	Non-U.S.	3,855	3,981	(3)%
	Total	5,345	5,519	(3)%
MSS	U.S.	744	741	—%
	Non-U.S.	1,209	1,044	16%
	Total	1,953	1,785	9%
Total MCO	U.S.	5,229	5,068	3%
	Non-U.S.	9,922	9,358	6%
	Total	15,151	14,426	5%
–MA’s employee population primarily consists of software engineers, product managers and strategists, data and operations analysts, advisory and implementation teams and economists, as well as sales, business development, and sales support professionals.
–The MIS employee population primarily consists of credit analysts, data and operations analysts, credit strategy and methodology professionals, software engineers, sales and sales operations, and international strategy teams.
–The MSS employee population primarily consists of information technology professionals and other professional staff such as finance, human resources, compliance, and legal that support both MA and MIS.
As a global provider of integrated perspectives on risk, attracting, supporting and retaining skilled talent is essential to the Company’s success. Moody’s addresses these goals by:
–championing inclusion among employees;
–providing market-competitive compensation, benefits and wellness programs; and
–advancing employee engagement, including supporting employee learning, development and skills enhancement.
Inclusion
Moody's believes that a diverse workforce, comprised of individuals with varied thoughts, backgrounds, and experiences, fosters an environment that makes our opinions stronger, our products more innovative, our workplace more welcoming, and improves how we relate and respond to our customers. We aim to foster a culture of true inclusion and belonging, valuing everyone's unique perspectives and contributions. We believe diversity and equity are essential to build a workplace where inclusion thrives. That strategy will guide us as we seek to ensure equal opportunities in all aspects of employment.
Focus Areas
Our current strategy is rooted in the following five focus areas intended to drive meaningful change:
–A Broader, More Global Perspective on Diversity
We want every one of our employees, everywhere, to be equally involved and supported in all areas of our workplace. Our goal is to position diversity in a way that works for everyone—to be broader and more holistic. As a global company, we will seek to understand how different parts of the world view diversity differently.
–BRGs as Cultural Ambassadors
We recognize the significant contributions of our BRGs to our organization—they are open to all employees and foster a sense of unity and community, creating an environment where employees feel a strong sense of belonging and are encouraged to be their most authentic selves at work. BRGs are networks for purposeful engagement and cohesive organization. We want to continue to empower our BRGs, so they can flourish.

MOODY'S 2023 10-K     15

–Pay Equity and Inclusive Benefits
We are committed to paying all of our employees equitably and fairly and to providing them with extensive and inclusive benefits programs. We continue to increase transparency and clarity when it comes to pay and benefits and strive to give employees insight into how we compensate them because we want our employees to be in-the-know on these topics.
–Success and Growth of Our Employees
Moody’s is committed to the success and growth of all of our employees, with a particular emphasis on attracting and developing women in our workforce globally. We’re investing in initiatives that help us better understand what attracts, engages, and retains employees from many diverse backgrounds across our organization to help us focus on strategies that will be most effective.
–Awareness and Education
When we know better, we do better, so it’s important that we remain aware and educated on issues of inclusion. We are committed to fostering an environment where everyone feels safe and accepted. To achieve this, we will proactively educate our employees, including on topics like inclusion in decision making and neurodiversity.
Inclusion Operating and Governance Model
Our Inclusion Operating and Governance Model (OGM) is the engine that drives inclusion and belonging at Moody’s. By providing a functional framework to guide how our inclusion team, councils, sponsors, BRGs and committees work together, the OGM focuses our collective efforts to advance our strategic priorities. The Global Inclusion Council, chaired by our CEO and composed of senior leaders who are committed to inclusion and diversity best practices, is charged with the oversight of our global inclusion strategy and its progress. The members of the council meet quarterly.
Our governance model also include three Regional Inclusion Councils tasked with overseeing the implementation and progression of the inclusion strategy within their respective regions. Each council is composed by the BRG regional executives sponsors and also meet on a quarterly basis.
Our operating model includes 11 active BRGs which represent 53 chapters and are open to all Moody's employees, with more than 3,800 employees participating globally as of December 31, 2023.
Data
The charts below present additional information regarding the composition of the Company's workforce as of December 31, 2023. The percentage for underrepresented groups includes those who identified as Asian, Hispanic or Latino, Black, American Indian/Alaskan Native, Hawaiian/Other Pacific Island or two or more races. Officers and Managers are calculated using the job categories: executives, senior managers, mid-level managers and first-level managers. The following data is based on Company records and may involve estimates or assumptions.

Total Workforce: Gender	U.S. Workforce: Ethnicity
16     MOODY'S 2023 10-K

Total Officers and Managers: Gender (1)	U.S. Officers and Managers: Ethnicity
(1) Total officers and managers by gender represents approximately 90% of employees (excludes certain non-wholly-owned subsidiaries and newly acquired companies for which this data was not available).
Additionally, approximately 30% of our Board of Directors identified as female and 30% as members of underrepresented groups.
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
With respect to benefits, the Company views investments in benefits as an investment in its people. Moody’s is committed to providing competitive benefits programs designed to care for all employees and their families. The Company’s comprehensive programs offer resources for physical and mental health that promote preventive care, awareness and support for a healthy lifestyle. Beyond delivering health, welfare, retirement benefits and paid vacation and sick days, Moody’s extends other benefits to support its employees and their families, such as parental leave and educational support.
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
Talent Management, Employee Engagement and Retention
Moody’s talent management framework includes learning and development, talent acquisition, performance management, total rewards, succession planning and leadership development. Each of these areas supports the Company’s business strategy and Moody’s culture as a diverse, equitable and inclusive place to work. Moody's views learning and development as an investment in its people that aligns their professional goals and interests with the success of the Company and helps to retain talent over the longer-term. A number of training programs are available, including leadership development, professional skills development and technical skills.
The Company measures employee engagement via multiple channels, including a BES for employees to provide anonymous and candid feedback to management. This periodic survey helps Moody's management understand our employees’ level of engagement in critical areas, which include, but are not limited to: company strategy; opportunities for employee development; and work/life balance. Managers are accountable for identifying opportunity areas and taking targeted actions based on survey results. The feedback received through the BES is used as a vital input into making decisions to improve employee experience and retention.
MOODY'S 2023 10-K     17

Management monitors employee turnover rates as presented in the chart below:
The decrease in the Company's voluntary turnover rates in 2023 compared to 2022 is likely due to the overall strength of the global labor market for much of 2022, especially for technology-related jobs, and a decline in that trend for 2023. The Company's involuntary turnover rates in 2023 remained steady when compared to 2022, with both years including the impacts of the 2022-2023 Geolocation Restructuring Program, which resulted in a reduction in staff, including the relocation of certain job functions during both years.
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
Our decarbonization plan outlines tangible strategies for realizing its climate ambitions, including the procurement of 100% of renewable electricity in the Company’s office spaces and optimizing efficiencies in its operations through its hybrid work program. The costs associated with the implementation of the decarbonization plan are not expected to be material.
Moody’s has made acquisitions, including RMS, which expand its climate data and analytics capabilities. The Company is taking steps to integrate these capabilities into existing offerings to provide its analysts and researchers with streamlined access to consistent and high-quality climate insights.
18     MOODY'S 2023 10-K

MOODY’S STRATEGY
Moody’s is a global integrated risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Our data, analytical solutions and insights help decision-makers identify opportunities and manage the risks of doing business with others.

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

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Illustrative examples include:

Enhancements to ratings quality and product extensions	Investments that extend ownership and participation in joint ventures and strategic alliances	Expansion in emerging markets	New products, services, content and technology capabilities, including Gen AI, to meet customer demands	Selective bolt-on acquisitions that accelerate the ability to scale and grow Moody’s businesses
In this era of exponential risk, we know that risks are interconnected, and organizations want a complete view of risk. This includes having a greater breadth and depth of understanding around how risks connect.
Our integrated approach provides stakeholders with a more comprehensive view of risk, helping them to make better decisions and unlock opportunities. Moody’s brings together multiple data sets and develops risk analysis solutions to assess multiple risk factors (e.g., supply chain failures; cyberattacks; geopolitical tensions; sanctions and security issues; and extreme weather events).
MOODY'S 2023 10-K     19

PROSPECTS FOR GROWTH
Moody’s believes that the overall long-term outlook remains favorable for continued growth from the offerings of both of our reportable segments.
Moody’s growth is influenced by a number of trends that impact financial information markets including:

Enablement of Gen AI	Health of the world’s major economies	Debt capital markets activity	Disintermediation of credit markets	Fiscal and monetary policy of governments	Expansion of market for integrated data and analytics solutions	Business investment spending, including mergers and acquisitions
In an environment of increasing financial complexity and exponential risk, Moody’s expects to be well positioned to benefit from continued growth in global fixed-income market activity and more widespread use of credit ratings and integrated risk solutions. Moreover, pricing opportunities aligned with customer value creation and advances in technology present growth opportunities for Moody’s.
Over the last decade, Moody’s has leveraged the power of AI and ML to better serve our customer base. As an early adopter of Gen AI, Moody's expects to be well positioned to benefit from the capabilities of this groundbreaking technology, which will help our customers make better decisions by unlocking deeper, more integrated perspectives on risk. Through enablement of Gen AI, both internally and through certain strategic partnerships, we are in the process of evolving how we deliver insights on exponential risk to our customers.
Moody’s operations are subject to various risks, as more fully described in Part I, Item 1A “Risk Factors,” inherent in conducting business on a global basis.
MA Prospects for Growth
MA provides insights on the evolving risks of our customers and supports their ability to capitalize on related opportunities. Growth in MA is likely to be driven by landing new customers and expanding customer relationships across use cases over time. Our trusted and curated data is key in an environment that is increasingly using Gen AI, and we expect that the integration of our platforms will enable effective cross-selling of models, data and applications. MA's growth is also likely to be driven by quickly addressing new use cases and incorporating new risk data and analytics as needed.
Strategic growth drivers:

NEW PRODUCT DEVELOPMENT	STRONG CUSTOMER RETENTION RATES	CROSS-SELLING, UPGRADES & PRICING	CONTINUED SAAS TRANSITION	INCREASED DISTRIBUTION CAPACITY AND PRODUCTIVITY

20     MOODY'S 2023 10-K

Market growth drivers:
Customers need to understand a large range of interconnected and emerging risks. Our comprehensive solutions support the transformation underway across various industries due to:

Operational and reputational risks	Digitization
Evolving regulatory environment	Fluctuations in credit and financial markets
Climate change	Geopolitical risks
MIS Prospects for Growth
Strong secular trends should continue to provide long-term growth opportunities in MIS. Key growth drivers include:

Long-term Growth Building Blocks

Economic Expansion	+	Value Proposition	+	Developing Capital Markets
•GDP growth drives demand for debt capital to fund business investments •Refinancing needs support future supply		•Proven rating accuracy and deeply experienced analysts •Mix of issuers and opportunistic issuance		•Deepening participation in developing markets •Meeting customers’ evolving risk assessment demands, including Climate, Cybersecurity, and ESG
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
Within MIS, we remain firmly committed to ratings quality, timely and insightful research, and engagement with issuers and investors. During the last year, we further expanded our domestic ratings footprint into new domestic markets, with investments in new affiliates in Costa Rica and Vietnam. Additionally, the prominence of our Moody’s Local domestic rating business has grown significantly.
Competition
MA competes broadly in the financial information and enterprise risk software industries against various diversified competitors. MA’s main competitors within DS are providers of software and analytic solutions. In R&I, MA faces competition from providers of economic data, financial research and analysis. MA's main competitors within D&I are providers of commercial and financial data.
MIS competes with other CRAs and with investment banks and brokerage firms that offer credit opinions and research. Many users of MIS’s ratings also have in-house credit research capabilities.
MOODY'S 2023 10-K     21

Regulation
MIS, certain of the Company's credit rating affiliates, and many of the issuers and/or securities that MIS and the affiliates rate, are subject to extensive regulation in the U.S. (including by state and local authorities), EU and in other countries. In addition, some of the services offered by MA and its affiliates are subject to regulation in a number of countries. MA also derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight and who are required to conduct due diligence and pass through certain regulatory requirements to key suppliers such as MA by contract. Existing and proposed laws and regulations can impact the Company’s operations, products and the markets in which the Company operates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for the Company's products and services, in the manner in which the Company's products and services are utilized, and in the manner in which the Company operates.
In the U.S., CRAs are subject to extensive regulation primarily pursuant to Section 15E of the Exchange Act and rules thereunder. MIS is registered with the SEC as an NRSRO and is subject to the SEC's oversight and examination authority.
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. ESMA has direct supervisory responsibility for registered CRAs throughout the EU. MIS’s EU CRA subsidiaries are registered with and are subject to CRA regulation in the EU and periodic inspection by ESMA.
As part of the legislative package on sustainable finance, in June 2023, the European Commission published a proposal on the transparency and integrity of ESG rating activities, which would subject ESG rating and/or score providers to formal regulation and supervision by ESMA. Following negotiations between the Council of the European Union and the European Parliament, it is expected to be adopted in the first half of 2024. Because the regulation has not yet been finalized, its precise scope and impact are uncertain; however, the Company continues to assess the potential impact on both MA and MIS.
In December 2022, the EU adopted DORA, which will apply from early 2025. As a credit rating agency, MIS is in scope of DORA, and accordingly, is required to undertake certain steps to ensure that its oversight and risk management of its information technology, including any functions outsourced to third-parties that provide information communication technologies, is resilient. MA provides certain products and services to clients that may be regulated financial institutions in the EU and therefore fall in the scope of DORA. It is therefore expected that MA may receive queries from such clients in relation to those products and services, as well as requests for contractual commitments, to ensure their compliance with DORA.
In the U.K., MIS U.K. is registered with and regulated by the FCA. In March 2023, the FCA initiated a review of competition in the markets for certain types of wholesale market data. Credit rating data is included as one element of the FCA’s review. In August 2023, the FCA published an update, determining that its findings did not require a referral to the U.K. Competition & Markets Authority. However, the FCA also stated that it would continue its analysis and would announce any potential remedies in its final report due on or before March 1, 2024.
Additionally, HM Treasury published a consultation in March 2023 on whether regulation for providers of ESG ratings should be introduced, on the potential scope of a regulatory regime. It is unclear if and when the U.K. Government might seek to take forward such legislation.
Intellectual Property
Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to:

Proprietary information	Publications	Databases

Trademarks	Software as a service and other software tools and applications	Domain names

Research	Models and methodologies	Other proprietary materials that, in the aggregate, are of material importance to Moody’s business
Management of Moody’s believes that the trademarks and related corporate names, marks and logos relating to its businesses, including those containing the term “Moody’s”, are of material importance to the Company.
22     MOODY'S 2023 10-K

The Company, primarily through MA and its affiliates, licenses certain of its databases, SaaS and other software applications, credit risk models, assessments, research and other publications and services that contain intellectual property to its customers. These licenses are provided pursuant to standard agreements containing customary restrictions and intellectual property protections.
In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. Specifically, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data, default data and security identifiers) as well as software development tools and libraries. In addition, certain of the Company’s affiliates obtain from third-party information providers certain financial, credit risk, compliance, firmographic, management, ownership, news and/or other data worldwide, which are distributed through Moody's information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open-source software and libraries for internal use and subject to appropriately permissive open-source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and company financial data in selected geographic markets) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.
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

Robert Fauber, 53
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

Richard Steele, 54
Senior Vice President and General Counsel
Mr. Steele has served as the Company’s Senior Vice President and General Counsel since September 2023. Mr. Steele joined Moody’s KMV Company in 2006 as its Chief Legal Officer, and was named General Counsel of Moody’s Analytics in January 2008. Prior to joining the Company, Mr. Steele was a corporate lawyer at Wilson Sonsini Goodrich & Rosati, and also held senior legal positions at several firms in financial technology, software and venture capital.

MOODY'S 2023 10-K     23

Name, Age, Position and Biographical Data

Caroline Sullivan, 55
Interim Chief Financial Officer, Chief Accounting Officer and Corporate Controller
Ms. Sullivan has served as the Company’s Chief Accounting Officer and Corporate Controller since December 2018 and has served as the Interim Chief Financial Offer since September 2023. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America from 2011 to 2018, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions, including Controller. Ms. Sullivan, a CPA, previously held various senior positions at several banks and a major accounting firm.

Stephen Tulenko, 56
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

Michael West, 55
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

24     MOODY'S 2023 10-K

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
The events and consequences discussed in these risk factors could, in circumstances the Company may not be able to accurately predict, recognize, or control, have a material adverse effect on Moody’s business, financial condition, operating results (including components of the Company’s financial results such as sales and profits), cash flows and stock price. These risk factors do not identify all risks that Moody’s faces. The Company could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks. In addition to the effects of general economic conditions, including inflation and related monetary policy actions in response to inflation, changes in international conditions, including the impact of ongoing or new developments in the Russia-Ukraine military conflict and the military conflict in Israel and surrounding areas, and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic climate may give rise to or amplify many of these risks discussed below.
A. Legal and Regulatory Risks
Moody’s Faces Risks Related to U.S. Laws and Regulations Applicable to the Financial Industry that Affect the Credit Rating Industry and Moody’s Customers.
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
If these laws and regulations, and any future rulemaking or court rulings, reduce demand for credit ratings or increase costs, Moody’s may be unable to pass such costs through to customers. In addition, there may be uncertainty over the scope, interpretation, administration and enforcement of such laws and regulations. The Company’s compliance and efforts to mitigate the risk of fines, penalties or other sanctions can result in significant expenses. Legal proceedings that are increasingly lengthy can result in uncertainty over and exposure to liability.
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
MOODY'S 2023 10-K     25

In addition, MA derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight. U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Bureau, as well as many state agencies, have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under its agreements with such customers.
Moody’s Faces Risks Related to Financial Reforms Outside the U.S. Affecting the Credit Rating Industry, Moody’s Businesses, and Moody’s Customers.
In addition to the extensive and evolving U.S. laws and regulations governing the credit rating industry, foreign jurisdictions have taken measures to regulate CRAs and the markets for credit ratings. In particular, the EU has adopted a common regulatory framework for CRAs operating in the EU and continues to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. Credit ratings emanating from outside the EU are subject to ESMA’s oversight if they are endorsed into the EU, and ratings endorsed into the U.K. are similarly subject to oversight of the FCA. Additionally, other foreign jurisdictions have taken measures to increase regulation of CRAs and markets for credit ratings. See “Regulation” in Part 1, Item 1 of this annual report on Form 10-K for more information.
The EU and other jurisdictions, as discussed further below, adopt legislation and engage in rulemaking on an ongoing basis that significantly impacts operations and the markets for the Company’s products and services. Future laws and regulations could extend to products and services not currently regulated. These regulations could:
–affect the need for debt securities to be rated;
–expand supervisory remits to include credit ratings issued outside the home jurisdiction and used for regulatory purposes;
–increase the level of competition in the market for credit ratings, including the distribution of credit ratings;
–establish criteria for credit ratings or limit the entities authorized to provide credit ratings;
–restrict the collection, use, accuracy, correction and sharing of personal information by CRAs; or
–regulate pricing (for example to require fees that are based on costs and are non-discriminatory) on products and services provided by MA such as those products that incorporate credit ratings and research originated by MIS.
Future regulations could also affect products and services the Company offers that incorporate or are based on artificial intelligence technologies.
As part of the legislative package on sustainable finance, in June 2023, the European Commission published a proposal on the transparency and integrity of ESG rating activities. The Council of the European Union, in December 2023, agreed its position on the draft regulation, which would subject ESG rating and/or score providers to formal regulation and supervision by ESMA. The draft regulation is now set for negotiations between the European Council and Parliament and is expected to be adopted in 2024.
Following the Brexit implementation period that ended December 31, 2020, the MIS U.K. registered CRA ceased to be registered with and regulated by ESMA and became subject to regulation by the U.K. Financial Conduct Authority (“FCA”). MIS put arrangements in place to endorse its U.K. credit ratings into the EU and its EU credit ratings into the U.K. On December 31, 2020, the U.K. also onshored the EU CRA Regulation, with certain necessary modifications, into U.K. domestic law (the “U.K. CRA Regulation”). The U.K. CRA Regulation contains requirements for the registration, regulation and supervision of CRAs based in the U.K. It also sets out the circumstances in which U.K. financial institutions can use credit ratings for regulatory purposes, as well as specific obligations for issuers, originators and sponsors relating to structured finance instruments. It is unclear if the regulation of CRAs in the EU and the U.K. will differ over time, and divergent regulation between the EU and the U.K. over time or differing interpretations by the FCA and ESMA of CRA regulation could adversely affect MIS’s business through additional operating obligations and resulting increased cost.
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
In March 2023, the FCA initiated a review of competition in the markets for certain types of wholesale market data. Credit rating data is included as one element of the FCA’s review. In August 2023, the FCA published an update, determining that its findings did not require a referral to the U.K. Competition & Markets Authority. However, the FCA also stated that it would continue its analysis and announce any potential remedies in its final report due on or before March 1, 2024.
26     MOODY'S 2023 10-K

Additionally, HM Treasury published a consultation in March 2023 proposing to make firms providing ESG ratings and/or scores to U.K. users (both from the U.K. and abroad) subject to FCA supervision. The proposals mirror the IOSCO recommendations on ESG ratings and data products providers. It is unclear if and when the U.K. Government might seek to move forward legislation to enable the FCA to supervise such firms. The U.K. is also currently developing a voluntary industry-led Code of Conduct for ESG ratings and data providers.
The precise scope and impact of the regulatory developments related to ESG in Europe remain unclear; however, the Company continues to assess the potential impact on both MA and MIS.
Both of Moody’s segments face risks related to financial reforms outside the U.S. affecting the credit rating industry, Moody’s businesses, and Moody’s customers. For example:
–MIS is a registered entity and is therefore subject to formal regulation and periodic or other inspections in the EU and other foreign jurisdictions, such as, but not limited to, Hong Kong and China, where it operates through registered subsidiaries.
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
–In China, while MIS is not a licensed CRA, it does issue global credit ratings on Chinese issuers from offices outside of China. In addition, the Company holds a 30% investment in CCXI, a domestic CRA licensed in China. China has laws applicable to domestic CRAs as well as foreign investment in such entities and entities in general (including national security review). MA is licensed in China to provide subscriptions to credit research and ratings data and other information relevant to the financial markets. Such laws are broadly crafted and the implementation, interpretation and enforcement of such laws are subject to the broad discretion of Chinese regulators, which could affect the Company’s ability to conduct business in China.
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
With respect to MA, regulators in Europe and other foreign markets in which MA is active have issued guidance similar to that issued in the U.S. relating to financial institutions’ assessment and management of risks associated with third-party relationships. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought and may further revise their third-party risk management policies and processes and the terms on which they do business with MA. This can result in delayed or reduced sales to such customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under its agreements with such customers.
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
MOODY'S 2023 10-K     27

Moody’s faced numerous class action lawsuits and other litigation, government investigations and inquiries concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during the financial crisis of 2007-2008. Evolving expectations on ESG disclosures and reporting could also result in increased regulatory scrutiny and new regulatory actions at a corporate and business unit level. MA’s offering of products and services relating to sanctions, KYC and financial crime may result in increased regulatory scrutiny and could expose the Company to increased risk of litigation from data subjects and other third-parties. Additionally, as Moody’s develops its Gen AI product offerings and/or its uses of Gen AI, the Company may face increased regulatory scrutiny and exposure to increased litigation. Legal proceedings and regulatory inquiries and investigations impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remains unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
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
The Company Is Exposed to Risks Related to Its Compliance and Risk Management Programs.
Moody’s operates in a number of countries, and as a result the Company is required to comply with and quickly adapt to numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption, antitrust and securities trading laws, the Reform Act, the Dodd-Frank Act and regulations thereunder, is largely dependent on its establishment and maintenance of compliance, review and reporting systems, as well as its ability to attract and retain qualified compliance and risk management personnel. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks, including risks resulting from acquisitions, may not be fully effective, and Moody’s employees or agents may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company may be subject to criminal and civil liability, the suspension of the Company’s employees, fines, penalties, regulatory sanctions, injunctive relief, exclusion from certain markets or other penalties, and may suffer harm to its reputation, financial condition and operating results.
Moody’s Faces Risks Related to Protecting Its Intellectual Property Rights.
Moody’s considers many aspects of its products and services to be proprietary. Failure to protect the Company’s intellectual property adequately could harm its reputation and affect the Company’s ability to compete effectively. Businesses the Company acquires also involve intellectual property portfolios, which increase the challenges the Company faces in protecting its strategic advantage. In addition, the Company’s operating results can be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets, including if and how rights in these markets evolve to address advances in LLMs and Gen AI. The lack of strong legal and technological intellectual property protections in foreign jurisdictions in which we operate may increase our vulnerability and may pose risks to our business. From time to time, laws are passed that require publication of certain information, in some cases at no cost, that the Company considers to be its intellectual property and that it currently sells or licenses for a fee, which could result in lost revenue.
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
Moody’s Faces Risks Related to Tax Matters, Including Changes in Tax Rates or Tax Rules.
As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the taxable income and applicable tax rates in the various jurisdictions in which the Company operates. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with
28     MOODY'S 2023 10-K

differing tax rates or other factors, including by increased earnings in jurisdictions where Moody’s faces higher tax rates, losses incurred in jurisdictions for which Moody’s is not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting and the global minimum tax rate initiatives being led by the OECD, which requires companies to disclose more information to tax authorities on operations around the world, and the EU’s state aid rulings, could have a material adverse effect on the Company’s effective tax rate, results of operations and financial condition and may lead to greater audit scrutiny of profits earned in various countries.
In addition, Moody’s is subject to regular examination of its income tax returns by the IRS and other tax authorities around the world. Moody’s regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, including unrecognized tax benefits; however, developments in an audit or litigation could materially and adversely affect the Company. Although the Company believes its tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in its income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect the Company’s business, operating results, cash flows and financial condition.
During 2023, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the GloBE or Pillar Two, tax model rules issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million with an effective date beginning in 2024. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax will be due to bring the jurisdictional effective tax rate up to 15%. While the Pillar Two minimum tax requirement is not currently anticipated to have a material impact on the Company’s results of operations or financial position, management is evaluating and will continue to monitor the potential impact of the Pillar Two global minimum tax proposals on our consolidated financial statements and related disclosures.
B. Risks Related to our Business
The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.
Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere, including, but not limited to, in Latin America, China or the Middle East, affects the number of securities offerings undertaken within those particular areas. In addition to the risks addressed elsewhere in this section, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:
–economic and geopolitical events and market conditions, such as the Russia-Ukraine military conflict and the military conflict in Israel and surrounding areas, including the effect of these events and conditions on customers, customer retention and demands for our products and services;
–exposure to exchange rate movements between foreign currencies and USD;
–restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;
–U.S. laws affecting overseas operations, including domestic and foreign export and import restrictions, tariffs and other trade barriers and restrictions, such as those related to the U.S.’s relationship with China and embargoes and sanctions laws with respect to Russia, including the Russia-Ukraine military conflict;
–differing and potentially conflicting legal or civil liability, compliance and regulatory standards;
–current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;
–uncertain, evolving and new laws and regulations, including those applicable to the financial services industries, such as the European Union’s upcoming implementation of DORA in January 2025, and to the protection of intellectual property and to the emergence of LLMs in the context of Gen AI and other technologies, such as the EU AI Act, including the effect of these laws and regulations on our customers and on the products and services that we offer;
–uncertainty regarding the future relationship and increasing tensions between the U.S. and China, which may result in further restrictions or actions by the U.S. government with respect to doing business in China and/or by the Chinese government with respect to business conducted by foreign entities in China;
–the possibility of nationalization, expropriation, price controls and other restrictive governmental actions;
–competition with CRAs that have greater familiarity, longer operating histories and/or support from local governments or other institutions;
–uncertainties in obtaining data and creating products and services relevant to particular geographic markets;
–reduced protection for intellectual property rights;
MOODY'S 2023 10-K     29

–longer payment cycles and possible problems in collecting receivables;
–differing accounting principles and standards;
–difficulties in staffing and managing foreign operations;
–difficulties and delays in translating documentation into foreign languages;
–potentially adverse tax consequences; and
–complexities of compliance with employment laws, various proposed and enacted data privacy laws, and cybersecurity rules in numerous jurisdictions.
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, and anticorruption including the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other similar local laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination or allegations, even if unfounded, that the Company has violated sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies and restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
Moody’s Operations are Exposed to Risks from Infrastructure Malfunctions or Failures.
Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including: (i) New York City, the location of Moody’s headquarters, (ii) major cities worldwide in which Moody’s has offices, (iii) locations that may be affected by the Russia-Ukraine military conflict and the military conflict in Israel and surrounding areas; and (iv) locations in China used for certain Moody’s work. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, the Company's data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and the Company’s extensive controls to reduce the risk of error inherent in our operations cannot eliminate such risk completely. To the extent the Company grows through acquisitions, newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as Moody's has. As their systems are integrated into Moody's, a vulnerability could be introduced, which could impact platforms across the Company. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, weather (including climate change), natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, pandemic, war or otherwise, may impair the Company’s ability to deliver its products and services.
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
30     MOODY'S 2023 10-K

The Economics of the Company’s Business is Dependent on the Volume of Debt Securities Issued in Domestic and/or Global Capital Markets. Recent Financial Market Conditions, Including Decreased Asset Levels and Flows into Investment Vehicles, Increases in Interest Rates and Other Volatility Has Had, and May Continue to Have, a Material Adverse Impact on the Volume of Debt Securities Issued.
Moody’s business is impacted by general economic conditions and volatility in world financial markets. Furthermore, issuers of debt securities have increasingly elected to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. Companies are also increasingly accessing alternative sources of financing, such as loans and debt financing from non-bank lenders that do not involve a CRA-issued credit rating. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as market volatility, declining growth, currency devaluations, changes in laws (including tax-related laws) or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which MIS provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.
Current market, economic and government factors are negatively impacting the volume of debt securities issued in global capital markets and the demand for credit ratings, which is materially and adversely affecting the Company’s business, operating results and financial condition. These factors include increases in or uncertainty around interest rates (as well as related monetary policy by governments in the response to factors such as inflation), the withdrawal of COVID-19 economic stimulus, inflationary pressures, increases or volatility in mortgage rates, widening credit spreads, regulatory and political developments (including uncertainty in various jurisdictions where Moody's operates), difficult economic conditions, growth in the use of alternative sources of credit, and defaults by significant issuers. Further declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results, financial condition, cash flows and prospects.
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
The Company Faces Increased Pricing Pressure from Competitors and/or Customers.
There is price competition in the credit rating, research, and credit risk management markets, as well as in the market for research, business intelligence and analytical services offered by MA. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors, and the emergence of LLMs, Gen AI and other technologies may further intensify these pressures. At the same time, a challenging business environment and consolidation among both competitors and customers, particularly those involved in structured finance products and commercial real estate, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Recent weak economic growth has intensified competitive pricing pressures, which may result in customers’ use of free or lower-cost information that is increasingly becoming available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it can lose market share when its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services will have a material adverse impact on its business, operating results and financial condition.
MOODY'S 2023 10-K     31

The Company Is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the rating agency business as a whole or Moody's, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of a conflict of interest, the performance of securities relative to the rating assigned to such securities, the timing and nature of changes in ratings, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process, or the Company’s recent ESG initiatives and our incorporation of climate- and other ESG- related risks in the Company's rating process, and its implementation with respect to one or more securities and intentional, poor representation of our products and services by our partners or agents, manipulation of our products and services by third parties, or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, or errors in software or data, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the industries in which the Company operates. Additionally, as Moody's develops its Gen AI product offerings, the Company may incur risks or challenges in its adoption that could lead to reputational harm. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
Our reputation or business could be negatively impacted by ESG matters and our reporting of such matters
Both in the United States and internationally, there is an increasing focus from regulators, certain investors and other stakeholders concerning ESG matters. We communicate certain ESG-related initiatives, goals and/or commitments (including with respect to environmental matters, diversity and other matters), in our various public disclosures, Task Force on Climate-related Financial Disclosures Report, on our website, in our filings with the SEC and elsewhere. These initiatives, goals or commitments could be challenging to achieve and costly to implement. In addition, MIS incorporates climate and other ESG related risks in its rating process, which also could cause reputational risk or could lead to litigation. The Company could fail to achieve, or be perceived to fail to achieve, our net zero 2040 commitment or other ESG-related initiatives, goals or commitments. Furthermore, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any changes to them. To the extent that our required and voluntary disclosures about such ESG matters increase, we could be criticized for the accuracy, sufficiency or completeness of such disclosures. We could be subject to litigation or regulatory enforcement actions regarding the accuracy, sufficiency or completeness of our ESG-related disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals or commitments could negatively impact our reputation or otherwise materially harm our business.
The Introduction of Competing Products, Technologies or Services by Other Companies Can Negatively Impact the Nature and Economics of the Company’s Business.
The markets for credit ratings, research, credit risk management services, business intelligence and analytical services are highly competitive and characterized by rapid technological change, including change based on our Gen AI offerings, changes in customer and investor demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products, technologies and services that anticipate customers’ and investors’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining market share. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services, including services based on LLMs and Gen AI, for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers, some of whom are also suppliers to Moody’s; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which they do business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing risk, including credit and climate risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive internet information may reduce the demand for Moody’s products and services. Moody’s growth prospects and operating margins also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
Moody’s Is Exposed to Risks Related to Loss of Skilled Employees and Related Compensation Cost Pressures.
Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced professionals, including financial analysts, data scientists and software engineers. Competition for skilled individuals in the financial services and technology industries is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. Rising expenses including wage inflation, and global labor shortages could adversely affect Moody’s ability to attract and retain high-quality employees. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may
32     MOODY'S 2023 10-K

seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including with respect to flexible working or other matters. Also, the emergence and adoption of LLM and Gen AI technologies will require upskilling and additional training of Moody's employees, making retention and training increasingly important. There is a risk that even when the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed. Further, employee expectations in areas such as ESG have been rapidly evolving and increasing. A failure to adequately meet employee expectations may result in an inability to attract and retain talented employees.
Moody’s is highly dependent on the continued services of Robert Fauber, the Company's President and Chief Executive Officer, and other senior officers and key employees. The loss of the services of skilled personnel for any reason and Moody’s inability to replace them with suitable candidates quickly or at all, as well as any negative market perception resulting from such loss, could have a material adverse effect on Moody’s business, operating results and financial condition.
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
The anticipated growth, synergies and other strategic objectives of completed transactions may not be fully realized, and a variety of factors may adversely affect any anticipated benefits from such transactions. Any strategic transaction involves a number of risks, including unanticipated challenges regarding integration of operations, technologies and new employees; the existence of liabilities or contingencies not disclosed to or otherwise known by the Company prior to closing a transaction; unexpected regulatory and operating difficulties and expenditures; scrutiny from competition and antitrust authorities; failure to retain key personnel of the acquired business; future developments that impair the value of purchased goodwill or intangible assets; diversion of management’s focus from other business operations; failure to implement or remediate controls, procedures and policies appropriate for a larger public company at acquired companies that prior to the acquisition lacked such controls, procedures and policies; disputes or litigation arising out of acquisitions or dispositions; challenges retaining the customers of the acquired business; coordination of product, sales, marketing and program and systems management functions; integration of employees from the acquired business into Moody’s organization; integration of the acquired business’s accounting, information technology, human resources, legal and other administrative systems with Moody’s; risks that acquired systems expose us to cybersecurity risks; and for foreign transactions, additional risks related to the integration of operations across different cultures and languages, and the economic, political and regulatory risks associated with specific countries. The anticipated benefits from an acquisition or other strategic transaction or investment may not be realized fully, or may take longer to realize than expected. As a result, the failure of acquisitions, dispositions and other strategic transactions and investments to perform as expected may have a material adverse effect on Moody’s business, operating results and financial condition.
At December 31, 2023, Moody’s had $5,956 million of goodwill and $2,049 million of intangible assets on its balance sheet. Approximately 95% of the goodwill and intangible assets reside in the MA business and are allocated to the two reporting units within MA. The remaining 5% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
Our business could be negatively impacted by climate change.
As a global company, our employees and offices, as well as those of our vendors, are subject to risks related to the impact of climate change. We have offices in locations that are vulnerable to the effects of climate change and extreme weather. In addition, continued reliable energy sources are critical for business continuity globally and those sources too can be impacted by extreme weather. The frequency and impact of extreme weather events on critical infrastructure has the potential to disrupt the Company’s ongoing operations, as well as the operations of our third-party vendors and customers, and may result in losses and additional costs to maintain or resume operations.
C. Technology Risks
The Company Is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information. Such information relates to its business operations and confidential and sensitive information about its
MOODY'S 2023 10-K     33

customers and employees in the Company’s computer systems and networks, and in those of its third-party vendors. The Company also often has access to MNPI and other confidential information concerning its customers, including public and private companies, sovereigns, and other third parties, and their customers, suppliers or transaction counterparties. Unauthorized disclosure of the foregoing information could cause our customers to lose faith in our ability to protect their confidential information, affecting the trading of their securities, damage their reputations or competitive positions and therefore cause customers to cease doing business with us, and potentially expose us to risk of litigation.
The risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt and corporate issuers. The Company and its third-party service providers, including our vendors, regularly experience cyber-attacks and data breaches of varying degrees. Cyber-attacks targeting Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks, ransomware, malware, hacking, social engineering or "phishing" attacks, computer viruses, employee or insider threats, malfeasance, supply chain attacks, physical breaches, payment fraud or other cyber-attacks some of which may be carried out by state-sponsored actors, may result in unauthorized access, exfiltration, manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites or systems, applications, data processing, or disruption of other business operations. Such events may compromise the confidentiality, integrity, or availability of material information held by the Company (including information about Moody’s business, employees or customers), as well as other sensitive data, including personally identifiable information, the disclosure of which could lead to identity theft. The Company's MNPI concerning customers and clients could be improperly used by authorized or unauthorized parties, including for insider trading. The Company has implemented administrative, technical, and physical measures to detect and prevent unauthorized activity, but such precautions may not be successful.
As the Company has grown and acquired businesses, IT guidelines have been developed and applied within business units or inherited from legacy organizations, which can result in internal differences in the Company's approach to IT standards until acquired entities are integrated. This creates a risk of developing unintended vulnerabilities and could result in additional costs, difficulty meeting new regulatory standards, or failing to meet customer expectations. The Company may be exposed to additional threats as it migrates its data from legacy systems to cloud-based solutions, and increased dependence on third-parties to store cloud-based data subjects the Company to further cyber risks. Further, many of our employees work remotely, which magnifies the importance of the integrity of our remote access security measures and may expose the Company to additional cyber risks.
The Company has invested and continues to invest in risk management and information security measures in order to protect its systems and data, including employee training, disaster plans, and technical defenses. Although Moody’s devotes significant resources to maintain and regularly update such systems and processes, measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Further, Moody’s relies on third-party technical subject matter experts to assist in managing its cyber security risk management processes. While Moody’s employs such third parties to assist in strengthening its cybersecurity defenses, there can be no guarantee that any action taken as advised by such third party will be adequate or sufficient to address the evolving threat landscape. Additionally, any measures that Moody’s takes in connection with such third parties to avoid, detect, mitigate or recover from material cyber security threats or incidents can be expensive, and may be insufficient, circumvented, or may become ineffective.
Additionally, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite the Company’s best efforts, it is not fully insulated from, and has in the past experienced, security threats and system disruptions. Although past incidents have not had a material adverse effect on the Company's operating results, there can be no assurance of a similar result in the future. Because the methods used for these systems cyberattacks are rapidly changing, the Company or its third-party vendors, despite significant focus and investment, may be unable to anticipate and/or deploy sufficient protections against such incidents. Further, the extent of a particular security incident and the steps needed to investigate may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident, including the extent of the harm and how best to remediate it, is known. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity compliance requirements, including additional regulatory expectations for oversight of third-party vendors and service providers. Cybersecurity incidents, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, could cause reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. In addition, disclosure or media reports of actual or perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions oversight and scrutiny.
Any of the foregoing may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company Is Exposed to Risks Related to Protection of Confidential and Personal Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security, such as the Federal Trade Commission Act in the U.S., the GDPR in the EU, the GDPR in the U.K., the Cyber Security Law, the Data Security Law, and the Personal Information Protection Law in China and various other international, federal, state
34     MOODY'S 2023 10-K

and local laws and regulations. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, GDPR, which became effective in May 2018, greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, laws such as the California Consumer Privacy Act of 2018 ("CCPA"), require among other things, covered companies to provide disclosures to consumers, and affords consumers the ability to opt-out of certain sales of personal information. A number of U.S. states have enacted data privacy laws, including the California Privacy Rights Act of 2020 (“CPRA”), and laws in Virginia, Colorado, Connecticut and Utah which became effective in 2023. Data privacy laws have also been passed in numerous U.S. states, including Iowa, Indiana, Tennessee, Montana, Texas, Delaware, New Jersey and Oregon that will go into effect over the course of 2024, 2025 and 2026. The effects of non-compliance with the CCPA, CPRA and other similar data privacy laws are significant, and may require the Company to modify its data processing practices and policies and to incur additional costs and expenses. All of these evolving compliance and operational requirements have required or could require in the future, changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders, the cessation of existing business practices and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
The Company Is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, Cloud and Network Infrastructure (Together, the “Third-Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.
Moody’s relies on Third-Party Technology in connection with its product development and offerings and operations. The Company depends on the ability of Third-Party Technology providers to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis, provide data necessary to develop and maintain its products and respond to emerging industry standards and other technological changes. The Third-Party Technology Moody’s uses can become obsolete or restrictive, incompatible with future versions of the Company’s products, fail to be comprehensive or accurate, unavailable or fail to operate effectively, and Moody’s business could be adversely affected when the Company is unable to timely or effectively replace such Third-Party Technology. In addition, certain aspects of the Company’s business rely on a concentrated group of vendors, and a cybersecurity breach or event at one or more of such vendors could have a significant impact on the Company’s operations.
The Company also monitors its use of Third-Party Technology to comply with applicable license and other contractual requirements. Despite the Company’s efforts, the Company cannot ensure that such third parties will permit Moody’s use in the future, resulting in increased Third-Party Technology acquisition costs and loss of rights. In addition, the Company’s operating costs could increase if license or other usage fees for Third-Party Technology increase or the efforts to incorporate enhancements to Third-Party Technology are substantial. Some of these third-party suppliers are also Moody’s competitors, increasing the risks noted above.
In the ordinary course, third-parties, including the Company’s vendors, are subject to various forms of cyber-attacks. Additionally, the Company may be exposed to additional threats as the Company migrates its data from legacy systems to cloud-based solutions, and becomes increasingly dependent on third parties to store cloud-based data subjects. To date, such attacks have not resulted in a material adverse impact to Moody’s business operations, but there can be no guarantee the Company will not experience such an impact in the future.
If any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY AND RISK MANAGEMENT
Governance
Management
The Company maintains a dedicated internal cybersecurity team that interacts with executive management and its business units to identify, assess, manage, and respond to cybersecurity risks and incidents relating to the Company’s information systems and operations. In addition, this internal cybersecurity team is responsible for managing detection, mitigation and remediation of cybersecurity incidents. The internal cybersecurity team is managed by the CISO, who reports to the CAO, who is a member of the executive leadership team. At December 31, 2023, the Company’s internal cybersecurity team consisted of members located in various countries and time zones across the world. The team has members with experience in governance, risk management and compliance, threat monitoring, threat emulation, penetration testing and cyber incident management. Team members have both individual responsibilities and a team focus, covering areas such as network, endpoint device, and e-mail security engineering as well as operations and threat management, monitoring, and response.
The Cyber Committee, chaired by the CISO, and whose members include the CTSO and CAO, as well as other members of senior management and the legal team, is responsible for identifying cybersecurity risks and threats, recommending mitigating actions to strengthen cybersecurity resilience, and meeting risk tolerance thresholds established by senior management. The Cyber
MOODY'S 2023 10-K     35

Committee also validates that the Company has appropriate people, process and technology capabilities to identify, mitigate and report on cybersecurity risks to the executive leadership team and the Board of Directors. The Cyber Committee meets regularly to allow members of the internal cybersecurity team to present concerns and recommendations for decisions on preventing, identifying, mitigating, and remediating risks and threats. To the extent warranted, the Cyber Committee may additionally be convened on an ad hoc basis. The Cyber Committee makes decisions regarding the reporting of cybersecurity concerns to the executive leadership team, who escalate issues to the Board and/or the Audit Committee as necessary. In the case of incidents that arise, the Cyber Committee, under the direction of the Board and/or executive leadership team when appropriate, works to involve all appropriate personnel with the aim of resolving the incident, performing any required remediation/reporting, and taking appropriate steps to comply with applicable laws and regulations. The process that the Cyber Committee follows upon emergence of incidents is documented in the Company’s Incident Response Plan. Additionally, cybersecurity risks and the adequacy of associated mitigations are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by the Board.
The CISO has extensive cybersecurity knowledge and skills, gained from over 20 years’ experience working in regulated industries. The CISO holds a number of cybersecurity related certifications, including the Certified Information Systems Security Professional and Certified Information Security Manager. In addition to the CISO, the CTSO has been a close partner and advocate for cybersecurity at the Company, and is consulted or informed on all decisions or risks that affect the Company's technology systems and/or implicate cybersecurity. The CAO is responsible for overseeing the cybersecurity team at the executive leadership level.
Board of Directors and Audit Committee
The Board provides oversight of management’s efforts to assess and manage cybersecurity risks and respond to cybersecurity incidents and threats. In addition, the Audit Committee of the Board of Directors regularly receives reports from management regarding the Company’s financial and compliance risks, including, but not limited to, risks relating to internal controls and cybersecurity risks.
The Board receives regular updates from the CISO, CTSO, and CAO regarding matters related to technology and cybersecurity. The Company has protocols, as discussed below, by which certain cybersecurity concerns, incidents and threats are escalated within the Company and, where appropriate, reported in a timely manner to the Board.
Risk Management and Strategy
The objective of the Company's comprehensive cybersecurity program is to assess, identify, and manage risks from cybersecurity incidents and threats. The Company's cybersecurity program leverages the NIST Framework and it incorporates training and awareness coupled with ongoing monitoring and assessment. The cybersecurity program is an important part of the Company’s enterprise risk management (ERM), with the head of the Company’s ERM program sitting on the Cyber Committee, and sets forth a process for escalating certain incidents to the Company’s ERM group integrated into the Company’s Incident Response Plan.
As part of the cybersecurity program, the Company’s cybersecurity environment is monitored by automated tools on an ongoing basis and an internal cybersecurity team that reviews threats, alerts, and incidents. The Company’s Incident Response Plan provides governance and guidance in responding to information security incidents and is tested regularly for calibration against existing and emerging threats. The Incident Response Plan describes the process to be followed by the Cyber Committee in connection with the oversight of the cybersecurity environment and specific events that occur from time to time. The cybersecurity program undergoes periodic internal and external reviews. In addition, the Company's Internal Controls Department performs an independent assessment of the design and operating effectiveness of the Company’s network of cybersecurity controls in accordance with the NIST Framework. The results of the assessment are periodically shared with the Cyber Committee and the Audit Committee.
The Company’s cybersecurity environment is also subject to routine vulnerability assessment processes. Internal and external teams, including the Cyber Committee, conduct activities such as penetration testing, red teaming, tabletop exercises and phishing drills. Results are measured and assessed for possible improvements. In addition to these ongoing efforts, the Company has a set of third-party risk management tools through which it monitors for cybersecurity risks and threats associated with its third-party service providers. The Incident Response Plan includes processes that define how the Company manages and responds to such risks or threats associated with its third-party service providers.
The Company contracts with reputable third parties to conduct annual external assessments of its cybersecurity program and its components. Government agencies and their contracted agents also conduct periodic reviews in certain jurisdictions where the Company operates. Insurance agents, customers and other market participants routinely assess the Company’s security posture relative to their own standards.
Security Policy and Requirements
The Company has an Information Security Policy and Information Security Standards, which, taken together, describe the standards and minimum requirements that are expected of all business and information security personnel to protect the Company’s information and technology assets. The policy provides a framework guided by security principles designed to address the confidentiality, integrity and availability of the Company’s information assets in the context of internal, external, deliberate and accidental threats, while supporting the Company’s information creation and sharing needs.
The Company is subject to various privacy laws in the jurisdictions where it operates including CCPA and GDPR, as well as U.S. Federal regulation by the FTC, for certain privacy-related aspects of its business, and the Sarbanes-Oxley Act of 2002. The
36     MOODY'S 2023 10-K

Company is audited in connection with requirements set forth in the Sarbanes-Oxley Act of 2002, and Moody’s Analytics obtains third-party audits in connection with ISO 27001 and SOC 2 certification and attestation reports, respectively, for certain products. As previously mentioned, the Company also aligns with NIST standards in connection with information security, which it uses to evaluate its cybersecurity readiness and resilience, and is required to make various filings and comply with requirements in certain jurisdictions in which it operates.
The Company’s cybersecurity program also includes an information security training and awareness program called InfoSafe for all employees. The program includes annual certification to having read and understood the Company's IT Use Policy, continuing education on phishing awareness, regular communications about cybersecurity best practices, and participation in annual events like Cybersecurity Awareness Month. Employees are expected to complete annual cybersecurity training, and compliance is monitored. The Company uses general and targeted phishing simulations to help employees better recognize and respond to potential threats. The training program is further enhanced by cybersecurity experts speaking at educational events. The Company also offers specialized training modules on emerging cybersecurity threats for its software development teams. The Company’s IT Use Policy outlines a detailed escalation process under which employees are to immediately report any suspected cybersecurity incident.
The cybersecurity threat landscape is dynamic and volatile, and requires significant investment on the part of the Company in terms of talent recruitment and retention, as well as procuring and deploying the correct tools to address threats. Additional information on cybersecurity risks is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Technology Risks,” which should be read in conjunction with the foregoing information.
ITEM 2.     PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007. As of December 31, 2023, Moody’s operations were conducted from 31 U.S. offices and 81 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.     LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements,” Note 21 “Contingencies” in this Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	154,055	$315.47	143,847	$527 million
November 1- 30	281,831	$341.59	280,953	$431 million
December 1- 31	190,073	$378.28	189,577	$359 million
Total	625,959	$346.80	614,377
(1)Includes surrender to the Company of 10,208; 878; and 496 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months.
On February 7, 2022, the Board of Directors authorized $750 million of share repurchase authority. At December 31, 2023, there was approximately $359 million of share repurchase authority remaining under this authorization. On February 5, 2024, the Board of Directors authorized an additional $1 billion in share repurchase authority. There is no established expiration date for the remaining authorizations.
During the fourth quarter of 2023, Moody’s issued a net 100 thousand shares under employee stock-based compensation plans.
MOODY'S 2023 10-K     37

COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2024 was 1,461. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2023, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,732,417	(1)	$212.29	19,736,943	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	2,732,417		$212.29	19,736,943
(1)Includes 2,065,581 options and unvested restricted stock units outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, 66,855 options and unvested restricted stock units outstanding under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan and 5,841 unvested restricted stock units outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 594,140 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout of 200% of the target award for performance shares granted in 2021, 2022 and 2023. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 297,070.
(2)Does not reflect unvested restricted stock units or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 15,956,514 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 10,173,336 may be issued as awards of unrestricted shares, restricted stock, restricted stock units, performance shares or any other stock-based awards under the 2001 Stock Incentive Plan, 449,049 shares available for issuance as options or restricted stock units under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan, 866,673 shares available for issuance as options, shares of restricted stock, restricted stock units or performance shares under the 1998 Directors Plan, and 2,464,707 shares available for issuance under the Company’s Employee Stock Purchase Plan.
38     MOODY'S 2023 10-K

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Composite Index and the Russell 3000 Financial Services Index.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2018. The comparison also assumes the reinvestment of dividends, if any. The total return for the Company's common stock was 192% during the performance period as compared with a total return during the same period of 107% and 97% for the S&P 500 Composite Index and the Russell 3000 Financial Services Index, respectively.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the Standard & Poor’s 500 Composite Index, and
the Russell 3000 Financial Services Index

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Moody’s Corporation	$100.00	$171.25	$211.11	$286.21	$206.05	$291.60
S&P 500 Composite Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Russell 3000—Financial Services Index	$100.00	$137.65	$136.25	$187.43	$160.35	$196.70
The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
MOODY'S 2023 10-K     39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 65 and Item 1A. “Risk Factors” commencing on page 25 for a discussion of uncertainties, risks and other factors associated with these statements.
The Company
Moody’s is a global integrated risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Moody’s reports in two segments: MA and MIS.
MA is a global provider of: i) research and insights; ii) data and information; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
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
Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company continues to monitor current macroeconomic and geopolitical uncertainties that have contributed to volatility in rated issuance volumes, which began in 2022 and have continued into 2023. These uncertainties include, but are not limited to: i) inflation levels; ii) higher interest rates; and iii) volatility in the global capital markets partly resulting from the ongoing military conflicts further discussed below and the failures of certain banking institutions in the first half of 2023. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. While market volatility has resulted in suppressed rated issuance volumes in certain sectors, the Company believes that these suppressed volumes are predominantly transitory in nature. However, due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future rated issuance volumes. Refer to Item 1A. “Risk Factors” for further disclosure relating to these risks.
Military Conflicts
The Company continues to closely monitor the impact of the ongoing Russia-Ukraine military conflict and the military conflict in Israel and surrounding areas on all aspects of its business. In response to the Russia-Ukraine military conflict, the Company is no longer conducting commercial operations in Russia for both MA and MIS and is complying with all applicable regulatory restrictions set forth by authorities in the jurisdictions in which Moody's operates. Furthermore, the Company also has withdrawn MIS credit ratings on Russian entities.
While Moody's operations and net assets in Russia and Israel and surrounding areas are not material, broader global market volatility, which partially relates to uncertainties surrounding these military conflicts, has contributed and may continue to contribute to volatility in rated issuance volumes. This impact on rated issuance volumes is more fully discussed in the "Results of Operations" section of this MD&A. The Company is unable to predict either the near-term or longer-term impact that the conflicts may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of the conflicts and their broader potential macroeconomic impact.
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
Goodwill and Other Acquired Intangible Assets
At July 31st of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MA and MIS), or one level below an operating segment (i.e., a component of an operating segment).
40     MOODY'S 2023 10-K

The Company has four reporting units: two reporting units within MA consisting of businesses that offer: i) data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions, and two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations).
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
Annual goodwill impairment assessment performed at July 31, 2023
At July 31, 2023, the Company performed qualitative assessments for each of the four reporting units. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
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
MOODY'S 2023 10-K     41

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
The Company is subject to tax audits in the U.S. and various foreign jurisdictions. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of liabilities for UTPs. The Company classifies interest related to income taxes as a component of interest expense in the Company’s consolidated financial statements and associated penalties, if any, as part of other non-operating expenses.
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
42     MOODY'S 2023 10-K

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
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2023 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
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
When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2023 that have not been recognized in annual expense are $72 million, and Moody’s expects the net periodic expense related to the amortization of net actuarial (losses)/gains will be immaterial in 2024.
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
MOODY'S 2023 10-K     43

amortization. As of December 31, 2023, the Company has an unrecognized loss of $71 million, of which $10 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets component of 2024 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2024 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2024 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2024	Estimated Impact on 2024 Income before Provision for Income Taxes (Decrease)/Increase
Weighted Average Discount Rates (1)	4.73%/4.75%	$(4)
Weighted Average Assumed Compensation Growth Rate	3.60%	$1
Assumed Long-Term Rate of Return on Pension Assets	6.10%	$(5)
(1)Weighted average discount rates of 4.73% and 4.75% for pension plans and Other Retirement Plans, respectively.
Based on current projections, the Company estimates that expenses related to Retirement Plans will be immaterial in 2024.
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
Reportable Segments
The Company is organized into two reportable segments at December 31, 2023: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 22 to the consolidated financial statements.
44     MOODY'S 2023 10-K

Results of Operations
This section of this Form 10-K generally discusses the year ended December 31, 2023 and 2022 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2021 financial results and year-to-year comparisons between the years ended December 31, 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
MOODY'S 2023 10-K     45

Year ended December 31, 2023 compared with year ended December 31, 2022
Executive Summary
The following table provides an executive summary of key operating results for the year ended December 31, 2023. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Year Ended December 31,
Financial measure:	2023	2022	% Change Favorable / (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$5,916	$5,468	8%	— reflects growth in both segments
MA external revenue	$3,056	$2,769	10%
— sustained demand for KYC solutions, as well as continued growth from insurance products and SaaS-based banking offerings;
— ongoing strong retention for ratings data feeds; and
— elevated usage and demand for credit and economic research

MIS external revenue	$2,860	$2,699	6%
— increased investment-grade/speculative-grade corporate debt issuance coupled with higher infrastructure finance issuance relative to suppressed activity in the prior year; and
— increases in banking-related revenue mainly due to favorable mix of infrequent issuers, as well as higher issuance volumes; partially offset by
— declines across most asset classes in SFG reflecting a decrease in securitization activity amidst capital market volatility

Total operating and SG&A expenses	$3,319	$3,140	(6%)
— higher incentive compensation accruals and performance-based equity compensation aligned with actual/expected financial and operating performance; and
— higher salaries and benefits, primarily reflecting hiring and salary increases in MA to support business growth

Depreciation and amortization	$373	$331	(13%)	— higher amortization relating to internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$87	$114	24%	— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 11 to the consolidated financial statements
Total non-operating (expense) income, net	$(202)	$(123)	(64%)
— higher realized losses of $81 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 7 to the consolidated financial statements);
— a $70 million gain on extinguishment of debt in in the prior year; and
— a $20 million net increase in foreign exchange losses recorded during the year; partially offset by
— an increase in interest income of $48 million related to higher cash balances and interest yields;
— higher gains on certain of the Company's investments of $28 million; and
— a $22 million benefit related to the resolutions of tax matters in the first quarter of 2023

Operating Margin	36.1%	34.4%	170BPS	— operating margin and Adjusted Operating Margin(1) expansion is primarily due to revenue growth, partially offset by increases in operating and SG&A costs
Adjusted Operating Margin(1)	43.9%	42.6%	130BPS
ETR	16.9%	21.9%	500BPS	— lower ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$8.73	$7.44	17%
— increase in Diluted EPS and Adjusted Diluted EPS(1) is mostly attributable to growth in operating income/Adjusted Operating Income(1) coupled with a $0.76/share benefit related to the resolutions of tax matters in the first quarter of 2023, compared to $0.12/share for similar matters in the first quarter of 2022

Adjusted Diluted EPS(1)	$9.90	$8.57	16%
46     MOODY'S 2023 10-K

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
United States	$3,098	$2,873	8%
Non-U.S.:
EMEA	1,848	1,682	10%
Asia-Pacific	577	556	4%
Americas	393	357	10%
Total Non-U.S.	2,818	2,595	9%
Total	5,916	5,468	8%
Expenses:
Operating	1,687	1,613	(5%)
SG&A	1,632	1,527	(7%)
Depreciation and amortization	373	331	(13%)
Restructuring	87	114	24%
Total	3,779	3,585	(5%)
Operating income	2,137	1,883	13%
Adjusted Operating Income (1)	2,597	2,328	12%
Interest expense, net	(251)	(231)	(9%)
Other non-operating income, net	49	38	29%
Gain on extinguishment of debt	—	70	(100%)
Non-operating (expense) income, net	(202)	(123)	(64%)
Net income attributable to Moody’s	$1,607	$1,374	17%
Diluted weighted average shares outstanding	184.0	184.7	—%
Diluted EPS attributable to Moody’s common shareholders	$8.73	$7.44	17%
Adjusted Diluted EPS (1)	$9.90	$8.57	16%
Operating margin	36.1%	34.4%
Adjusted Operating Margin (1)	43.9%	42.6%
ETR	16.9%	21.9%
GLOBAL REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

Global revenue ⇑ $448 million	U.S. Revenue ⇑ $225 million	Non-U.S. Revenue ⇑ $223 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
MOODY'S 2023 10-K     47

Operating Expense ⇑ $74 million

Compensation expenses of $1,224 million increased $73 million primarily reflecting:	Non-compensation expenses of $463 million increased $1 million:
— an increase in incentive compensation accruals and performance-based equity compensation that aligns with actual/projected financial and operating performance; and	— expenses were generally in line with the prior year and reflective of disciplined cost management
— higher salaries and benefits that reflects hiring and salary increases, primarily in MA to support continued growth in the business.

SG&A Expense ⇑ $105 million

Compensation expenses of $1,016 million increased $111 million reflecting:	Non-compensation expenses of $616 million decreased $6 million:
— an increase in incentive compensation accruals and performance-based equity compensation that aligns with actual/projected financial and operating performance; and	— expenses were generally in line with prior year and reflective of disciplined cost management
— an increase in salaries and benefits that reflects headcount growth and annual salary increases, primarily to support business growth in MA

48     MOODY'S 2023 10-K

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

Operating margin 36.1%, up 170 BPS	Adjusted Operating Margin 43.9%, up 130 BPS
Operating Margin and Adjusted Operating Margin(1) expansion primarily reflects revenue growth offset by an increase in operating and SG&A expenses.

Interest Expense, net ⇑ $20 million	Other non-operating income ⇑ $11 million

Increase in expense is primarily due to:	The most notable drivers of the increase in income are:
— higher realized losses of $81 million on fixed-to-floating interest rate swaps resulting from higher interest rates (more fully discussed in Note 7 to the consolidated financial statements); partially offset by
— higher gains on certain of the Company's investments of $28 million; partially offset by

— a $20 million net increase in foreign currency losses mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year, partially offset by foreign currency translation losses reclassified to earnings in 2022 resulting from the Company no longer conducting commercial operations in Russia.

— higher interest income of $48 million reflecting higher cash balances and interest yields; and
— a $22 million benefit related to the resolutions of tax matters in the first quarter of 2023.

Gain on extinguishment of debt
The gain in the prior year relates to the early redemption of a portion of the 2.55% 2020 Senior Notes, Due 2060.

ETR ⇓ 500BPS
The decrease in the ETR primarily reflects the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions in the first quarter of 2023, which resulted in a decrease to the provision for income taxes of $113 million.

Diluted EPS ⇑ $1.29	Adjusted Diluted EPS ⇑ $1.33
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above. This is coupled with a $0.76/share benefit related to the resolutions of tax matters in the first quarter of 2023, compared to $0.12/share for similar matters in the first quarter of 2022.
MOODY'S 2023 10-K     49

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Decision Solutions (DS)	$1,383	$1,245	11%
Research and Insights (R&I)	884	812	9%
Data and Information (D&I)	789	712	11%
Total external revenue	3,056	2,769	10%
Intersegment revenue	13	8	63%
Total MA Revenue	3,069	2,777	11%
Expenses:
Operating and SG&A (external)	1,946	1,763	(10%)
Operating and SG&A (intersegment)	186	174	(7%)
Total operating and SG&A expense	2,132	1,937	(10%)
Adjusted Operating Income	$937	$840	12%
Adjusted Operating Margin	30.5%	30.2%

Depreciation and amortization	298	250	(19%)
Restructuring	59	49	(20%)
MOODY'S ANALYTICS REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

MA: Global revenue ⇑ $287 million	U.S. Revenue ⇑ $109 million	Non-U.S. Revenue ⇑ $178 million
The 10% increase in global MA revenue reflects growth both in the U.S. (9%) and internationally (12%) across all LOBs.
–ARR(2) increased 10% reflecting strong growth across all LOBs.

50     MOODY'S 2023 10-K

DECISION SOLUTIONS REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

DS: Global revenue ⇑ $138 million	U.S. Revenue ⇑ $58 million	Non-U.S. Revenue ⇑ $80 million
Global DS revenue for the for the years ended December 31, 2023 and 2022 was comprised as follows:
Global DS revenue grew 11% and reflects increases in both the U.S. (11%) and internationally (11%).
The most notable drivers of the growth reflect:
–continued demand for KYC solutions reflecting increased counterparty risk data usage, including new sales growth from corporates, governments, and insurers, which also drove ARR(2) growth of 17%;
–growth in subscription-based revenue for actuarial modeling and regulatory reporting tools that support customers' compliance with certain international accounting standards relating to insurance contracts, which resulted in ARR(2) growth of 11%; and
–growth across banking offerings following Moody's investments in SaaS-based solutions, which also resulted in ARR(2) growth of 9%.
The aforementioned factors contributed to overall ARR(2) growth for DS of 11%.
MOODY'S 2023 10-K     51

RESEARCH AND INSIGHTS REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

R&I: Global revenue ⇑ $72 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇑ $52 million
Global R&I revenue increased 9% compared to 2022 and reflects growth in both the U.S. (4%) and internationally (15%).
The most notable drivers of growth reflect:
–increased demand for credit default models and economic analytics, partially due to banking stress events in the first quarter; and
–steady sales growth and strong retention from the CreditView product offering.
The aforementioned factors contributed to overall ARR(2) growth for R&I of 7%.
DATA AND INFORMATION REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $77 million	U.S. Revenue ⇑ $31 million	Non-U.S. Revenue ⇑ $46 million
Global D&I revenue increased 11% compared to 2022 and reflects growth in both the U.S. (12%) and internationally (10%), mainly driven by:
–continued strong retention and new sales for ratings feeds coupled with higher price realization; and
–increased demand for company data.
The aforementioned factors also contributed to ARR(2) growth of 10% for D&I.
52     MOODY'S 2023 10-K

MA: Operating and SG&A Expense ⇑ $183 million

Compensation expenses of $1,238 million increased $122 million:	Non-compensation expenses of $708 million increased $61 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases to support business growth; and	— the increase is mostly attributable to operating growth, including investments to support technology, innovation and product development.
— the increase in incentive and performance-based equity compensation aligns with actual/expected financial and operational performance as well as headcount growth.

MA: Adjusted Operating Margin 30.5% ⇑ 30BPS
The modest Adjusted Operating Margin expansion for MA is primarily due to the 10% increase in global MA revenue, offset by a 10% increase in operating and SG&A expenses.

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

MOODY'S 2023 10-K     53

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2023	2022
Revenue:
Corporate finance (CFG)	$1,404	$1,269	11%
Structured finance (SFG)	405	462	(12%)
Financial institutions (FIG)	545	491	11%
Public, project and infrastructure finance (PPIF)	476	431	10%
Total ratings revenue	2,830	2,653	7%
MIS Other	30	46	(35%)
Total external revenue	2,860	2,699	6%
Intersegment royalty	186	174	7%
Total	3,046	2,873	6%
Expenses:
Operating and SG&A (external)	1,373	1,377	—%
Operating and SG&A (intersegment)	13	8	(63%)
Total operating and SG&A expense	1,386	1,385	—%
Adjusted Operating Income	$1,660	$1,488	12%
Adjusted Operating Margin	54.5%	51.8%

Depreciation and amortization	75	81	7%
Restructuring	28	65	57%
The following chart presents changes in rated issuance volumes compared to 2022. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

54     MOODY'S 2023 10-K

MOODY'S INVESTORS SERVICE REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

MIS: Global revenue ⇑ $161 million	U.S. Revenue ⇑ $116 million	Non-U.S. Revenue ⇑ $45 million
The increase in global MIS revenue reflects growth in CFG, FIG and PPIF revenue being partly offset by declines in SFG activity across most asset classes.
CFG REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

CFG: Global revenue ⇑ $135 million	U.S. Revenue ⇑ $120 million	Non-U.S. Revenue ⇑ $15 million
Global CFG revenue for the years ended December 31, 2023 and 2022 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
MOODY'S 2023 10-K     55

The growth in CFG revenue reflected increases in both the U.S (14%) and internationally (3%).
Transaction revenue increased $115 million compared to the prior year, with the most notable drivers reflecting:
–higher leveraged finance (speculative-grade bonds and bank loans) and investment-grade rated issuance volumes reflecting both refinancing activity and issuance to fund M&A transactions compared to suppressed issuance activity in these sectors in the prior year.
SFG REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

SFG: Global revenue ⇓ $57 million	U.S. Revenue ⇓ $56 million	Non-U.S. Revenue ⇓ $1 million
Global SFG revenue for the years ended December 31, 2023 and 2022 was comprised as follows:
The decrease in SFG revenue of 12% reflected declines in both the U.S. (18%) and internationally (1%). Transaction revenue decreased $72 million compared to 2022.
The decline in SFG revenue reflected lower securitization activity across most asset classes, most notably in CMBS, resulting from higher credit spreads and market volatility given ongoing geopolitical and macroeconomic uncertainties.
56     MOODY'S 2023 10-K

FIG REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________

FIG: Global revenue ⇑ $54 million	U.S. Revenue ⇑ $30 million	Non-U.S. Revenue ⇑ $24 million
Global FIG revenue for the years ended December 31, 2023 and 2022 was comprised as follows:
The increase in FIG revenue of 11% reflected growth in both the U.S. (13%) and internationally (9%) which resulted in a $43 million increase in transaction revenue compared to 2022.
The most notable drivers of the increase reflected:
–a favorable mix of infrequent issuers within the banking sector coupled with higher rated issuance volumes; and
–higher rated issuance volumes in the insurance sector.
PPIF REVENUE
2023---------------------------------------------------------------------------------------2022
________________________________________________________________________________________________________
MOODY'S 2023 10-K     57

PPIF: Global revenue ⇑ $45 million	U.S. Revenue ⇑ $26 million	Non-U.S. Revenue ⇑ $19 million
Global PPIF revenue for the years ended December 31, 2023 and 2022 was comprised as follows:
The 10% increase in PPIF revenue reflected growth in both the U.S. (10%) and internationally (12%), which resulted in an increase in transaction revenue of $38 million compared to 2022.
The most notable drivers of the growth were:
–increases in investment-grade infrastructure finance activity in the U.S. and internationally; and
–higher U.S. and international public finance activity.

MIS: Operating and SG&A Expense ⇓ $4 million

Compensation expenses of $1,003 million increased $63 million:	Non-compensation expenses of $370 million decreased $67 million:
— the increase in incentive compensation accruals and stock-based compensation is aligned with actual/projected financial and operating performance.	— the decrease in non-compensation costs is primarily due to ongoing disciplined cost management.

Restructuring
The restructuring charges in both periods relate to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 11 to the consolidated financial statements.

MIS: Adjusted Operating Margin 54.5% ⇑ 270BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 6% increase in revenue coupled with ongoing disciplined cost management.
58     MOODY'S 2023 10-K

Market Risk
FX risk:
Moody’s maintains a presence in more than 40 countries. In 2023, approximately 41% of the Company’s revenue and approximately 38% of the Company's expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2023, approximately 52% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
The effects of revaluing assets and liabilities that are denominated in currencies other than a subsidiary’s functional currency are charged to other non-operating income, net in the Company’s consolidated statements of operations. Accordingly, the Company enters into foreign exchange forward contracts to partially mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. The following table shows the impact to the fair value of the forward contracts if currencies being purchased were to weaken by 10%:

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$52 million unfavorable impact
U.S. dollar	Canadian dollar	$14 million unfavorable impact
U.S. dollar	Euro	$6 million unfavorable impact
U.S. dollar	Singapore dollar	$5 million unfavorable impact
U.S. dollar	Indian rupee	$2 million unfavorable impact
U.S. dollar	Japanese yen	$1 million unfavorable impact
Canadian dollar	U.S. dollar	$2 million favorable impact
$78 million unfavorable impact
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
Cross-currency swaps
As of December 31, 2023, the Company had cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries, for which the notional values and corresponding interest rates are disclosed in Note 7 to the consolidated financial statements located in Item 8 of this Form 10-K.
If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $321 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Euro-denominated debt
As of December 31, 2023, the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $138 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.
MOODY'S 2023 10-K     59

Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the SOFR-based swap rate would result in an approximate $275 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.
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
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable/ (unfavorable)
	2023	2022
Net cash provided by operating activities	$2,151	$1,474	$677
Net cash used in investing activities	$(247)	$(262)	$15
Net cash used in financing activities	$(1,584)	$(1,208)	$(376)
Free Cash Flow (1)	$1,880	$1,191	$689
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities increased by $677 million compared to the prior year, partly related to an increase in net income of $234 million (see section entitled “Results of Operations” of this MD&A for further discussion).
Additionally, the increase in operating cash flow reflects:
–higher income tax payments in the prior year of $144 million;
–approximately $140 million in higher incentive compensation payments in 2022 (based on full-year 2021 financial and operating results) compared to payments made in the current year (based on full-year 2022 financial and operating results); and
–the remaining increase is primarily due to various changes in working capital.
Net cash used in investing activities
The $15 million decrease in cash flows used in investing activities compared to 2022 primarily reflects:
–higher cash paid of $94 million in the prior year for acquisitions, primarily reflecting the acquisition of kompany in 2022;
–higher net purchases of investments in non-consolidated affiliates in the prior year of $80 million, reflecting the purchase of Moody's equity interest in GCR in the prior year; and
–higher net sales of investments in 2023 of $49 million;
mostly offset by:
60     MOODY'S 2023 10-K

–higher net cash receipts of $220 million in 2022 relating to the settlement of net investment hedges.
Net cash used in financing activities
The $376 million increase in cash used in financing activities was primarily attributed to:
–debt repayments of $500 million in 2023, compared to net issuance of $362 million in the prior year (refer to the section "Material Cash Requirements" below for further discussion on the Company's financing arrangements);
partially offset by:
–higher cash paid for treasury share repurchases in 2022 of $493 million, which includes payment for shares made under an ASR agreement executed in the first quarter of 2022.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at December 31, 2023 included approximately $1.7 billion located outside of the U.S. Approximately 43% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in EUR and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At December 31, 2023, Moody’s had $7.0 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2023 is as follows:
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $5.0 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter. For additional information on the Company's outstanding debt, CP program and 2021 Facility, refer to Note 18 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of December 31, 2023, these purchase obligations totaled $788 million, of which approximately 40% is expected to be paid in the next twelve months and another approximate 45% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
MOODY'S 2023 10-K     61

Leases
The Company has remaining payments related to its operating leases of $442 million at December 31, 2023, primarily related to real estate leases, of which $118 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 20 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at December 31, 2023, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term. For further information on the Company's pension and other retirement plan obligations, refer to Note 15 to the consolidated financial statements.
Dividends and share repurchases
On February 5, 2024, the Board approved the declaration of a quarterly dividend of $0.85 per share for Moody’s common stock, payable March 15, 2024 to shareholders of record at the close of business on February 23, 2024. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 7, 2022, the Board approved $750 million in share repurchase authority. At December 31, 2023, the Company had approximately $359 million of remaining authority. On February 5, 2024, the Board of Directors authorized an additional $1 billion in share repurchase authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 11 to the consolidated financial statements, the Company has substantially completed the 2022 - 2023 Geolocation Restructuring Program. Future cash outlays associated with this program, which will consist of personnel-related costs, are expected to be $36 million, substantially all of which are expected to be paid through 2024.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2024. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.
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
62     MOODY'S 2023 10-K

	Year ended December 31,
	2023	2022
Operating income	$2,137	$1,883
Adjustments:
Depreciation and amortization	373	331
Restructuring	87	114
Adjusted Operating Income	$2,597	$2,328
Operating margin	36.1%	34.4%
Adjusted Operating Margin	43.9%	42.6%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) a gain on the extinguishment of debt; and iv) FX translation losses reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments, the gain on extinguishment of debt, and FX translation losses reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2023		2022
Net income attributable to Moody’s common shareholders		$1,607		$1,374
Pre-tax Acquisition-Related Intangible Amortization Expenses	$198		$200
Tax on Acquisition-Related Intangible Amortization Expenses	(48)		(47)
Net Acquisition-Related Intangible Amortization Expenses		150		153
Pre-tax restructuring	$87		$114
Tax on restructuring	(22)		(26)
Net restructuring		65		88
Pre-tax gain on extinguishment of debt	$—		$(70)
Tax on gain on extinguishment of debt	—		17
Net gain on extinguishment of debt		—		(53)
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		20
Adjusted Net Income		$1,822		$1,582
MOODY'S 2023 10-K     63

	Year ended December 31,
	2023		2022
Diluted earnings per share attributable to Moody’s common shareholders		$8.73		$7.44
Pre-tax Acquisition-Related Intangible Amortization Expenses	$1.08		$1.08
Tax on Acquisition-Related Intangible Amortization Expenses	(0.26)		(0.25)
Net Acquisition-Related Intangible Amortization Expenses		0.82		0.83
Pre-tax restructuring	$0.47		$0.62
Tax on restructuring	(0.12)		(0.14)
Net restructuring		0.35		0.48
Pre-tax gain on extinguishment of debt	$—		$(0.38)
Tax on gain on extinguishment of debt	—		0.09
Net gain on extinguishment of debt		—		(0.29)
FX losses resulting from the Company no longer conducting commercial operations in Russia		—		0.11
Adjusted Diluted EPS		$9.90		$8.57
Note: the tax impacts in the table above were calculated using tax rates in effect in the jurisdiction for which the item relates.
Free Cash Flow:
The Company defines Free Cash Flow as net cash provided by operating activities minus cash paid for capital additions. Management believes that Free Cash Flow is a useful metric in assessing the Company’s cash flows to service debt, pay dividends and to fund acquisitions and share repurchases. Management deems capital expenditures essential to the Company’s product and service innovations and maintenance of Moody’s operational capabilities. Accordingly, capital expenditures are deemed to be a recurring use of Moody’s cash flow. Below is a reconciliation of the Company’s net cash flows from operating activities to Free Cash Flow:

	Year ended December 31,
	2023	2022
Net cash provided by operating activities	$2,151	$1,474
Capital additions	(271)	(283)
Free Cash Flow	$1,880	$1,191
Net cash used in investing activities	$(247)	$(262)
Net cash used in financing activities	$(1,584)	$(1,208)
64     MOODY'S 2023 10-K

Key Performance Metrics:
The Company presents ARR on a constant currency organic basis for its MA business as a supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time. The Company uses ARR to manage and monitor performance of its MA operating segment and believes that this metric is a key indicator of the trajectory of MA's recurring revenue base.
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
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with GAAP.

Amounts in millions	December 31, 2023	December 31, 2022	Change	Growth
MA ARR
Decision Solutions
Banking	$418	$385	$33	9%
Insurance	533	482	51	11%
KYC	326	279	47	17%
Total Decision Solutions	$1,277	$1,146	$131	11%
Research and Insights	879	819	60	7%
Data and Information	806	733	73	10%
Total MA ARR	$2,962	$2,698	$264	10%
Recently Issued Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements located in Part II, Item 8 on this Form 10-K for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements,” Note 21 “Contingencies” in this Form 10-K.
Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 40 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
–the impact of general economic conditions (including significant government debt and deficit levels, and inflation and related monetary policy actions by governments in response to inflation) on worldwide credit markets and on economic activity, including on the volume of mergers and acquisitions, and their effects on the volume of debt and other securities issued in domestic and/or global capital markets;
MOODY'S 2023 10-K     65

–the uncertain effectiveness and possible collateral consequences of U.S. and foreign government initiatives and monetary policy to respond to the current economic climate, including instability of financial institutions, credit quality concerns, and other potential impacts of volatility in financial and credit markets;
–the global impacts of the Russia-Ukraine military conflict and the military conflict in Israel and the surrounding areas on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
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
–the impact of MIS’s withdrawal of its credit ratings on countries or entities within countries and of Moody’s no longer conducting commercial operations in countries where political instability warrants such actions;

–concerns in the marketplace affecting our credibility or otherwise affecting market perceptions of the integrity or utility of independent credit agency ratings;
–the introduction or development of competing and/or emerging technologies and products;
–pricing pressure from competitors and/or customers;
–the level of success of new product development and global expansion;
–the impact of regulation as an NRSRO, the potential for new U.S., state and local legislation and regulations;
–the potential for increased competition and regulation in the jurisdictions in which we operate, including the EU;
–exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which Moody’s may be subject from time to time;
–provisions in U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards applicable to CRAs in a manner adverse to CRAs;
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
–the outcome of any review by tax authorities of Moody’s global tax planning initiatives;
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
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2023, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the
66     MOODY'S 2023 10-K

Company assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 on page 59 of this annual report on Form 10-K.
ITEM 8.     FINANCIAL STATEMENTS
Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
MOODY'S 2023 10-K     67

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
Management of the Company evaluated and assessed the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of Moody's internal control over financial reporting as of December 31, 2023.

/s/ ROBERT FAUBER
Robert Fauber
President and Chief Executive Officer

/s/ CAROLINE SULLIVAN
Caroline Sullivan
Interim Chief Financial Officer, Chief Accounting Officer and Corporate Controller

February 14, 2024
68     MOODY'S 2023 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody's Corporation and subsidiaries (the Company) as December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

MOODY'S 2023 10-K     69

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Gross uncertain tax positions
As discussed in Note 17 to the consolidated financial statements, the Company has recorded uncertain tax positions (UTPs), excluding associated interest of $196 million as of December 31, 2023. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. We identified the assessment of the Company’s gross UTPs as a critical audit matter because complex judgment was required in evaluating the Company’s interpretation of tax laws and its estimate of the ultimate resolution of the tax positions.
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
New York, New York
February 14, 2024
70     MOODY'S 2023 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$5,916	$5,468	$6,218
Expenses
Operating	1,687	1,613	1,637
Selling, general and administrative	1,632	1,527	1,480
Depreciation and amortization	373	331	257
Restructuring	87	114	—
Total expenses	3,779	3,585	3,374
Operating income	2,137	1,883	2,844
Non-operating (expense) income, net
Interest expense, net	(251)	(231)	(171)
Other non-operating income, net	49	38	82
Gain on extinguishment of debt	—	70	—
Non-operating (expense) income, net	(202)	(123)	(89)
Income before provision for income taxes	1,935	1,760	2,755
Provision for income taxes	327	386	541
Net income	1,608	1,374	2,214
Less: Net income attributable to noncontrolling interests	1	—	—
Net income attributable to Moody’s	$1,607	$1,374	$2,214
Earnings per share
Basic	$8.77	$7.47	$11.88
Diluted	$8.73	$7.44	$11.78
Weighted average shares outstanding
Basic	183.2	183.9	186.4
Diluted	184.0	184.7	187.9
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2023 10-K     71

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,608			$1,374			$2,214
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$213	$(1)	$212	$(439)	$2	$(437)	$(303)	$11	$(292)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	20	—	20	—	—	—
Net gains (losses) on net investment hedges	(177)	45	(132)	219	(55)	164	319	(77)	242
Net investment hedges - reclassification of gains included in net income	—	—	—	—	—	—	(2)	1	(1)
Cash Flow Hedges:
Reclassification of losses included in net income	2	(1)	1	2	—	2	2	—	2
Pension and Other Retirement Benefits:
Amortization of actuarial gains/losses, prior service credits/costs, and settlement gain/charge included in net income	(3)	—	(3)	3	(1)	2	19	(5)	14
Net actuarial gains (losses)	(8)	2	(6)	(1)	1	—	73	(18)	55
Total Other Comprehensive Income (Loss)	$27	$45	$72	$(196)	$(53)	$(249)	$108	$(88)	$20
Comprehensive Income			1,680			1,125			2,234
Less: comprehensive loss attributable to noncontrolling interests			(4)			(16)			(2)
Comprehensive Income Attributable to Moody’s			$1,684			$1,141			$2,236
The accompanying notes are an integral part of the consolidated financial statements.
72     MOODY'S 2023 10-K

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$1,769
Short-term investments	63	90
Accounts receivable, net of allowances for credit losses of $35 in 2023 and $40 in 2022	1,659	1,652
Other current assets	489	583
Total current assets	4,341	4,094
Property and equipment, net of accumulated depreciation of $1,272 in 2023 and $1,123 in 2022	603	502
Operating lease right-of-use assets	277	346
Goodwill	5,956	5,839
Intangible assets, net	2,049	2,210
Deferred tax assets, net	258	266
Other assets	1,138	1,092
Total assets	$14,622	$14,349
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,076	$1,011
Current portion of operating lease liabilities	108	106
Deferred revenue	1,316	1,258
Total current liabilities	2,500	2,375
Non-current portion of deferred revenue	65	75
Long-term debt	7,001	7,389
Deferred tax liabilities, net	402	457
Uncertain tax positions	196	322
Operating lease liabilities	306	368
Other liabilities	676	674
Total liabilities	11,146	11,660
Contingencies (Note 21)
Shareholders’ equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2023 and December 31, 2022, respectively.	3	3
Capital surplus	1,228	1,054
Retained earnings	14,659	13,618
Treasury stock, at cost; 160,430,754 and 159,702,362 shares of common stock at December 31, 2023 and December 31, 2022, respectively	(12,005)	(11,513)
Accumulated other comprehensive loss	(567)	(643)
Total Moody’s shareholders’ equity	3,318	2,519
Noncontrolling interests	158	170
Total shareholders’ equity	3,476	2,689
Total liabilities and shareholders’ equity	$14,622	$14,349
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2023 10-K     73

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$1,608	$1,374	$2,214
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	373	331	257
Stock-based compensation	193	169	175
Deferred income taxes	(38)	48	(218)
Provision for credit losses on accounts receivable	22	25	13
ROU Asset impairment & other non-cash restructuring/impairment charges	35	29	—
FX translation losses reclassified to net income	—	20	—
(Gain)/loss on extinguishment of debt	—	(70)	13
Gain on sale/non-cash exchange of investments in non-consolidated affiliates	(4)	—	(36)
Changes in assets and liabilities:
Accounts receivable	(12)	9	(270)
Other current assets	119	(223)	(12)
Other assets	(69)	(48)	(26)
Lease obligations	(26)	(19)	(11)
Accounts payable and accrued liabilities	76	(161)	80
Deferred revenue	24	20	65
Unrecognized tax positions and other non-current tax liabilities	(129)	(33)	(184)
Other liabilities	(21)	3	(55)
Net cash provided by operating activities	2,151	1,474	2,005
Cash flows from investing activities
Capital additions	(271)	(283)	(139)
Purchases of investments	(143)	(246)	(171)
Sales and maturities of investments	162	216	145
Purchases of investments in non-consolidated affiliates	(5)	(74)	(266)
Sales of investments in non-consolidated affiliates	13	2	2
Cash paid for acquisitions, net of cash acquired	(3)	(97)	(2,179)
Receipts from settlements of net investment hedges	—	220	37
Payments for settlements of net investment hedges	—	—	(48)
Net cash used in investing activities	(247)	(262)	(2,619)
Cash flows from financing activities
Issuance of notes	—	988	1,672
Repayment of notes	(500)	(626)	(500)
Proceeds from stock-based compensation plans	50	26	38
Repurchase of shares related to stock-based compensation	(71)	(87)	(83)
Treasury shares	(490)	(983)	(750)
Dividends	(564)	(515)	(463)
Dividends to noncontrolling interests	(9)	(1)	(5)
Debt issuance costs, extinguishment costs and related fees	—	(10)	(31)
Net cash used in financing activities	(1,584)	(1,208)	(122)
Effect of exchange rate changes on cash and cash equivalents	41	(46)	(50)
Increase (decrease) in cash and cash equivalents	361	(42)	(786)
Cash and cash equivalents, beginning of period	1,769	1,811	2,597
Cash and cash equivalents, end of period	$2,130	$1,769	$1,811
The accompanying notes are an integral part of the consolidated financial statements.
74     MOODY'S 2023 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2020	342.9	$3	$735	$11,011	(155.8)	$(9,748)	$(432)	$1,569	$194	$1,763
Net income				2,214				2,214	—	2,214
Dividends ($2.48 per share)				(463)				(463)	(3)	(466)
Stock-based compensation			175					175		175
Shares issued for stock-based compensation plans at average cost, net			(25)		0.7	(15)		(40)		(40)
Treasury shares repurchased			—		(2.2)	(750)		(750)		(750)
Currency translation adjustment, net of net investment hedge activity (net of tax of $65 million)							(49)	(49)	(2)	(51)
Net actuarial gains (net of tax of $18 million)							55	55		55
Amortization of prior service costs/ actuarial losses and settlement charge (net of tax of $5 million)							14	14		14
Amortization of losses on cash flow hedges							2	2		2
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2023 10-K     75

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
76     MOODY'S 2023 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				1,607				1,607	1	1,608
Dividends ($3.08 per share)				(566)				(566)	(9)	(575)
Stock-based compensation			193					193		193
Shares issued for stock-based compensation plans at average cost, net			(19)		0.8	—		(19)		(19)
Treasury shares repurchased, inclusive of excise tax			—		(1.5)	(492)		(492)		(492)
Currency translation adjustment, net of net investment hedge activity (net of tax of $44 million)							84	84	(4)	80
Net actuarial losses (net of tax of $2 million)							(6)	(6)		(6)
Amortization of prior service credits/ actuarial gains and settlement gain							(3)	(3)		(3)
Amortization of losses on cash flow hedges (net of tax of $1 million)							1	1		1
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S 2023 10-K     77

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollar and share amounts in millions, except per share data)
NOTE 1        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a global provider of integrated perspectives on risk that empowers organizations and investors to make better decisions. Moody’s reports in two reportable segments: MA and MIS.
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
During the first quarter of 2023, the Company modified the contractual terms of certain of its interest rate swaps designated as fair value hedges and cross-currency swaps designated as net investment hedges. These modifications replaced the previous LIBOR/EURIBOR-based reference rates included in the swap agreements to SOFR/ESTR-based rates. Pursuant to the modification of the contractual terms of these instruments, the Company utilized the optional expedients set forth in ASC Topic 848 relating to derivative instruments used in hedging relationships. The aggregate notional amounts of these swaps is disclosed in Note 7.
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
Prior year revenue by LOB disclosures have been reclassified to conform to this new presentation, which is disclosed in Note 3.
NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis whereby the Company records its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received reduce the carrying amount of the investment. Equity investments without a readily determinable fair value for which the Company does not have significant influence are accounted for under the ASC Topic 321 measurement alternative; these investments are recorded at initial cost, less impairment, adjusted upward or downward for any observable price changes in similar investments. The Company applies the guidelines set forth in ASC Topic 810 assessing its interests in variable interest entities to decide whether to consolidate an entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under ASC Topic 810. The Company consolidates its ICRA subsidiaries on a three month lag.
Cash and Cash Equivalents
Cash equivalents principally consist of investments in money market deposit accounts and money market funds as well as certificates of deposit with maturities of three months or less when purchased.
Short-term Investments
Short-term investments are securities with maturities greater than 90 days at the time of purchase that are available for operations in the next 12 months. The Company’s short-term investments primarily consist of certificates of deposit and their cost
78     MOODY'S 2023 10-K

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
Computer Software Developed or Obtained for Internal Use
The Company capitalizes costs related to software developed or obtained for internal use. These assets, included in property and equipment in the consolidated balance sheets, relate to MA's SaaS-based solutions as well as the Company’s financial, website and other systems. Such costs generally consist of employee compensation, direct costs for third-party license fees and professional services provided by third parties, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives on a straight-line basis. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.
The Company also capitalizes implementation costs incurred in cloud computing arrangements (e.g., hosted arrangements) and depreciates the costs over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised or for which the exercise is controlled by the service provider. The Company classifies the amortization of capitalized implementation costs in the same line item in the consolidated statement of operations as the fees associated with the hosting service (i.e., operating and SG&A expense) and classifies the related payments in the consolidated statement of cash flows in the same manner as payments made for fees associated with the hosting service (i.e. cash flows from operating activities). In addition, the capitalization of implementation costs is reflected in the consolidated balance sheets consistent with the location of prepayment of fees for the hosting element (i.e., within other current assets or other assets).
Goodwill and Other Acquired Intangible Assets
Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MA and MIS), or one level below an operating segment (i.e., a component of an operating segment), annually as of July 31 or more frequently if impairment indicators arise in accordance with ASC Topic 350.
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
For purposes of assessing the recoverability of goodwill, the Company has four reporting units: two reporting units within MA consisting of businesses that offer: i) data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions and two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations).
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
MOODY'S 2023 10-K     79

Derivative Instruments and Hedging Activities
Based on the Company’s risk management policy, the Company may use derivative financial instruments to reduce exposure to changes in foreign exchange rates and interest rates. The Company does not enter into derivative financial instruments for speculative purposes. All derivative financial instruments are recorded on the consolidated balance sheets at their respective fair values on a gross basis. The changes in the value of derivatives that qualify as fair value hedges are recorded in the same income statement line item in earnings in which the corresponding adjustment to the carrying value of the hedged item is presented. The entire change in the fair value of derivatives that qualify as cash flow hedges is recorded to OCI and such amounts are reclassified from AOCI(L) to the same income statement line in earnings in the same period or periods during which the hedged transaction affects income. The Company assesses effectiveness for net investment hedges using the spot-method. The entire change in the fair value of derivatives that qualify as net investment hedges is initially recorded to OCI. Those changes in fair value attributable to components included in the assessment of hedge effectiveness in a net investment hedge are recorded in the currency translation adjustment component of OCI and remain in AOCI(L) until the period in which the hedged item affects earnings. Those changes in fair value attributable to components excluded from the assessment of hedge effectiveness in a net investment hedge are recorded to OCI and amortized to earnings using a systematic and rational method over the duration of the hedge. Any changes in the fair value of derivatives that the Company does not designate as hedging instruments under ASC Topic 815 are recorded in the consolidated statements of operations in the period in which they occur. Cash flows from derivatives are recognized in the consolidated statements of cash flows in a manner consistent with the recognition of the underlying hedged item.
Revenue Recognition and Costs to Obtain or Fulfill a Contract with a Customer
Revenue recognition:
Revenue is recognized when control of promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
When contracts with customers contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to each distinct performance obligation on a relative SSP basis. The Company determines the SSP by using the price charged for a deliverable when sold separately or uses management’s best estimate of SSP for goods or services not sold separately using estimation techniques that maximize observable data points, including: internal factors relevant to its pricing practices such as costs and margin objectives; standalone sales prices of similar products; pricing policies; percentage of the fee charged for a primary product or service relative to a related product or service; and geography.
Sales, usage-based, value added and other taxes are excluded from revenues.
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
Revenue from the sale of a software license, when considered distinct from the related software implementation services, is generally recognized at the time the product master or first copy is delivered or transferred to the customer. PCS is generally recognized ratably over the contractual period commencing when the software license is fully delivered. Revenue from installed software subscriptions, which includes PCS, is bifurcated into a software license performance obligation and a PCS performance obligation, which follow the patterns of recognition described above, except for those installed subscriptions where the software license and PCS performance obligations were determined to be incapable of being distinct from each other in accordance with ASC 606-10-25-19 and ASC 606-10-25-20. In such instances, revenue is recognized over time.
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
80     MOODY'S 2023 10-K

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
The Company capitalizes royalty costs within the MA segment related to third-party information data providers associated with hosted company information and business intelligence products. These costs are amortized to expense consistent with the recognition pattern of the related revenue over time.
In addition, the Company capitalizes work-in-process costs for in-progress MIS ratings, which is recognized consistent with the rendering of the related services to the customers, as ratings are issued.
Accounts Receivable Allowances
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are stratified based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information, and is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related) and reasonable and supportable forecasts about the future. The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.
Leases
The Company has operating leases, which substantially all relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the consolidated financial statements.
The Company determines if an arrangement meets the definition of a lease at contract inception. The Company recognizes in its consolidated balance sheets a lease liability and an ROU Asset for all leases with a lease term greater than 12 months. In determining the length of the lease term, the Company utilizes judgment in assessing the likelihood of whether it is reasonably certain that it will exercise an option to extend or early-terminate a lease, if such options are provided in the lease agreement.
ROU Assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU Assets and lease liabilities are recognized at the lease
MOODY'S 2023 10-K     81

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
82     MOODY'S 2023 10-K

average exchange rates for the year. For these foreign operations, currency translation adjustments are recorded to other comprehensive income.
Comprehensive Income
Comprehensive income represents the change in net assets of a business enterprise during a period due to transactions and other events and circumstances from non-owner sources including: foreign currency translation impacts; net actuarial gains and losses and net prior service costs related to pension and other retirement plans; and gains and losses on derivative instruments designated as net investment hedges or cash flow hedges. Comprehensive income items, including cumulative translation adjustments of entities that are less-than-wholly-owned subsidiaries, will be reclassified to noncontrolling interests and thereby, adjusting AOCI(L) proportionately in accordance with the percentage of ownership interest of the non-controlling shareholder. Additionally, the Company reclassifies the income tax effects from AOCI(L) at such time as the earnings or loss of the related activity are recognized in earnings.
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
Fair value is defined by the ASC Topic 820 as the price that would be received from selling an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The determination of this fair value is based on the principal or most advantageous market in which the Company could commence transactions and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.
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
For cash and cash equivalents, short-term investments and derivatives, the Company manages its credit exposure by limiting the amount of counterparty risk with any particular financial institution; limits are assigned to each counterparty based on perceived quality of credit and are monitored daily. Cash equivalents are held among various money market deposit accounts, money market
MOODY'S 2023 10-K     83

funds, and certificates of deposits as of December 31, 2023 and 2022. Short-term investments primarily consist of certificates of deposit as of December 31, 2023 and 2022. Derivatives primarily consist of foreign exchange forwards or swap contracts (interest rate swaps and cross-currency swaps) as of December 31, 2023 and 2022. For trade receivables, no customer accounted for 10% or more of accounts receivable at December 31, 2023 or 2022.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU No. 2023-07"), which expands segment disclosure requirements for public entities. ASU No. 2023-07 will require entities to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss. In addition, this ASU permits entities to disclose more than one measure of segment profit or loss used by the CODM. Additionally, disclosure of the CODM’s title and position will be required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Furthermore, all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis in addition to disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU No. 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 require entities to disclose additional income tax information, primarily related to greater disaggregation of the entity's ETR reconciliation and income taxes paid by jurisdiction disclosures. This ASU is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

84     MOODY'S 2023 10-K

NOTE 3        REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2023	2022	2021
MA:
Decision Solutions (DS)
Banking	$521	$481	$474
Insurance	550	504	245
KYC	312	260	217
Total DS	1,383	1,245	936
Research and Insights (R&I)	884	812	772
Data and Information (D&I)	789	712	698
Total external revenue	3,056	2,769	2,406
Intersegment revenue	13	8	7
Total MA	3,069	2,777	2,413
MIS:
Corporate finance (CFG)
Investment-grade	335	294	439
High-yield	150	108	411
Bank loans	292	275	606
Other accounts (1)	627	592	631
Total CFG	1,404	1,269	2,087
Structured finance (SFG)
Asset-backed securities	121	116	118
RMBS	92	106	123
CMBS	60	98	102
Structured credit	129	140	215
Other accounts (SFG)	3	2	2
Total SFG	405	462	560
Financial institutions (FIG)
Banking	378	337	411
Insurance	123	113	145
Managed investments	32	28	36
Other accounts (FIG)	12	13	10
Total FIG	545	491	602
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	205	197	244
Project and infrastructure	271	234	277
Total PPIF	476	431	521
Total ratings revenue	2,830	2,653	3,770
MIS Other	30	46	42
Total external revenue	2,860	2,699	3,812
Intersegment royalty	186	174	165
Total MIS	3,046	2,873	3,977
Eliminations	(199)	(182)	(172)
Total MCO	$5,916	$5,468	$6,218
(1)Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
MOODY'S 2023 10-K     85

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$577	$806	$1,383	$519	$726	$1,245	$387	$549	$936
Research and Insights	490	394	884	470	342	812	426	346	772
Data and Information	281	508	789	250	462	712	226	472	698
Total MA	1,348	1,708	3,056	1,239	1,530	2,769	1,039	1,367	2,406
MIS:
Corporate finance	952	452	1,404	832	437	1,269	1,384	703	2,087
Structured finance	252	153	405	308	154	462	364	196	560
Financial institutions	253	292	545	223	268	491	289	313	602
Public, project and infrastructure finance	292	184	476	266	165	431	304	217	521
Total ratings revenue	1,749	1,081	2,830	1,629	1,024	2,653	2,341	1,429	3,770
MIS Other	1	29	30	5	41	46	3	39	42
Total MIS	1,750	1,110	2,860	1,634	1,065	2,699	2,344	1,468	3,812
Total MCO	$3,098	$2,818	$5,916	$2,873	$2,595	$5,468	$3,383	$2,835	$6,218

The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2023	2022	2021
MA:
U.S.	$1,348	$1,239	$1,039
Non-U.S.:
EMEA	1,169	1,034	955
Asia-Pacific	306	285	246
Americas	233	211	166
Total Non-U.S.	1,708	1,530	1,367
Total MA	3,056	2,769	2,406
MIS:
U.S.	1,750	1,634	2,344
Non-U.S.:
EMEA	679	648	930
Asia-Pacific	271	271	357
Americas	160	146	181
Total Non-U.S.	1,110	1,065	1,468
Total MIS	2,860	2,699	3,812
Total MCO	$5,916	$5,468	$6,218

86     MOODY'S 2023 10-K

The following table summarizes the split between transaction and recurring revenue:

	Year Ended December 31,
	2023				2022			2021
	Transaction		Recurring	Total	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$169		$1,214	$1,383	$153	$1,092	$1,245	$147	$789	$936
	12%		88%	100%	12%	88%	100%	16%	84%	100%
Research and Insights	$16		$868	$884	$17	$795	$812	$19	$753	$772
	2%		98%	100%	2%	98%	100%	2%	98%	100%
Data and Information	$3		$786	$789	$—	$712	$712	$4	$694	$698
	—%		100%	100%	—%	100%	100%	1%	99%	100%
Total MA	$188	(1)	$2,868	$3,056	$170	$2,599	$2,769	$170	$2,236	$2,406
	6%		94%	100%	6%	94%	100%	7%	93%	100%
Corporate Finance	$887		$517	$1,404	$772	$497	$1,269	$1,600	$487	$2,087
	63%		37%	100%	61%	39%	100%	77%	23%	100%
Structured Finance	$190		$215	$405	$262	$200	$462	$362	$198	$560
	47%		53%	100%	57%	43%	100%	65%	35%	100%
Financial Institutions	$254		$291	$545	$211	$280	$491	$320	$282	$602
	47%		53%	100%	43%	57%	100%	53%	47%	100%
Public, Project and Infrastructure Finance	$301		$175	$476	$263	$168	$431	$354	$167	$521
	63%		37%	100%	61%	39%	100%	68%	32%	100%
MIS Other	$6		$24	$30	$4	$42	$46	$4	$38	$42
	20%		80%	100%	9%	91%	100%	10%	90%	100%
Total MIS	$1,638		$1,222	$2,860	$1,512	$1,187	$2,699	$2,640	$1,172	$3,812
	57%		43%	100%	56%	44%	100%	69%	31%	100%
Total Moody’s Corporation	$1,826		$4,090	$5,916	$1,682	$3,786	$5,468	$2,810	$3,408	$6,218
	31%		69%	100%	31%	69%	100%	45%	55%	100%
(1)    Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under U.S. GAAP (please also refer to the following table).

The following table presents the timing of revenue recognition:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	MA	MIS	Total	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$102	$1,638	$1,740	$97	$1,512	$1,609	$101	$2,640	$2,741
Revenue recognized over time	2,954	1,222	4,176	2,672	1,187	3,859	2,305	1,172	3,477
Total	$3,056	$2,860	$5,916	$2,769	$2,699	$5,468	$2,406	$3,812	$6,218
MOODY'S 2023 10-K     87

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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at December 31, 2023 and December 31, 2022:

	As of December 31, 2023		As of December 31, 2022
	MA	MIS	MA	MIS
Unbilled Receivables	$119	$415	$148	$385
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2023 are as follows:

	Year Ended December 31, 2023
	MA	MIS	Total
Balance at December 31, 2022	$1,055	$278	$1,333
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(980)	(211)	(1,191)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,015	200	1,215
Effect of exchange rate changes	21	3	24
Total changes in deferred revenue	56	(8)	48
Balance at December 31, 2023	$1,111	$270	$1,381
Deferred revenue - current	$1,109	$207	$1,316
Deferred revenue - noncurrent	$2	$63	$65
Significant changes in the deferred revenue balances during the year ended December 31, 2022 are as follows:

	Year Ended December 31, 2022
	MA	MIS	Total
Balance at December 31, 2021	$1,039	$296	$1,335
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(996)	(210)	(1,206)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,018	202	1,220
Increases due to acquisitions during the period	1	—	1
Effect of exchange rate changes	(7)	(10)	(17)
Total changes in deferred revenue	16	(18)	(2)
Balance at December 31, 2022	$1,055	$278	$1,333
Deferred revenue - current	$1,053	$205	$1,258
Deferred revenue - noncurrent	$2	$73	$75

88     MOODY'S 2023 10-K

Significant changes in the deferred revenue balances during the year ended December 31, 2021 are as follows:

	Year Ended December 31, 2021
	MA	MIS	Total
Balance at December 31, 2020	$874	$313	$1,187
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(810)	(220)	(1,030)
Increases due to amounts billable excluding amounts recognized as revenue during the period	884	207	1,091
Increases due to acquisitions during the period	94	—	94
Effect of exchange rate changes	(3)	(4)	(7)
Total changes in deferred revenue	165	(17)	148
Balance at December 31, 2021	$1,039	$296	$1,335
Deferred revenue—current	$1,035	$214	$1,249
Deferred revenue—noncurrent	$4	$82	$86
For the MA segment, for the year ended December 31, 2021, the increase in the deferred revenue balance was primarily due to acquisitions and organic growth.
Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the consolidated balance sheet as of December 31, 2023 as well as amounts not yet invoiced to customers as of December 31, 2023, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.6 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $91 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
Costs to Obtain or Fulfill a Contract with a Customer
MA Costs to Obtain a Contract with a Customer

	As of December 31,
	2023	2022
Capitalized costs to obtain sales contracts	$268	$232

	Year ended December 31,
	2023	2022	2021
Amortization of capitalized costs to obtain sales contracts	$102	$80	$60
Amortization of costs incurred to obtain customer contracts is included within SG&A expenses in the consolidated statements of operations. Costs incurred to obtain customer contracts are only in the MA segment.
MOODY'S 2023 10-K     89

MA and MIS Costs to Fulfill a Contract with a Customer

	As of December 31, 2023			As of December 31, 2022
	MA	MIS	Total	MA	MIS	Total
Capitalized costs to fulfill sales contracts	$35	$9	$44	$33	$12	$45

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	MA	MIS	Total	MA	MIS	Total	MA	MIS	Total
Amortization of capitalized costs to fulfill sales contracts	$70	$44	$114	$69	$54	$123	$76	$48	$124
Amortization of costs to fulfill customer contracts is included within operating expenses in the consolidated statements of operations.
NOTE 4    RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2023	2022	2021
Basic	183.2	183.9	186.4
Dilutive effect of shares issuable under stock-based compensation plans	0.8	0.8	1.5
Diluted	184.0	184.7	187.9
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.5	0.2
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2023, 2022 and 2021.
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
90     MOODY'S 2023 10-K

NOTE 6    CASH EQUIVALENTS AND INVESTMENTS
The tables below provide additional information on the Company’s cash equivalents and investments:

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Fair Value	Consolidated Balance Sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,178	$—	$1,178	$1,112	$63	$3
Mutual funds	$91	$6	$97	$—	$—	$97

	As of December 31, 2022
	Cost	Gross Unrealized Gains	Fair Value	Consolidated Balance Sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts (1)	$914	$—	$914	$808	$90	$16
Mutual funds	$71	$—	$71	$—	$—	$71
(1)     Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both December 31, 2023 and December 31, 2022. The remaining contractual maturities for the certificates of deposits classified in other assets are 14 months at December 31, 2023 and 13 months to 24 months at December 31, 2022. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company is invested in COLI. As of December 31, 2023 and December 31, 2022, the contract value of the COLI was $47 million and $40 million, respectively.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

	Nature of Swap	As of December 31, 2023		As of December 31, 2022
Hedged Item		Notional Amount	Floating Interest Rate (1)	Notional Amount	Floating Interest Rate
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	SOFR	$500	3-month LIBOR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	SOFR	300	6-month LIBOR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	SOFR	300	3-month LIBOR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	SOFR	400	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	SOFR	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	SOFR	250	SOFR
Total		$2,550		$2,550
(1)     Contractual terms of instruments using the 3-month or 6-month LIBOR at December 31, 2022 were modified to the SOFR reference rate in the first quarter of 2023.
MOODY'S 2023 10-K     91

Refer to Note 18 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of Income (Expense) Recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2023	2022	2021
Interest expense, net		$(251)	$(231)	$(171)
Descriptions	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(89)	$(8)	$23
Fair value changes on interest rate swaps	Interest expense, net	$56	$(228)	$(60)
Fair value changes on hedged debt	Interest expense, net	$(56)	$228	$60
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

December 31, 2023
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

92     MOODY'S 2023 10-K

As of December 31, 2023, these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Year Ending December 31,	Notional Amount (Pay)	Notional Amount (Receive)
2026	€450	$500
2027	531	550
2028	588	600
2029	373	400
2031	481	500
2032	480	500
Total	€2,903	$3,050
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax			Amount of Gain/(Loss) Reclassified from AOCL into Income, net of tax			Gain/(Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
FX forward contracts	$—	$—	$18	$—	$—	$1	$—	$—	$—
Cross currency swaps	(97)	99	143	—	—	—	54	56	35
Long-term debt	(35)	65	81	—	—	—	—	—	—
Total net investment hedges	$(132)	$164	$242	$—	$—	$1	$54	$56	$35
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$1	$—	$—	$—	$—	$—
Interest rate contracts	—	—	—	(2)	(2)	(2)	—	—	—
Total cash flow hedges	$—	$—	$—	$(1)	$(2)	$(2)	$—	$—	$—
Total	$(132)	$164	$242	$(1)	$(2)	$(1)	$54	$56	$35
The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	December 31, 2023	December 31, 2022
Net investment hedges
Cross currency swaps	$21	$118
FX forwards	29	29
Long-term debt	3	38
Total net investment hedges	53	185
Cash flow hedges
Interest rate contracts	(45)	(47)
Cross-currency swaps	1	2
Total cash flow hedges	(44)	(45)
Total net gain in AOCL	$9	$140
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
MOODY'S 2023 10-K     93

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2023				December 31, 2022
Notional Amount of Currency Pair:	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$513		£407		$170		£146
Contracts to sell USD for Japanese yen		$14		¥2,000		$24		¥3,500
Contracts to sell USD for Canadian dollars		$147	C$	200		$87	C$	120
Contracts to sell USD for Singapore dollars		$50	S$	67		$50	S$	70
Contracts to sell USD for euros		$60		€55		$116		€115
Contracts to sell USD for Indian rupee		$23	₹	1,900		$19	₹	1,600
Contracts to sell euros for USD		€—		$—		€85		$89
Contracts to sell USD for AUD		$5	A$	8		$—	A$	—
Contracts to sell Canadian dollars for USD	C$	25		$19	C$	—		$—
NOTE: € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian rupee, A$ = Australian dollar
Total Return Swaps
Beginning in the second quarter of 2023, the Company entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The notional amount of the total return swaps as of December 31, 2023 was $58 million.
The following table summarizes the impact to the consolidated statements of operations relating to the net gains and (losses) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives Not Designated as Accounting Hedges	Consolidated Statements of Operations Location	2023	2022	2021
FX forwards	Other non-operating income, net	$15	$(72)	$(27)
Foreign exchange forwards relating to RMS acquisition (1)	Other non-operating income, net	$—	$—	$(13)
Total return swaps	Operating expense	$2	$—	$—
Total return swaps	SG&A expense	$1	$—	$—
(1)     The Company entered into forward contracts to sell $1,675 million for £1,200 million to hedge a portion of the GBP denominated RMS purchase price. The contract was terminated on September 14, 2021 and resulted in a $13 million loss.
94     MOODY'S 2023 10-K

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Consolidated Balance Sheet Location	December 31, 2023	December 31, 2022
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$3	$27
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	13	19
Total assets		$16	$46
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$183	$78
Interest rate swaps designated as fair value hedges	Other liabilities	183	239
Total derivatives designated as accounting hedges		366	317
Non-derivative instruments designated as accounting hedge:
Long-term debt designated as net investment hedge	Long-term debt	1,381	1,334
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	—	2
Total liabilities		$1,747	$1,653
NOTE 8    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2023	2022
Office and computer equipment (3 - 10 year estimated useful life)	$354	$339
Office furniture and fixtures (3 - 10 year estimated useful life)	57	54
Internal-use computer software (1 - 10 year estimated useful life)	1,232	995
Leasehold improvements and building (1 - 20 year estimated useful life)	232	237
Total property and equipment, at cost	1,875	1,625
Less: accumulated depreciation and amortization	(1,272)	(1,123)
Total property and equipment, net	$603	$502
The increase in internal-use computer software in the table above primarily relates to capitalized software development costs pursuant to MA's strategic shift to SaaS-based solutions. Depreciation and amortization expense related to the above assets for the years ended December 31, 2023, 2022, and 2021 was $175 million, $131 million, and $99 million, respectively, of which $121 million, $79 million, and $54 million, respectively, related to amortization of internal-use computer software.
On a weighted-average basis, Moody's internal-use computer software has an estimated useful life of approximately 4.5 years.
NOTE 9    ACQUISITION
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
RMS
MOODY'S 2023 10-K     95

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

The table below details the total consideration relating to the acquisition:

Cash paid at closing	$1,922
Replacement equity compensation awards	5
Total consideration	$1,927

Shown below is the purchase price allocation, which summarizes the fair value of the assets and liabilities assumed, at the date of acquisition:

Cash		$55
Accounts receivable		38
Other current assets		12
Property and equipment		13
Operating lease right-of-use assets		64
Intangible assets:
Customer relationships (23 year useful life)	$518
Product technology (7 year useful life)	212
Trade name (9 year useful life)	49
Total intangible assets (18 year weighted average useful life)		779
Goodwill		1,357
Deferred tax assets, net		50
Other assets		99
Liabilities:
Accounts payable and accrued liabilities	$(96)
Deferred revenue	(89)
Operating lease liabilities	(68)
Deferred tax liabilities, net	(214)
Uncertain tax positions	(71)
Other liabilities	(2)
Total liabilities		(540)
Net assets acquired		$1,927
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
Transaction costs
Transaction costs directly related to the RMS acquisition were $22 million and were recorded in SG&A expenses in the consolidated statement of operations for the year ended December 31, 2021.
96     MOODY'S 2023 10-K

Supplementary Unaudited Pro Forma Information
Supplemental information on an unaudited pro forma basis is presented below for the twelve months ended December 31, 2021 as if the acquisition of RMS occurred on January 1, 2021. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisition had been completed at January 1, 2021. The unaudited pro forma information includes amortization of acquired intangible assets, based on the purchase price allocation and an estimate of useful lives reflected above, and incremental financing costs resulting from the acquisition, net of income tax, which was estimated using the weighted average statutory tax rates in effect in the jurisdiction for which the pro forma adjustment relates.

Unaudited	Year Ended December 31, 2021
Pro forma Revenue	$6,463
Pro forma Net Income attributable to Moody's	$2,244
The unaudited pro forma results do not include any anticipated cost savings or other effects of the planned integration of RMS. Accordingly, the pro forma results above are not necessarily indicative of the results that would have been reported if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future. The RMS results included in the above have been converted to GAAP from IFRS as issued by the IASB and have been translated to USD at rates in effect for the periods presented. The RMS amounts in the pro forma results include an addition to revenue of approximately $18 million relating to a fair value adjustment to deferred revenue required as part of acquisition accounting for the year ended December 31, 2021.
NOTE 10    GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following tables summarize the activity in goodwill:

	Year Ended December 31, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (1)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	117	—	117	(3)	—	(3)	114	—	114
Ending Balance	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956

	Year Ended December 31, 2022
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,615	$(12)	$5,603	$396	$—	$396	$6,011	$(12)	$5,999
Additions/ adjustments (2)	88	—	88	4	—	4	92	—	92
Foreign currency translation adjustments	(229)	—	(229)	(23)	—	(23)	(252)	—	(252)
Ending balance	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
(1)The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.
(2)The 2022 additions/adjustments for the MA segment in the table above primarily relate to the acquisition of kompany in the first quarter of 2022, partially offset by RMS measurement period adjustments in the third quarter of 2022.

MOODY'S 2023 10-K     97

Acquired intangible assets and related accumulated amortization consisted of:

	December 31,
	2023	2022
Customer relationships	$2,065	$2,024
Accumulated amortization	(556)	(453)
Net customer relationships	1,509	1,571
Software/product technology	674	661
Accumulated amortization	(364)	(283)
Net software/product technology	310	378
Database	179	178
Accumulated amortization	(82)	(64)
Net database	97	114
Trade names	199	197
Accumulated amortization	(72)	(58)
Net trade names	127	139
Other (1)	52	52
Accumulated amortization	(46)	(44)
Net other	6	8
Total	$2,049	$2,210
(1)Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2023	2022	2021
Amortization expense	$198	$200	$158
Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2024	$193
2025	190
2026	186
2027	170
2028	158
Thereafter	1,152
Total estimated future amortization	$2,049
NOTE 11    RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved the 2022 - 2023 Geolocation Restructuring Program. The Company estimates that the program will result in annualized savings of $145 million to $165 million per year. This program relates to the Company's post-COVID-19 geolocation strategy and other strategic initiatives and includes the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. Cumulative charges related to this program are shown in the table below. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program is substantially complete as of December 31, 2023. Cash outlays associated with this program, which primarily relate to personnel-related costs, are expected to be $130 million to $140 million, substantially all of which are expected to be paid by the end of 2024.
98     MOODY'S 2023 10-K

Total expenses included in the accompanying consolidated statements of operations relating to the Company's 2022 - 2023 Geolocation Restructuring Program are as follows (table excludes immaterial adjustments relating to the finalization of prior programs in previous years):

	Year ended December 31,		Cumulative expense incurred
2022 - 2023 Geolocation Restructuring Program	2023	2022
Employee Termination Costs (1)	$51	$85	$136
Real Estate Related Costs (2)	36	27	63
Other Costs (3)	—	1	1
Total Restructuring	$87	$113	$200
(1)Amount in the year ended December 31, 2023 includes severance costs, while amount in the year ended December 31, 2022 includes both severance costs and expense related to the modification of equity awards.
(2)For the year ended December 31, 2023, primarily includes ROU Asset impairment charges. For the year ended December 31, 2022, primarily includes ROU Asset and leasehold improvement impairment charges and the non-cash acceleration of amortization of abandoned ROU Assets and leasehold improvements. The fair value of the impaired assets in both periods was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those assets subsequent to the impairment for the year ended December 31, 2023 was $4 million and was categorized as Level 3 within the ASC Topic 820 fair value hierarchy. The fair value of those assets subsequent to the impairment for the year ended December 31, 2022 was $0.
(3)Primarily includes professional service fees related to execution of the restructuring program.
Changes to the restructuring liability were as follows:

	2023	2022
Balance as of January 1	$65	$4
2020 MA Strategic Reorganization Restructuring Program:
Cost incurred and adjustments	—	(1)
Cash payments	(1)	(2)
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	51	86
Cash payments and adjustments	(79)	(22)
Balance as of December 31 (1)	$36	$65
(1)Restructuring liability is primarily comprised of employee termination costs, with an immaterial amount of real estate-related and other costs. Amounts related to the year ended December 31, 2021 are not considered material for disclosure.
As of December 31, 2023, substantially all of the remaining $36 million restructuring liability is expected to be paid out in 2024.
NOTE 12    FAIR VALUE
The tables below present information about items that are carried at fair value at December 31, 2023 and 2022:

	Fair value Measurement as of December 31, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$16	$—	$16
Money market funds/mutual funds	107	107	—
Total	$123	$107	$16
Liabilities:
Derivatives (1)	$366	$—	$366
Total	$366	$—	$366
MOODY'S 2023 10-K     99

	Fair Value Measurement as of December 31, 2022
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$46	$—	$46
Mutual funds	71	71	—
Total	$117	$71	$46
Liabilities:
Derivatives (1)	$319	$—	$319
Total	$319	$—	$319
(1)Represents fair value of certain derivative contracts as more fully described in Note 7 to the consolidated financial statements.
The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts and money market funds and mutual funds:
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
Money market funds and mutual funds:
The money market funds and mutual funds in the table above are deemed to be equity securities with readily determinable fair values with changes in fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC Topic 820.
100     MOODY'S 2023 10-K

NOTE 13.    OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2023	2022
Other current assets:
Prepaid taxes	$115	$235
Prepaid expenses	133	119
Capitalized costs to obtain and fulfill sales contracts	116	106
Foreign exchange forwards on certain assets and liabilities	13	19
Interest receivable on interest rate and cross currency swaps	79	74
Other	33	30
Total other current assets	$489	$583

	December 31,
	2023	2022
Other assets:
Investments in non-consolidated affiliates	$521	$517
Deposits for real-estate leases	16	15
Indemnification assets related to acquisitions	111	110
Mutual funds, certificates of deposit and money market deposit accounts/funds	100	87
Company owned life insurance (at contract value)	47	40
Costs to obtain sales contracts	196	171
Derivative instruments designated as accounting hedges	3	27
Pension and other retirement employee benefits	41	40
Other	103	85
Total other assets	$1,138	$1,092

	December 31,
	2023	2022
Accounts payable and accrued liabilities:
Salaries and benefits	$130	$104
Incentive compensation	345	276
Customer credits, advanced payments and advanced billings	105	102
Dividends	7	6
Professional service fees	46	49
Interest accrued on debt	83	92
Accounts payable	23	52
Income taxes	108	86
Pension and other retirement employee benefits	15	7
Accrued royalties	24	23
Foreign exchange forwards on certain assets and liabilities	—	2
Restructuring liability	35	65
Interest payable on interest rate and cross currency swaps	67	52
Other	88	95
Total accounts payable and accrued liabilities	$1,076	$1,011
MOODY'S 2023 10-K     101

	December 31,
	2023	2022
Other liabilities:
Pension and other retirement employee benefits	$190	$189
Interest accrued on UTPs	36	47
MAKS indemnification provisions	19	23
Income tax liability – non-current portion	15	48
Derivative instruments designated as accounting hedges	366	317
Restructuring liability – non-current portion	1	—
Other	49	50
Total other liabilities	$676	$674
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	December 31,
	2023	2022
Equity method investments (1)	$186	$187
Investments measured using the measurement alternative (2)	327	325
Other	8	5
Total investments in non-consolidated affiliates	$521	$517
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
102     MOODY'S 2023 10-K

NOTE 14    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table provides details about the reclassifications out of AOCL:

	Year Ended December 31,			Location in the Consolidated Statements of Operations
	2023	2022	2021
Losses on currency translation adjustments
Foreign currency translation adjustments - reclassification of losses included in net income	$—	$(20)	$—	Other non-operating income, net
Total losses on currency translation adjustments	—	(20)	—
Losses on cash flow hedges
Cross-currency swap	1	1	—	Other non-operating income, net
Interest rate contract	(3)	(3)	(2)	Other non-operating income, net
Total before income taxes	(2)	(2)	(2)
Income tax effect of item above	1	—	—	Provision for income taxes
Total net losses on cash flow hedges	(1)	(2)	(2)
Gains on net investment hedges
FX forwards	—	—	2	Other non-operating income, net
Total before income taxes	—	—	2
Income tax effect of item above	—	—	(1)	Provision for income taxes
Total net gains on net investment hedges	—	—	1
Pension and other retirement benefits
Amortization of actuarial gains (losses), prior service credits (costs), and settlement gain (charge) included in net income	2	(3)	(11)	Other non-operating income, net
Settlement credit (charge)	1	—	(8)	Other non-operating income, net
Total before income taxes	3	(3)	(19)
Income tax effect of item above	—	1	5	Provision for income taxes
Total pension and other retirement benefits	3	(2)	(14)
Total net gains (losses) included in Net Income attributable to reclassifications out of AOCL	$2	$(24)	$(15)
The following tables show changes in AOCL by component (net of tax):

	Year Ended December 31, 2023
	Pension and Other Retirement Benefits	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2022	$(47)	$(45)	$(736)	$185	$(643)
Other comprehensive income/(loss) before reclassifications	(6)	—	216	(132)	78
Amounts reclassified from AOCL	(3)	1	—	—	(2)
Other comprehensive income/(loss)	(9)	1	216	(132)	76
Balance at December 31, 2023	$(56)	$(44)	$(520)	$53	$(567)
MOODY'S 2023 10-K     103

	Year Ended December 31, 2022
	Pension and Other Retirement Benefits	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income/(loss) before reclassifications	—	—	(421)	164	(257)
Amounts reclassified from AOCL	2	2	20	—	24
Other comprehensive income/(loss)	2	2	(401)	164	(233)
Balance at December 31, 2022	$(47)	$(45)	$(736)	$185	$(643)

	Year Ended December 31, 2021
	Pension and Other Retirement Benefits	Gains/(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2020	$(118)	$(49)	$(45)	$(220)	$(432)
Other comprehensive income/(loss) before reclassifications	55	—	(290)	242	7
Amounts reclassified from AOCL	14	2	—	(1)	15
Other comprehensive income/(loss)	69	2	(290)	241	22
Balance at December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)
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
Through 2007, substantially all U.S. employees were eligible to participate in the Company’s DBPPs. Effective January 1, 2008, the Company no longer offers DBPPs to U.S. employees hired or rehired on or after January 1, 2008, and new hires in the U.S. instead will receive a retirement contribution in similar benefit value under the Company’s Profit Participation Plan. Current participants of the Company’s Retirement Plans and Other Retirement Plans continue to accrue benefits based on existing plan benefit formulas.
104     MOODY'S 2023 10-K

The following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of the period	$(462)	$(570)	$(39)	$(48)
Service cost	(11)	(14)	(3)	(4)
Interest cost	(22)	(15)	(2)	(1)
Plan participants’ contributions	—	—	(1)	(1)
Benefits paid	30	20	2	2
Actuarial (loss) gain	(4)	1	2	—
Assumption changes	(15)	116	(1)	13
Benefit obligation, end of the period	$(484)	$(462)	$(42)	$(39)
Change in plan assets:
Fair value of plan assets, beginning of the period	$420	$544	$—	$—
Actual return on plan assets	48	(111)	—	—
Benefits paid	(30)	(20)	(2)	(2)
Employer contributions	11	7	1	1
Plan participants’ contributions	—	—	1	1
Fair value of plan assets, end of the period	$449	$420	$—	$—
Funded status of the plans	$(35)	$(42)	$(42)	$(39)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits asset – non current	$40	$39	$—	$—
Pension and retirement benefits liability – current	(13)	(5)	(2)	(2)
Pension and retirement benefits liability – non current	(62)	(76)	(40)	(37)
Net amount recognized	$(35)	$(42)	$(42)	$(39)
Accumulated benefit obligation, end of the period	$(453)	$(432)
The net increase in the pension benefit obligation from assumption changes and actuarial losses in 2023 primarily resulted from decreases to the discount rates as well as an increase to the annuity conversion rate. The net decrease in the pension benefit obligation from assumption changes and actuarial gains in 2022 primarily resulted from increases to discount rates, partially offset by an increase to the annuity conversion rate.
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2023	2022
Aggregate projected benefit obligation	$75	$82
Aggregate accumulated benefit obligation	$67	$72
The following table summarizes the pre-tax net actuarial losses and prior service costs recognized in AOCL for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2023	2022	2023	2022
Net actuarial gains (losses)	$(82)	$(77)	$10	$9
Net prior service credits	1	2	—	—
Total recognized in AOCL – pre-tax	$(81)	$(75)	$10	$9
MOODY'S 2023 10-K     105

Net periodic pension (income) expenses recognized for the Retirement Plans are as follows for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2023	2022	2021	2023	2022	2021
Components of net periodic expense
Service cost	$11	$14	$19	$3	$4	$4
Interest cost	22	15	14	2	1	1
Expected return on plan assets	(32)	(26)	(27)	—	—	—
Amortization of net actuarial (gains) losses and prior service credits from earlier periods	(1)	3	11	(1)	—	1
(Gain) loss on settlement of pension obligations	(2)	—	8	—	—	—
Net periodic (income) expense	$(2)	$6	$25	$4	$5	$6
The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2023	2022	2021	2023	2022	2021
Amortization of net actuarial (gains) losses and prior service credit	$(1)	$3	$11	$(1)	$—	$1
Settlement (gain) loss	(2)	—	8	—	—	—
Net actuarial (loss)/gain arising during the period	(3)	(19)	65	1	13	4
Total recognized in OCI – pre-tax	$(6)	$(16)	$84	$—	$13	$5
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2023	2022	2023	2022
Discount rate	4.73%	4.93%	4.75%	4.90%
Rate of compensation increase	3.60%	3.63%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2023	2022	2021	2023	2022	2021
Discount rate	4.93%	2.60%	2.24%	4.90%	2.65%	2.30%
Expected return on plan assets	6.55%	5.05%	5.45%	—	—	—
Rate of compensation increase	3.63%	3.63%	3.62%	—	—	—
Cash balance plan interest crediting rate	4.50%	4.50%	4.50%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2023, the expected rate of return used in calculating the net periodic benefit costs was 6.55%. For 2024, the Company’s expected rate of return assumption is 6.10% to reflect the Company’s current view of long-term capital market outlook.
106     MOODY'S 2023 10-K

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
The Company’s investment policy uses risk-controlled investment strategies by increasing the plan’s asset allocation to fixed income securities and specifying ranges of acceptable target allocation by asset class based on different levels of the plan’s accounting funded status. In addition, the investment policy also requires the investment-grade fixed income assets to be rebalanced between shorter and longer duration bonds as the interest rate environment changes. This investment policy is designed to help protect the plan’s funded status and to limit volatility of the Company’s contributions. Based on the policy, the Company’s current target asset allocation is approximately 35% (range of 23% to 46%) in equity securities, 61% (range of 44% to 77%) in fixed income securities and 5% (range of 2% to 8%) in other investments and the plan will use a combination of active and passive investment strategies and different investment styles for its investment portfolios within each asset class. The plan’s equity investments are diversified across U.S. and non-U.S. stocks of small, medium and large capitalization. The plan’s fixed income investments are diversified principally across U.S. and non-U.S. government and corporate bonds, which are expected to help reduce plan exposure to interest rate variation and to better align assets with obligations. The plan also invests in other fixed income investments such as debts rated below investment grade, emerging market debt, and convertible securities. The plan’s other investment, which is made through a private real estate debt fund, is expected to provide additional diversification benefits and absolute return enhancement to the plan assets.
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2023 and 2022 are as follows:

	Fair Value Measurement as of December 31, 2023
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalents	$5	$—	$5	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	106	—	106	—	24%
U.S. small and mid-cap	21	—	21	—	5%
Emerging markets	20	—	20	—	4%
Total equity investments	147	—	147	—	33%
Emerging markets bond fund	29	—	—	29	6%
Common/collective trust funds and corporate bonds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	60	—	60	—	13%
Mutual funds
Long duration corporate bonds	144	—	144	—	32%
U.S. Treasury Inflation-Protected Securities (TIPs)	25	25	—	—	6%
Private investment fund—high yield securities	14	—	—	14	3%
Total fixed-income investments	272	25	204	43	60%
Other investment—private real estate fund	25	—	—	25	5%
Total Assets	$449	$25	$356	$68	100%
MOODY'S 2023 10-K     107

	Fair Value Measurement as of December 31, 2022
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalents	$5	$—	$5	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	96	—	96	—	23%
U.S. small and mid-cap	17	—	17	—	4%
Emerging markets	19	—	19	—	5%
Total equity investments	132	—	132	—	31%
Emerging markets bond fund	26	—	—	26	6%
Common/collective trust funds and corporate bonds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	54	—	54	—	13%
Mutual funds
Long duration corporate bonds	126	—	126	—	30%
U.S. Treasury Inflation-Protected Securities (TIPs)	24	24	—	—	6%
Convertible securities	14	14	—	—	3%
Private investment fund—high yield securities	12	—	—	12	3%
Total fixed-income investments	256	38	180	38	61%
Other investment—private real estate debt fund	27	—	—	27	6%
Total Assets	$420	$38	$317	$65	100%
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
Cash Flows
The Company did not contribute to its U.S. funded pension plan during the years ended December 31, 2023 and 2022. The Company made payments of $11 million and $7 million related to its U.S. unfunded pension plan obligations during the years ended December 31, 2023 and 2022, respectively. The Company currently does not anticipate making a contribution to its funded pension plan in 2024, and anticipates making payments of $13 million related to its unfunded U.S. pension plans and immaterial payments related to its other Retirement Plans during the year ended December 31, 2024.
108     MOODY'S 2023 10-K

Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of the year ended December 31, 2023:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2024	$28	$2
2025	25	2
2026	28	2
2027	30	2
2028	30	3
2029 - 2033	167	18
Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $71 million, $35 million and $54 million in the years ended December 31, 2023, 2022 and 2021, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Moody’s paid approximately $1 million during each of the years ended December 31, 2023, 2022, and 2021, respectively, for the Company’s common shares held by the Moody’s Stock Fund. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity. The Moody’s Stock Fund held approximately 315,400 and 329,300 shares of Moody’s common stock at December 31, 2023 and 2022, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these defined contribution plans for the years ended December 31, 2023, 2022, and 2021 were $42 million, $37 million, and $32 million, respectively.
NOTE 16    STOCK-BASED COMPENSATION PLANS
Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. In April 2023, stockholders approved an amendment to the 2001 Plan increasing the number of shares of Common Stock authorized for issuance by 4.0 million. This results in the 2001 Plan, which is shareholder approved, now permitting for the grant of up to 54.6 million shares, of which not more than 10.7 million shares are available for grants of awards other than stock options. The stock plans also provide for the granting of restricted stock. The stock plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the stock plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period is three years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant.
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
On September 15, 2021, the Company acquired RMS, which is discussed in more detail in Note 9. As part of the acquisition, the Company registered the RMS Plans as part of the purchase agreement to acquire RMS. Under the RMS Plans, 1.2 million shares of the Company’s common stock have been reserved for issuance. The RMS Plans provide that options are exercisable not later than ten years from the grant date. The vesting period is generally determined by the Board at the date of the grant and is four years for both options and restricted stock granted during 2021.
MOODY'S 2023 10-K     109

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
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense	$193	$169	$175
Tax benefit	$45	$41	$42
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
The following weighted average assumptions were used for options granted (excluding the aforementioned RMS replacement awards for the year ended December 31, 2021):

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	1.04%	0.86%	0.89%
Expected stock volatility	29%	27%	28%
Risk-free interest rate	4.19%	1.91%	0.82%
Expected holding period (in years)	5.8	5.6	5.6
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
The following represents the fair value of the options at grant date (including the RMS replacement option awards for the year ended December 31, 2021):

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share	$94.71	$84.00	$121.14
A summary of option activity as of December 31, 2023 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2022	1.0	$181.35
Granted	0.1	$295.42
Exercised	(0.3)	$116.05
Outstanding, December 31, 2023	0.8	$212.29	5.0 years	$147
Vested and expected to vest, December 31, 2023	0.8	$212.11	5.0 years	$147
Exercisable, December 31, 2023	0.6	$176.07	3.8 years	$123
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2023 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2023. This amount varies based on the fair value of Moody’s stock. As of December 31, 2023, there was $9 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.9 years.
110     MOODY'S 2023 10-K

The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2023	2022	2021
Proceeds from stock option exercises	$32	$8	$24
Aggregate intrinsic value	$58	$9	$55
Tax benefit realized upon exercise	$14	$2	$13
A summary of nonvested restricted stock activity for the year ended December 31, 2023 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2022	1.3	$288.47
Granted	0.7	$296.05
Vested	(0.6)	$269.38
Forfeited	(0.1)	$290.39
Balance, December 31, 2023	1.3	$300.39
As of December 31, 2023, there was $219 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2023	2022	2021
Fair value of shares vested	$164	$180	$194
Tax benefit realized upon vesting	$40	$42	$46
A summary of performance-based restricted stock activity for the year ended December 31, 2023 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2022	0.3	$303.80
Granted	0.1	$286.14
Vested	(0.1)	$273.81
Balance, December 31, 2023	0.3	$308.12

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2023	2022	2021
Fair value of shares vested	$24	$50	$28
Tax benefit realized upon vesting	$3	$7	$7
As of December 31, 2023, there was $24 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 2.0 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6 million shares of common stock were reserved for issuance. The ESPP permits eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2023, 2022, and 2021 resulting in the ESPP qualifying for non-compensatory status under ASC Topic 718. Accordingly, no compensation expense was recognized for the ESPP in 2023, 2022, and 2021. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
MOODY'S 2023 10-K     111

NOTE 17    INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$76	$106	$404
State and Local	67	17	106
Non-U.S.	222	215	249
Total current	365	338	759
Deferred:
Federal	(14)	57	(172)
State and Local	(4)	10	(45)
Non-U.S.	(20)	(19)	(1)
Total deferred	(38)	48	(218)
Total provision for income taxes	$327	$386	$541
A reconciliation of the U.S. federal statutory tax rate to the Company’s ETR on income before provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	2.5%	0.8%	1.5%
Foreign operations	0.4%	(0.2)%	(1.5)%
Release of UTP reserves	(5.7)%	—%	—%
Other	(1.3)%	0.3%	(1.4)%
ETR	16.9%	21.9%	19.6%

Income tax paid	$344	$488	$932
The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$892	$804	$1,563
Non-U.S.	1,043	956	1,192
Income before provision for income taxes	$1,935	$1,760	$2,755
112     MOODY'S 2023 10-K

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Account receivable allowances	$9	$9
Accumulated depreciation and amortization	19	15
Stock-based compensation	60	57
Accrued compensation and benefits	53	51
Capitalized costs	25	27
Operating lease liabilities	103	115
Deferred revenue	200	206
Net operating loss	38	36
Restructuring	7	11
Uncertain tax positions	29	68
Self-insured related reserves	6	12
Other	13	14
Total deferred tax assets	562	621
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(551)	(593)
ROU Assets	(67)	(82)
Capital gains	(20)	(29)
Self-insured related income	(6)	(12)
Revenue Accounting Standard - ASC Topic 606	(4)	(5)
Deferred tax on unremitted foreign earnings	(14)	(13)
Gain on net investment hedges - OCI	(5)	(48)
Other	(15)	(9)
Total deferred tax liabilities	(682)	(791)
Net deferred tax liabilities	(120)	(170)
Valuation allowance	(24)	(21)
Total net deferred tax liabilities	$(144)	$(191)
On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduces the statutory federal corporate income tax rate from 35% to 21%. Accordingly, the Company determined the transition tax to be $236 million, with the remaining balance due of $15 million as of December 31, 2023.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company’s annual tax expense for the year ended December 31, 2023 includes benefits from the favorable resolution of certain U.S. and non-U.S. UTPs of $120 million, excess tax benefits from stock compensation of $15 million, and other net decreases to tax positions of $13 million.
The Company had valuation allowances of $24 million and $21 million at December 31, 2023 and 2022, respectively, related to foreign net operating losses for which realization is uncertain.
As of December 31, 2023, the Company had $196 million of UTPs of which $93 million represents the amount that, if recognized, would impact the ETR in future periods. The decrease in 2021 through 2023 resulted primarily from the favorable resolution of uncertain tax positions in various U.S. and non U.S. jurisdictions.
MOODY'S 2023 10-K     113

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1	$322	$388	$483
Additions for tax positions related to the current year	21	12	102
Additions for tax positions of prior years	3	12	18
Reductions for tax positions of prior years	(17)	(27)	—
Settlements with taxing authorities	(108)	(30)	(134)
Lapse of statute of limitations	(25)	(33)	(81)
Balance as of December 31	$196	$322	$388
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, are recognized in other non-operating (expense) income, net. Refer to Note 18 for disclosure of interest (expense) income relating to UTPs and other tax-related liabilities. As of December 31, 2023, 2022 and 2021 the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $36 million, $47 million and $59 million, respectively.
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2019 through 2020 are currently under examination and 2021 through 2022 remain open to examination. The Company’s New York City tax returns for 2015 through 2020 are currently under examination and years 2021 and 2022 are open for examination. The Company’s U.K. tax returns from 2017 to 2022 remain open to examination.
Given the number of years and nature of matters that remain subject to examination in various tax jurisdictions both in the U.S. and internationally, the Company is unable to estimate a range of possible changes to its UTPs for 2024. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTPs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with ASC Topic 740.
In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% did not have a significant impact on Moody’s ETR. The excise tax of 1% on corporate share buybacks is recorded to shareholders' equity and does not have an impact on the Company’s ETR.
During 2023, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar Two) issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million, with an effective date beginning in 2024. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional effective tax rate up to 15%. Through December 31, 2023, the Company continues to assess the impact of the Pillar Two minimum tax requirements for 2024. The analysis of the impact of the new requirements is currently being finalized, although it is not expected to have a material impact upon our results of operations or financial position.

114     MOODY'S 2023 10-K

NOTE 18    INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

	December 31, 2023
	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
5.25% 2014 Senior Notes, due 2044	$600	$(34)	$3	$(4)	$565
1.75% 2015 Senior Notes, due 2027	552	—	—	(1)	551
3.25% 2017 Senior Notes, due 2028	500	(26)	(2)	(2)	470
4.25% 2018 Senior Notes, due 2029	400	(34)	(2)	(2)	362
4.875% 2018 Senior Notes, due 2048	400	(36)	(6)	(3)	355
0.950% 2019 Senior Notes, due 2030	829	—	(2)	(4)	823
3.75% 2020 Senior Notes, due 2025	700	(16)	(1)	(1)	682
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(29)	(8)	(5)	458
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(4)	486
Total long-term debt	$7,281	$(183)	$(51)	$(46)	$7,001

	December 31, 2022
	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
Notes Payable:
4.875% 2013 Senior Notes, due 2024	$500	$—	$(1)	$(1)	$498
5.25% 2014 Senior Notes, due 2044	600	(42)	3	(4)	557
1.75% 2015 Senior Notes due 2027	534	—	—	(2)	532
3.25% 2017 Senior Notes, due 2028	500	(37)	(3)	(2)	458
4.25% 2018 Senior Notes, due 2029	400	(42)	(2)	(2)	354
4.875% 2018 Senior Notes, due 2048	400	(44)	(6)	(4)	346
0.950% 2019 Senior Notes, due 2030	800	—	(2)	(4)	794
3.75% 2020 Senior Notes, due 2025	700	(27)	(1)	(3)	669
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(7)	(4)	589
2.75% 2021 Senior Notes, due 2041	600	—	(13)	(5)	582
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Note, due 2052	500	(35)	(8)	(5)	452
4.25% 2022 Senior Note, due 2032	500	(12)	(2)	(4)	482
Total long-term debt	$7,734	$(239)	$(55)	$(51)	$7,389
(1)The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
MOODY'S 2023 10-K     115

Credit Facility
The following summarizes information relating to the Company's revolving credit facility:

				December 31, 2023		December 31, 2022
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2021 Credit Facility	December 17, 2021	$1,250	December 17, 2026	$—	$1,250	$—	$1,250
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
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2021 Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the SOFR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2023, the Company has no CP borrowings outstanding.
Notes Payable
The Company may prepay certain of its senior notes, in whole or in part, but may incur a Make Whole amount penalty.
In 2023, the Company fully repaid $500 million of the 2013 Senior Notes due 2024.
At December 31, 2023, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2023, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Total
2024	$—
2025	700
2026	—
2027	552
2028	500
Thereafter	5,529
Total	$7,281
116     MOODY'S 2023 10-K

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Year Ended December 31,
	2023	2022	2021
Expense on borrowings(1)	$(296)	$(216)	$(185)
Income (expense) on UTPs and other tax related liabilities(2)	8	(13)	21
Net periodic pension costs - interest component	(26)	(17)	(16)
Income	63	15	9
Interest expense, net	$(251)	$(231)	$(171)
Interest paid(3)	$281	$198	$162
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 7.
(2) The amount for the year ended December 31, 2023 reflects a $22 million reduction of tax-related interest expense primarily related to the resolutions of outstanding tax matters. The amount for the year ended December 31, 2021 includes a $45 million benefit relating to the reversal of tax-related interest accruals pursuant to the resolution of tax matters.
(3) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 7.
The fair value and carrying value of the Company’s debt as of December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$7,001	$6,402	$7,389	$6,564
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
Share Repurchase Program
The Company first implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program and has maintained its program since. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2023:

Date Authorized	Amount Authorized	Remaining Authority
February 7, 2022	$750	$359
During 2023, Moody’s repurchased 1.5 million shares of its common stock under its share repurchase program and issued a net 0.8 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
On February 5, 2024, the Board authorized $1 billion of additional share repurchase authority, which will commence after the utilization of the current remaining authority.
MOODY'S 2023 10-K     117

Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2023		2022		2021
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.77	$0.77	$0.70	$0.70	$0.62	$0.62
Second quarter	0.77	0.77	0.70	0.70	0.62	0.62
Third quarter	0.77	0.77	0.70	0.70	0.62	0.62
Fourth quarter	0.77	0.77	0.70	0.70	0.62	0.62
Total	$3.08	$3.08	$2.80	$2.80	$2.48	$2.48
On February 5, 2024, the Board approved the declaration of a quarterly dividend of $0.85 per share of Moody’s common stock, payable on March 15, 2024 to shareholders of record at the close of business on February 23, 2024. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
NOTE 20    LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease from one to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$93	$102	$98
Sublease income	(7)	(7)	(6)
Variable lease cost	22	20	19
Total lease cost	$108	$115	$111
During 2023 and 2022, the Company recorded charges of $32 million and $23 million, respectively, related to the exit of certain real estate leases that resulted in ROU Asset impairment. The charges in both years were recorded within restructuring expense in the consolidated statements of operations. Refer to Note 11 for further details.
The following tables present other information related to the Company’s operating leases:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$119	$118	$113
ROU Assets obtained in exchange for new operating lease liabilities	$40	$35	$137

	Year Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (in years)	4.4	4.9	5.6
Weighted-average discount rate applied to operating leases	3.2%	3.1%	3.1%
118     MOODY'S 2023 10-K

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2023:

Year Ending December 31,	Operating Leases
2024	$118
2025	108
2026	89
2027	71
2028	20
Thereafter	36
Total lease payments (undiscounted)	442
Less: Interest	28
Present value of lease liabilities:	$414
Lease liabilities - current	$108
Lease liabilities - noncurrent	$306
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
The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs - DS, R&I, and D&I.
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
MOODY'S 2023 10-K     119

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

	Year Ended December 31,
	2023				2022
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$3,056	$2,860	$—	$5,916	$2,769	$2,699	$—	$5,468
Intersegment revenue	13	186	(199)	—	8	174	(182)	—
Revenue	3,069	3,046	(199)	5,916	2,777	2,873	(182)	5,468
Operating, SG&A	2,132	1,386	(199)	3,319	1,937	1,385	(182)	3,140
Adjusted Operating Income	937	1,660	—	2,597	840	1,488	—	2,328
Add:
Depreciation and amortization	298	75	—	373	250	81	—	331
Restructuring	59	28	—	87	49	65	—	114
Operating Income				$2,137				$1,883

	Year Ended December 31, 2021
	MA	MIS	Eliminations	Consolidated
Total external revenue	$2,406	$3,812	$—	$6,218
Intersegment revenue	7	165	(172)	—
Revenue	2,413	3,977	(172)	6,218
Operating, SG&A	1,786	1,503	(172)	3,117
Adjusted Operating Income	627	2,474	—	3,101
Add:
Depreciation and amortization	185	72	—	257
Restructuring	1	(1)	—	—
Operating income				$2,844
The table below shows cumulative restructuring expense incurred through December 31, 2023 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$108	$92	$200
The 2022 - 2023 Geolocation Restructuring program is more fully discussed in Note 11.
120     MOODY'S 2023 10-K

CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2023	2022	2021
Revenue:
U.S.	$3,098	$2,873	$3,383
Non-U.S.:
EMEA	1,848	1,682	1,885
Asia-Pacific	577	556	603
Americas	393	357	347
Total Non-U.S.	2,818	2,595	2,835
Total	$5,916	$5,468	$6,218

Long-lived assets at December 31:
U.S.	$4,323	$4,408	$4,449
Non-U.S.	4,562	4,489	4,802
Total	$8,885	$8,897	$9,251
NOTE 23    VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances represent estimates for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2023
Allowances for credit losses	$(40)	$(22)	$27	$(35)
Deferred tax assets—valuation allowance	$(21)	$(2)	$(1)	$(24)
2022
Allowances for credit losses	$(32)	$(25)	$17	$(40)
Deferred tax assets—valuation allowance	$(18)	$(4)	$1	$(21)
2021
Allowances for credit losses	$(34)	$(13)	$15	$(32)
Deferred tax assets—valuation allowance	$(15)	$(4)	$1	$(18)

(1)Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses.
MOODY'S 2023 10-K     121

NOTE 24    OTHER NON-OPERATING INCOME, NET
The following table summarizes the components of other non-operating income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
FX loss(1)	$(30)	$(10)	$(1)
Purchase price hedge loss(2)	—	—	(13)
Net periodic pension income - non-service and non-interest cost components	35	24	9
Income from investments in non-consolidated affiliates(3)	19	17	60
Gain (loss) on investments	14	(14)	13
Other	11	21	14
Total	$49	$38	$82
(1)     The amount for the year ended December 31, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year. The amount for the year ended December 31, 2022 includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
(2)     The amount for the year ended December 31, 2021 reflects a loss on a forward contract to hedge a portion of the RMS British pound-denominated purchase price.
(3)     The amount for the year ended December 31, 2021 includes a $36 million non-cash gain relating to the exchange of Moody’s minority investment in VisibleRisk (accounted for under the equity method) for shares of BitSight, a cybersecurity ratings company.
122     MOODY'S 2023 10-K

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
The Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2023.
Limitations on Controls
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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 16, 2024, and is incorporated herein by reference.
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10‑K, as well as under the headings “Item 1–Election of Directors,” “Corporate Governance–Codes of Business Conduct and Ethics,” and “The Audit Committee,” in the 2024 Proxy Statement and is incorporated by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table for 2023,” “Outstanding Equity Awards at Fiscal Year-End Table for 2023,” “Option Exercises and Stock Vested Table for 2023,” “Pension Benefits Table for 2023,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Relationship of Compensation Practices to Risk Management,” "Pay Versus Performance," “CEO Pay Ratio,” and “Report of the Compensation & Human Resources Committee” in the 2024 Proxy Statement and is incorporated by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is included under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K, as well as under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated by reference.
MOODY'S 2023 10-K     123

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Corporate Governance–Director Independence” and “Certain Relationships and Related Transactions” in the 2024 Proxy Statement and is incorporated by reference.
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the headings “Item 2–Ratification of Appointment of Independent Registered Public Accountants–Principal Accounting Fees and Services” and “The Audit Committee” in the 2024 Proxy Statement and is incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.
(1) Financial Statements.
See Index to Financial Statements on page 67, in Part II. Item 8 of this Form 10-K.
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
.3.1
Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.2
Third Supplemental Indenture, dated as of August 12, 2013, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of the 4.875% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 12, 2013)

.3.3
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.4.1
Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form of 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.4.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.5
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

.3.6
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

124     MOODY'S 2023 10-K

S-K EXHIBIT NUMBER
.3.7.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.7.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.8
Eleventh Supplement Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3.9
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.3.10
Thirteenth Supplemental Indenture, dated as of August 18, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.550% Senior Note due 2060 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 18, 2020)

.3.11
Fourteenth Supplemental Indenture, dated as of August 19, 2021, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.000% Senior Note due 2031 and the form of 2.750% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2021)

.3.12
Fifteenth Supplemental Indenture, dated as of November 29, 2021, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee, including the form of 3.100% Senior Note due 2061 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 29, 2021

.3.13
Sixteenth Supplemental Indenture, dated as of February 25, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 3.750% Senior Note due 2052 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 28, 2022)

.3.14
Seventeenth Supplemental Indenture, dated as of August 8, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 4.250% Senior Note due 2032 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 8, 2022)

10	Material Contracts
.1.1†
1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.1.2†
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (for awards after 2017) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.2†
Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

.3.1†
Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 21, 2023)

.3.2.1†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.2.2†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

	.3.2.3†*	Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2024 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.3.1†
Form of Performance Share Award Letter (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

MOODY'S 2023 10-K     125

S-K EXHIBIT NUMBER
.3.3.2†
Form of Performance Share Award Letter (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

	.3.3.3†*	Form of Performance Share Award Letter (for awards granted in 2024 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.4.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.4.2†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

	.3.4.3†*	Form of Restricted Stock Unit Grant Agreement (for awards granted in 2024 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.4†
2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

.5†
Moody’s Corporation Deferred Compensation Plan (amended and restated effective as of January 1, 2020) (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.6†
Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

.7†
Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

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
.16
Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 3, 2016)

.17
Credit Agreement, dated as of December 17, 2021, among Moody’s Corporation, the borrowing subsidiaries party thereto, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 20, 2021).

21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2023
126     MOODY'S 2023 10-K

S-K EXHIBIT NUMBER
23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

97	Policy Relating to Recovery of Erroneously Awarded Compensation
	.1*	Moody’s Corporation Comprehensive Clawback Policy
101	Inline XBRL
	.INS*	Inline XBRL Instance Document
	.SCH*	Inline XBRL Taxonomy Extension Schema Document
	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	.DEF*	Inline XBRL Definitions Linkbase Document
	.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Annual Report on Form 10-K (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith
†Management contract of compensatory plan or arrangement
ITEM 16        FORM 10-K SUMMARY
None.
MOODY'S 2023 10-K     127

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ ROBERT FAUBER

Robert Fauber
President and Chief Executive Officer
Date: February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT FAUBER	/s/ LLOYD W. HOWELL, JR.
Robert Fauber,	Lloyd W. Howell, Jr.,
President and Chief Executive Officer	Director
(principal executive officer)

/s/ CAROLINE SULLIVAN	/s/ JOSE MINAYA
Caroline Sullivan,	Jose Minaya,
Interim Chief Financial Officer, Chief Accounting Officer and	Director
Corporate Controller
(principal financial and accounting officer)

/s/ JORGE A. BERMUDEZ	/s/ LESLIE F. SEIDMAN
Jorge A. Bermudez,	Leslie F. Seidman,
Director	Director

/s/ THÉRÈSE ESPERDY	/s/ ZIG SERAFIN
Thérèse Esperdy,	Zig Serafin,
Director	Director

/s/ VINCENT A. FORLENZA	/s/ BRUCE VAN SAUN
Vincent A. Forlenza,	Bruce Van Saun,
Lead Independent Director	Director

/s/ KATHRYN M. HILL
Kathryn M. Hill,
Director
Date: February 14, 2024

128     MOODY'S 2023 10-K