Form 10-Q
period 2024-03-31
MOODYS CORP /DE/
filed 2024-05-02
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Shares Outstanding at March 31, 2024
182.6 million

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION
ABS	Asset backed securities; a component of SFG
Acquisition-Related Intangible Amortization Expense	Amortization of definite-lived intangible assets acquired by the Company from all business combination transactions
Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”
Adjusted Operating Margin	Adjusted Operating Income divided by revenue
Americas	Represents countries within North and South America, excluding the U.S.
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

AUD	Australian dollar
BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools
Board	The board of directors of the Company
BPS	Basis points
CAD	Canadian dollar
CCXI	China Cheng Xin International Credit Rating Co. Ltd.; China’s first and largest domestic credit rating agency approved by the People’s Bank of China; currently Moody’s owns 30% of CCXI
CDP	Carbon Disclosure Project; an international nonprofit organization that helps companies, cities, states and regions manage their environmental impact through a global disclosure system
CFG	Corporate finance group; an LOB of MIS
CMBS	Commercial mortgage-backed securities; an asset class within SFG
COLI	Corporate-Owned Life Insurance
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
CODM	Chief Operating Decision Maker
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2021 Facility

CRAs	Credit rating agencies
CreditView	A product offering from MA that incorporates credit ratings, research and data from MIS plus research, data and content from MA
Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products

TERM	DEFINITION
Decision Solutions (DS)
LOB within MA that provides SaaS solutions supporting banking, insurance, and KYC workflows. This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide risk assessment solutions

EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ESG	Environmental, Social and Governance
ESTR	Euro Short-Term Rate
ETR	Effective tax rate
EU	European Union
EUR	euros
Excess Tax Benefits
The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended
External Revenue	Revenue excluding any intersegment amounts
FASB	Financial Accounting Standards Board
FIG	Financial institutions group; an LOB of MIS
Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
GDP	Gross domestic product
GLoBE	Global Anti-Base Erosion, also known as "Pillar Two"; tax model issued by the OECD in 2023
ICRA	ICRA Limited; a provider of credit ratings and research in India
INR	Indian rupee
JPY	Japanese yen
KYC	Know-your-customer
LOB	Line of business
MA
Moody’s Analytics - a reportable segment of MCO; a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities

MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly a reporting unit within the MA reportable segment
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
M&A	Mergers and acquisitions
MIS
Moody’s Investors Service - a reportable segment of MCO; MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities; consists of five LOBs - SFG; CFG; FIG; PPIF; and MIS Other

MIS Other
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

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC
OECD	Organization for Economic Co-operation and Development; an international organization that promotes policies that improve economic and social well-being around the world
Operating segment
Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s CODM; and iii) discrete financial information about the component is available

Pillar Two	Tax model issued by the OECD in 2023; also referred to as the "Global Anti-Base Erosion" or "GLoBE" rules
PPIF	Public, project and infrastructure finance; an LOB of MIS
Recurring Revenue
For MA, represents subscription-based revenue and software maintenance revenue. For MIS, represents recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations, as well as revenue from programs such as commercial paper, medium-term notes and shelf registrations. For MIS Other, represents subscription-based revenue

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under GAAP; defined as an operating segment or one level below an operating segment
Research and Insights (R&I)	LOB within MA that provides models, scores, expert insights and commentary. This LOB includes credit research; credit models and analytics; economics data and models; and structured finance solutions
RMBS	Residential mortgage-backed securities; an asset class within SFG
RMS	Risk Management Solutions, Inc., a global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021
SaaS	Software-as-a-Service
SEC	U.S. Securities and Exchange Commission
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SGD	Singapore dollar
SOFR	Secured Overnight Financing Rate
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017 which significantly amends the tax code in the U.S.
Total Debt	All indebtedness of the Company as reflected on the consolidated balance sheets
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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,786	$1,470
Expenses
Operating	467	428
Selling, general, and administrative	413	386
Depreciation and amortization	100	88
Restructuring	5	14
Total expenses	985	916
Operating income	801	554
Non-operating (expense) income, net
Interest expense, net	(62)	(48)
Other non-operating income, net	13	—
Total non-operating (expense) income, net	(49)	(48)
Income before provision for income taxes	752	506
Provision for income taxes	175	5
Net income attributable to Moody's	$577	$501
Earnings per share attributable to Moody's common shareholders
Basic	$3.16	$2.73
Diluted	$3.15	$2.72
Weighted average number of shares outstanding
Basic	182.6	183.3
Diluted	183.4	184.1
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$577			$501
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(115)	$—	(115)	$109	$(2)	107
Net gains (losses) on net investment hedges	101	(27)	74	(76)	19	(57)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Net actuarial losses	(1)	—	(1)	—	—	—
Total other comprehensive (loss) income	$(14)	$(27)	$(41)	$34	$17	$51
Comprehensive income			536			552
Less: comprehensive loss attributable to noncontrolling interests			—			(3)
Comprehensive Income Attributable to Moody's			$536			$555
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,476	$2,130
Short-term investments	58	63
Accounts receivable, net of allowance for credit losses of $35 in 2024 and $35 in 2023	1,835	1,659
Other current assets	437	489
Total current assets	4,806	4,341
Property and equipment, net of accumulated depreciation of $1,320 in 2024 and $1,272 in 2023	613	603
Operating lease right-of-use assets	260	277
Goodwill	5,909	5,956
Intangible assets, net	1,983	2,049
Deferred tax assets, net	270	258
Other assets	1,170	1,138
Total assets	$15,011	$14,622
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$976	$1,076
Current portion of operating lease liabilities	109	108
Current portion of long-term debt	685	—
Deferred revenue	1,612	1,316
Total current liabilities	3,382	2,500
Non-current portion of deferred revenue	61	65
Long-term debt	6,259	7,001
Deferred tax liabilities, net	458	402
Uncertain tax positions	201	196
Operating lease liabilities	280	306
Other liabilities	635	676
Total liabilities	11,276	11,146
Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2024 and December 31, 2023, respectively	3	3
Capital surplus	1,252	1,228
Retained earnings	15,081	14,659
Treasury stock, at cost; 160,292,910 and 160,430,754 shares of common stock at March 31, 2024 and December 31, 2023, respectively	(12,153)	(12,005)
Accumulated other comprehensive loss	(608)	(567)
Total Moody's shareholders' equity	3,575	3,318
Noncontrolling interests	160	158
Total shareholders' equity	3,735	3,476
Total liabilities, noncontrolling interests, and shareholders' equity	$15,011	$14,622
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$577	$501
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	100	88
Stock-based compensation	53	47
Deferred income taxes	25	—
Provision for credit losses on accounts receivable	4	3
Changes in assets and liabilities:
Accounts receivable	(197)	(54)
Other current assets	49	74
Other assets	(19)	(21)
Lease obligations	(7)	(5)
Accounts payable and accrued liabilities	(110)	(178)
Deferred revenue	308	296
Uncertain tax positions and other non-current tax liabilities	6	(119)
Other liabilities	(14)	(24)
Net cash provided by operating activities	775	608
Cash flows from investing activities
Capital additions	(78)	(73)
Purchases of investments	(50)	(45)
Sales and maturities of investments	46	55
Purchases of investments in non-consolidated affiliates	(2)	—
Cash paid for acquisitions, net of cash acquired	(12)	—
Net cash used in investing activities	(96)	(63)
Cash flows from financing activities
Proceeds from stock-based compensation plans	20	11
Treasury shares	(120)	(41)
Repurchase of shares related to stock-based compensation	(53)	(45)
Dividends	(155)	(141)
Net cash used in financing activities	(308)	(216)
Effect of exchange rate changes on cash and cash equivalents	(25)	21
Increase in cash and cash equivalents	346	350
Cash and cash equivalents, beginning of period	2,130	1,769
Cash and cash equivalents, end of period	$2,476	$2,119
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				501				501	—	501
Dividends ($0.77 per share)				(140)				(140)	—	(140)
Stock-based compensation			47					47		47
Shares issued for stock-based compensation plans at average cost, net			(33)		0.4	(15)		(48)		(48)
Treasury shares repurchased, inclusive of excise tax			—		(0.1)	(42)		(42)		(42)
Currency translation adjustment, net of net investment hedge activity (net of tax of $17 million)							53	53	(3)	50
Amortization of losses on cash flow hedges							1	1		1
Balance at March 31, 2023	342.9	$3	$1,068	$13,979	(159.4)	$(11,570)	$(589)	$2,891	$167	$3,058
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
Net income				577				577	—	577
Dividends ($0.85 per share)				(155)				(155)	—	(155)
Stock-based compensation			54					54		54
Shares issued for stock-based compensation plans at average cost, net			(30)		0.4	(29)		(59)		(59)
Purchase of noncontrolling interest								—	2	2
Treasury shares repurchased, inclusive of excise tax			—		(0.3)	(119)		(119)		(119)
Currency translation adjustment, net of net investment hedge activity (net of tax of $27 million)							(41)	(41)	—	(41)
Net actuarial losses							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at March 31, 2024	342.9	$3	$1,252	$15,081	(160.3)	$(12,153)	$(608)	$3,575	$160	$3,735
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
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2023 annual report on Form 10-K filed with the SEC on February 14, 2024. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain reclassifications have been made to prior period amounts to conform to the current presentation.
Recently Issued Accounting Standards
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
Reclassification of Previously Reported Revenue by LOB
In the second quarter of 2023, the Company expanded its disaggregation of revenue disclosures for MA's Decision Solutions LOB to enhance insight and transparency into this business. In conjunction with this new presentation, the Company reclassified certain revenue relating to structured finance solutions from the Decision Solutions LOB to the Research & Insights LOB. Additionally, in the first quarter of 2024, pursuant to the integration of RMS into the Company's order-to-cash systems, the Company reclassified certain prior year revenue by geography disclosures. The impact of the aforementioned reclassifications was not material and prior year revenue disclosures have been reclassified to conform to this new presentation, which is disclosed in Note 2.

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2024	2023
MA:
Decision Solutions (DS)
Banking	$134	$131
Insurance	144	133
KYC	87	70
Total DS	365	334
Research and Insights (R&I)	222	215
Data and Information (D&I)	212	188
Total external revenue	799	737
Intersegment revenue	3	3
Total MA	802	740
MIS:
Corporate Finance (CFG)
Investment-grade	147	115
High-yield	67	32
Bank loans	155	59
Other accounts (1)	160	150
Total CFG	529	356
Structured Finance (SFG)
Asset-backed securities	33	27
RMBS	24	25
CMBS	17	14
Structured credit	39	32
Other accounts	1	1
Total SFG	114	99
Financial Institutions (FIG)
Banking	121	100
Insurance	59	33
Managed investments	12	6
Other accounts	3	3
Total FIG	195	142
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	59	52
Project and infrastructure	82	77
Total PPIF	141	129
Total ratings revenue	979	726
MIS Other	8	7
Total external revenue	987	733
Intersegment revenue	47	45
Total MIS	1,034	778
Eliminations	(50)	(48)
Total MCO	$1,786	$1,470
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$138	$227	$365	$132	$202	$334
Research and Insights	122	100	222	118	97	215
Data and Information	77	135	212	67	121	188
Total MA	337	462	799	317	420	737
MIS:
Corporate Finance	372	157	529	246	110	356
Structured Finance	76	38	114	61	38	99
Financial Institutions	98	97	195	63	79	142
Public, Project and Infrastructure Finance	86	55	141	76	53	129
Total ratings revenue	632	347	979	446	280	726
MIS Other	—	8	8	—	7	7
Total MIS	632	355	987	446	287	733
Total MCO	$969	$817	$1,786	$763	$707	$1,470

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2024	2023
MA:
U.S.	$337	$317
Non-U.S.:
EMEA	316	287
Asia-Pacific	85	78
Americas	61	55
Total Non-U.S.	462	420
Total MA	799	737
MIS:
U.S.	632	446
Non-U.S.:
EMEA	226	173
Asia-Pacific	70	71
Americas	59	43
Total Non-U.S.	355	287
Total MIS	987	733
Total MCO	$1,786	$1,470

The following table summarizes the split between Transaction Revenue and Recurring Revenue.

	Three Months Ended March 31,
	2024			2023
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$37	$328	$365	$40	$294	$334
	10%	90%	100%	12%	88%	100%
Research and Insights	$4	$218	$222	$5	$210	$215
	2%	98%	100%	2%	98%	100%
Data and Information	$1	$211	$212	$—	$188	$188
	—%	100%	100%	—%	100%	100%
Total MA (1)	$42	$757	$799	$45	$692	$737
	5%	95%	100%	6%	94%	100%
Corporate Finance	$399	$130	$529	$230	$126	$356
	75%	25%	100%	65%	35%	100%
Structured Finance	$59	$55	$114	$45	$54	$99
	52%	48%	100%	45%	55%	100%
Financial Institutions	$122	$73	$195	$70	$72	$142
	63%	37%	100%	49%	51%	100%
Public, Project and Infrastructure Finance	$96	$45	$141	$86	$43	$129
	68%	32%	100%	67%	33%	100%
MIS Other	$1	$7	$8	$—	$7	$7
	12%	88%	100%	—%	100%	100%
Total MIS	$677	$310	$987	$431	$302	$733
	69%	31%	100%	59%	41%	100%
Total Moody's Corporation	$719	$1,067	$1,786	$476	$994	$1,470
	40%	60%	100%	32%	68%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP (please also refer to the following table).
The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$21	$677	$698	$27	$431	$458
Revenue recognized over time	778	310	1,088	710	302	1,012
Total	$799	$987	$1,786	$737	$733	$1,470

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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
	MA	MIS	MA	MIS
Unbilled Receivables	$133	$461	$119	$415

Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,111	$270	$1,381	$1,055	$278	$1,333
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(437)	(94)	(531)	(471)	(98)	(569)
Increases due to amounts billable excluding amounts recognized as revenue during the period	652	187	839	688	179	867
Effect of exchange rate changes	(14)	(2)	(16)	16	1	17
Total changes in deferred revenue	201	91	292	233	82	315
Balance at March 31,	$1,312	$361	$1,673	$1,288	$360	$1,648
Deferred revenue - current	$1,310	$302	$1,612	$1,287	$291	$1,578
Deferred revenue - non-current	$2	$59	$61	$1	$69	$70
The increase in deferred revenue during both the three months ended March 31, 2024 and 2023 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.

Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2024 as well as amounts not yet invoiced to customers as of March 31, 2024, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.9 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $91 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation cost	$53	$47
Tax benefit	$12	$10
During the first quarter of 2024, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $120.28 per share. The Company also granted 0.5 million shares of restricted stock in the first quarter of 2024, which had a weighted average grant date fair value of $372.18 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over a period of two to four years. The weighted average grant date fair value of these awards was $361.44 per share.

The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2024:

Expected dividend yield	0.91%
Expected stock volatility	28%
Risk-free interest rate	4.34%
Expected holding period	5.9 years
Unrecognized stock-based compensation expense at March 31, 2024 was $26 million and $375 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 2.8 years, respectively. Additionally, there was $67 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.7 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2024	2023
Exercise of stock options:
Proceeds from stock option exercises	$16	$7
Aggregate intrinsic value	$21	$15
Tax benefit realized upon exercise	$3	$4
Number of shares exercised	0.1	0.1
Vesting of restricted stock:
Fair value of shares vested	$169	$140
Tax benefit realized upon vesting	$41	$33
Number of shares vested	0.4	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$40	$24
Tax benefit realized upon vesting	$9	$3
Number of shares vested	0.1	0.1

NOTE 4. INCOME TAXES
Moody’s ETR was 23.3% and 1.0% for the three months ended March 31, 2024 and 2023, respectively. The increase in the ETR for the three months ended March 31, 2024 compared to the same period in the prior year was primarily due to tax benefits recognized in the first quarter of 2023, which reflect the resolution of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions and will not recur in 2024. The Company’s year-to-date provision for income taxes differs from the tax computed by applying its estimated annual ETR to the pre-tax earnings primarily due to the following items recognized in 2024: i) net increase of $3 million related to the establishment of UTPs; and ii) Excess Tax Benefits from stock-based compensation of $14 million.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of $6 million ($5 million, net of federal tax) during the first quarter of 2024.

Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2019 through 2020 are currently under examination and 2021 through 2022 remain open to examination. The Company’s New York City tax returns for 2018 through 2020 are currently under examination. The Company’s U.K. tax returns for 2017 through 2022 remain open to examination.

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
The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2024	2023
Income taxes paid	$87	$66
In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% is not expected to impact Moody’s ETR. The excise tax of 1% on corporate share buybacks will not have an impact on the Company’s ETR for 2024.
Multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar Two) issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million, with an effective date beginning in 2024. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional ETR up to 15%. We have evaluated the potential impact of the Pillar Two global minimum tax proposals on our consolidated financial statements and related disclosures. As of March 31, 2024, the Pillar Two minimum tax requirement is not expected to have a material impact on our full-year 2024 results of operations or financial position.

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,

	2024	2023
Basic	182.6	183.3
Dilutive effect of shares issuable under stock-based compensation plans	0.8	0.8
Diluted	183.4	184.1
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.7
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2024 and 2023.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2024
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,360	$—	$1,360	$1,297	$58	$5
Mutual funds	$96	$9	$105	$—	$—	$105

	As of December 31, 2023
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,178	$—	$1,178	$1,112	$63	$3
Mutual funds	$91	$6	$97	$—	$—	$97
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both March 31, 2024 and December 31, 2023. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 14 months at March 31, 2024 and 14 months at December 31, 2023. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in Corporate-Owned Life Insurance (COLI). As of March 31, 2024 and December 31, 2023, the contract value of the COLI was $48 million and $47 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of March 31, 2024	As of December 31, 2023	Floating Interest Rate
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	300	SOFR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	300	300	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,550	$2,550
Refer to Note 13 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2024	2023
Interest expense, net		$(62)	$(48)

Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(25)	$(18)
Fair value changes on interest rate swaps	Interest expense, net	$(29)	$46
Fair value changes on hedged debt	Interest expense, net	$29	$(46)
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
Cross currency swaps designated as net investment hedges
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s euro net investment in certain foreign subsidiaries against changes in euro/USD exchange rates. The following tables provide information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

March 31, 2024
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

As of March 31, 2024 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,	Notional Amount (Pay)	Notional Amount (Receive)
2026	€450	$500
2027	531	550
2028	588	600
2029	373	400
2031	481	500
2032	480	500
Total	€2,903	$3,050
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Cross currency swaps	$51	$(39)	$—	$—	$11	$16
Long-term debt	23	(18)	—	—	—	—
Total net investment hedges	$74	$(57)	$—	$—	$11	$16
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$(1)	$—	$—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$74	$(57)	$(1)	$(1)	$11	$16

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	March 31, 2024	December 31, 2023
Net investment hedges
Cross currency swaps	$72	$21
FX forwards	29	29
Long-term debt	26	3
Total net investment hedges	$127	$53
Cash flow hedges
Interest rate contracts	$(44)	$(45)
Cross currency swaps	1	1
Total cash flow hedges	(43)	(44)
Total net gain in AOCL	$84	$9
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

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2024				December 31, 2023
Notional amount of currency pair(1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$460		£362		$513		£407
Contracts to sell USD for JPY		$17		¥2,500		$14		¥2,000
Contracts to sell USD for CAD		$48	C$	65		$147	C$	200
Contracts to sell USD for SGD		$52	S$	70		$50	S$	67
Contracts to sell USD for EUR		$22		€20		$60		€55
Contracts to sell USD for INR		$23	₹	1,900		$23	₹	1,900
Contracts to sell USD for AUD		$5	A$	8		$5	A$	8
Contracts to sell CAD for USD	C$	—		$—	C$	25		$19

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at March 31, 2024 and related gains in the three months ended March 31, 2024 were not material. The notional amount of the total return swaps as of March 31, 2024 was $62 million.
The following table summarizes the impact to the consolidated statements of operations relating to the net losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2024	2023
FX forwards	Other non-operating income, net	$(13)	$5
Total return swaps	Operating expense	$3	$—
Total return swaps	SG&A expense	$1	$—
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$14	$3
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	13
Total assets		$14	$16
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$14	$—
Cross-currency swaps designated as net investment hedges	Other liabilities	125	183
Interest rate swaps designated as fair value hedges	Other liabilities	197	183
Total derivatives designated as accounting hedges		336	366
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,350	1,381
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	4	—
Total liabilities		$1,690	$1,747

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (1)	13	—	13	2	—	2	15	—	15
Foreign currency translation adjustments	(61)	—	(61)	(1)	—	(1)	(62)	—	(62)
Ending balance	$5,633	$(12)	$5,621	$288	$—	$288	$5,921	$(12)	$5,909

	Year Ended December 31, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (2)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	117	—	117	(3)	—	(3)	114	—	114
Ending balance	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
(1) The 2024 additions/adjustments primarily relate to certain immaterial acquisitions which were completed in the first quarter of 2024.
(2) The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.

Acquired intangible assets and related amortization consisted of:

	March 31, 2024	December 31, 2023
Customer relationships	$2,045	$2,065
Accumulated amortization	(573)	(556)
Net customer relationships	1,472	1,509
Software/product technology	667	674
Accumulated amortization	(377)	(364)
Net software/product technology	290	310
Database	178	179
Accumulated amortization	(86)	(82)
Net database	92	97
Trade names	198	199
Accumulated amortization	(75)	(72)
Net trade names	123	127
Other (1)	52	52
Accumulated amortization	(46)	(46)
Net other	6	6
Total acquired intangible assets, net	$1,983	$2,049
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$49	$51

NOTE 9. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved the 2022 - 2023 Geolocation Restructuring Program. The Company estimates that the program will result in annualized savings of $145 million to $165 million per year. This program related to the Company's post-COVID-19 geolocation strategy and other strategic initiatives and included the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. Cumulative charges related to this program are shown in the table below. The savings generated from the 2022 - 2023 Geolocation Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program was substantially completed at the end of 2023. Cash outlays associated with this program, which primarily relate to personnel-related costs, are expected to be $130 million to $140 million, substantially all of which are expected to be paid by the end of 2024.
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended March 31,		Cumulative expense incurred
2022 - 2023 Geolocation Restructuring Program	2024	2023
Employee Termination Costs	$5	$13	$141
Real Estate Related Costs	—	1	63
Other Costs	—	—	1
Total Restructuring	$5	$14	$205

Changes to the restructuring liability during the first quarter of 2024 were as follows:

Balance as of December 31, 2023	$36
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	5
Cash payments	(17)
Balance as of March 31, 2024	$24
The restructuring liability is primarily comprised of employee termination costs, with an immaterial amount of real estate-related and other costs. As of March 31, 2024, substantially all of the remaining $24 million restructuring liability is expected to be paid out in 2024.

NOTE 10. FAIR VALUE
The tables below present information about items that are carried at fair value at March 31, 2024 and December 31, 2023:

	Fair Value Measurement as of March 31, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$14	$—	$14
Money market funds/mutual funds	115	115	—
Total	$129	$115	$14
Liabilities:
Derivatives (1)	$340	$—	$340
Total	$340	$—	$340

	Fair Value Measurement as of December 31, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$16	$—	$16
Money market funds/mutual funds	107	107	—
Total	$123	$107	$16
Liabilities:
Derivatives (1)	$366	$—	$366
Total	$366	$—	$366
(1) Represents fair value of certain derivative contracts as more fully described in Note 7 to the consolidated financial statements.
The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, money market mutual funds and mutual funds:
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

NOTE 11. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2024	December 31, 2023
Other current assets:
Prepaid taxes	$87	$115
Prepaid expenses	147	133
Capitalized costs to obtain and fulfill sales contracts	121	116
Foreign exchange forwards on certain assets and liabilities	—	13
Interest receivable on interest rate and cross currency swaps	49	79
Other	33	33
Total other current assets	$437	$489

Other assets:
Investments in non-consolidated affiliates	$522	$521
Deposits for real-estate leases	16	16
Indemnification assets related to acquisitions	113	111
Mutual funds, certificates of deposit and money market deposit accounts/funds	110	100
Company owned life insurance (at contract value)	48	47
Capitalized costs to obtain sales contracts	202	196
Derivative instruments designated as accounting hedges	14	3
Pension and other retirement employee benefits	41	41
Other	104	103
Total other assets	$1,170	$1,138

Accounts payable and accrued liabilities:
Salaries and benefits	$154	$130
Incentive compensation	96	345
Customer credits, advanced payments and advanced billings	141	105
Dividends	5	7
Professional service fees	61	46
Interest accrued on debt	39	83
Accounts payable	88	23
Income taxes	147	108
Pension and other retirement employee benefits	15	15
Accrued royalties	28	24
Foreign exchange forwards on certain assets and liabilities	4	—
Restructuring liability	23	35
Derivative instruments designated as accounting hedges	14	—
Interest payable on interest rate and cross currency swaps	51	67
Other	110	88
Total accounts payable and accrued liabilities	$976	$1,076

	March 31, 2024	December 31, 2023
Other liabilities:
Pension and other retirement employee benefits	$193	$190
Interest accrued on UTPs	38	36
MAKS indemnification provisions	19	19
Income tax liability - non-current portion	12	15
Derivative instruments designated as accounting hedges	322	366
Other	51	50
Total other liabilities	$635	$676
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	March 31, 2024	December 31, 2023
Equity method investments (1)	$187	$186
Investments measured using the measurement alternative (2)	327	327
Other	8	8
Total investments in non-consolidated affiliates	$522	$521
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
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three Months Ended March 31,
	2024	2023
FX loss (1)	$(3)	$(26)
Net periodic pension income - non-service and non-interest cost components	8	9
Income from investments in non-consolidated affiliates	—	2
Gain on investments	3	5
Other (2)	5	10
Total	$13	$—
(1) The amount for the three months ended March 31, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year.
(2) The amount for the three months ended March 31, 2023 reflects a benefit of $9 million related to the favorable resolutions of various tax matters.

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended March 31,
	2024					2023
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(56)	$(44)	$(520)	$53	$(567)	$(47)	$(45)	$(736)	$185	$(643)
Other comprehensive (loss)/income before reclassifications	(1)	—	(115)	74	(42)	—	—	110	(57)	53
Amounts reclassified from AOCL	—	1	—	—	1	—	1	—	—	1
Other comprehensive (loss)/income	(1)	1	(115)	74	(41)	—	1	110	(57)	54
Balance at March 31,	$(57)	$(43)	$(635)	$127	$(608)	$(47)	$(44)	$(626)	$128	$(589)

NOTE 13. INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(38)	$3	$(4)	$561
1.75% 2015 Senior Notes, due 2027	540	—	—	(1)	539
3.25% 2017 Senior Notes, due 2028	500	(27)	(2)	(1)	470
4.25% 2018 Senior Notes, due 2029	400	(40)	(1)	(2)	357
4.875% 2018 Senior Notes, due 2048	400	(40)	(6)	(3)	351
0.950% 2019 Senior Notes, due 2030	810	—	(2)	(4)	804
3.75% 2020 Senior Notes, due 2025	700	(14)	—	(1)	685
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(41)	(8)	(5)	446
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total debt	$7,250	$(212)	$(49)	$(45)	$6,944
Current portion					(685)
Total long-term debt					$6,259

December 31, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(34)	$3	$(4)	$565
1.75% 2015 Senior Notes, due 2027	552	—	—	(1)	551
3.25% 2017 Senior Notes, due 2028	500	(26)	(2)	(2)	470
4.25% 2018 Senior Notes, due 2029	400	(34)	(2)	(2)	362
4.875% 2018 Senior Notes, due 2048	400	(36)	(6)	(3)	355
0.950% 2019 Senior Notes, due 2030	829	—	(2)	(4)	823
3.75% 2020 Senior Notes, due 2025	700	(16)	(1)	(1)	682
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(29)	(8)	(5)	458
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(4)	486
Total long-term debt	$7,281	$(183)	$(51)	$(46)	$7,001
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

Notes Payable
At March 31, 2024, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2024, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2024 (After March 31,)	$—
2025	700
2026	—
2027	540
2028	500
Thereafter	5,510
Total	$7,250
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended March 31,
	2024	2023
Income	$22	$10
Expense on borrowings(1)	(74)	(70)
(Expense) income on UTPs and other tax related liabilities(2)	(4)	18
Net periodic pension costs - interest component	(6)	(6)
Interest expense, net	$(62)	$(48)
Interest paid(3)	$100	$96
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 7.
(2) The amount for the three months ended March 31, 2023 reflects a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters.
(3) Interest paid includes net settlements on interest rate swaps, which are more fully discussed in Note 7.

The fair value and carrying value of the Company’s debt as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$6,944	$6,240	$7,001	$6,402
The fair value of the Company’s debt is estimated based on quoted prices in active markets as of the reporting date, which are considered Level 1 inputs within the fair value hierarchy.

NOTE 14. LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company’s leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company’s leases include options to renew, with renewal terms that can extend the lease term from one year to 20 years at the Company’s discretion.

The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$22	$24
Sublease income	(2)	(2)
Variable lease cost	5	5
Total lease cost	$25	$27
The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$30
Right-of-use assets obtained in exchange for new operating lease liabilities	$4	$5

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term	4.2 years	4.8 years
Weighted-average discount rate applied to operating leases	3.2%	3.1%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2024:

Year Ending December 31,	Operating Leases
2024 (After March 31,)	$91
2025	108
2026	89
2027	71
2028	20
After 2028	36
Total lease payments (undiscounted)	415
Less: Interest	26
Present value of lease liabilities:	$389
Lease liabilities - current	$109
Lease liabilities - noncurrent	$280

NOTE 15. CONTINGENCIES
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
“Eliminations” in the following table represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the CODM to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.
Financial Information by Segment
The table below shows revenue and Adjusted Operating Income by reportable segment. Adjusted Operating Income is a financial metric utilized by the Company’s CODM to assess the profitability of each reportable segment. Refer to Note 2 for further details on the components of the Company’s revenue.

	Three Months Ended March 31,
	2024				2023
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$799	$987	$—	$1,786	$737	$733	$—	$1,470
Intersegment revenue	3	47	(50)	—	3	45	(48)	—
Revenue	802	1,034	(50)	1,786	740	778	(48)	1,470
Operating, SG&A	564	366	(50)	880	526	336	(48)	814
Adjusted Operating Income	$238	$668	$—	$906	$214	$442	$—	$656
Add:
Depreciation and amortization	82	18	—	100	70	18	—	88
Restructuring	2	3	—	5	8	6	—	14
Operating Income				$801				$554

The table below shows cumulative restructuring expense incurred through March 31, 2024 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$110	$95	$205
The 2022 - 2023 Geolocation Restructuring Program is more fully discussed in Note 9.

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2024	2023
United States	$969	$763
Non-U.S.:
EMEA	542	460
Asia-Pacific	155	149
Americas	120	98
Total Non-U.S.	817	707
Total	$1,786	$1,470

NOTE 17. SUBSEQUENT EVENT
On April 26, 2024, the Board approved the declaration of a quarterly dividend of $0.85 per share of Moody’s common stock, payable on June 7, 2024 to shareholders of record at the close of business on May 17, 2024.

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
THE COMPANY
In a world shaped by increasingly interconnected risks, Moody's data, insights, and innovative technologies help customers develop a holistic view of their world and unlock opportunities. With a rich history of experience in global markets and a diverse workforce of approximately 15,000 across more than 40 countries, Moody's gives customers the comprehensive perspective needed to act with confidence and thrive. Moody’s has two reportable segments: MA and MIS.

Moody's Analytics	Moody's Investors Service
MA provides data, intelligence and analytical tools to help business and financial leaders make confident decisions.
Global risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Our data, analytical solutions and insights help decision-makers identify opportunities and manage the risks of doing business with others.

For more than 115 years, MIS has been a leading provider of credit ratings, research, and risk analysis helping businesses, governments, and other entities around the globe to anticipate, adapt and thrive in this era of exponential risk.

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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances its commitment to sustainability by considering ESG factors in its operations, value chain, products and services. It uses its expertise and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. During the first quarter of 2024, Moody's received the following awards and recognition for its sustainability-related efforts:
•Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders for its sustainability-related efforts;
•Made CDP's 2023 Climate Change 'A' List, in recognition of Moody's leadership in corporate transparency and actions taken to mitigate climate change; and
•Named to the 2023 Dow Jones Sustainability Indices (DJSI) - World and North America, an annual listing of publicly traded companies, recognizing Moody's for its strong corporate sustainability practices.
The Board oversees sustainability matters via the Audit, Governance & Nominating and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Audit Committee oversees financial, risk and other disclosures made in the Company’s annual and quarterly reports related to sustainability and has overseen the expanded voluntary disclosures the Company has made in its periodic filings. The Governance & Nominating Committee oversees sustainability matters, including significant issues of corporate social and environmental responsibility, as they pertain to the Company’s business and to long-term value creation for the Company and its stockholders, and makes recommendations to the Board regarding these issues. This has helped to develop the Company’s robust ESG strategy. Finally, the Compensation & Human Resources Committee oversees inclusion of sustainability-related performance goals for determining compensation of all senior executives. This oversight has resulted in the Company more fully integrating sustainability-related performance metrics into the strategic & operational compensation metric of all senior executives. The Board also oversees Moody’s policies for assessing and managing the Company's exposure to risk, including climate-related risks such as business continuity disruption and reputational or credibility concerns stemming from incorporation of climate-related risks into the credit methodologies and credit ratings of MIS, or analysis of such risks within MA's products and services. The Board maintains its collective knowledge of sustainability topics through ongoing education, such as regular presentations from management on various ESG issues, including climate and the integration of ESG factors into Moody’s products and solutions.

Three Pillars of Moody's Sustainability Strategy

Our Actions	Our Influence	Our Support
the decisions and actions we can take related to impacts under our direct control	the actions that we can demand or request from entities providing us with products and services	the steps we take to support or enable direct action by other organizations or communities

Current Matters Impacting Moody's Business
Current Macroeconomic Uncertainties/Market Volatility
The Company continues to monitor current macroeconomic and geopolitical uncertainties that had contributed to volatility in rated issuance volumes in 2022 and 2023. These uncertainties include, but are not limited to: i) inflation levels; ii) higher interest rates; and iii) volatility in the global capital markets partly resulting from the ongoing military conflicts further discussed below. A substantial portion of MIS’s revenue is impacted by the level of issuance activity in the fixed income capital markets, both in the U.S. and internationally. Due to various uncertainties, Moody's is unable to predict the severity and duration of current macroeconomic and geopolitical uncertainties and their potential impact on future rated issuance volumes. Refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023 for further disclosure relating to these risks.
Military Conflicts
The Company continues to closely monitor the impact of the ongoing Russia-Ukraine military conflict and the military conflict in Israel and surrounding areas on all aspects of its business. In response to the Russia-Ukraine military conflict, the Company is no longer conducting commercial operations in Russia for both MA and MIS and is complying with all applicable regulatory restrictions set forth by authorities in the jurisdictions in which Moody's operates. Furthermore, the Company has withdrawn MIS credit ratings on Russian entities.
While Moody's operations and net assets in Russia, Israel and the surrounding areas are not material, broader global market volatility, which partially relates to uncertainties surrounding these military conflicts, may contribute to volatility in rated issuance volumes in the future. The Company is unable to predict either the near-term or longer-term impact that these military conflicts may have on its financial position and operating results due to numerous uncertainties regarding the severity and duration of military conflicts and their broader potential macroeconomic impact.
Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, accounts receivable allowances, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2023, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures.
Reportable Segments
The Company is organized into two reportable segments as of March 31, 2024: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 16 to the consolidated financial statements.

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

Three months ended March 31, 2024 compared with three months ended March 31, 2023
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended March 31, 2024. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2024	2023	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,786	$1,470	21%		— reflects strong growth in both segments
MA external revenue	$799	$737	8%		— sustained demand for KYC solutions, as well as continued growth from SaaS-based banking and insurance offerings; and — ongoing strong retention for ratings data feeds and company data applications
MIS external revenue	$987	$733	35%
— reflects growth across all LOBs, as opportunistic issuers took advantage of tight credit spreads and strong investor demand ahead of potential macroeconomic and geopolitical-related volatility later in the year

Total operating and SG&A expenses	$880	$814	(8%)
— higher salaries and benefits reflecting an increase in headcount and annual salary increases within both segments; and
— higher incentive and stock-based compensation aligned with headcount growth and projected financial and operating performance

Depreciation and amortization	$100	$88	(14%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$5	$14	64%		— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 9 to the consolidated financial statements
Total non-operating (expense) income, net	$(49)	$(48)	(2%)
In line with the prior year with key offsetting drivers being:
— a net decrease of $23 million in foreign exchange losses recorded during the year mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023, mostly offset by:
— higher tax-related interest expense of $22 million due to a reduction in tax-related interest accruals in the prior year related to the favorable resolution of tax matters

Operating margin	44.8%	37.7%	710	BPS	— operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth outpacing operating and SG&A expense growth
Adjusted Operating Margin(1)	50.7%	44.6%	610	BPS
ETR	23.3%	1.0%	(2,230	BPS)	— higher ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$3.15	$2.72	16%
— increase reflects growth in operating income/Adjusted Operating Income(1), partially offset by:
— a $0.75 per share benefit in the prior year resulting from the resolutions of tax matters in the first quarter of 2023

Adjusted Diluted EPS(1)	$3.37	$2.99	13%

Moody's Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
United States	$969	$763	27%
Non-U.S.:
EMEA	542	460	18%
Asia-Pacific	155	149	4%
Americas	120	98	22%
Total Non-U.S.	817	707	16%
Total	1,786	1,470	21%
Expenses:
Operating	467	428	(9%)
SG&A	413	386	(7%)
Depreciation and amortization	100	88	(14%)
Restructuring	5	14	64%
Total	985	916	(8%)
Operating income	$801	$554	45%
Adjusted Operating Income(1)	$906	$656	38%
Interest expense, net	$(62)	$(48)	(29%)
Other non-operating income, net	13	—	NM
Non-operating (expense) income, net	$(49)	$(48)	(2%)

Net income attributable to Moody's	$577	$501	15%
Diluted weighted average shares outstanding	183.4	184.1	—%
Diluted EPS attributable to Moody's common shareholders	$3.15	$2.72	16%
Adjusted Diluted EPS(1)	$3.37	$2.99	13%
Operating margin	44.8%	37.7%
Adjusted Operating Margin(1)	50.7%	44.6%
ETR	23.3%	1.0%
The table below shows Moody’s global staffing by geographic area:

		March 31,		Change
		2024	2023(a)	%
MA	U.S.	2,983	2,876	4%
	Non-U.S.	4,922	4,621	7%
	Total	7,905	7,497	5%
MIS	U.S.	1,512	1,462	3%
	Non-U.S.	4,083	3,690	11%
	Total	5,595	5,152	9%
MSS	U.S.	725	708	2%
	Non-U.S.	1,214	1,061	14%
	Total	1,939	1,769	10%
Total MCO	U.S.	5,220	5,046	3%
	Non-U.S.	10,219	9,372	9%
	Total	15,439	14,418	7%
(a) Certain reclassifications have been made to 2023 amounts to reflect certain departmental reorganizations and M&A integrations

GLOBAL REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

Global revenue ⇑ $316 million	U.S. Revenue ⇑ $206 million	Non-U.S. Revenue ⇑ $110 million
The increase in global revenue reflects growth in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

First Quarter Operating Expense ⇑ $39 million

Compensation expenses of $346 million increased $34 million reflecting:	Non-compensation expenses of $121 million increased $5 million:
— higher salaries and benefits that reflects hiring and salary increases, primarily in MA, to support continued growth in the business; and	— the increase is mostly attributable to operating growth, including investments to support technology, innovation and product development; partially offset by:
— higher incentive and stock-based compensation aligned with headcount growth and projected financial and operating performance	— disciplined expense management

First Quarter SG&A Expense ⇑ $27 million

Compensation expenses of $262 million increased $16 million reflecting:	Non-compensation expenses of $151 million increased $11 million:
— higher salaries and benefits reflecting an increase in headcount and annual salary increases; and	— increase reflects costs to support operating growth; partially offset by
— higher incentive and stock-based compensation aligned with headcount growth and projected financial and operating performance	— disciplined expense management

Depreciation and amortization
The increase is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The amounts in both periods reflect charges/adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Operating margin 44.8%, ⇑ 710 BPS	Adjusted Operating Margin(1) 50.7%, ⇑ 610 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth partially offset by an increase in operating and SG&A expenses.

Interest Expense, net ⇑ $14 million	Other non-operating income ⇑ $13 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— a $22 million reduction in tax-related interest reflecting the favorable resolution of tax matters in the prior year; partially offset by
— a $23 million net decrease in foreign currency losses mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023; partially offset by

— higher interest income of $12 million reflecting higher cash balances and interest yields	— a benefit of $9 million in the prior year related to the favorable resolution of various tax matters

ETR ⇑ 2,230 BPS
The increase in the ETR primarily reflects $113 million in tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions.

Diluted EPS ⇑ $0.43	Adjusted Diluted EPS(1) ⇑ $0.38
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above. This was partially offset by a $0.75 per share benefit in the prior year related to the resolution of tax matters in the first quarter of 2023.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Decision Solutions (DS)	$365	$334	9%
Research and Insights (R&I)	222	215	3%
Data and Information (D&I)	212	188	13%
Total external revenue	799	737	8%
Intersegment revenue	3	3	—%
Total MA revenue	802	740	8%
Expenses:
Operating and SG&A (external)	517	481	(7%)
Operating and SG&A (intersegment)	47	45	(4%)
Total operating and SG&A	564	526	(7%)
Adjusted Operating Income	$238	$214	11%
Adjusted Operating Margin	29.7%	28.9%

Depreciation and amortization	82	70	(17%)
Restructuring	2	8	75%

MOODY'S ANALYTICS REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $62 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇑ $42 million
The 8% increase in global MA revenue reflects growth both in the U.S. (6%) and internationally (10%).
–ARR(2) increased 10% reflecting growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $31 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $25 million
Global DS revenue for the three months ended March 31, 2024 and 2023 was comprised as follows:
Global DS revenue grew 9% compared to the first quarter of 2023 and reflects increases in the U.S. (5%) and internationally (12%).
The most notable drivers of the growth reflect:
–sustained demand for KYC solutions reflecting increased customer and supplier risk data usage, which drove ARR(2) growth of 18% for these solutions;
–higher demand for subscription-based actuarial and catastrophe models supported insurance growth which resulted in ARR(2) growth of 10%; and
–growth across Moody's SaaS-based banking solutions which enable customers' lending, risk management and finance workflows, resulting in ARR(2) growth of 9%.
The aforementioned factors contributed to overall ARR(2) growth for DS of 12%.

RESEARCH AND INSIGHTS REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $7 million	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇑ $3 million
Global R&I revenue increased 3% compared to the first quarter of 2023 and reflects growth in both the U.S. (3%) and internationally (3%). This increase was mainly driven by sales growth from the CreditView product offering, which contributed to R&I ARR(2) growth of 6%.

DATA AND INFORMATION REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $24 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $14 million
Global D&I revenue increased 13% compared to the first quarter of 2023 and reflects growth in both the U.S. (15%) and internationally (12%), mainly driven by improved customer retention, coupled with continued growth in new sales and higher price realization, supported by strong demand for company data and ratings feeds.
The aforementioned revenue growth factors also contributed to ARR(2) growth of 11% for D&I.

MA: First Quarter Operating and SG&A Expense ⇑ $36 million

Compensation expenses of $337 million increased $31 million:	Non-compensation expenses of $180 million increased $5 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases to support business growth; and	— the modest increase is mostly attributable to costs to support operating growth, including investments to support technology, innovation and product development
— the increase in incentive and stock-based compensation is driven by higher headcount and projected financial and operating performance

MA: Adjusted Operating Margin 29.7% ⇑ 80 BPS
The Adjusted Operating Margin expansion for MA is primarily due to the 8% increase in global MA revenue, mostly offset by increases in operating and SG&A expenses of 7%.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The amounts in both periods reflect charges/adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Corporate finance (CFG)	$529	$356	49%
Structured finance (SFG)	114	99	15%
Financial institutions (FIG)	195	142	37%
Public, project and infrastructure finance (PPIF)	141	129	9%
Total ratings revenue	979	726	35%
MIS Other	8	7	14%
Total external revenue	987	733	35%
Intersegment revenue	47	45	4%
Total MIS revenue	1,034	778	33%
Expenses:
Operating and SG&A (external)	363	333	(9%)
Operating and SG&A (intersegment)	3	3	—%
Total operating and SG&A	366	336	(9%)
Adjusted Operating Income	$668	$442	51%
Adjusted Operating Margin	64.6%	56.8%

Depreciation and amortization	18	18	—%
Restructuring	3	6	50%
The following chart presents changes in rated issuance volumes compared to the first quarter of 2023. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $254 million	U.S. Revenue ⇑ $186 million	Non-U.S. Revenue ⇑ $68 million
The increase in global MIS revenue reflects strong growth across all ratings LOBs.

CFG REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $173 million	U.S. Revenue ⇑ $126 million	Non-U.S. Revenue ⇑ $47 million

Global CFG revenue for the three months ended March 31, 2024 and 2023 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 49% reflects growth in both the U.S. (51%) and internationally (43%).
Transaction revenue increased $169 million compared to the same period in the prior year, with the most notable drivers of the growth reflecting:
–higher rated issuance volumes in leveraged finance (speculative-grade bonds and bank loans) reflecting opportunistic refinancing activity that was supported by tightening credit spreads; and
–higher investment grade rated issuance activity supported by several large M&A-related deals.

SFG REVENUE

Three months ended March 31,
2024---------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $15 million	U.S. Revenue ⇑ $15 million	Non-U.S. Revenue was in line with prior year

Global SFG revenue for the three months ended March 31, 2024 and 2023 was comprised as follows:
The increase in SFG of 15% reflects growth in the U.S. (25%), with international revenue remaining in line with the prior year.
Transaction revenue increased $14 million compared to the first quarter of 2023, mainly attributable to increased issuance activity from the ABS and Structured Credit asset classes, reflecting tightening credit spreads and strong investor demand, including from first time issuers.

FIG REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $53 million	U.S. Revenue ⇑ $35 million	Non-U.S. Revenue ⇑ $18 million
Global FIG revenue for the three months ended March 31, 2024 and 2023 was comprised as follows:

The increase in FIG revenue of 37% reflects revenue growth in both the U.S. (56%) and internationally (23%).
Transaction revenue increased $52 million compared to the first quarter of 2023, mainly due to growth in the insurance and banking sectors, which was attributable to improved issuance volumes coupled with a favorable issuance mix from infrequent issuer activity.

PPIF REVENUE

Three months ended March 31,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $12 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ 2 million
Global PPIF revenue for the three months ended March 31, 2024 and 2023 was comprised as follows:

The increase in PPIF revenue of 9% reflects growth in both the U.S. (13%) and internationally (4%).
Transaction revenue increased $10 million compared to the first quarter of 2023 primarily due to increased issuance from U.S. Public Finance issuers, reflecting refunding activity in the healthcare and higher education sectors.

MIS: First Quarter Operating and SG&A Expense ⇑ $30 million

Compensation expenses of $272 million increased $18 million:	Non-compensation expenses of $91 million increased $12 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases; and	— the increase is mostly attributable to costs to support operating growth, including investments to support technology and innovation
— the increase in incentive and stock-based compensation is driven by higher headcount and projected financial and operating performance

MIS: Adjusted Operating Margin 64.6% ⇑ 780 BPS
The MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 35% increase in revenue.

Restructuring
The amounts in both periods reflect charges/adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2024	2023
Net cash provided by operating activities	$775	$608	$167
Net cash used in investing activities	$(96)	$(63)	$(33)
Net cash used in financing activities	$(308)	$(216)	$(92)
Free Cash Flow (1)	$697	$535	$162
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities in the three months ended March 31, 2024 increased by $167 million compared to the same period in 2023, primarily due to higher cash flows correlated with operating income growth partly offset by various changes in working capital.
Net cash used in investing activities
The $33 million increase in cash used in investing activities in the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to:
–higher net purchases of investments in 2024 of $14 million; and
–higher cash paid of $12 million in the current year for certain immaterial acquisitions completed in the first quarter of 2024.
Net cash used in financing activities
The $92 million increase in cash used in financing activities in the three months ended March 31, 2024 compared to the same period in the prior year was primarily attributed to higher cash paid in 2024 for treasury share repurchases of $79 million and dividends of $14 million.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.5 billion at March 31, 2024 included approximately $1.9 billion located outside of the U.S. Approximately 45% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At March 31, 2024, Moody’s had $6.9 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2021 Facility.
The repayment schedule for the Company’s borrowings outstanding at March 31, 2024 is as follows:

For additional information on the Company's outstanding debt, refer to Note 13 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.8 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.

Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of March 31, 2024, these purchase obligations totaled $722 million, of which approximately 50% is expected to be paid in the next twelve months and another approximate 40% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $415 million at March 31, 2024, primarily related to real estate leases, of which $119 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 14 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at March 31, 2024, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On April 26, 2024, the Board approved the declaration of a quarterly dividend of $0.85 per share for Moody’s common stock, payable June 7, 2024 to shareholders of record at the close of business on May 17, 2024. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 7, 2022, the Board approved $750 million in share repurchase authority, and on February 5, 2024, the Board approved an additional $1 billion in share repurchase authority. At March 31, 2024, the Company had approximately $1.2 billion of remaining authority. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 9 to the consolidated financial statements, the Company has substantially completed the 2022 - 2023 Geolocation Restructuring Program. Future cash outlays associated with this program, which will consist of personnel-related costs, are expected to be $24 million, substantially all of which are expected to be paid through 2024.
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

	Three Months Ended March 31,
	2024	2023
Operating income	$801	$554
Adjustments:
Depreciation and amortization	100	88
Restructuring	5	14
Adjusted Operating Income	$906	$656
Operating margin	44.8%	37.7%
Adjusted Operating Margin	50.7%	44.6%
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

	Three Months Ended March 31,
Amounts in millions	2024		2023
Net Income attributable to Moody's common shareholders		$577		$501
Pre-tax Acquisition-Related Intangible Amortization Expenses	$49		$51
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(12)
Net Acquisition-Related Intangible Amortization Expenses		37		39
Pre-tax restructuring	$5		$14
Tax on restructuring	(1)		(4)
Net restructuring		4		10
Adjusted Net Income		$618		$550

	Three Months Ended March 31,
	2024		2023
Diluted earnings per share attributable to Moody's common shareholders		$3.15		$2.72
Pre-tax Acquisition-Related Intangible Amortization Expenses	$0.27		$0.28
Tax on Acquisition-Related Intangible Amortization Expenses	(0.07)		(0.06)
Net Acquisition-Related Intangible Amortization Expenses		0.20		0.22
Pre-tax restructuring	$0.03		$0.08
Tax on restructuring	(0.01)		(0.03)
Net restructuring		0.02		0.05
Adjusted Diluted EPS		$3.37		$2.99

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

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$775	$608
Capital additions	(78)	(73)
Free Cash Flow	$697	$535
Net cash used in investing activities	$(96)	$(63)
Net cash used in financing activities	$(308)	$(216)

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

Amounts in millions	March 31, 2024	March 31, 2023	Change	Growth
MA ARR
Decision Solutions
Banking	$424	$389	$35	9%
Insurance	552	500	52	10%
KYC	344	291	53	18%
Total Decision Solutions	$1,320	$1,180	$140	12%
Research and Insights	895	843	52	6%
Data and Information	844	761	83	11%
Total MA ARR	$3,059	$2,784	$275	10%
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 1 to the consolidated financial statements located in Part I of this Form 10-Q for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
CONTINGENCIES
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Item 1 - "Financial Statements," Note 15 "Contingencies” in this Form 10-Q.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 34 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
•the impact of general economic conditions (including significant government debt and deficit levels and inflation and related monetary policy actions by governments in response to inflation) on worldwide credit markets and on economic activity, including on the volume of mergers and acquisitions, and their effects on the volume of debt and other securities issued in domestic and/or global capital markets;
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
•the potential for increased competition and regulation in the jurisdictions in which we operate, including the EU;
•exposure to litigation related to our rating opinions, as well as any other litigation, government and regulatory proceedings, investigations and inquiries to which Moody’s may be subject from time to time;
•provisions in U.S. legislation modifying the pleading standards and EU regulations modifying the liability standards, applicable to CRAs in a manner adverse to CRAs;
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
•the outcome of any review by tax authorities of Moody’s global tax planning initiatives;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's market risk during the three months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2023.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2024.
The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. The Company's management does not expect, however, that our disclosure controls and procedures will prevent or detect all instances of error and fraud. Any control system, regardless of how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see Item 1 – “Financial Statements – Notes to Consolidated Financial Statements (Unaudited),” Note 15 “Contingencies” in this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2023, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended March 31, 2024

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
January 1- 31	2,843	$—	—	$359	million
February 1- 29	81,438	$378.04	81,100	$1,328	million
March 1- 31	435,413	$386.36	231,203	$1,239	million
Total	519,694	$384.20	312,303
(1) Includes surrender to the Company of 2,843; 338; and 204,210 shares of common stock in January, February, and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 7, 2022, the Board of Directors authorized $750 million in share repurchase authority, and on February 5, 2024, the Board authorized an additional $1 billion in share repurchase authority. At March 31, 2024 there was approximately $1.2 billion of share repurchase authority remaining. There is no established expiration date for the remaining authorizations.
During the first quarter of 2024, Moody’s issued a net 500,000 shares under employee stock-based compensation plans.

Item 5. Other Information
Not applicable.

Item 6.    Exhibits

Exhibit No	Description
3	ARTICLES OF INCORPORATION AND BY-LAWS

.1
Restated Certificate of Incorporation of the Registrant, effective April 17, 2024 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 19, 2024)

.2
Amended and Restated By-laws of Moody’s Corporation, effective April 17, 2024 (incorporated by reference to Exhibit 3.2 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 19, 2024)

10	Material Contracts

.1†*	Form of Special Non-Qualified Stock Option Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.2†*	Form of Special Long-Term Incentive Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3†*	Form of Moody’s Investors Service, Inc. Strategic Incentive Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
4†*	Form of Moody’s Analytics, Inc. Strategic Incentive Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
5†*	Amended and Restated Moody’s Corporation Career Transition Plan (amended and restated as of March 1, 2024)

31	CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

MOODY’S CORPORATION

	By:	/ S / NOÉMIE HEULAND
Noémie Heuland
Senior Vice President and Chief Financial Officer
(principal financial officer)

	By:	/ S / CAROLINE SULLIVAN
Caroline Sullivan
Chief Accounting Officer and Corporate Controller
(principal accounting officer)

Date: May 2, 2024