Form 10-Q
period 2024-06-30
MOODYS CORP /DE/
filed 2024-07-24
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Shares Outstanding at June 30, 2024
182.1 million

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
CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2024 Facility

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
MA
Moody’s Analytics - a reportable segment of MCO; a global provider of: i) data and information; ii) research and insights; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its unique assets and specialized industry knowledge across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities

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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,817	$1,494	$3,603	$2,964
Expenses
Operating	469	426	936	854
Selling, general, and administrative	446	415	859	801
Depreciation and amortization	110	93	210	181
Restructuring	2	10	7	24
Charges related to asset abandonment	15	—	15	—
Total expenses	1,042	944	2,027	1,860
Operating income	775	550	1,576	1,104
Non-operating (expense) income, net
Interest expense, net	(63)	(71)	(125)	(119)
Other non-operating income, net	7	13	20	13
Total non-operating (expense) income, net	(56)	(58)	(105)	(106)
Income before provision for income taxes	719	492	1,471	998
Provision for income taxes	166	115	341	120
Net income	553	377	1,130	878
Less: Net income attributable to noncontrolling interests	1	—	1	—
Net income attributable to Moody's	$552	$377	$1,129	$878
Earnings per share attributable to Moody's common shareholders
Basic	$3.03	$2.05	$6.19	$4.79
Diluted	$3.02	$2.05	$6.16	$4.77
Weighted average number of shares outstanding
Basic	182.3	183.5	182.5	183.4
Diluted	183.0	184.1	183.2	184.1
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$553			$377
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(39)	$—	(39)	$51	$—	51
Net gains (losses) on net investment hedges	43	(11)	32	(37)	9	(28)
Cash Flow Hedges:
Reclassification of gains (losses) included in net income	—	—	—	—	(1)	(1)
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(1)	—	(1)	(2)	1	(1)
Net actuarial losses	(2)	1	(1)	—	—	—
Total other comprehensive (loss) income	$1	$(10)	$(9)	$12	$9	$21
Comprehensive income			544			398
Less: comprehensive income attributable to noncontrolling interests			—			2
Comprehensive Income Attributable to Moody's			$544			$396

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,130			$878
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(154)	$—	(154)	$160	$(2)	158
Net gains (losses) on net investment hedges	144	(38)	106	(113)	28	(85)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	(1)	—
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(1)	—	(1)	(2)	1	(1)
Net actuarial losses	(3)	1	(2)	—	—	—
Total other comprehensive (loss) income	$(13)	$(37)	$(50)	$46	$26	$72
Comprehensive income			1,080			950
Less: comprehensive loss attributable to noncontrolling interests			—			(1)
Comprehensive Income Attributable to Moody's			$1,080			$951
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,635	$2,130
Short-term investments	63	63
Accounts receivable, net of allowance for credit losses of $35 in 2024 and $35 in 2023	1,694	1,659
Other current assets	489	489
Total current assets	4,881	4,341
Property and equipment, net of accumulated depreciation of $1,378 in 2024 and $1,272 in 2023	652	603
Operating lease right-of-use assets	242	277
Goodwill	5,891	5,956
Intangible assets, net	1,930	2,049
Deferred tax assets, net	267	258
Other assets	1,150	1,138
Total assets	$15,013	$14,622
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,000	$1,076
Current portion of operating lease liabilities	108	108
Current portion of long-term debt	688	—
Deferred revenue	1,423	1,316
Total current liabilities	3,219	2,500
Non-current portion of deferred revenue	59	65
Long-term debt	6,253	7,001
Deferred tax liabilities, net	465	402
Uncertain tax positions	207	196
Operating lease liabilities	254	306
Other liabilities	618	676
Total liabilities	11,075	11,146
Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2024 and December 31, 2023, respectively	3	3
Capital surplus	1,324	1,228
Retained earnings	15,478	14,659
Treasury stock, at cost; 160,818,154 and 160,430,754 shares of common stock at June 30, 2024 and December 31, 2023, respectively	(12,410)	(12,005)
Accumulated other comprehensive loss	(617)	(567)
Total Moody's shareholders' equity	3,778	3,318
Noncontrolling interests	160	158
Total shareholders' equity	3,938	3,476
Total liabilities, noncontrolling interests, and shareholders' equity	$15,013	$14,622
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$1,130	$878
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	210	181
Stock-based compensation	109	97
Deferred income taxes	25	21
Provision for credit losses on accounts receivable	10	9
Changes in assets and liabilities:
Accounts receivable	(64)	112
Other current assets	(6)	78
Other assets	(1)	(24)
Lease obligations	(15)	(9)
Accounts payable and accrued liabilities	(82)	(86)
Deferred revenue	120	97
Uncertain tax positions and other non-current tax liabilities	12	(120)
Other liabilities	13	(22)
Net cash provided by operating activities	1,461	1,212
Cash flows from investing activities
Capital additions	(171)	(127)
Purchases of investments	(87)	(53)
Sales and maturities of investments	81	81
Purchases of investments in non-consolidated affiliates	(2)	(2)
Sales of investments in non-consolidated affiliates	—	1
Cash paid for acquisitions, net of cash acquired	(12)	(3)
Net cash used in investing activities	(191)	(103)
Cash flows from financing activities
Repayment of notes	—	(200)
Proceeds from stock-based compensation plans	45	31
Treasury shares	(384)	(108)
Repurchase of shares related to stock-based compensation	(82)	(64)
Dividends	(309)	(283)
Dividends to noncontrolling interests	(1)	—
Net cash used in financing activities	(731)	(624)
Effect of exchange rate changes on cash and cash equivalents	(34)	24
Increase in cash and cash equivalents	505	509
Cash and cash equivalents, beginning of period	2,130	1,769
Cash and cash equivalents, end of period	$2,635	$2,278
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2023	342.9	$3	$1,068	$13,979	(159.4)	$(11,570)	$(589)	$2,891	$167	$3,058
Net income				377				377	—	377
Dividends ($0.77 per share)				(143)				(143)	(1)	(144)
Stock-based compensation			50					50		50
Shares issued for stock-based compensation plans at average cost, net			6		0.3	11		17		17
Treasury shares repurchased, inclusive of excise tax			—		(0.3)	(67)		(67)		(67)
Currency translation adjustment, net of net investment hedge activity (net of tax of $9 million)							21	21	2	23
Amortization of actuarial gains and prior service credits (net of tax of $1 million)							(1)	(1)		(1)
Net realized and unrealized gain on cash flow hedges (net of tax of $1 million)							(1)	(1)		(1)
Balance at June 30, 2023	342.9	$3	$1,124	$14,213	(159.4)	$(11,626)	$(570)	$3,144	$168	$3,312
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				878				878	—	878
Dividends ($1.54 per share)				(283)				(283)	(1)	(284)
Stock-based compensation			97					97		97
Shares issued for stock-based compensation plans at average cost, net			(27)		0.7	(4)		(31)		(31)
Treasury shares repurchased, inclusive of excise tax			—		(0.4)	(109)		(109)		(109)
Currency translation adjustment, net of net investment hedge activity (net of tax of $26 million)							74	74	(1)	73
Amortization of actuarial gains and prior service credits (net of tax of $1 million)							(1)	(1)		(1)
Balance at June 30, 2023	342.9	$3	$1,124	$14,213	(159.4)	$(11,626)	$(570)	$3,144	$168	$3,312
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2024	342.9	$3	$1,252	$15,081	(160.3)	$(12,153)	$(608)	$3,575	$160	$3,735
Net income				552				552	1	553
Dividends ($0.85 per share)				(155)				(155)	(1)	(156)
Stock-based compensation			57					57		57
Shares issued for stock-based compensation plans at average cost, net			15		0.2	7		22		22
Treasury shares repurchased, inclusive of excise tax					(0.7)	(264)		(264)		(264)
Currency translation adjustment, net of net investment hedge activity (net of tax of $11 million)							(7)	(7)	—	(7)
Net actuarial losses (net of tax of $1 million)							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Balance at June 30, 2024	342.9	$3	$1,324	$15,478	(160.8)	$(12,410)	$(617)	$3,778	$160	$3,938

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
Net income				1,129				1,129	1	1,130
Dividends ($1.70 per share)				(310)				(310)	(1)	(311)
Stock-based compensation			111					111		111
Shares issued for stock-based compensation plans at average cost, net			(15)		0.6	(22)		(37)		(37)
Noncontrolling interest resulting from majority acquisition								—	2	2
Treasury shares repurchased, inclusive of excise tax			—		(1.0)	(383)		(383)		(383)
Currency translation adjustment, net of net investment hedge activity (net of tax of $38 million)							(48)	(48)	—	(48)
Net actuarial losses (net of tax of $1 million)							(2)	(2)		(2)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at June 30, 2024	342.9	$3	$1,324	$15,478	(160.8)	$(12,410)	$(617)	$3,778	$160	$3,938
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
MA is a global provider of: i) decision solutions; ii) research and insights; and iii) data and information, which help companies make better and faster decisions. MA leverages its unique assets and specialized industry knowledge across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
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
Reclassification of Previously Reported Revenue by LOB
In the first quarter of 2024, pursuant to the integration of RMS into the Company's order-to-cash systems, the Company reclassified certain prior year revenue by geography disclosures. The impact of the reclassification was not material and prior year revenue disclosures have been reclassified to conform to this new presentation, which is disclosed in Note 2.

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MA:
Decision Solutions (DS)
Banking	$131	$123	$265	$254
Insurance	147	133	291	266
KYC	88	78	175	148
Total DS	366	334	731	668
Research and Insights (R&I)	226	217	448	432
Data and Information (D&I)	210	196	422	384
Total external revenue	802	747	1,601	1,484
Intersegment revenue	4	4	7	7
Total MA	806	751	1,608	1,491
MIS:
Corporate Finance (CFG)
Investment-grade	120	94	267	209
High-yield	85	46	152	78
Bank loans	147	68	302	127
Other accounts (1)	173	157	333	307
Total CFG	525	365	1,054	721
Structured Finance (SFG)
Asset-backed securities	34	32	67	59
RMBS	25	25	49	50
CMBS	22	14	39	28
Structured credit	50	31	89	63
Other accounts	—	—	1	1
Total SFG	131	102	245	201
Financial Institutions (FIG)
Banking	115	97	236	197
Insurance	61	35	120	68
Managed investments	15	10	27	16
Other accounts	4	3	7	6
Total FIG	195	145	390	287
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	67	54	126	106
Project and infrastructure	87	73	169	150
Total PPIF	154	127	295	256
Total ratings revenue	1,005	739	1,984	1,465
MIS Other	10	8	18	15
Total external revenue	1,015	747	2,002	1,480
Intersegment revenue	49	46	96	91
Total MIS	1,064	793	2,098	1,571
Eliminations	(53)	(50)	(103)	(98)
Total MCO	$1,817	$1,494	$3,603	$2,964
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$138	$228	$366	$133	$201	$334
Research and Insights	124	102	226	119	98	217
Data and Information	76	134	210	68	128	196
Total MA	338	464	802	320	427	747
MIS:
Corporate Finance	342	183	525	239	126	365
Structured Finance	92	39	131	60	42	102
Financial Institutions	104	91	195	73	72	145
Public, Project and Infrastructure Finance	98	56	154	83	44	127
Total ratings revenue	636	369	1,005	455	284	739
MIS Other	—	10	10	—	8	8
Total MIS	636	379	1,015	455	292	747
Total MCO	$974	$843	$1,817	$775	$719	$1,494

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$276	$455	$731	$265	$403	$668
Research and Insights	246	202	448	237	195	432
Data and Information	153	269	422	135	249	384
Total MA	675	926	1,601	637	847	1,484
MIS:
Corporate Finance	714	340	1,054	485	236	721
Structured Finance	168	77	245	121	80	201
Financial Institutions	202	188	390	136	151	287
Public, Project and Infrastructure Finance	184	111	295	159	97	256
Total ratings revenue	1,268	716	1,984	901	564	1,465
MIS Other	—	18	18	—	15	15
Total MIS	1,268	734	2,002	901	579	1,480
Total MCO	$1,943	$1,660	$3,603	$1,538	$1,426	$2,964

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MA:
U.S.	$338	$320	$675	$637
Non-U.S.:
EMEA	319	298	635	585
Asia-Pacific	82	70	167	148
Americas	63	59	124	114
Total Non-U.S.	464	427	926	847
Total MA	802	747	1,601	1,484
MIS:
U.S.	636	455	1,268	901
Non-U.S.:
EMEA	247	181	473	354
Asia-Pacific	82	75	152	146
Americas	50	36	109	79
Total Non-U.S.	379	292	734	579
Total MIS	1,015	747	2,002	1,480
Total MCO	$1,817	$1,494	$3,603	$2,964

The following table summarizes the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended June 30,
	2024			2023
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$35	$331	$366	$43	$291	$334
	10%	90%	100%	13%	87%	100%
Research and Insights	$3	$223	$226	$3	$214	$217
	1%	99%	100%	1%	99%	100%
Data and Information	$1	$209	$210	$1	$195	$196
	—%	100%	100%	1%	99%	100%
Total MA (1)	$39	$763	$802	$47	$700	$747
	5%	95%	100%	6%	94%	100%
Corporate Finance	$388	$137	$525	$236	$129	$365
	74%	26%	100%	65%	35%	100%
Structured Finance	$76	$55	$131	$48	$54	$102
	58%	42%	100%	47%	53%	100%
Financial Institutions	$115	$80	$195	$73	$72	$145
	59%	41%	100%	50%	50%	100%
Public, Project and Infrastructure Finance	$110	$44	$154	$84	$43	$127
	71%	29%	100%	66%	34%	100%
MIS Other	$3	$7	$10	$2	$6	$8
	30%	70%	100%	25%	75%	100%
Total MIS	$692	$323	$1,015	$443	$304	$747
	68%	32%	100%	59%	41%	100%
Total Moody's Corporation	$731	$1,086	$1,817	$490	$1,004	$1,494
	40%	60%	100%	33%	67%	100%

	Six Months Ended June 30,
	2024			2023
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$72	$659	$731	$83	$585	$668
	10%	90%	100%	12%	88%	100%
Research and Insights	$7	$441	$448	$8	$424	$432
	2%	98%	100%	2%	98%	100%
Data and Information	$2	$420	$422	$1	$383	$384
	—%	100%	100%	—%	100%	100%
Total MA (1)	$81	$1,520	$1,601	$92	$1,392	$1,484
	5%	95%	100%	6%	94%	100%
Corporate Finance	$787	$267	$1,054	$466	$255	$721
	75%	25%	100%	65%	35%	100%
Structured Finance	$135	$110	$245	$94	$107	$201
	55%	45%	100%	47%	53%	100%
Financial Institutions	$237	$153	$390	$143	$144	$287
	61%	39%	100%	50%	50%	100%
Public, Project and Infrastructure Finance	$206	$89	$295	$169	$87	$256
	70%	30%	100%	66%	34%	100%
MIS Other	$4	$14	$18	$3	$12	$15
	22%	78%	100%	20%	80%	100%
Total MIS	$1,369	$633	$2,002	$875	$605	$1,480
	68%	32%	100%	59%	41%	100%
Total Moody's Corporation	$1,450	$2,153	$3,603	$967	$1,997	$2,964
	40%	60%	100%	33%	67%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP (please also refer to the following table).
The following table presents the timing of revenue recognition:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$18	$692	$710	$39	$1,369	$1,408
Revenue recognized over time	784	323	1,107	1,562	633	2,195
Total	$802	$1,015	$1,817	$1,601	$2,002	$3,603

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$22	$443	$465	$49	$875	$924
Revenue recognized over time	725	304	1,029	1,435	605	2,040
Total	$747	$747	$1,494	$1,484	$1,480	$2,964
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

The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at June 30, 2024 and December 31, 2023:

	As of June 30, 2024		As of December 31, 2023
	MA	MIS	MA	MIS
Unbilled Receivables	$139	$466	$119	$415
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	MA	MIS	Total	MA	MIS	Total
Balance at March 31,	$1,312	$361	$1,673	$1,288	$360	$1,648
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(529)	(117)	(646)	(592)	(116)	(708)
Increases due to amounts billable excluding amounts recognized as revenue during the period	365	93	458	417	91	508
Effect of exchange rate changes	(2)	(1)	(3)	3	1	4
Total changes in deferred revenue	(166)	(25)	(191)	(172)	(24)	(196)
Balance at June 30,	$1,146	$336	$1,482	$1,116	$336	$1,452

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,111	$270	$1,381	$1,055	$278	$1,333
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(752)	(155)	(907)	(788)	(160)	(948)
Increases due to amounts billable excluding amounts recognized as revenue during the period	803	224	1,027	830	216	1,046
Effect of exchange rate changes	(16)	(3)	(19)	19	2	21
Total changes in deferred revenue	35	66	101	61	58	119
Balance at June 30,	$1,146	$336	$1,482	$1,116	$336	$1,452
Deferred revenue - current	$1,145	$278	$1,423	$1,115	$270	$1,385
Deferred revenue - non-current	$1	$58	$59	$1	$66	$67
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2024 and 2023 was primarily due to the recognition of annual subscription and maintenance billings from December and January. For the six months ended June 30, 2024 and 2023, the increase in deferred revenue is primarily attributable to the high concentration of billings in the first quarter.
For the MIS segment, the change in the deferred revenue balance for all periods presented was primarily related to the significant portion of contract renewals that occur during the first quarter and are generally recognized over a one year period.

Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2024 as well as amounts not yet invoiced to customers as of June 30, 2024, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.6 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $91 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation cost	$56	$50	$109	$97
Tax benefit	$12	$12	$24	$22
During the first half of 2024, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $120.42 per share. The Company also granted 0.5 million shares of restricted stock in the first half of 2024, which had a weighted average grant date fair value of $372.33 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over a period of two to four years. The weighted average grant date fair value of these awards was $361.83 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2024:

Expected dividend yield	0.91%
Expected stock volatility	28%
Risk-free interest rate	4.34%
Expected holding period	5.9 years
Unrecognized stock-based compensation expense at June 30, 2024 was $21 million and $328 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 2.7 years, respectively. Additionally, there was $66 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2024	2023
Exercise of stock options:
Proceeds from stock option exercises	$34	$21
Aggregate intrinsic value	$43	$44
Tax benefit realized upon exercise	$7	$10
Number of shares exercised	0.2	0.2
Vesting of restricted stock:
Fair value of shares vested	$176	$147
Tax benefit realized upon vesting	$43	$34
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$40	$24
Tax benefit realized upon vesting	$9	$3
Number of shares vested	0.1	0.1
NOTE 4. INCOME TAXES
Moody’s ETR was 23.1% and 23.4% for the three months ended June 30, 2024 and 2023, respectively. Moody’s ETR for the six months ended June 30, 2024 and 2023 was 23.2% and 12.0%, respectively. The increase in the ETR for the six months ended June 30, 2024 compared to the same period in the prior year was primarily due to tax benefits recognized in the first quarter of 2023, which reflect the resolution of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions and will not recur in 2024. The Company’s year-to-date provision for income taxes differs from the tax computed by applying its estimated annual ETR to the pre-tax earnings primarily due to the excess tax benefits from stock-based compensation of $19 million.

The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of $5 million, net of federal tax, during the second quarter of 2024 and an increase in its UTPs of $11 million, net of federal tax, during the first six months of 2024.

Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2019 through 2020 are currently under examination and 2021 through 2022 remain open to examination. The Company’s New York City tax returns for 2018 through 2022 are currently under examination. The Company’s U.K. tax returns for 2017 through 2022 remain open to examination.
For ongoing audits, it is possible the balance of UTPs could decrease in the next twelve months as a result of the settlement of such audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues will be raised by tax authorities which could necessitate increases to the balance of UTPs. As the Company is unable to predict the timing or outcome of these audits, it is unable to estimate the amount of future changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with the applicable provisions of ASC Topic 740 regarding UTPs.
The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2024	2023
Income taxes paid	$276	$122
Effective in 2024, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% applies to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company is required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional ETR up to 15%. We have evaluated the impact of the Pillar II global minimum tax rules on our consolidated financial statements and related disclosures. As of June 30, 2024, the Pillar II minimum tax requirement is not expected to have a material impact upon our full-year results of operations or financial position.

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Basic	182.3	183.5	182.5	183.4
Dilutive effect of shares issuable under stock-based compensation plans	0.7	0.6	0.7	0.7
Diluted	183.0	184.1	183.2	184.1
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.4	0.4	0.5

The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2024 and 2023.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2024
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,597	$—	$1,597	$1,533	$63	$1
Mutual funds	$97	$10	$107	$—	$—	$107

	As of December 31, 2023
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,178	$—	$1,178	$1,112	$63	$3
Mutual funds	$91	$6	$97	$—	$—	$97
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both June 30, 2024 and December 31, 2023. The remaining contractual maturities for the certificates of deposits classified in other assets are 14 months at both June 30, 2024 and December 31, 2023. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of June 30, 2024 and December 31, 2023, the contract value of the COLI was $48 million and $47 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of June 30, 2024	As of December 31, 2023	Floating Interest Rate
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	$500	$500	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	300	SOFR
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	300	300	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,550	$2,550
Refer to Note 13 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Interest expense, net		$(63)	$(71)	$(125)	$(119)

Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(24)	$(21)	$(49)	$(39)
Fair value changes on interest rate swaps	Interest expense, net	$7	$(46)	$(22)	$—
Fair value changes on hedged debt	Interest expense, net	$(7)	$46	$22	$—
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

June 30, 2024
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€965	2.91%	$1,014	4.41%
Pay Floating/Receive Floating	2,138	Based on ESTR	2,250	Based on SOFR
Total	€3,103		$3,264

December 31, 2023
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€765	3.67%	$800	5.25%
Pay Floating/Receive Floating	2,138	Based on ESTR	2,250	Based on SOFR
Total	€2,903		$3,050
As of June 30, 2024 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,	Notional Amount (Pay)	Notional Amount (Receive)
2026	€450	$500
2027	531	550
2028	588	600
2029	573	614
2031	481	500
2032	480	500
Total	€3,103	$3,264
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Cross currency swaps	$24	$(24)	$—	$—	$11	$14
Long-term debt	8	(4)	—	—	—	—
Total net investment hedges	$32	$(28)	$—	$—	$11	$14
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$—	$1	$—	$—
Interest rate contracts	—	—	—	—	—	—
Total cash flow hedges	$—	$—	$—	$1	$—	$—
Total	$32	$(28)	$—	$1	$11	$14

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023
Cross currency swaps	$75	$(63)	$—	$—	$22	$30
Long-term debt	31	(22)	—	—	—	—
Total net investment hedges	$106	$(85)	$—	$—	$22	$30
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$1	$—	$—
Interest rate contracts	—	—	(1)	(1)	—	—
Total cash flow hedges	$—	$—	$(1)	$—	$—	$—
Total	$106	$(85)	$(1)	$—	$22	$30

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	June 30, 2024	December 31, 2023
Net investment hedges
Cross currency swaps	$96	$21
FX forwards	29	29
Long-term debt	34	3
Total net investment hedges	$159	$53
Cash flow hedges
Interest rate contracts	$(44)	$(45)
Cross currency swaps	1	1
Total cash flow hedges	(43)	(44)
Total net gain in AOCL	$116	$9
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through October 2024.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2024				December 31, 2023
Notional amount of currency pair(1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$544		£428		$513		£407
Contracts to sell USD for JPY		$25		¥4,000		$14		¥2,000
Contracts to sell USD for CAD		$48	C$	65		$147	C$	200
Contracts to sell USD for SGD		$82	S$	110		$50	S$	67
Contracts to sell USD for EUR		$—		€—		$60		€55
Contracts to sell USD for INR		$23	₹	1,900		$23	₹	1,900
Contracts to sell USD for AUD		$—	A$	—		$5	A$	8
Contracts to sell CAD for USD	C$	—		$—	C$	25		$19

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar

Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at June 30, 2024 and related gains in the three and six months ended June 30, 2024 were not material. The notional amount of the total return swaps as of June 30, 2024 and December 31, 2023 was $62 million and $58 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains and losses on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
FX forwards	Other non-operating income, net	$(5)	$10	$(18)	$15
Total return swaps	Operating expense	$1	$—	$4	$—
Total return swaps	SG&A expense	$—	$—	$1	$—
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$18	$3
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	13
Total assets		$18	$16
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$11	$—
Cross-currency swaps designated as net investment hedges	Other liabilities	97	183
Interest rate swaps designated as fair value hedges	Other liabilities	194	183
Total derivatives designated as accounting hedges		302	366
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,339	1,381
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	5	—
Total liabilities		$1,646	$1,747

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (1)	14	—	14	2	—	2	16	—	16
Foreign currency translation adjustments	(79)	—	(79)	(2)	—	(2)	(81)	—	(81)
Ending balance	$5,616	$(12)	$5,604	$287	$—	$287	$5,903	$(12)	$5,891

	Year Ended December 31, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (2)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	117	—	117	(3)	—	(3)	114	—	114
Ending balance	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
(1) The 2024 additions/adjustments primarily relate to certain immaterial acquisitions which were completed in the first quarter of 2024.
(2) The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.

Acquired intangible assets and related amortization consisted of:

	June 30, 2024	December 31, 2023
Customer relationships	$2,038	$2,065
Accumulated amortization	(594)	(556)
Net customer relationships	1,444	1,509
Software/product technology	665	674
Accumulated amortization	(392)	(364)
Net software/product technology	273	310
Database	178	179
Accumulated amortization	(90)	(82)
Net database	88	97
Trade names	197	199
Accumulated amortization	(78)	(72)
Net trade names	119	127
Other (1)	52	52
Accumulated amortization	(46)	(46)
Net other	6	6
Total acquired intangible assets, net	$1,930	$2,049
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense	$48	$50	$97	$101

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
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

2022 - 2023 Geolocation Restructuring Program	Three months ended June 30,		Six months ended June 30,		Cumulative expense incurred
	2024	2023	2024	2023
Employee Termination Costs	$2	$9	$7	$22	$143
Real Estate Related Costs	—	1	—	2	63
Other Costs	—	—	—	—	1
Total Restructuring	$2	$10	$7	$24	$207

Changes to the restructuring liability during the first half of 2024 were as follows:

Balance as of December 31, 2023	$36
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	7
Cash payments	(29)
Balance as of June 30, 2024	$14
The restructuring liability is primarily comprised of employee termination costs, with an immaterial amount of real estate-related and other costs. As of June 30, 2024, substantially all of the remaining $14 million restructuring liability is expected to be paid out in 2024.

NOTE 10. FAIR VALUE
The tables below present information about items that are carried at fair value at June 30, 2024 and December 31, 2023:

	Fair Value Measurement as of June 30, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$18	$—	$18
Money market funds/mutual funds	117	117	—
Total	$135	$117	$18
Liabilities:
Derivatives (1)	$307	$—	$307
Total	$307	$—	$307

	Fair Value Measurement as of December 31, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$16	$—	$16
Money market funds/mutual funds	107	107	—
Total	$123	$107	$16
Liabilities:
Derivatives (1)	$366	$—	$366
Total	$366	$—	$366
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

NOTE 11. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2024	December 31, 2023
Other current assets:
Prepaid taxes	$83	$115
Prepaid expenses	162	133
Capitalized costs to obtain and fulfill sales contracts	119	116
Foreign exchange forwards on certain assets and liabilities	—	13
Interest receivable on interest rate and cross currency swaps	79	79
Other	46	33
Total other current assets	$489	$489

Other assets:
Investments in non-consolidated affiliates	$523	$521
Deposits for real-estate leases	15	16
Indemnification assets related to acquisitions	115	111
Mutual funds, certificates of deposit and money market deposit accounts/funds	108	100
Company owned life insurance (at contract value)	48	47
Capitalized costs to obtain sales contracts	198	196
Derivative instruments designated as accounting hedges	18	3
Pension and other retirement employee benefits	40	41
Other	85	103
Total other assets	$1,150	$1,138

Accounts payable and accrued liabilities:
Salaries and benefits	$140	$130
Incentive compensation	196	345
Customer credits, advanced payments and advanced billings	137	105
Dividends	6	7
Professional service fees	77	46
Interest accrued on debt	74	83
Accounts payable	57	23
Income taxes	104	108
Pension and other retirement employee benefits	15	15
Accrued royalties	20	24
Foreign exchange forwards on certain assets and liabilities	5	—
Restructuring liability	14	35
Derivative instruments designated as accounting hedges	11	—
Interest payable on interest rate and cross currency swaps	66	67
Other	78	88
Total accounts payable and accrued liabilities	$1,000	$1,076

	June 30, 2024	December 31, 2023
Other liabilities:
Pension and other retirement employee benefits	$191	$190
Interest accrued on UTPs	42	36
MAKS indemnification provisions	19	19
Income tax liability - non-current portion	12	15
Derivative instruments designated as accounting hedges	291	366
Other	63	50
Total other liabilities	$618	$676
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	June 30, 2024	December 31, 2023
Equity method investments (1)	$187	$186
Investments measured using the measurement alternative (2)	327	327
Other	9	8
Total investments in non-consolidated affiliates	$523	$521
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FX loss (1)	$(4)	$(5)	$(7)	$(31)
Net periodic pension income - non-service and non-interest cost components	8	9	16	18
Income from investments in non-consolidated affiliates	2	1	2	3
Gain on investments	5	5	8	11
Other (2)	(4)	3	1	12
Total	$7	$13	$20	$13
(1) The amount for the six months ended June 30, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year.
(2) The amount for the six months ended June 30, 2023 reflects a benefit of $9 million related to the favorable resolutions of various tax matters.
Charges related to asset abandonment:
Costs of $15 million recorded in the second quarter of 2024 relate to severance incurred pursuant to a reduction in staff due to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings. Additionally, the Company has reduced the estimated useful lives of certain internally developed software and amortizable intangible assets that are associated with the sustainability content offerings for which production is being outsourced. The Company expects to incur approximately $30 million in incremental amortization expense related to the change in estimated useful lives of these assets in the second half of 2024.

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables show changes in AOCL by component (net of tax):

	Three Months Ended June 30,
	2024					2023
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at March 31,	$(57)	$(43)	$(635)	$127	$(608)	$(47)	$(44)	$(626)	$128	$(589)
Other comprehensive income/(loss) before reclassifications	(1)	—	(39)	32	(8)	—	—	49	(28)	21
Amounts reclassified from AOCL	(1)	—	—	—	(1)	(1)	(1)	—	—	(2)
Other comprehensive income/(loss)	(2)	—	(39)	32	(9)	(1)	(1)	49	(28)	19
Balance at June 30,	$(59)	$(43)	$(674)	$159	$(617)	$(48)	$(45)	$(577)	$100	$(570)

	Six Months Ended June 30,
	2024					2023
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(56)	$(44)	$(520)	$53	$(567)	$(47)	$(45)	$(736)	$185	$(643)
Other comprehensive (loss)/income before reclassifications	(2)	—	(154)	106	(50)	—	—	159	(85)	74
Amounts reclassified from AOCL	(1)	1	—	—	—	(1)	—	—	—	(1)
Other comprehensive (loss)/income	(3)	1	(154)	106	(50)	(1)	—	159	(85)	73
Balance at June 30,	$(59)	$(43)	$(674)	$159	$(617)	$(48)	$(45)	$(577)	$100	$(570)

NOTE 13. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

June 30, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(37)	$3	$(4)	$562
1.75% 2015 Senior Notes, due 2027	536	—	—	(1)	535
3.25% 2017 Senior Notes, due 2028	500	(25)	(2)	(1)	472
4.25% 2018 Senior Notes, due 2029	400	(39)	(1)	(2)	358
4.875% 2018 Senior Notes, due 2048	400	(39)	(6)	(3)	352
0.950% 2019 Senior Notes, due 2030	803	—	(2)	(3)	798
3.75% 2020 Senior Notes, due 2025	700	(11)	—	(1)	688
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(42)	(8)	(5)	445
4.25% 2022 Senior Notes, due 2032	500	(12)	(2)	(4)	482
Total debt	$7,239	$(205)	$(49)	$(44)	$6,941
Current portion					(688)
Total long-term debt					$6,253

December 31, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(34)	$3	$(4)	$565
1.75% 2015 Senior Notes, due 2027	552	—	—	(1)	551
3.25% 2017 Senior Notes, due 2028	500	(26)	(2)	(2)	470
4.25% 2018 Senior Notes, due 2029	400	(34)	(2)	(2)	362
4.875% 2018 Senior Notes, due 2048	400	(36)	(6)	(3)	355
0.950% 2019 Senior Notes, due 2030	829	—	(2)	(4)	823
3.75% 2020 Senior Notes, due 2025	700	(16)	(1)	(1)	682
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(29)	(8)	(5)	458
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(4)	486
Total long-term debt	$7,281	$(183)	$(51)	$(46)	$7,001
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Credit Facility
On May 6, 2024, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to $1.25 billion, which expires in May 2029. The 2024 Credit Facility replaces the Company's $1.25 billion 2021 Credit Facility that was scheduled to mature in December 2026. Further information on the key terms of these revolving credit facilities is below:

				June 30, 2024		December 31, 2023
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2021 Credit Facility	December 17, 2021	$1,250	December 17, 2026 (Terminated in 2024)	$—	$—	$—	$1,250
2024 Credit Facility	May 6, 2024	$1,250	May 6, 2029	$—	$1,250	$—	$—
Interest on borrowings under the 2024 Credit Facility is payable at rates that are based on an adjusted term SOFR Rate plus a premium that can range from 80.5 BPS to 122.5 BPS, depending on the Company’s index debt ratings, as set forth in the 2024 Credit Facility. The Company also has the option to choose other rates, such as those based on adjusted Daily Simple SOFR or an alternate base rate, as set forth in the 2024 Credit Facility. Regardless of borrowing activity under the 2024 Credit Facility, the Company pays quarterly fees for the 2024 Credit Facility that can range from 7 BPS of the 2024 Credit Facility amount to 15 BPS, depending on the Company’s index debt ratings. The 2024 Credit Facility contains certain customary covenants and also contains a financial covenant that requires the Company to maintain a total debt to EBITDA Ratio of (i) not more than 4 to 1 at the end of any fiscal quarter or (ii) not more than 4.5 to 1 as of the end of the first three consecutive quarters immediately following any acquisition with consideration in excess of $500 million, subject to certain conditions as set forth in the 2024 Credit Facility.
Notes Payable
At June 30, 2024, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2024, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2024 (After June 30,)	$—
2025	700
2026	—
2027	536
2028	500
Thereafter	5,503
Total	$7,239
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income	$23	$15	$45	$25
Expense on borrowings(1)	(74)	(75)	(148)	(145)
(Expense) income on UTPs and other tax related liabilities(2)	(5)	(4)	(9)	14
Net periodic pension costs - interest component	(7)	(7)	(13)	(13)
Interest expense, net	$(63)	$(71)	$(125)	$(119)
Interest paid(3)	$51	$47	$151	$143
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 7.
(2) The amount for the six months ended June 30, 2023 reflects a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters.
(3) Interest paid includes net settlements on interest rate swaps, which are more fully discussed in Note 7.

The fair value and carrying value of the Company’s debt as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,941	$6,121	$7,001	$6,402
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$21	$23	$43	$47
Sublease income	(2)	(2)	(4)	(4)
Variable lease cost	6	5	11	10
Total lease cost	$25	$26	$50	$53
The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$29	$30	$59	$60
Right-of-use assets obtained in exchange for new operating lease liabilities	$1	$19	$5	$24

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term	4.1 years	4.8 years
Weighted-average discount rate applied to operating leases	3.2%	3.2%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2024:

Year Ending December 31,	Operating Leases
2024 (After June 30,)	$60
2025	108
2026	89
2027	71
2028	20
After 2028	36
Total lease payments (undiscounted)	384
Less: Interest	22
Present value of lease liabilities:	$362
Lease liabilities - current	$108
Lease liabilities - noncurrent	$254

NOTE 15. CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. MIS is responding to SEC requests for documents and information in connection with an investigation of MIS’s compliance with record preservation requirements relating to certain business communications sent over electronic messaging channels that have not been approved by MIS. The SEC has been conducting similar investigations of the record preservation practices of other NRSROs and other registrants subject to record preservation requirements. MIS has reached an agreement in principle with the SEC Division of Enforcement to resolve the investigation. The agreement, which remains subject to final SEC approval, includes the payment of a $20 million civil monetary penalty. The Company has accrued that amount in its consolidated financial statements. Moody’s also is subject to ongoing tax audits as addressed in Note 4 to the consolidated financial statements.
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

	Three Months Ended June 30,
	2024				2023
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$802	$1,015	$—	$1,817	$747	$747	$—	$1,494
Intersegment revenue	4	49	(53)	—	4	46	(50)	—
Revenue	806	1,064	(53)	1,817	751	793	(50)	1,494
Operating, SG&A	576	392	(53)	915	541	350	(50)	841
Adjusted Operating Income	$230	$672	$—	$902	$210	$443	$—	$653
Add:
Depreciation and amortization	90	20	—	110	74	19	—	93
Restructuring	1	1	—	2	8	2	—	10
Charges related to asset abandonment	15	—	—	15	—	—	—	—
Operating Income				$775				$550

	Six Months Ended June 30,
	2024				2023
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$1,601	$2,002	$—	$3,603	$1,484	$1,480	$—	$2,964
Intersegment revenue	7	96	(103)	—	7	91	(98)	—
Revenue	1,608	2,098	(103)	3,603	1,491	1,571	(98)	2,964
Operating, SG&A	1,140	758	(103)	1,795	1,067	686	(98)	1,655
Adjusted Operating Income	$468	$1,340	$—	$1,808	$424	$885	$—	$1,309
Add:
Depreciation and amortization	172	38	—	210	144	37	—	181
Restructuring	3	4	—	7	16	8	—	24
Charges related to asset abandonment	15	—	—	15	—	—	—	—
Operating Income				$1,576				$1,104
The table below shows cumulative restructuring expense incurred through June 30, 2024 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$111	$96	$207
The 2022 - 2023 Geolocation Restructuring Program is more fully discussed in Note 9.
Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$974	$775	$1,943	$1,538
Non-U.S.:
EMEA	566	479	1,108	939
Asia-Pacific	164	145	319	294
Americas	113	95	233	193
Total Non-U.S.	843	719	1,660	1,426
Total	$1,817	$1,494	$3,603	$2,964

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 73 for a discussion of uncertainties, risks and other factors associated with these statements.
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

MA is comprised of: i) three cloud-based SaaS businesses serving banking, insurance and KYC workflows (Decision Solutions); ii) a premier fixed income and economic research business (Research & Insights); and iii) a data business powered by the world’s largest database on companies and credit (Data & Information).
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities.
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances its commitment to sustainability by considering ESG factors in its operations, value chain, products and services. We use our specialized knowledge and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. During the first half of 2024, Moody's received the following awards and recognition for its sustainability-related efforts:
•Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders for its sustainability-related efforts;
•Made CDP's 2023 Climate Change 'A' List, in recognition of Moody's leadership in corporate transparency and actions taken to mitigate climate change;
•Named to the 2023 Dow Jones Sustainability Indices (DJSI) - World and North America, an annual listing of publicly traded companies, recognizing Moody's for its strong corporate sustainability practices;
•Recognized as a 2023 CDP Supplier Engagement leader for the fourth consecutive year, ranking among the top 4% companies assessed for supplier engagement on climate change; and
•Ranked #4 overall and #1 in diversified financial companies on the Forbes 2024 Net Zero Leaders list.
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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2023, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures.
Reportable Segments
The Company is organized into two reportable segments as of June 30, 2024: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 16 to the consolidated financial statements.

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

Three months ended June 30, 2024 compared with three months ended June 30, 2023
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended June 30, 2024. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2024	2023	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,817	$1,494	22%		— reflects revenue growth in both segments
MA external revenue	$802	$747	7%
— sustained demand for insurance and KYC offerings coupled with continued growth from SaaS-based banking solutions; and
— ongoing strong retention and new sales for ratings data feeds and company data applications

MIS external revenue	$1,015	$747	36%		— reflects issuance growth across all LOBs resulting from tightening credit spreads and issuance ahead of potential market volatility later in the year
Total operating and SG&A expenses	$915	$841	(9%)
— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments; and
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance

Depreciation and amortization	$110	$93	(18%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$2	$10	80%		— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 9 to the consolidated financial statements
Charges related to asset abandonment	$15	$—	NM
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements

Total non-operating (expense) income, net	$(56)	$(58)	3%		— in line with the prior year
Operating margin	42.7%	36.8%	590	BPS	— operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly within MIS, outpacing an increase in operating and SG&A expenses
Adjusted Operating Margin(1)	49.6%	43.7%	590	BPS
ETR	23.1%	23.4%	30	BPS	— in line with the prior year
Diluted EPS	$3.02	$2.05	47%		— increase reflects growth in operating income and Adjusted Operating Income(1) driven mainly by strong MIS revenue growth
Adjusted Diluted EPS(1)	$3.28	$2.30	43%

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
United States	$974	$775	26%
Non-U.S.:
EMEA	566	479	18%
Asia-Pacific	164	145	13%
Americas	113	95	19%
Total Non-U.S.	843	719	17%
Total	1,817	1,494	22%
Expenses:
Operating	469	426	(10%)
SG&A	446	415	(7%)
Depreciation and amortization	110	93	(18%)
Restructuring	2	10	80%
Charges related to asset abandonment	15	—	NM
Total	1,042	944	(10%)
Operating income	$775	$550	41%
Adjusted Operating Income(1)	$902	$653	38%
Interest expense, net	$(63)	$(71)	11%
Other non-operating income, net	7	13	(46%)
Non-operating (expense) income, net	$(56)	$(58)	3%

Net income attributable to Moody's	$552	$377	46%
Diluted weighted average shares outstanding	183.0	184.1	1%
Diluted EPS attributable to Moody's common shareholders	$3.02	$2.05	47%
Adjusted Diluted EPS(1)	$3.28	$2.30	43%
Operating margin	42.7%	36.8%
Adjusted Operating Margin(1)	49.6%	43.7%
ETR	23.1%	23.4%
The table below shows Moody’s global staffing by geographic area:

		June 30,		Change
		2024	2023(a)	%
MA	U.S.	2,881	2,963	(3%)
	Non-U.S.	5,032	4,673	8%
	Total	7,913	7,636	4%
MIS	U.S.	1,513	1,427	6%
	Non-U.S.	4,126	3,756	10%
	Total	5,639	5,183	9%
MSS	U.S.	727	730	—%
	Non-U.S.	1,226	1,085	13%
	Total	1,953	1,815	8%
Total MCO	U.S.	5,121	5,120	—%
	Non-U.S.	10,384	9,514	9%
	Total	15,505	14,634	6%
(a) Certain reclassifications have been made to 2023 amounts to reflect certain departmental reorganizations and M&A integrations

GLOBAL REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

Global revenue ⇑ $323 million	U.S. Revenue ⇑ $199 million	Non-U.S. Revenue ⇑ $124 million
The increase in global revenue reflects growth in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Second Quarter Operating Expense ⇑ $43 million

Compensation expenses of $346 million increased $40 million reflecting:	Non-compensation expenses were generally in line with the prior year
— higher salaries and benefits that reflects hiring and salary increases to support continued growth in the business; and
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance

Second Quarter SG&A Expense ⇑ $31 million

Compensation expenses of $267 million increased $11 million, with the most notable driver reflecting:	Non-compensation expenses of $179 million increased $20 million, with the most notable drivers reflecting:
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance	— an increase in reserves relating to a regulatory investigation, which is more fully discussed in Note 15 to the consolidated financial statements; and
— costs to support operating growth

Depreciation and amortization
The increase is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The amounts in both periods reflect charges/adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Operating margin 42.7%, ⇑ 590 BPS	Adjusted Operating Margin(1) 49.6%, ⇑ 590 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly in MIS, outpacing an increase in operating and SG&A expenses.

Interest Expense, net ⇓ $8 million	Other non-operating income ⇓ $6 million

Decrease in expense is due to:	Decrease in income is primarily due to:
— higher interest income of $8 million reflecting higher cash balances and interest yields	— an increase of $6 million in certain non-income-based taxes

ETR ⇓ 30 BPS
The ETR was generally in line with the prior year.

Diluted EPS ⇑ $0.97	Adjusted Diluted EPS(1) ⇑ $0.98
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Decision Solutions (DS)	$366	$334	10%
Research and Insights (R&I)	226	217	4%
Data and Information (D&I)	210	196	7%
Total external revenue	802	747	7%
Intersegment revenue	4	4	—%
Total MA revenue	806	751	7%
Expenses:
Operating and SG&A (external)	527	495	(6%)
Operating and SG&A (intersegment)	49	46	(7%)
Total operating and SG&A	576	541	(6%)
Adjusted Operating Income	$230	$210	10%
Adjusted Operating Margin	28.5%	28.0%

Depreciation and amortization	90	74	(22%)
Restructuring	1	8	88%
Charges related to asset abandonment	15	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $55 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $37 million
The 7% increase in global MA revenue reflects growth both in the U.S. (6%) and internationally (9%).
–ARR(2) increased 10% reflecting growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $32 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $27 million
Global DS revenue for the three months ended June 30, 2024 and 2023 was comprised as follows:
Global DS revenue grew 10% compared to the second quarter of 2023 and reflects increases in the U.S. (4%) and internationally (13%).
The most notable drivers of the growth are as follows:
–strong demand resulted in new sales and higher price realization for subscription-based catastrophe and actuarial models, driving the increase in insurance revenue and ARR(2) of 11% and 14%, respectively;
–sustained demand for KYC solutions reflecting increased customer and supplier risk data usage, which drove revenue and ARR(2) growth of 13% and 18%, respectively, for these solutions; and
–growth in SaaS-based banking solutions which enable customers' lending, risk management and finance workflows, resulting in revenue and ARR(2) growth of 7% and 9%, respectively.
The aforementioned factors contributed to overall ARR(2) growth for DS of 13%.

RESEARCH AND INSIGHTS REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $9 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $4 million
Global R&I revenue increased 4% compared to the second quarter of 2023 and reflects growth in both the U.S. (4%) and internationally (4%). This increase was driven by sales growth from credit and economic research product offerings, which contributed to R&I ARR(2) growth of 6%.

DATA AND INFORMATION REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇑ $6 million
Global D&I revenue increased 7% compared to the second quarter of 2023 and reflects growth in both the U.S. (12%) and internationally (5%), mainly driven by:
•improved customer retention;
•continued growth in new sales and higher price realization for company data applications; and
•continued strong demand for ratings data feeds.
The aforementioned revenue growth factors also contributed to ARR(2) growth of 10% for D&I.

MA: Second Quarter Operating and SG&A Expense ⇑ $32 million

Compensation expenses of $336 million increased $25 million:	Non-compensation expenses of $191 million increased $7 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases to support business growth; and	— the increase is mostly attributable to costs to support operating growth, including investments to support technology, innovation and product development
— the increase in incentive and stock-based compensation is driven by higher headcount and actual/projected financial and operating performance

MA: Adjusted Operating Margin 28.5% ⇑ 50 BPS
Adjusted Operating Margin expansion for MA is due to the 7% increase in global MA revenue outpacing increases in operating and SG&A expenses of 6%.

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

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Corporate finance (CFG)	$525	$365	44%
Structured finance (SFG)	131	102	28%
Financial institutions (FIG)	195	145	34%
Public, project and infrastructure finance (PPIF)	154	127	21%
Total ratings revenue	1,005	739	36%
MIS Other	10	8	25%
Total external revenue	1,015	747	36%
Intersegment revenue	49	46	7%
Total MIS revenue	1,064	793	34%
Expenses:
Operating and SG&A (external)	388	346	(12%)
Operating and SG&A (intersegment)	4	4	—%
Total operating and SG&A	392	350	(12%)
Adjusted Operating Income	$672	$443	52%
Adjusted Operating Margin	63.2%	55.9%

Depreciation and amortization	20	19	(5%)
Restructuring	1	2	50%
The following chart presents changes in rated issuance volumes compared to the second quarter of 2023. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $268 million	U.S. Revenue ⇑ $181 million	Non-U.S. Revenue ⇑ $87 million
The increase in global MIS revenue reflects strong growth across all ratings LOBs.

CFG REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $160 million	U.S. Revenue ⇑ $103 million	Non-U.S. Revenue ⇑ $57 million

Global CFG revenue for the three months ended June 30, 2024 and 2023 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 44% reflects growth in both the U.S. (43%) and internationally (45%).
Transaction revenue increased $152 million compared to the same period in the prior year, with the most notable drivers of the growth reflecting:
–higher rated issuance volumes in leveraged finance (which includes bank loans and speculative-grade bonds), primarily due to refinancing activity, which was supported by tightening credit spreads and opportunistic issuance ahead of potential market volatility later in the year; and
–higher investment grade rated issuance activity supported by several large M&A-related deals.
SFG REVENUE

Three months ended June 30,
2024---------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $29 million	U.S. Revenue ⇑ $32 million	Non-U.S. Revenue ⇓ $3 million

Global SFG revenue for the three months ended June 30, 2024 and 2023 was comprised as follows:
The increase in SFG revenue of 28% reflects growth in the U.S. (53%), slightly offset by a decline in international revenue (7%).
Transaction revenue increased $28 million compared to the second quarter of 2023, mainly attributable to:
–new deal formation, supported by strong bank loan issuance, coupled with refinancing activity from CLOs; and
–strong issuance activity in CMBS, supported by tighter spreads and strong investor demand.

FIG REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $50 million	U.S. Revenue ⇑ $31 million	Non-U.S. Revenue ⇑ $19 million
Global FIG revenue for the three months ended June 30, 2024 and 2023 was comprised as follows:

The increase in FIG revenue of 34% reflects growth in both the U.S. (42%) and internationally (26%).
Transaction revenue increased $42 million compared to the second quarter of 2023, mainly due to growth in the insurance and banking sectors, which was primarily attributable to a favorable issuance mix from infrequent issuer activity.

PPIF REVENUE

Three months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $27 million	U.S. Revenue ⇑ $15 million	Non-U.S. Revenue ⇑ 12 million
Global PPIF revenue for the three months ended June 30, 2024 and 2023 was comprised as follows:

The increase in PPIF revenue of 21% reflects growth in both the U.S. (18%) and internationally (27%).
Transaction revenue increased $26 million compared to the second quarter of 2023 primarily due to:
–increased issuance from U.S. Public Finance issuers, reflecting refunding activity in the state and local government and healthcare and higher education sectors; and
–higher Project Finance issuance in the U.S. and Canada supported by continued market improvement, tightening spreads and opportunistic issuance.

MIS: Second Quarter Operating and SG&A Expense ⇑ $42 million

Compensation expenses of $277 million increased $27 million:	Non-compensation expenses of $111 million increased $15 million:
— the increase in incentive and stock-based compensation is driven by higher headcount and actual/projected financial and operating performance; and	— the increase is mostly attributable to an increase in reserves relating to a regulatory investigation, which is more fully discussed in Note 15 to the consolidated financial statements
— the growth in salaries and benefits reflects higher headcount and annual salary increases

MIS: Adjusted Operating Margin 63.2% ⇑ 730 BPS
The MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 36% increase in revenue.

Restructuring
The amounts in both periods reflect charges/adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Six months ended June 30, 2024 compared with six months ended June 30, 2023
Executive Summary
The following table provides an executive summary of key operating results for the six months ended June 30, 2024. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2024	2023	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$3,603	$2,964	22%	— reflects revenue growth in both segments
MA external revenue	$1,601	$1,484	8%
— sustained demand for KYC solutions coupled with continued growth from insurance offerings and SaaS-based banking solutions; and
— ongoing strong retention and new sales for ratings data feeds and company data applications

MIS external revenue	$2,002	$1,480	35%	— reflects issuance growth across all LOBs resulting from tightening credit spreads and issuance ahead of potential market volatility later in the year
Total operating and SG&A expenses	$1,795	$1,655	(8%)
— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments; and
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance

Depreciation and amortization	$210	$181	(16%)	— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$7	$24	71%	— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 9 to the consolidated financial statements
Charges related to asset abandonment	$15	$—	NM
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements

Total non-operating (expense) income, net	$(105)	$(106)	1%
In line with the prior year with the following key offsetting drivers:
— a net decrease of $24 million in foreign exchange losses recorded during the year mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023, mostly offset by:
— an increase in tax-related interest expense of $23 million mainly due to a reduction in tax-related interest accruals in the prior year related to the favorable resolution of tax matters

Operating margin	43.7%	37.2%	650 BPS	— operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly in MIS, outpacing operating and SG&A expense growth
Adjusted Operating Margin(1)	50.2%	44.2%	600 BPS
ETR	23.2%	12.0%	(1120 BPS)	— higher ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$6.16	$4.77	29%
— increase reflects growth in operating income/Adjusted Operating Income(1) driven mainly by increases in MIS revenue, partially offset by:
— a $0.75 per share benefit in the prior year resulting from the resolutions of tax matters in the first quarter of 2023

Adjusted Diluted EPS(1)	$6.65	$5.29	26%

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
United States	$1,943	$1,538	26%
Non-U.S.:
EMEA	1,108	939	18%
Asia-Pacific	319	294	9%
Americas	233	193	21%
Total Non-U.S.	1,660	1,426	16%
Total	3,603	2,964	22%
Expenses:
Operating	936	854	(10%)
SG&A	859	801	(7%)
Depreciation and amortization	210	181	(16%)
Restructuring	7	24	71%
Charges related to asset abandonment	15	—	NM
Total	2,027	1,860	(9%)
Operating income	1,576	1,104	43%
Adjusted Operating Income (1)	1,808	1,309	38%
Interest expense, net	(125)	(119)	(5%)
Other non-operating income, net	20	13	54%
Non-operating (expense) income, net	(105)	(106)	1%

Net income attributable to Moody’s	$1,129	$878	29%
Diluted weighted average shares outstanding	183.2	184.1	—%
Diluted EPS attributable to Moody’s common shareholders	$6.16	$4.77	29%
Adjusted Diluted EPS (1)	$6.65	$5.29	26%
Operating margin	43.7%	37.2%
Adjusted Operating Margin (1)	50.2%	44.2%
Effective tax rate	23.2%	12.0%
GLOBAL REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

Global revenue ⇑ $639 million	U.S. Revenue ⇑ $405 million	Non-U.S. Revenue ⇑ $234 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $82 million

Compensation expenses of $692 million increased $73 million, with the most notable drivers reflecting:	Non-compensation expenses of $244 million increased $9 million, with the most notable driver reflecting:
— higher salaries and benefits reflecting hiring and salary increases to support continued growth in the business; and	— costs to support operating growth, including investments to support technology, innovation and product development
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance

YTD SG&A Expense ⇑ $58 million

Compensation expenses of $530 million increased $27 million, with the most notable drivers reflecting:	Non-compensation expenses of $329 million increased $31 million, with the most notable drivers reflecting:
— higher salaries and benefits reflecting an increase in headcount and annual salary increases; and	— an increase in reserves relating to a regulatory investigation, which is more fully discussed in Note 15 to the consolidated financial statements; and
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance
— increases in costs to support operating growth

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The restructuring charge in both periods relates to the Company's 2022 - 2023 Geolocation Restructuring Program, as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Operating margin 43.7%, ⇑ 650 BPS	Adjusted Operating Margin(1) 50.2%, ⇑ 600 BPS
Increases in both Operating margin and Adjusted Operating Margin(1) is due to strong revenue growth, particularly within MIS, partially offset by an increase in operating and SG&A expenses.

Interest Expense, net ⇑ $6 million	Other non-operating income ⇑ $7 million

Increase in expense is primarily due to:	Increase in income is primarily due to:
— an increase of $23 million in tax-related interest mainly reflecting the favorable resolution of tax matters in the prior year; partially offset by
— a $24 million net decrease in foreign currency losses mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023; partially offset by

— higher interest income of $20 million reflecting higher cash balances and interest yields	— a benefit of $9 million in the prior year related to the favorable resolution of various tax matters; and
— an increase of $6 million in certain non-income based taxes

ETR ⇑ 1,120 BPS
The increase in the ETR primarily reflects $113 million in tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions.

Diluted EPS ⇑ $1.39	Adjusted Diluted EPS(1) ⇑ $1.36
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above. This was partially offset by a $0.75 per share benefit in the prior year related to the resolution of tax matters in the first quarter of 2023.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Decision Solutions (DS)	$731	$668	9%
Research and Insights (R&I)	448	432	4%
Data and Information (D&I)	422	384	10%
Total external revenue	1,601	1,484	8%
Intersegment revenue	7	7	—%
Total MA Revenue	1,608	1,491	8%
Expenses:
Operating and SG&A (external)	1,044	976	(7%)
Operating and SG&A (intersegment)	96	91	(5%)
Total operating and SG&A expense	1,140	1,067	(7%)
Adjusted Operating Income	$468	$424	10%
Adjusted Operating Margin	29.1%	28.4%

Depreciation and amortization	172	144	(19%)
Restructuring	3	16	81%
Charges related to asset abandonment	15	—	NM
MOODY'S ANALYTICS REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $117 million	U.S. Revenue ⇑ $38 million	Non-U.S. Revenue ⇑ $79 million
The 8% increase in global MA revenue reflects growth both in the U.S. (6%) and internationally (9%) across all LOBs.
–ARR(2) grew 10% reflecting increases across all LOBs.
.

DECISION SOLUTIONS REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $63 million	U.S. Revenue ⇑ $11 million	Non-U.S. Revenue ⇑ $52 million
Global DS revenue for the six months ended June 30, 2024 and 2023 was comprised as follows:
Global DS revenue grew 9% compared to the first half of 2023 and reflects increases in both the U.S. (4%) and internationally (13%).
The most notable drivers of the growth are as follows:
–sustained demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage, which drove both revenue and ARR(2) growth of 18%;
–higher demand for subscription-based revenue for catastrophe and actuarial modeling tools supported insurance growth resulting in insurance revenue and ARR(2) growth of 9% and 14%, respectively; and
–growth across SaaS-based banking offerings which enable customers' lending, risk management, and finance workflows, resulting in revenue and ARR(2) growth of 4% and 9%, respectively.
The aforementioned factors also contributed to overall ARR(2) growth for DS of 13%.

RESEARCH AND INSIGHTS REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $16 million	U.S. Revenue ⇑ $9 million	Non-U.S. Revenue ⇑ $7 million
Global R&I revenue increased 4% compared to the first half of 2023 and reflects growth in both the U.S. (4%) and internationally (4%). This increase was attributable to sales growth for credit and economic research product offerings, which contributed to ARR(2) growth of 6%.
DATA AND INFORMATION REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $38 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $20 million
Global D&I revenue increased 10% compared to the first half of 2023 and reflects growth in both the U.S. (13%) and internationally (8%), mainly driven by:
•improved customer retention;
•continued growth in new sales and higher price realization for company data applications; and
•continued strong demand for ratings data feeds.
The aforementioned factors also contributed to ARR(2) growth of 10% for D&I.

MA: YTD Operating and SG&A Expense ⇑ $68 million

Compensation expenses of $673 million increased $56 million:	Non-compensation expenses of $371 million increased $12 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases to support business growth; and	— the modest increase is mostly attributable to costs to support operating growth, including investments to support technology, innovation and product development
— the increase in incentive and stock-based compensation is driven by higher headcount and actual/projected financial and operating performance

MA: Adjusted Operating Margin 29.1% ⇑ 70 BPS
The Adjusted Operating Margin expansion for MA is primarily due to the 8% increase in global MA revenue outpacing operating and SG&A expense growth of 7%.

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

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Corporate finance (CFG)	$1,054	$721	46%
Structured finance (SFG)	245	201	22%
Financial institutions (FIG)	390	287	36%
Public, project and infrastructure finance (PPIF)	295	256	15%
Total ratings revenue	1,984	1,465	35%
MIS Other	18	15	20%
Total external revenue	2,002	1,480	35%
Intersegment royalty	96	91	5%
Total	2,098	1,571	34%
Expenses:
Operating and SG&A (external)	751	679	(11%)
Operating and SG&A (intersegment)	7	7	—%
Total operating and SG&A expense	758	686	(10%)
Adjusted Operating Income	$1,340	$885	51%
Adjusted Operating Margin	63.9%	56.3%

Depreciation and amortization	38	37	(3%)
Restructuring	4	8	50%
The following chart presents changes in rated issuance volumes compared to the first half of 2023. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $522 million	U.S. Revenue ⇑ $367 million	Non-U.S. Revenue ⇑ $155 million
The increase in global MIS revenue reflects strong growth across all LOBs.
CFG REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $333 million	U.S. Revenue ⇑ 229 million	Non-U.S. Revenue ⇑ $104 million
Global CFG revenue for the six months ended June 30, 2024 and 2023 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 46% reflects growth in both the U.S (47%) and internationally (44%).
Transaction revenue increased $321 million compared to the same period in the prior year, with the most notable drivers of the growth reflecting:
–higher rated issuance volumes in leveraged finance (which includes bank loans and speculative-grade bonds), primarily due to refinancing activity, which was supported by tightening credit spreads and opportunistic issuance ahead of potential market volatility later in the year; and
–higher investment grade rated issuance activity supported by several large M&A-related deals.
SFG REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $44 million	U.S. Revenue ⇑ $47 million	Non-U.S. Revenue ⇓ $3 million
Global SFG revenue for the six months ended June 30, 2024 and 2023 was comprised as follows:
The increase in SFG revenue of 22% reflects growth in the U.S. (39%), partially offset by modest declines in international revenue (4%).
Transaction revenue increased $41 million compared to the first half of 2023, mainly attributable to:
–higher CLO issuance, with new deals supported by increased bank loan activity, coupled with refinancing activity; and
–increased issuance activity from the CMBS and ABS asset classes, reflecting tightening credit spreads and strong investor demand, including from first time issuers.

FIG REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $103 million	U.S. Revenue ⇑ $66 million	Non-U.S. Revenue ⇑ $37 million
Global FIG revenue for the six months ended June 30, 2024 and 2023 was comprised as follows:
The increase in FIG revenue of 36% reflects growth in both the U.S. (49%) and internationally (25%).
Transaction revenue increased $94 million compared to the same period in the prior year, primarily driven by growth in the insurance and banking sectors, which was mainly attributable to a favorable issuance mix from infrequent issuer activity.

PPIF REVENUE

Six months ended June 30,
2024-----------------------------------------------------------------------------------2023
______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $39 million	U.S. Revenue ⇑ $25 million	Non-U.S. Revenue ⇑ $14 million
Global PPIF revenue for the six months ended June 30, 2024 and 2023 was comprised as follows:
The 15% increase in PPIF revenue reflected increases in both the U.S. (16%) and internationally (14%).
Transaction revenue increased $37 million compared to the same period in the prior year, primarily due to:
–higher issuance from U.S. Public Finance issuers, reflecting increased activity in the state and local government and higher education and housing sectors; and
–higher Project Finance activity in the U.S. and Canada supported by continued market improvement.

MIS: YTD Operating and SG&A Expense ⇑ $72 million

Compensation expenses of $549 million increased $45 million with the most notable drivers of the growth reflecting:	Non-compensation expenses of $202 million increased $27 million with the most notable drivers of the growth reflecting:
— an increase in incentive and stock-based compensation driven by higher headcount and actual/projected financial and operating performance; and	— an increase in reserves relating to a regulatory investigation, which is more fully discussed in Note 15 to the consolidated financial statements; and
— growth in salaries and benefits reflecting higher headcount and annual salary increases	— an increase in costs to support operating growth, including investments to support technology and innovation

Adjusted Operating Margin of 63.9% ⇑ 760 BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 35% increase in revenue, partially offset by growth of 11% in operating and SG&A expenses.

Restructuring Charges
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2024	2023
Net cash provided by operating activities	$1,461	$1,212	$249
Net cash used in investing activities	$(191)	$(103)	$(88)
Net cash used in financing activities	$(731)	$(624)	$(107)
Free Cash Flow (1)	$1,290	$1,085	$205
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities in the six months ended June 30, 2024 increased by $249 million compared to the same period in 2023, with the most notable drivers reflecting:
–growth in operating income of $472 million;
partially offset by:
–$154 million in higher income tax payments in the current year; and
–various changes in working capital.
Net cash used in investing activities
The $88 million increase in cash used in investing activities in the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to:
–higher cash paid for capital additions of $44 million compared to the prior year reflecting both costs to support investments in company-wide technology infrastructure coupled with costs related to the development of SaaS-based solutions in MA; and
–higher net purchases of investments in 2024 of $34 million.
Net cash used in financing activities
The $107 million increase in cash used in financing activities in the six months ended June 30, 2024 compared to the same period in the prior year was primarily attributed to:
– higher cash paid in 2024 for treasury share repurchases of $276 million;
partially offset by:
– a $200 million repayment of notes payable in the second quarter of 2023.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.7 billion at June 30, 2024 included approximately $1.9 billion located outside of the U.S. Approximately 39% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At June 30, 2024, Moody’s had $6.9 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at June 30, 2024 is as follows:

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
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of June 30, 2024, these purchase obligations totaled $683 million, of which approximately 40% is expected to be paid in the next twelve months and another approximate 40% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $384 million at June 30, 2024, primarily related to real estate leases, of which $117 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 14 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at June 30, 2024, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On July 22, 2024, the Board approved the declaration of a quarterly dividend of $0.85 per share for Moody’s common stock, payable September 6, 2024 to shareholders of record at the close of business on August 16, 2024. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 5, 2024, the Board approved an additional $1 billion in share repurchase authority. At June 30, 2024, the Company had approximately $975 million of remaining authority. There is no established expiration date for the remaining authorization.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments; and iii) charges related to an asset abandonment. Depreciation and amortization are excluded because companies utilize productive assets of different estimated useful lives and use different methods of acquiring and depreciating productive assets. Restructuring charges/adjustments and charges related to asset abandonment are excluded as the frequency and magnitude of these charges may vary widely across periods and companies.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income	$775	$550	$1,576	$1,104
Adjustments:
Depreciation and amortization	110	93	210	181
Restructuring	2	10	7	24
Charges related to asset abandonment	15	—	15	—
Adjusted Operating Income	$902	$653	$1,808	$1,309
Operating margin	42.7%	36.8%	43.7%	37.2%
Adjusted Operating Margin	49.6%	43.7%	50.2%	44.2%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody’s operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; and iii) charges related to asset abandonment.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments and charges related to asset abandonment are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2024		2023		2024		2023
Net Income attributable to Moody's common shareholders		$552		$377		$1,129		$878
Pre-tax Acquisition-Related Intangible Amortization Expenses	$48		$50		$97		$101
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(12)		(24)		(24)
Net Acquisition-Related Intangible Amortization Expenses		36		38		73		77
Pre-tax restructuring	$2		$10		$7		$24
Tax on restructuring	(1)		(2)		(2)		(6)
Net restructuring		1		8		5		18
Pre-tax charges related to asset abandonment	$15		$—		$15		$—
Tax on charges related to asset abandonment	(4)		—		(4)		—
Net charges related to asset abandonment		11		—		11		—
Adjusted Net Income		$600		$423		$1,218		$973

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Diluted earnings per share attributable to Moody's common shareholders		$3.02		$2.05		$6.16		$4.77
Pre-tax Acquisition-Related Intangible Amortization Expenses	$0.26		$0.27		$0.53		$0.55
Tax on Acquisition-Related Intangible Amortization Expenses	(0.07)		(0.06)		(0.13)		(0.13)
Net Acquisition-Related Intangible Amortization Expenses		0.19		0.21		0.40		0.42
Pre-tax restructuring	$0.01		$0.05		$0.04		$0.13
Tax on restructuring	—		(0.01)		(0.01)		(0.03)
Net restructuring		0.01		0.04		0.03		0.10
Pre-tax charges related to asset abandonment	$0.08		$—		$0.08		$—
Tax on charges related to asset abandonment	(0.02)		—		(0.02)		—
Net charges related to asset abandonment		0.06		—		0.06		—
Adjusted Diluted EPS		$3.28		$2.30		$6.65		$5.29

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

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,461	$1,212
Capital additions	(171)	(127)
Free Cash Flow	$1,290	$1,085
Net cash used in investing activities	$(191)	$(103)
Net cash used in financing activities	$(731)	$(624)

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

Amounts in millions	June 30, 2024	June 30, 2023	Change	Growth
MA ARR
Decision Solutions
Banking	$428	$392	$36	9%
Insurance	569	500	69	14%
KYC	352	298	54	18%
Total Decision Solutions	$1,349	$1,190	$159	13%
Research and Insights	902	850	52	6%
Data and Information	854	773	81	10%
Total MA ARR	$3,105	$2,813	$292	10%
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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 38 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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
•the timing and effectiveness of any restructuring programs;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the Company's market risk during the six months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2023.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2024.
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
For the three months ended June 30, 2024

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
April 1- 30	263,932	$384.68	261,485	$1,138	million
May 1- 31	192,057	$394.81	188,051	$1,064	million
June 1- 30	218,251	$410.84	218,200	$975	million
Total	674,240	$396.08	667,736
(1) Includes surrender to the Company of 2,447; 4,006; and 51 shares of common stock in April, May, and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 5, 2024, the Board of Directors authorized $1 billion in share repurchase authority. At June 30, 2024 there was approximately $975 million of share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the second quarter of 2024, Moody’s issued a net 100,000 shares under employee stock-based compensation plans.
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

.1
Credit Agreement, dated as of May 6, 2024, among Moody’s Corporation, the borrowing subsidiaries party thereto, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14-37, filed May 6, 2024)

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

Date: July 24, 2024