Form 10-Q
period 2024-09-30
MOODYS CORP /DE/
filed 2024-10-23
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Shares Outstanding at September 30, 2024
181.2 million

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
GCR (Global Credit Rating Company Limited and subsidiaries)
A domestic credit rating agency with operations spanning Africa; the Company acquired a controlling financial interest in GCR in July 2024; the Company previously accounted for GCR as an equity method investment

GDP	Gross domestic product
GLoBE	Global Anti-Base Erosion, also known as "Pillar II;" tax model issued by the OECD in 2023
ICRA	ICRA Limited; a provider of credit ratings and research in India
INR	Indian rupee
JPY	Japanese yen
KYC	Know-your-customer
LOB	Line of business
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

Pillar II	Tax model issued by the OECD in 2023; also referred to as the "Global Anti-Base Erosion" or "GLoBE" rules
PPIF	Public, project and infrastructure finance; an LOB of MIS
Praedicat
A provider of casualty insurance analytics; the Company acquired a controlling financial interest in Praedicat in September 2024; the Company previously accounted for Praedicat as an equity method investment

Recurring Revenue
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

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar

TERM	DEFINITION
UTPs	Uncertain tax positions
2022 - 2023 Geolocation Restructuring Program	Restructuring program approved by the chief executive officer of Moody’s on June 30, 2022 relating to the Company's post-COVID-19 geolocation strategy

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,813	$1,472	$5,416	$4,436
Expenses
Operating	512	412	1,448	1,266
Selling, general, and administrative	434	403	1,293	1,204
Depreciation and amortization	108	95	318	276
Restructuring	6	27	13	51
Charges related to asset abandonment	15	—	30	—
Total expenses	1,075	937	3,102	2,797
Operating income	738	535	2,314	1,639
Non-operating (expense) income, net
Interest expense, net	(60)	(66)	(185)	(185)
Other non-operating income, net	25	18	45	31
Total non-operating (expense) income, net	(35)	(48)	(140)	(154)
Income before provision for income taxes	703	487	2,174	1,485
Provision for income taxes	169	97	510	217
Net income	534	390	1,664	1,268
Less: Net income attributable to noncontrolling interests	—	1	1	1
Net income attributable to Moody's	$534	$389	$1,663	$1,267
Earnings per share attributable to Moody's common shareholders
Basic	$2.94	$2.12	$9.13	$6.91
Diluted	$2.93	$2.11	$9.09	$6.88
Weighted average number of shares outstanding
Basic	181.7	183.3	182.2	183.4
Diluted	182.5	184.0	183.0	184.1
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$534			$390
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$252	$(3)	249	$(174)	$(2)	(176)
Net (losses) gains on net investment hedges	(184)	48	(136)	124	(31)	93
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	—	—	—	(1)	—	(1)
Net actuarial gains	—	—	—	2	(1)	1
Total other comprehensive income (loss)	$69	$45	$114	$(48)	$(34)	$(82)
Comprehensive Income Attributable to Moody's			$648			$308

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,664			$1,268
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$98	$(3)	95	$(14)	$(4)	(18)
Net (losses) gains on net investment hedges	(40)	10	(30)	11	(3)	8
Cash Flow Hedges:
Reclassification of losses included in net income	2	—	2	2	(1)	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(1)	—	(1)	(3)	1	(2)
Net actuarial (losses) gains	(3)	1	(2)	2	(1)	1
Total other comprehensive loss	$56	$8	$64	$(2)	$(8)	$(10)
Comprehensive income			1,728			1,258
Less: comprehensive loss attributable to noncontrolling interests			—			(1)
Comprehensive Income Attributable to Moody's			$1,728			$1,259
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,642	$2,130
Short-term investments	573	63
Accounts receivable, net of allowance for credit losses of $35 in 2024 and $35 in 2023	1,708	1,659
Other current assets	470	489
Total current assets	5,393	4,341
Property and equipment, net of accumulated depreciation of $1,442 in 2024 and $1,272 in 2023	662	603
Operating lease right-of-use assets	242	277
Goodwill	6,148	5,956
Intangible assets, net	1,970	2,049
Deferred tax assets, net	268	258
Other assets	1,086	1,138
Total assets	$15,769	$14,622
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,133	$1,076
Current portion of operating lease liabilities	109	108
Current portion of long-term debt	693	—
Deferred revenue	1,300	1,316
Total current liabilities	3,235	2,500
Non-current portion of deferred revenue	59	65
Long-term debt	6,876	7,001
Deferred tax liabilities, net	416	402
Uncertain tax positions	209	196
Operating lease liabilities	245	306
Other liabilities	661	676
Total liabilities	11,701	11,146
Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2024 and December 31, 2023, respectively	3	3
Capital surplus	1,390	1,228
Retained earnings	15,855	14,659
Treasury stock, at cost; 161,671,601 and 160,430,754 shares of common stock at September 30, 2024 and December 31, 2023, respectively	(12,840)	(12,005)
Accumulated other comprehensive loss	(503)	(567)
Total Moody's shareholders' equity	3,905	3,318
Noncontrolling interests	163	158
Total shareholders' equity	4,068	3,476
Total liabilities, noncontrolling interests and shareholders' equity	$15,769	$14,622
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$1,664	$1,268
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	318	276
Stock-based compensation	166	143
Deferred income taxes	9	(10)
Asset impairment and abandonment-related charges	15	12
Provision for credit losses on accounts receivable	14	15
Gain on previously held equity method investments	(7)	—
Changes in assets and liabilities:
Accounts receivable	(43)	112
Other current assets	25	151
Other assets	(1)	(31)
Lease obligations	(24)	(16)
Accounts payable and accrued liabilities	45	(61)
Deferred revenue	(51)	(35)
Uncertain tax positions and other non-current tax liabilities	12	(114)
Other liabilities	22	(36)
Net cash provided by operating activities	2,164	1,674
Cash flows from investing activities
Capital additions	(243)	(198)
Purchases of investments	(623)	(105)
Sales and maturities of investments	105	115
Purchases of investments in non-consolidated affiliates	(4)	(3)
Sales of investments in non-consolidated affiliates	—	1
Cash paid for acquisitions, net of cash acquired	(110)	(3)
Net cash used in investing activities	(875)	(193)
Cash flows from financing activities
Repayment of notes	—	(500)
Issuance of notes	496	—
Proceeds from stock-based compensation plans	60	40
Treasury shares	(812)	(278)
Repurchase of shares related to stock-based compensation	(85)	(67)
Dividends	(465)	(424)
Dividends to noncontrolling interests	(1)	(2)
Debt issuance costs and related fees	(5)	—
Net cash used in financing activities	(812)	(1,231)
Effect of exchange rate changes on cash and cash equivalents	35	(13)
Increase in cash and cash equivalents	512	237
Cash and cash equivalents, beginning of period	2,130	1,769
Cash and cash equivalents, end of period	$2,642	$2,006
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2023	342.9	$3	$1,124	$14,213	(159.4)	$(11,626)	$(570)	$3,144	$168	$3,312
Net income				389				389	1	390
Dividends ($0.77 per share)				(142)				(142)	(8)	(150)
Stock-based compensation			46					46		46
Shares issued for stock-based compensation plans at average cost, net			5		—	2		7		7
Treasury shares repurchased, inclusive of excise tax			—		(0.5)	(171)		(171)		(171)
Currency translation adjustment, net of net investment hedge activity (net of tax of $33 million)							(83)	(83)	—	(83)
Net actuarial gains and prior service costs (net of tax of $1 million)							1	1		1
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at September 30, 2023	342.9	$3	$1,175	$14,460	(159.9)	$(11,795)	$(652)	$3,191	$161	$3,352
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				1,267				1,267	1	1,268
Dividends ($2.31 per share)				(425)				(425)	(9)	(434)
Stock-based compensation			143					143		143
Shares issued for stock-based compensation plans at average cost, net			(22)		0.7	(2)		(24)		(24)
Treasury shares repurchased, inclusive of excise tax			—		(0.9)	(280)		(280)		(280)
Currency translation adjustment, net of net investment hedge activity (net of tax of $7 million)							(9)	(9)	(1)	(10)
Net actuarial gains and prior service costs (net of tax of $1 million)							1	1		1
Amortization of actuarial gains and prior service credits (net of tax of $1 million)							(2)	(2)		(2)
Amortization of losses on cash flow hedges (net of tax of $1 million)							1	1		1
Balance at September 30, 2023	342.9	$3	$1,175	$14,460	(159.9)	$(11,795)	$(652)	$3,191	$161	$3,352
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2024	342.9	$3	$1,324	$15,478	(160.8)	$(12,410)	$(617)	$3,778	$160	$3,938
Net income				534				534	—	534
Dividends ($0.85 per share)				(157)				(157)	(5)	(162)
Stock-based compensation			58					58		58
Shares issued for stock-based compensation plans at average cost, net			8		—	4		12		12
Noncontrolling interest resulting from majority acquisition								—	8	8
Treasury shares repurchased, inclusive of excise tax					(0.9)	(434)		(434)		(434)
Currency translation adjustment, net of net investment hedge activity (net of tax of $45 million)							113	113	—	113
Amortization of losses on cash flow hedges							1	1		1
Balance at September 30, 2024	342.9	$3	$1,390	$15,855	(161.7)	$(12,840)	$(503)	$3,905	$163	$4,068

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
Net income				1,663				1,663	1	1,664
Dividends ($2.55 per share)				(467)				(467)	(6)	(473)
Stock-based compensation			169					169		169
Shares issued for stock-based compensation plans at average cost, net			(7)		0.6	(18)		(25)		(25)
Noncontrolling interest resulting from majority acquisition								—	10	10
Treasury shares repurchased, inclusive of excise tax			—		(1.9)	(817)		(817)		(817)
Currency translation adjustment, net of net investment hedge activity (net of tax of $7 million)							65	65	—	65
Net actuarial losses (net of tax of $1 million)							(2)	(2)		(2)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							2	2		2
Balance at September 30, 2024	342.9	$3	$1,390	$15,855	(161.7)	$(12,840)	$(503)	$3,905	$163	$4,068
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU No. 2023-07"), which expands segment disclosure requirements for public entities. ASU No. 2023-07 will require entities to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss. In addition, this ASU permits entities to disclose more than one measure of segment profit or loss used by the CODM. Additionally, disclosure of the CODM’s title and position will be required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Furthermore, all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis in addition to disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company will adopt this ASU in its Form 10-K for the year ended December 31, 2024 and will provide the aforementioned new required disclosures, including further disaggregation of each segment's operating and SG&A expenses.
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

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MA:
Decision Solutions (DS)
Banking	$140	$136	$405	$390
Insurance	148	138	439	404
KYC	95	80	270	228
Total DS	383	354	1,114	1,022
Research and Insights (R&I)	235	222	683	654
Data and Information (D&I)	213	200	635	584
Total external revenue	831	776	2,432	2,260
Intersegment revenue	3	3	10	10
Total MA	834	779	2,442	2,270
MIS:
Corporate Finance (CFG)
Investment-grade	149	63	416	272
High-yield	80	38	232	116
Bank loans	120	82	422	209
Other accounts (1)	166	163	499	470
Total CFG	515	346	1,569	1,067
Structured Finance (SFG)
Asset-backed securities	34	30	101	89
RMBS	24	22	73	72
CMBS	27	17	66	45
Structured credit	49	32	138	95
Other accounts	1	1	2	2
Total SFG	135	102	380	303
Financial Institutions (FIG)
Banking	108	92	344	289
Insurance	46	24	166	92
Managed investments	13	7	40	23
Other accounts	3	3	10	9
Total FIG	170	126	560	413
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	61	49	187	155
Project and infrastructure	93	66	262	216
Total PPIF	154	115	449	371
Total ratings revenue	974	689	2,958	2,154
MIS Other	8	7	26	22
Total external revenue	982	696	2,984	2,176
Intersegment revenue	48	47	144	138
Total MIS	1,030	743	3,128	2,314
Eliminations	(51)	(50)	(154)	(148)
Total MCO	$1,813	$1,472	$5,416	$4,436
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$144	$239	$383	$141	$213	$354
Research and Insights	128	107	235	124	98	222
Data and Information	74	139	213	69	131	200
Total MA	346	485	831	334	442	776
MIS:
Corporate Finance	364	151	515	242	104	346
Structured Finance	98	37	135	65	37	102
Financial Institutions	90	80	170	52	74	126
Public, Project and Infrastructure Finance	100	54	154	69	46	115
Total ratings revenue	652	322	974	428	261	689
MIS Other	1	7	8	—	7	7
Total MIS	653	329	982	428	268	696
Total MCO	$999	$814	$1,813	$762	$710	$1,472

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$420	$694	$1,114	$406	$616	$1,022
Research and Insights	374	309	683	361	293	654
Data and Information	227	408	635	204	380	584
Total MA	1,021	1,411	2,432	971	1,289	2,260
MIS:
Corporate Finance	1,078	491	1,569	727	340	1,067
Structured Finance	266	114	380	186	117	303
Financial Institutions	292	268	560	188	225	413
Public, Project and Infrastructure Finance	284	165	449	228	143	371
Total ratings revenue	1,920	1,038	2,958	1,329	825	2,154
MIS Other	1	25	26	—	22	22
Total MIS	1,921	1,063	2,984	1,329	847	2,176
Total MCO	$2,942	$2,474	$5,416	$2,300	$2,136	$4,436

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MA:
U.S.	$346	$334	$1,021	$971
Non-U.S.:
EMEA	334	310	969	895
Asia-Pacific	84	76	251	224
Americas	67	56	191	170
Total Non-U.S.	485	442	1,411	1,289
Total MA	831	776	2,432	2,260
MIS:
U.S.	653	428	1,921	1,329
Non-U.S.:
EMEA	212	155	685	509
Asia-Pacific	73	67	225	213
Americas	44	46	153	125
Total Non-U.S.	329	268	1,063	847
Total MIS	982	696	2,984	2,176
Total MCO	$1,813	$1,472	$5,416	$4,436

The following table summarizes the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended September 30,
	2024			2023
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$33	$350	$383	$43	$311	$354
	9%	91%	100%	12%	88%	100%
Research and Insights	$4	$231	$235	$4	$218	$222
	2%	98%	100%	2%	98%	100%
Data and Information	$1	$212	$213	$1	$199	$200
	—%	100%	100%	1%	99%	100%
Total MA (1)	$38	$793	$831	$48	$728	$776
	5%	95%	100%	6%	94%	100%
Corporate Finance	$382	$133	$515	$216	$130	$346
	74%	26%	100%	62%	38%	100%
Structured Finance	$78	$57	$135	$49	$53	$102
	58%	42%	100%	48%	52%	100%
Financial Institutions	$92	$78	$170	$52	$74	$126
	54%	46%	100%	41%	59%	100%
Public, Project and Infrastructure Finance	$109	$45	$154	$70	$45	$115
	71%	29%	100%	61%	39%	100%
MIS Other	$2	$6	$8	$2	$5	$7
	25%	75%	100%	29%	71%	100%
Total MIS	$663	$319	$982	$389	$307	$696
	68%	32%	100%	56%	44%	100%
Total Moody's Corporation	$701	$1,112	$1,813	$437	$1,035	$1,472
	39%	61%	100%	30%	70%	100%

	Nine Months Ended September 30,
	2024			2023
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions	$105	$1,009	$1,114	$126	$896	$1,022
	9%	91%	100%	12%	88%	100%
Research and Insights	$11	$672	$683	$12	$642	$654
	2%	98%	100%	2%	98%	100%
Data and Information	$3	$632	$635	$2	$582	$584
	—%	100%	100%	—%	100%	100%
Total MA (1)	$119	$2,313	$2,432	$140	$2,120	$2,260
	5%	95%	100%	6%	94%	100%
Corporate Finance	$1,169	$400	$1,569	$682	$385	$1,067
	75%	25%	100%	64%	36%	100%
Structured Finance	$213	$167	$380	$142	$161	$303
	56%	44%	100%	47%	53%	100%
Financial Institutions	$329	$231	$560	$195	$218	$413
	59%	41%	100%	47%	53%	100%
Public, Project and Infrastructure Finance	$315	$134	$449	$240	$131	$371
	70%	30%	100%	65%	35%	100%
MIS Other	$6	$20	$26	$4	$18	$22
	23%	77%	100%	18%	82%	100%
Total MIS	$2,032	$952	$2,984	$1,263	$913	$2,176
	68%	32%	100%	58%	42%	100%
Total Moody's Corporation	$2,151	$3,265	$5,416	$1,403	$3,033	$4,436
	40%	60%	100%	32%	68%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.
The following table presents the timing of revenue recognition:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$26	$663	$689	$65	$2,032	$2,097
Revenue recognized over time	805	319	1,124	2,367	952	3,319
Total	$831	$982	$1,813	$2,432	$2,984	$5,416

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$24	$389	$413	$73	$1,263	$1,336
Revenue recognized over time	752	307	1,059	2,187	913	3,100
Total	$776	$696	$1,472	$2,260	$2,176	$4,436
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

The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
	MA	MIS	MA	MIS
Unbilled Receivables	$119	$470	$119	$415
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	MA	MIS	Total	MA	MIS	Total
Balance at June 30,	$1,146	$336	$1,482	$1,116	$336	$1,452
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(551)	(120)	(671)	(513)	(113)	(626)
Increases due to amounts billable excluding amounts recognized as revenue during the period	410	92	502	410	82	492
Increases due to acquisitions during the period	5	—	5	—	—	—
Effect of exchange rate changes	37	4	41	(25)	(2)	(27)
Total changes in deferred revenue	(99)	(24)	(123)	(128)	(33)	(161)
Balance at September 30,	$1,047	$312	$1,359	$988	$303	$1,291

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,111	$270	$1,381	$1,055	$278	$1,333
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(950)	(197)	(1,147)	(969)	(192)	(1,161)
Increases due to amounts billable excluding amounts recognized as revenue during the period	860	238	1,098	908	218	1,126
Increases due to acquisitions during the period	5	—	5	—	—	—
Effect of exchange rate changes	21	1	22	(6)	(1)	(7)
Total changes in deferred revenue	(64)	42	(22)	(67)	25	(42)
Balance at September 30,	$1,047	$312	$1,359	$988	$303	$1,291
Deferred revenue - current	$1,047	$253	$1,300	$986	$240	$1,226
Deferred revenue - non-current	$—	$59	$59	$2	$63	$65
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2024 and 2023 was primarily due to the recognition of annual subscription and maintenance billings from December and January. For the nine months ended September 30, 2024 and 2023, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December billings being mostly offset by the impact of the high concentration of billings in the first quarter.
For the MIS segment, the change in the deferred revenue balance for all periods presented was primarily related to the significant portion of contract renewals that occur during the first quarter and are generally recognized over a one year period.

Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2024 as well as amounts not yet invoiced to customers as of September 30, 2024, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.5 billion. The Company expects to recognize into revenue approximately 60% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $97 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation cost	$57	$46	$166	$143
Tax benefit	$12	$10	$36	$32
During the first nine months of 2024, the Company granted 0.2 million employee stock options, which had a weighted average grant date fair value of $120.42 per share. The Company also granted 0.5 million shares of restricted stock in the first nine months of 2024, which had a weighted average grant date fair value of $372.64 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.2 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over a period of two to four years. The weighted average grant date fair value of these awards was $361.83 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2024:

Expected dividend yield	0.91%
Expected stock volatility	28%
Risk-free interest rate	4.34%
Expected holding period	5.9 years
Unrecognized stock-based compensation expense at September 30, 2024 was $16 million and $279 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 2.5 years, respectively. Additionally, there was $67 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2024	2023
Exercise of stock options:
Proceeds from stock option exercises	$44	$26
Aggregate intrinsic value	$60	$48
Tax benefit realized upon exercise	$10	$11
Number of shares exercised	0.3	0.2
Vesting of restricted stock:
Fair value of shares vested	$183	$154
Tax benefit realized upon vesting	$45	$36
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$40	$24
Tax benefit realized upon vesting	$9	$3
Number of shares vested	0.1	0.1
NOTE 4. INCOME TAXES
Moody’s ETR was 24.0% and 19.9% for the three months ended September 30, 2024 and 2023, respectively. Moody’s ETR for the nine months ended September 30, 2024 and 2023 was 23.5% and 14.6%, respectively. The increase in the ETR for the nine months ended September 30, 2024 compared to the same period in the prior year was primarily due to tax benefits recognized in the first quarter of 2023, which reflect the resolution of uncertain tax positions in various U.S. and non-U.S. tax jurisdictions and will not recur in 2024. The Company’s year-to-date provision for income taxes differs from the tax computed by applying its estimated annual ETR to the pre-tax earnings primarily due to the excess tax benefits from stock-based compensation of $23 million and a change in tax rate of a non-U.S. tax jurisdiction of $7 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of $2 million, net of federal tax, during the third quarter of 2024 and an increase in its UTPs of $13 million, net of federal tax, during the first nine months of 2024.
Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The tax years 2021 through 2023 remain open to examination. The Company’s New York City tax returns for 2018 through 2022 are currently under examination. The Company’s U.K. tax returns for 2017 through 2022 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2024	2023
Income taxes paid	$391	$213
Effective in 2024, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% applies to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company is required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional ETR up to 15%. We have evaluated the impact of the Pillar II global minimum tax rules on our consolidated financial statements and related disclosures. As of September 30, 2024, the Pillar II minimum tax requirement is not expected to have a material impact on our full-year results of operations or financial position.

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Basic	181.7	183.3	182.2	183.4
Dilutive effect of shares issuable under stock-based compensation plans	0.8	0.7	0.8	0.7
Diluted	182.5	184.0	183.0	184.1
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.4	0.4	0.5
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2024 and 2023.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2024
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,691	$—	$1,691	$1,117	$573	$1
Mutual funds	$101	$11	$112	$—	$—	$112

	As of December 31, 2023
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,178	$—	$1,178	$1,112	$63	$3
Mutual funds	$91	$6	$97	$—	$—	$97
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both September 30, 2024 and December 31, 2023. The remaining contractual maturities for the certificates of deposits classified in other assets are 14 months to 15 months at September 30, 2024 and 14 months at December 31, 2023. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of September 30, 2024 and December 31, 2023, the contract value of the COLI was $49 million and $47 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2024	As of December 31, 2023	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	500	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,550	$2,550
Refer to Note 13 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Interest expense, net		$(60)	$(66)	$(185)	$(185)

Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(25)	$(25)	$(74)	$(64)
Fair value changes on interest rate swaps	Interest expense, net	$79	$(35)	$57	$(35)
Fair value changes on hedged debt	Interest expense, net	$(79)	$35	$(57)	$35
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

September 30, 2024
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
As of September 30, 2024 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Years Ending December 31,	Notional Amount (Pay)	Notional Amount (Receive)
2026	€450	$500
2027	531	550
2028	588	600
2029	573	614
2031	481	500
2032	480	500
Total	€3,103	$3,264
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Cross currency swaps	$(95)	$63	$—	$—	$12	$13
Long-term debt	(41)	30	—	—	—	—
Total net investment hedges	$(136)	$93	$—	$—	$12	$13
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$—	$—	$—	$—
Interest rate contracts	—	—	(1)	(1)	—	—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$(136)	$93	$(1)	$(1)	$12	$13

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Cross currency swaps	$(20)	$—	$—	$—	$34	$43
Long-term debt	(10)	8	—	—	—	—
Total net investment hedges	$(30)	$8	$—	$—	$34	$43
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$1	$—	$—
Interest rate contracts	—	—	(2)	(2)	—	—
Total cash flow hedges	$—	$—	$(2)	$(1)	$—	$—
Total	$(30)	$8	$(2)	$(1)	$34	$43

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains/(Losses), net of tax
	September 30, 2024	December 31, 2023
Net investment hedges
Cross currency swaps	$1	$21
FX forwards	29	29
Long-term debt	(7)	3
Total net investment hedges	$23	$53
Cash flow hedges
Interest rate contracts	$(43)	$(45)
Cross currency swaps	1	1
Total cash flow hedges	(42)	(44)
Total net gain in AOCL	$(19)	$9
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through July 2025.

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2024				December 31, 2023
Notional amount of currency pair(1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$567		£435		$513		£407
Contracts to sell USD for JPY		$29		¥4,000		$14		¥2,000
Contracts to sell USD for CAD		$52	C$	70		$147	C$	200
Contracts to sell USD for SGD		$69	S$	90		$50	S$	67
Contracts to sell USD for EUR		$—		€—		$60		€55
Contracts to sell USD for INR		$23	₹	1,900		$23	₹	1,900
Contracts to sell EUR for USD		€15		$17		€—		$—
Contracts to sell USD for AUD		$—	A$	—		$5	A$	8
Contracts to sell CAD for USD	C$	—		$—	C$	25		$19

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at September 30, 2024 and related gains in the three and nine months ended September 30, 2024 were not material. The notional amount of the total return swaps as of September 30, 2024 and December 31, 2023 was $65 million and $58 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
FX forwards	Other non-operating income, net	$39	$(25)	$21	$(10)
Total return swaps	Operating expense	$1	$(2)	$5	$(2)
Total return swaps	SG&A expense	$1	$(1)	$2	$(1)
The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2024	December 31, 2023
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$—	$3
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	17	13
Total assets		$17	$16
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$6	$—
Cross-currency swaps designated as net investment hedges	Other liabilities	207	183
Interest rate swaps designated as fair value hedges	Other liabilities	120	183
Total derivatives designated as accounting hedges		333	366
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,395	1,381
Total liabilities		$1,728	$1,747

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (1)	39	—	39	98	—	98	137	—	137
Foreign currency translation adjustments	54	—	54	1	—	1	55	—	55
Ending balance	$5,774	$(12)	$5,762	$386	$—	$386	$6,160	$(12)	$6,148

	Year Ended December 31, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (2)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	117	—	117	(3)	—	(3)	114	—	114
Ending balance	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
(1) The 2024 additions/adjustments primarily relate to certain immaterial acquisitions in 2024 (most notably GCR and Praedicat in the third quarter of 2024).
(2) The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023.

Acquired intangible assets and related amortization consisted of:

	September 30, 2024	December 31, 2023
Customer relationships	$2,109	$2,065
Accumulated amortization	(634)	(556)
Net customer relationships	1,475	1,509
Software/product technology	691	674
Accumulated amortization	(420)	(364)
Net software/product technology	271	310
Database	179	179
Accumulated amortization	(97)	(82)
Net database	82	97
Trade names	207	199
Accumulated amortization	(83)	(72)
Net trade names	124	127
Other (1)	66	52
Accumulated amortization	(48)	(46)
Net other	18	6
Total acquired intangible assets, net	$1,970	$2,049
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense	$51	$49	$148	$150

NOTE 9. RESTRUCTURING
On June 30, 2022, the chief executive officer of Moody’s approved the 2022 - 2023 Geolocation Restructuring Program. The Company estimates that the program will result in annualized savings of $145 million to $165 million per year. This program related to the Company's post-COVID-19 geolocation strategy and other strategic initiatives and included the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. Cumulative charges related to this program are shown in the table below. The savings generated from the 2022 - 2023 Geolocation Restructuring Program will strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program was substantially completed at the end of 2023. Cash outlays associated with this program, which primarily relate to personnel-related costs, are expected to be $145 million to $155 million, substantially all of which are expected to be paid by the end of 2024.
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

2022 - 2023 Geolocation Restructuring Program	Three months ended September 30,		Nine months ended September 30,		Cumulative expense incurred
	2024	2023	2024	2023
Employee Termination Costs	$6	$17	$13	$39	$149
Real Estate Related Costs	—	10	—	12	63
Other Costs	—	—	—	—	1
Total Restructuring	$6	$27	$13	$51	$213
The restructuring liability for the aforementioned plan was not material at September 30, 2024.

NOTE 10. FAIR VALUE
The tables below present information about items that are carried at fair value at September 30, 2024 and December 31, 2023:

	Fair Value Measurement as of September 30, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$17	$—	$17
Money market funds/mutual funds	122	122	—
Total	$139	$122	$17
Liabilities:
Derivatives (1)	$333	$—	$333
Total	$333	$—	$333

	Fair Value Measurement as of December 31, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$16	$—	$16
Money market funds/mutual funds	107	107	—
Total	$123	$107	$16
Liabilities:
Derivatives (1)	$366	$—	$366
Total	$366	$—	$366
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

NOTE 11. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2024	December 31, 2023
Other current assets:
Prepaid taxes	$73	$115
Prepaid expenses	168	133
Capitalized costs to obtain and fulfill sales contracts	118	116
Foreign exchange forwards on certain assets and liabilities	17	13
Interest receivable on interest rate and cross currency swaps	51	79
Other	43	33
Total other current assets	$470	$489

Other assets:
Investments in non-consolidated affiliates	$467	$521
Deposits for real-estate leases	16	16
Indemnification assets related to acquisitions	112	111
Mutual funds, certificates of deposit and money market deposit accounts/funds	113	100
Company owned life insurance (at contract value)	49	47
Capitalized costs to obtain sales contracts	202	196
Derivative instruments designated as accounting hedges	—	3
Pension and other retirement employee benefits	41	41
Other	86	103
Total other assets	$1,086	$1,138

Accounts payable and accrued liabilities:
Salaries and benefits	$130	$130
Incentive compensation	321	345
Customer credits, advanced payments and advanced billings	136	105
Dividends	17	7
Professional service fees	56	46
Interest accrued on debt	52	83
Accounts payable	50	23
Income taxes	156	108
Pension and other retirement employee benefits	15	15
Accrued royalties	18	24
Restructuring liability	12	35
Derivative instruments designated as accounting hedges	6	—
Interest payable on interest rate and cross currency swaps	52	67
Other	112	88
Total accounts payable and accrued liabilities	$1,133	$1,076

	September 30, 2024	December 31, 2023
Other liabilities:
Pension and other retirement employee benefits	$199	$190
Interest accrued on UTPs	45	36
MAKS indemnification provisions	19	19
Income tax liability - non-current portion	12	15
Derivative instruments designated as accounting hedges	327	366
Other	59	50
Total other liabilities	$661	$676
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	September 30, 2024	December 31, 2023
Equity method investments (1)	$131	$186
Investments measured using the measurement alternative (2)	327	327
Other	9	8
Total investments in non-consolidated affiliates	$467	$521
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FX (loss) gain (1)	$—	$2	$(7)	$(29)
Net periodic pension income - non-service and non-interest cost components	9	8	25	26
Income from investments in non-consolidated affiliates	8	9	10	12
Gain on previously held equity method investments (2)	7	—	7	—
Gain on investments	4	—	12	11
Other (3)	(3)	(1)	(2)	11
Total	$25	$18	$45	$31
(1) The amount for the nine months ended September 30, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year.
(2) The amounts for the three and nine months ended September 30, 2024 reflect non-cash gains relating to the step-acquisitions of Praedicat and GCR.
(3) The amount for the nine months ended September 30, 2023 includes a benefit of $9 million related to the favorable resolutions of various tax matters.
Charges related to asset abandonment:
During the nine months ended September 30, 2024, the Company recorded charges related to asset abandonment of $30 million. Costs of $15 million were recorded in the second quarter of 2024 related to severance incurred pursuant to a reduction in staff due to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings. Additionally, the Company has reduced the estimated useful lives of certain internally developed software and amortizable intangible assets that are associated with the sustainability content offerings for which production is being outsourced. During the third quarter of 2024, the Company incurred $15 million in incremental amortization expense related to the change in estimated useful lives of these assets and expects to incur an additional $15 million of incremental amortization expense in the fourth quarter of 2024.

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended September 30,
	2024					2023
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at June 30,	$(59)	$(43)	$(674)	$159	$(617)	$(48)	$(45)	$(577)	$100	$(570)
Other comprehensive income/(loss) before reclassifications	—	—	249	(136)	113	1	—	(176)	93	(82)
Amounts reclassified from AOCL	—	1	—	—	1	(1)	1	—	—	—
Other comprehensive income/(loss)	—	1	249	(136)	114	—	1	(176)	93	(82)
Balance at September 30,	$(59)	$(42)	$(425)	$23	$(503)	$(48)	$(44)	$(753)	$193	$(652)

	Nine Months Ended September 30,
	2024					2023
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(56)	$(44)	$(520)	$53	$(567)	$(47)	$(45)	$(736)	$185	$(643)
Other comprehensive (loss)/income before reclassifications	(2)	—	95	(30)	63	1	—	(17)	8	(8)
Amounts reclassified from AOCL	(1)	2	—	—	1	(2)	1	—	—	(1)
Other comprehensive (loss)/income	(3)	2	95	(30)	64	(1)	1	(17)	8	(9)
Balance at September 30,	$(59)	$(42)	$(425)	$23	$(503)	$(48)	$(44)	$(753)	$193	$(652)

NOTE 13. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(26)	$3	$(4)	$573
1.75% 2015 Senior Notes, due 2027	558	—	—	(1)	557
3.25% 2017 Senior Notes, due 2028	500	(14)	(2)	(1)	483
4.25% 2018 Senior Notes, due 2029	400	(25)	(1)	(1)	373
4.875% 2018 Senior Notes, due 2048	400	(29)	(6)	(3)	362
0.950% 2019 Senior Notes, due 2030	837	—	(2)	(3)	832
3.75% 2020 Senior Notes, due 2025	700	(6)	—	(1)	693
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(21)	(8)	(5)	466
4.25% 2022 Senior Notes, due 2032	500	(5)	(2)	(3)	490
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(5)	491
Total debt	$7,795	$(126)	$(53)	$(47)	$7,569
Current portion					(693)
Total long-term debt					$6,876

December 31, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(34)	$3	$(4)	$565
1.75% 2015 Senior Notes, due 2027	552	—	—	(1)	551
3.25% 2017 Senior Notes, due 2028	500	(26)	(2)	(2)	470
4.25% 2018 Senior Notes, due 2029	400	(34)	(2)	(2)	362
4.875% 2018 Senior Notes, due 2048	400	(36)	(6)	(3)	355
0.950% 2019 Senior Notes, due 2030	829	—	(2)	(4)	823
3.75% 2020 Senior Notes, due 2025	700	(16)	(1)	(1)	682
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(29)	(8)	(5)	458
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(4)	486
Total long-term debt	$7,281	$(183)	$(51)	$(46)	$7,001
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
At September 30, 2024, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2024, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2024 (After September 30,)	$—
2025	700
2026	—
2027	558
2028	500
Thereafter	6,037
Total	$7,795
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income	$28	$19	$73	$44
Expense on borrowings(1)	(79)	(75)	(227)	(220)
(Expense) income on UTPs and other tax related liabilities(2)	(3)	(4)	(12)	10
Net periodic pension costs - interest component	(6)	(6)	(19)	(19)
Interest expense, net	$(60)	$(66)	$(185)	$(185)
Interest paid(3)	$83	$87	$234	$230
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 7.
(2) The amount for the nine months ended September 30, 2023 includes a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters.
(3) Interest paid includes net settlements on interest rate swaps, which are more fully discussed in Note 7.

The fair value and carrying value of the Company’s debt as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$7,569	$7,066	$7,001	$6,402
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$23	$23	$66	$70
Sublease income	(1)	(1)	(5)	(5)
Variable lease cost	5	6	16	16
Total lease cost	$27	$28	$77	$81
The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$30	$90	$90
Right-of-use assets obtained in exchange for new operating lease liabilities	$15	$1	$20	$25

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term	4.0 years	4.6 years
Weighted-average discount rate applied to operating leases	3.2%	3.2%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2024:

Year Ending December 31,	Operating Leases
2024 (After September 30,)	$30
2025	113
2026	93
2027	75
2028	24
After 2028	41
Total lease payments (undiscounted)	376
Less: Interest	22
Present value of lease liabilities:	$354
Lease liabilities - current	$109
Lease liabilities - noncurrent	$245

NOTE 15. CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. On September 3, 2024, MIS settled charges by the SEC for failure to comply with record preservation requirements applicable to MIS. The settlement followed an investigation relating to certain business communications sent over electronic messaging channels that had not been approved by MIS. The SEC has settled similar charges with other NRSROs and other registrants subject to record preservation requirements. The terms of MIS's settlement included the payment of a $20 million civil monetary penalty. As previously disclosed in the Company's Form 10-Q's this year, the Company had accrued that amount in its consolidated financial statements in prior periods. Moody’s also is subject to ongoing tax audits as addressed in Note 4 to the consolidated financial statements.
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

	Three Months Ended September 30,
	2024				2023
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$831	$982	$—	$1,813	$776	$696	$—	$1,472
Intersegment revenue	3	48	(51)	—	3	47	(50)	—
Revenue	834	1,030	(51)	1,813	779	743	(50)	1,472
Operating, SG&A	581	416	(51)	946	517	348	(50)	815
Adjusted Operating Income	$253	$614	$—	$867	$262	$395	$—	$657
Add:
Depreciation and amortization	88	20	—	108	76	19	—	95
Restructuring	4	2	—	6	22	5	—	27
Charges related to asset abandonment	15	—	—	15	—	—	—	—
Operating Income				$738				$535

	Nine Months Ended September 30,
	2024				2023
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$2,432	$2,984	$—	$5,416	$2,260	$2,176	$—	$4,436
Intersegment revenue	10	144	(154)	—	10	138	(148)	—
Revenue	2,442	3,128	(154)	5,416	2,270	2,314	(148)	4,436
Operating, SG&A	1,721	1,174	(154)	2,741	1,584	1,034	(148)	2,470
Adjusted Operating Income	$721	$1,954	$—	$2,675	$686	$1,280	$—	$1,966
Add:
Depreciation and amortization	260	58	—	318	220	56	—	276
Restructuring	7	6	—	13	38	13	—	51
Charges related to asset abandonment	30	—	—	30	—	—	—	—
Operating Income				$2,314				$1,639
The table below shows cumulative restructuring expense incurred through September 30, 2024 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$115	$98	$213
The 2022 - 2023 Geolocation Restructuring Program is more fully discussed in Note 9.
Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$999	$762	$2,942	$2,300
Non-U.S.:
EMEA	546	465	1,654	1,404
Asia-Pacific	157	143	476	437
Americas	111	102	344	295
Total Non-U.S.	814	710	2,474	2,136
Total	$1,813	$1,472	$5,416	$4,436

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
THE COMPANY
In a world shaped by increasingly interconnected risks, Moody's data, insights, and innovative technologies help customers develop a holistic view of their world and unlock opportunities. With a rich history of experience in global markets and a diverse workforce of approximately 16,000 across more than 40 countries, Moody's gives customers the comprehensive perspective needed to act with confidence and thrive. Moody’s has two reportable segments: MA and MIS.

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
For more than 115 years, MIS has been a leading provider of credit ratings, research, and risk analysis helping businesses, governments, and other entities around the globe.

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
Sustainability
Moody’s manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities and stockholders. As part of this effort, Moody’s advances its commitment to sustainability by considering ESG factors in its operations, value chain, products and services. We use our specialized knowledge and assets to make a positive difference through technology tools, research and analytical services that help other organizations and the investor community better understand the links between sustainability considerations and the global markets. During 2024, Moody's received the following awards and recognition for its sustainability-related efforts:
•Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders for its sustainability-related efforts;
•Made CDP's 2023 Climate Change 'A' List, in recognition of Moody's leadership in corporate transparency and actions taken to mitigate climate change;
•Named to the 2023 Dow Jones Sustainability Indices (DJSI) - World and North America, an annual listing of publicly traded companies, recognizing Moody's for its strong corporate sustainability practices; and
•Recognized as a 2023 CDP Supplier Engagement leader for the fourth consecutive year, ranking among the top 4% companies assessed for supplier engagement on climate change.
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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2023, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures other than the update below relating to the Company's annual assessment of goodwill for impairment.
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
At July 31, 2024, the Company performed quantitative assessments for each of the four reporting units in accordance with the aforementioned policy. These quantitative assessments resulted in fair values that significantly exceeded carrying value for all reporting units. Accordingly, at the date of the filing of this quarterly report on Form 10-Q, the Company does not believe that any of its reporting units are at risk for impairment.
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

Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of July 31, 2024. As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.
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
–WACC - The WACC is the rate used to discount each reporting unit’s estimated future cash flows. The WACC is calculated based on the proportionate weighting of the cost of debt and equity. The cost of equity is based on a risk-free interest rate and an equity risk factor, which is derived from public companies similar to the reporting unit and which captures the perceived risks and uncertainties associated with the reporting unit’s cash flows. The cost of debt component is calculated as the weighted average cost associated with all of the Company’s outstanding borrowings as of the date of the impairment test and was immaterial to the computation of the WACC. The cost of debt and equity is weighted based on the debt to market capitalization ratio of publicly traded companies with similarities to the reporting unit being tested. The WACC for all reporting units ranged from 10.0% to 10.5% as of July 31, 2024. Differences in the WACC used between reporting units is primarily due to distinct risks and uncertainties regarding the cash flows of the different reporting units. A sensitivity analysis of the WACC was performed on all reporting units as of July 31, 2024 for each reporting unit. For all reporting units, an increase in the WACC of one percentage point would still result in fair values that significantly exceeded carrying values.
Reportable Segments
The Company is organized into two reportable segments as of September 30, 2024: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 16 to the consolidated financial statements.

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

Three months ended September 30, 2024 compared with three months ended September 30, 2023
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended September 30, 2024. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2024	2023	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,813	$1,472	23%		— reflects revenue growth in both segments
MA external revenue	$831	$776	7%
— sustained demand for KYC and insurance offerings;
— ongoing strong retention and new sales for ratings data feeds and company data applications; and
— continued demand for credit research product offerings

MIS external revenue	$982	$696	41%
reflects issuance growth across all LOBs resulting from:
— favorable market conditions for issuers, due to sustained tight credit spreads; and
— demand from investors, as yields remain high ahead of potential future interest rate cuts

Total operating and SG&A expenses	$946	$815	(16%)
— higher incentive and stock-based compensation aligned with actual/projected financial and operating performance; and
— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments

Depreciation and amortization	$108	$95	(14%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$6	$27	78%		— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 9 to the consolidated financial statements
Charges related to asset abandonment	$15	$—	NM
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements

Total non-operating (expense) income, net	$(35)	$(48)	27%
— an increase in interest income due to higher cash and short-term investment balances and higher interest rates; and
— gains recorded on previously held equity investments, more fully discussed in Note 11 to the consolidated financial statements

Operating margin	40.7%	36.3%	440	BPS	— operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly within MIS, outpacing an increase in operating and SG&A expenses
Adjusted Operating Margin(1)	47.8%	44.6%	320	BPS
ETR	24.0%	19.9%	(410	BPS)	— reflects adjustments resulting from the finalization of income tax returns, coupled with increased earnings from non-U.S. operations subject to higher income tax rates
Diluted EPS	$2.93	$2.11	39%		— increase reflects growth in operating income and Adjusted Operating Income(1) driven mainly by strong MIS revenue growth
Adjusted Diluted EPS(1)	$3.21	$2.43	32%

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
United States	$999	$762	31%
Non-U.S.:
EMEA	546	465	17%
Asia-Pacific	157	143	10%
Americas	111	102	9%
Total Non-U.S.	814	710	15%
Total	1,813	1,472	23%
Expenses:
Operating	512	412	(24%)
SG&A	434	403	(8%)
Depreciation and amortization	108	95	(14%)
Restructuring	6	27	78%
Charges related to asset abandonment	15	—	NM
Total	1,075	937	(15%)
Operating income	$738	$535	38%
Adjusted Operating Income(1)	$867	$657	32%
Interest expense, net	$(60)	$(66)	9%
Other non-operating income, net	25	18	39%
Non-operating (expense) income, net	$(35)	$(48)	27%

Net income attributable to Moody's	$534	$389	37%
Diluted weighted average shares outstanding	182.5	184.0	1%
Diluted EPS attributable to Moody's common shareholders	$2.93	$2.11	39%
Adjusted Diluted EPS(1)	$3.21	$2.43	32%
Operating margin	40.7%	36.3%
Adjusted Operating Margin(1)	47.8%	44.6%
ETR	24.0%	19.9%
The table below shows Moody’s global staffing by geographic area:

		September 30,		Change
		2024	2023(a)	%
MA	U.S.	2,971	3,049	(3%)
	Non-U.S.	5,182	4,829	7%
	Total	8,153	7,878	3%
MIS	U.S.	1,559	1,469	6%
	Non-U.S.	4,136	3,822	8%
	Total	5,695	5,291	8%
MSS	U.S.	689	729	(5%)
	Non-U.S.	1,239	1,145	8%
	Total	1,928	1,874	3%
Total MCO	U.S.	5,219	5,247	(1%)
	Non-U.S.	10,557	9,796	8%
	Total	15,776	15,043	5%
(a) Certain reclassifications and adjustments have been made to 2023 amounts to reflect certain departmental reorganizations and M&A integrations

GLOBAL REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

Global revenue ⇑ $341 million	U.S. Revenue ⇑ $237 million	Non-U.S. Revenue ⇑ $104 million
The increase in global revenue reflects growth in both segments, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Third Quarter Operating Expense ⇑ $100 million

Compensation expenses of $394 million increased $93 million, with the most notable drivers reflecting:	Non-compensation expenses of $118 million increased $7 million, with the most notable driver reflecting:
— higher incentive and stock-based compensation aligned with actual/projected financial and operating performance and headcount growth; and	— an increase in costs to support operating growth, including investments to support technology and innovation
— higher salaries and benefits that reflects hiring and salary increases to support continued growth in the business

Third Quarter SG&A Expense ⇑ $31 million

Compensation expenses of $274 million increased $23 million, with the most notable driver reflecting:	Non-compensation expenses of $160 million increased $8 million, with the most notable driver reflecting:
— higher incentive and stock-based compensation aligned with actual/projected financial and operating performance and headcount growth	— costs to support operating growth

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA SaaS solutions.

Restructuring
The amounts in both periods reflect charges and adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Operating margin 40.7%, ⇑ 440 BPS	Adjusted Operating Margin(1) 47.8%, ⇑ 320 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly in MIS, outpacing an increase in operating and SG&A expenses.

Interest Expense, net ⇓ $6 million	Other non-operating income ⇑ $7 million

The most notable driver of the decrease in expense is due to:	Increase in income is primarily due to:
— higher interest income of $9 million reflecting higher cash and short term investment balances and interest yields	— gains of $7 million recorded on previously held equity investments, more fully discussed in Note 11 to the consolidated financial statements

ETR ⇑ 410 BPS
The ETR was higher than the prior year reflecting adjustments resulting from the finalization of income tax returns, coupled with increased earnings from non-U.S. operations subject to higher income tax rates.

Diluted EPS ⇑ $0.82	Adjusted Diluted EPS(1) ⇑ $0.78
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Decision Solutions (DS)	$383	$354	8%
Research and Insights (R&I)	235	222	6%
Data and Information (D&I)	213	200	7%
Total external revenue	831	776	7%
Intersegment revenue	3	3	—%
Total MA revenue	834	779	7%
Expenses:
Operating and SG&A (external)	533	470	(13%)
Operating and SG&A (intersegment)	48	47	(2%)
Total operating and SG&A	581	517	(12%)
Adjusted Operating Income	$253	$262	(3%)
Adjusted Operating Margin	30.3%	33.6%

Depreciation and amortization	88	76	(16%)
Restructuring	4	22	82%
Charges related to asset abandonment	15	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $55 million	U.S. Revenue ⇑ $12 million	Non-U.S. Revenue ⇑ $43 million
The 7% increase in global MA revenue reflects growth both in the U.S. (4%) and internationally (10%).
–ARR(2) increased 9% reflecting growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $29 million	U.S. Revenue ⇑ $3 million	Non-U.S. Revenue ⇑ $26 million
Global DS revenue for the three months ended September 30, 2024 and 2023 was comprised as follows:
Global DS revenue grew 8% compared to the third quarter of 2023 and reflects increases in the U.S. (2%) and internationally (12%).
The most notable drivers of the growth are as follows:
–strong demand for an expanding suite of KYC solutions, reflecting increased customer and supplier risk data usage, which drove revenue and ARR(2) growth of 19% and 14%, respectively;
–Insurance revenue and ARR(2) grew 7% and 13%, respectively.
–recurring revenue growth of 11% in Insurance was attributable to strong demand resulting in new sales for subscription-based catastrophe and actuarial models.
–Banking revenue and ARR(2) grew 3% and 10%, respectively.
–recurring revenue growth of 10% within banking was supported by strong customer retention coupled with expansion of existing customer relationships to subscription-based banking offerings, which enable customers' lending, risk management and finance workflows;
–the aforementioned recurring revenue growth for Insurance and Banking was partially offset by a decline in transaction revenue of 50% and 17%, respectively, reflecting MA's continued strategic shift to subscription-based solutions.
The aforementioned factors contributed to overall ARR(2) growth for DS of 12%.

RESEARCH AND INSIGHTS REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $13 million	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇑ $9 million
Global R&I revenue increased 6% compared to the third quarter of 2023 and reflects growth in both the U.S. (3%) and internationally (9%). This increase was driven by sales growth from credit and economic research product offerings, which contributed to R&I ARR(2) growth of 6%.

DATA AND INFORMATION REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $13 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $8 million
Global D&I revenue increased 7% compared to the third quarter of 2023 and reflects growth in both the U.S. (7%) and internationally (6%), mainly driven by continued strong demand for company data applications and ratings data feeds, which contributed to ARR(2) growth of 8%.

MA: Third Quarter Operating and SG&A Expense ⇑ $63 million

Compensation expenses of $350 million increased $46 million, with the most notable drivers reflecting:	Non-compensation expenses of $183 million increased $17 million:
— growth in salaries and benefits reflecting higher headcount and annual salary increases to support business growth; and	— the increase is mostly attributable to costs to support operating growth, including investments to support technology, innovation and product development
— an increase in incentive compensation driven by higher headcount coupled with higher stock-based compensation aligned with actual/projected financial and operating performance

MA: Adjusted Operating Margin 30.3% ⇓ 330 BPS
Adjusted Operating Margin contraction for MA is due to operating and SG&A expense growth of 13% outpacing the 7% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The amounts in both periods reflect charges and adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Corporate finance (CFG)	$515	$346	49%
Structured finance (SFG)	135	102	32%
Financial institutions (FIG)	170	126	35%
Public, project and infrastructure finance (PPIF)	154	115	34%
Total ratings revenue	974	689	41%
MIS Other	8	7	14%
Total external revenue	982	696	41%
Intersegment revenue	48	47	2%
Total MIS revenue	1,030	743	39%
Expenses:
Operating and SG&A (external)	413	345	(20%)
Operating and SG&A (intersegment)	3	3	—%
Total operating and SG&A	416	348	(20%)
Adjusted Operating Income	$614	$395	55%
Adjusted Operating Margin	59.6%	53.2%

Depreciation and amortization	20	19	(5%)
Restructuring	2	5	60%
The following chart presents changes in rated issuance volumes compared to the third quarter of 2023. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $286 million	U.S. Revenue ⇑ $225 million	Non-U.S. Revenue ⇑ $61 million
The increase in global MIS revenue reflects strong growth across all ratings LOBs.

CFG REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $169 million	U.S. Revenue ⇑ $122 million	Non-U.S. Revenue ⇑ $47 million

Global CFG revenue for the three months ended September 30, 2024 and 2023 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 49% reflects growth in both the U.S. (50%) and internationally (45%).
Transaction revenue increased $166 million compared to the same period in the prior year, with continued momentum in investment-grade and leveraged finance (which includes bank loans and speculative-grade bonds). The growth in these sectors resulted from:
–refinancing activity and new mandates resulting from continued tight corporate credit spreads;
–strong investor demand to capture yields ahead of further potential interest rate cuts; and
–bank loan issuance to fund M&A transactions.

SFG REVENUE

Three months ended September 30,
2024---------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $33 million	U.S. Revenue ⇑ $33 million	Non-U.S. Revenue was in line with prior year

Global SFG revenue for the three months ended September 30, 2024 and 2023 was comprised as follows:
The increase in SFG revenue of 32% reflects growth in the U.S. (51%).
Transaction revenue increased $29 million compared to the third quarter of 2023, mainly attributable to strong issuance activity in U.S. CLOs and CMBS, supported by tighter spreads and strong investor demand.

FIG REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $44 million	U.S. Revenue ⇑ $38 million	Non-U.S. Revenue ⇑ $6 million
Global FIG revenue for the three months ended September 30, 2024 and 2023 was comprised as follows:

The increase in FIG revenue of 35% reflects growth in both the U.S. (73%) and internationally (8%).
Transaction revenue increased $40 million compared to the third quarter of 2023, mainly due to growth in the insurance and banking sectors, which was primarily attributable to a favorable issuance mix from infrequent issuer activity as well as higher overall rated issuance volumes.

PPIF REVENUE

Three months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $39 million	U.S. Revenue ⇑ $31 million	Non-U.S. Revenue ⇑ 8 million
Global PPIF revenue for the three months ended September 30, 2024 and 2023 was comprised as follows:

The increase in PPIF revenue of 34% reflects growth in both the U.S. (45%) and internationally (17%).
Transaction revenue increased $39 million compared to the third quarter of 2023 primarily due to:
–increased investment-grade infrastructure finance activity in the U.S. and EMEA; and
–growth in issuance from U.S. Public Finance issuers, reflecting new deals in the state and local government sectors.

MIS: Third Quarter Operating and SG&A Expense ⇑ $68 million

Compensation expenses of $318 million increased $70 million, with the most notable drivers of the growth reflecting:	Non-compensation expenses of $95 million decreased $2 million:
— an increase in incentive and stock-based compensation driven by actual/projected financial and operating performance and higher headcount; and	— non-compensation expenses were generally in line compared to the prior year
— growth in salaries and benefits reflecting higher headcount and annual salary increases

MIS: Adjusted Operating Margin 59.6% ⇑ 640 BPS
The MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 41% increase in revenue.

Restructuring
The amounts in both periods reflect charges and adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023
Executive Summary
The following table provides an executive summary of key operating results for the nine months ended September 30, 2024. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2024	2023	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$5,416	$4,436	22%	— reflects revenue growth in both segments
MA external revenue	$2,432	$2,260	8%
— sustained demand for KYC, insurance offerings and SaaS-based banking solutions;
— ongoing strong retention for ratings data feeds and company data applications; and
— continued demand for credit and economic research product offerings

MIS external revenue	$2,984	$2,176	37%
reflects issuance growth across all LOBs resulting from:
— favorable market conditions for issuers, due to sustained tight credit spreads and opportunistic issuance ahead of expected interest rate reductions and potential volatility later in the year; and
— demand from investors, as yields remain high ahead of potential future interest rate cuts

Total operating and SG&A expenses	$2,741	$2,470	(11%)
— higher incentive and stock-based compensation aligned with actual/projected financial and operating performance; and
— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments

Depreciation and amortization	$318	$276	(15%)	— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$13	$51	75%	— relates to the Company's 2022 - 2023 Geolocation Restructuring Program, more fully discussed in Note 9 to the consolidated financial statements
Charges related to asset abandonment	$30	$—	NM
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements

Total non-operating (expense) income, net	$(140)	$(154)	9%
— a net decrease of $22 million in foreign exchange losses recorded during the year mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023; and
— an increase in interest income of $29 million due to higher cash and short-term investment balances and higher interest rates;
partially offset by:
— an increase in tax-related interest expense of $22 million mainly due to the favorable resolution of tax matters in the prior year

Operating margin	42.7%	36.9%	580 BPS	— operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly in MIS, outpacing operating and SG&A expense growth
Adjusted Operating Margin(1)	49.4%	44.3%	510 BPS
ETR	23.5%	14.6%	(890 BPS)	— higher ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$9.09	$6.88	32%
— increase reflects growth in operating income/Adjusted Operating Income(1) driven mainly by increases in MIS revenue, partially offset by:
— a $0.75 per share benefit in the prior year resulting from the resolutions of tax matters in the first quarter of 2023

Adjusted Diluted EPS(1)	$9.85	$7.71	28%

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
United States	$2,942	$2,300	28%
Non-U.S.:
EMEA	1,654	1,404	18%
Asia-Pacific	476	437	9%
Americas	344	295	17%
Total Non-U.S.	2,474	2,136	16%
Total	5,416	4,436	22%
Expenses:
Operating	1,448	1,266	(14%)
SG&A	1,293	1,204	(7%)
Depreciation and amortization	318	276	(15%)
Restructuring	13	51	75%
Charges related to asset abandonment	30	—	NM
Total	3,102	2,797	(11%)
Operating income	2,314	1,639	41%
Adjusted Operating Income (1)	2,675	1,966	36%
Interest expense, net	(185)	(185)	—%
Other non-operating income, net	45	31	45%
Non-operating (expense) income, net	(140)	(154)	9%

Net income attributable to Moody’s	$1,663	$1,267	31%
Diluted weighted average shares outstanding	183.0	184.1	1%
Diluted EPS attributable to Moody’s common shareholders	$9.09	$6.88	32%
Adjusted Diluted EPS (1)	$9.85	$7.71	28%
Operating margin	42.7%	36.9%
Adjusted Operating Margin (1)	49.4%	44.3%
Effective tax rate	23.5%	14.6%
GLOBAL REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

Global revenue ⇑ $980 million	U.S. Revenue ⇑ $642 million	Non-U.S. Revenue ⇑ $338 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $182 million

Compensation expenses of $1,086 million increased $166 million, with the most notable drivers reflecting:	Non-compensation expenses of $362 million increased $16 million, with the most notable driver reflecting:
— higher salaries and benefits reflecting hiring and salary increases to support continued growth in the business; and	— costs to support operating growth, including investments to support technology, innovation and product development
— higher incentive and stock-based compensation aligned with actual/projected financial and operating performance and headcount growth

YTD SG&A Expense ⇑ $89 million

Compensation expenses of $804 million increased $51 million, with the most notable drivers reflecting:	Non-compensation expenses of $489 million increased $38 million, with the most notable drivers reflecting:
— higher incentive and stock-based compensation aligned with headcount growth and actual/projected financial and operating performance; and	— a charge in 2024 relating to a regulatory investigation, which is more fully discussed in Note 15 to the consolidated financial statements; and
— higher salaries and benefits reflecting an increase in headcount and annual salary increases	— increases in costs to support operating growth

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The amounts in both periods reflect charges and adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Operating margin 42.7%, ⇑ 580 BPS	Adjusted Operating Margin(1) 49.4%, ⇑ 510 BPS
Increases in both Operating margin and Adjusted Operating Margin(1) is due to strong revenue growth, particularly within MIS, partially offset by an increase in operating and SG&A expenses.

Interest Expense, net in line with prior year	Other non-operating income ⇑ $14 million

Interest expense was in line with prior year with the following offsetting factors:	Increase in income is primarily due to:
— higher interest income of $29 million reflecting higher cash and short-term investment balances and interest yields; offset by	— a $22 million net decrease in foreign currency losses mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023; and
— an increase of $22 million in tax-related interest mainly reflecting the favorable resolution of tax matters in the prior year
— gains of $7 million recorded on previously held equity investments, more fully discussed in Note 11 to the consolidated financial statements; partially offset by
— a benefit of $9 million in the prior year related to the favorable resolution of various tax matters

ETR ⇑ 890 BPS
The increase in the ETR primarily reflects $113 million in tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions.

Diluted EPS ⇑ $2.21	Adjusted Diluted EPS(1) ⇑ $2.14
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above. This was partially offset by a $0.75 per share benefit in the prior year related to the resolution of tax matters in the first quarter of 2023.

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Decision Solutions (DS)	$1,114	$1,022	9%
Research and Insights (R&I)	683	654	4%
Data and Information (D&I)	635	584	9%
Total external revenue	2,432	2,260	8%
Intersegment revenue	10	10	—%
Total MA Revenue	2,442	2,270	8%
Expenses:
Operating and SG&A (external)	1,577	1,446	(9%)
Operating and SG&A (intersegment)	144	138	(4%)
Total operating and SG&A expense	1,721	1,584	(9%)
Adjusted Operating Income	$721	$686	5%
Adjusted Operating Margin	29.5%	30.2%

Depreciation and amortization	260	220	(18%)
Restructuring	7	38	82%
Charges related to asset abandonment	30	—	NM
MOODY'S ANALYTICS REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $172 million	U.S. Revenue ⇑ $50 million	Non-U.S. Revenue ⇑ $122 million
The 8% increase in global MA revenue reflects growth both in the U.S. (5%) and internationally (9%) across all LOBs.
–ARR(2) grew 9% reflecting increases across all LOBs.
.

DECISION SOLUTIONS REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $92 million	U.S. Revenue ⇑ $14 million	Non-U.S. Revenue ⇑ $78 million
Global DS revenue for the nine months ended September 30, 2024 and 2023 was comprised as follows:
Global DS revenue grew 9% compared to the first nine months of 2023 and reflects increases in both the U.S. (3%) and internationally (13%).
The most notable drivers of the growth are as follows:
–strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage, which drove both revenue and ARR(2) growth of 18% and 14%, respectively;
–Insurance revenue and ARR(2) grew 9% and 13%, respectively.
–recurring revenue growth of 12% in Insurance was attributable to improved customer retention and strong demand resulting in new sales for subscription-based revenue for catastrophe and actuarial modeling tools.
–Banking revenue and ARR(2) grew 4% and 10%, respectively.
–recurring revenue growth of 9% within Banking supported by strong customer retention coupled with expansion of existing customer relationships to subscription-based banking offerings, which enable customers' lending, risk management and finance workflows;
–the aforementioned recurring revenue growth for Insurance and Banking was partially offset by a decline in transaction revenue of 36% and 12%, respectively, reflecting MA's continued strategic shift to subscription-based solutions.
The aforementioned factors also contributed to overall ARR(2) growth for DS of 12%.

RESEARCH AND INSIGHTS REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $29 million	U.S. Revenue ⇑ $13 million	Non-U.S. Revenue ⇑ $16 million
Global R&I revenue increased 4% compared to the first nine months of 2023 and reflects growth in both the U.S. (4%) and internationally (5%). This increase was attributable to sales growth for credit and economic research product offerings, which contributed to ARR(2) growth of 6%.
DATA AND INFORMATION REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $51 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $28 million
Global D&I revenue increased 9% compared to the first nine months of 2023 and reflects growth in both the U.S. (11%) and internationally (7%), mainly driven by continued strong demand for company data applications and ratings data feeds, which contributed to ARR(2) growth of 8% for D&I.

MA: YTD Operating and SG&A Expense ⇑ $131 million

Compensation expenses of $1,023 million increased $102 million:	Non-compensation expenses of $554 million increased $29 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases to support business growth; and	— the modest increase is mostly attributable to costs to support operating growth, including investments to support technology, innovation and product development
— the increase in incentive and stock-based compensation is driven by higher headcount and actual/projected financial and operating performance

MA: Adjusted Operating Margin 29.5% ⇓ 70 BPS
The modest decline in Adjusted Operating Margin is primarily due to operating and SG&A expense growth of 9% slightly outpacing the 8% increase in global MA revenue.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The amounts in both periods reflect charges and adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 11 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Corporate finance (CFG)	$1,569	$1,067	47%
Structured finance (SFG)	380	303	25%
Financial institutions (FIG)	560	413	36%
Public, project and infrastructure finance (PPIF)	449	371	21%
Total ratings revenue	2,958	2,154	37%
MIS Other	26	22	18%
Total external revenue	2,984	2,176	37%
Intersegment royalty	144	138	4%
Total	3,128	2,314	35%
Expenses:
Operating and SG&A (external)	1,164	1,024	(14%)
Operating and SG&A (intersegment)	10	10	—%
Total operating and SG&A expense	1,174	1,034	(14%)
Adjusted Operating Income	$1,954	$1,280	53%
Adjusted Operating Margin	62.5%	55.3%

Depreciation and amortization	58	56	(4%)
Restructuring	6	13	54%
The following chart presents changes in rated issuance volumes compared to the first nine months of 2023. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $808 million	U.S. Revenue ⇑ $592 million	Non-U.S. Revenue ⇑ $216 million
The increase in global MIS revenue reflects strong growth across all LOBs.
CFG REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $502 million	U.S. Revenue ⇑ 351 million	Non-U.S. Revenue ⇑ $151 million
Global CFG revenue for the nine months ended September 30, 2024 and 2023 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 47% reflects growth in both the U.S (48%) and internationally (44%).
Transaction revenue increased $487 million compared to the same period in the prior year, with continued momentum in leveraged finance (which includes bank loans and speculative-grade bonds) and investment-grade. The growth in these sectors resulted from:
–bank loan issuance to fund M&A transactions;
–refinancing activity and new mandates resulting from continued tight corporate credit spreads; and
–strong investor demand to capture yields ahead of further potential interest rate cuts.

SFG REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $77 million	U.S. Revenue ⇑ $80 million	Non-U.S. Revenue ⇓ $3 million
Global SFG revenue for the nine months ended September 30, 2024 and 2023 was comprised as follows:

The increase in SFG revenue of 25% reflects growth in the U.S. (43%), partially offset by modest declines in international revenue (3%).
Transaction revenue increased $71 million compared to the first nine months of 2023, mainly attributable to:
–higher CLO issuance, with new deals supported by increased bank loan activity, coupled with refinancing activity; and
–increased issuance activity from the CMBS and ABS asset classes, reflecting tightening credit spreads and strong investor demand, including from first time issuers.

FIG REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $147 million	U.S. Revenue ⇑ $104 million	Non-U.S. Revenue ⇑ $43 million
Global FIG revenue for the nine months ended September 30, 2024 and 2023 was comprised as follows:
The increase in FIG revenue of 36% reflects growth in both the U.S. (55%) and internationally (19%).
Transaction revenue increased $134 million compared to the same period in the prior year, primarily driven by growth in the insurance and banking sectors, which was mainly attributable to a favorable issuance mix from infrequent issuer activity.

PPIF REVENUE

Nine months ended September 30,
2024-----------------------------------------------------------------------------------2023
______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $78 million	U.S. Revenue ⇑ $56 million	Non-U.S. Revenue ⇑ $22 million
Global PPIF revenue for the nine months ended September 30, 2024 and 2023 was comprised as follows:

The 21% increase in PPIF revenue reflects increases in both the U.S. (25%) and internationally (15%).
Transaction revenue increased $75 million compared to the same period in the prior year, primarily due to:
–higher issuance from U.S. Public Finance issuers, reflecting increased activity in the state and local government, healthcare and higher education sectors;
–increased U.S. and international investment-grade infrastructure finance activity; and
–higher U.S. Project Finance activity supported by continued market improvement.

MIS: YTD Operating and SG&A Expense ⇑ $140 million

Compensation expenses of $867 million increased $115 million with the most notable drivers of the growth reflecting:	Non-compensation expenses of $297 million increased $25 million with the most notable drivers of the growth reflecting:
— an increase in incentive and stock-based compensation driven by higher headcount and actual/projected financial and operating performance; and	— a charge relating to a regulatory investigation, which is more fully discussed in Note 15 to the consolidated financial statements; and
— growth in salaries and benefits reflecting higher headcount and annual salary increases	— an increase in costs to support operating growth, including investments to support technology and innovation

Adjusted Operating Margin of 62.5% ⇑ 720 BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 37% increase in revenue, partially offset by growth of 14% in operating and SG&A expenses.

Restructuring Charges
The amounts in both periods reflect charges and adjustments related to the Company's 2022 - 2023 Geolocation Restructuring Program as more fully discussed in Note 9 to the consolidated financial statements.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2024	2023
Net cash provided by operating activities	$2,164	$1,674	$490
Net cash used in investing activities	$(875)	$(193)	$(682)
Net cash used in financing activities	$(812)	$(1,231)	$419
Free Cash Flow (1)	$1,921	$1,476	$445
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities in the nine months ended September 30, 2024 increased by $490 million compared to the same period in 2023, with the most notable drivers reflecting:
–growth in operating income of $675 million;
partially offset by:
–$178 million in higher income tax payments in the current year.
Net cash used in investing activities
The $682 million increase in cash used in investing activities in the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to:
–higher net purchases of investments in 2024 of $528 million;
–higher cash paid for acquisitions, net of cash acquired, of $107 million primarily due to the acquisitions of GCR and Praedicat in the third quarter of 2024, coupled with certain immaterial acquisitions completed in the first quarter of 2024; and
–higher cash paid for capital additions of $45 million compared to the prior year reflecting both costs to support investments in company-wide technology infrastructure coupled with costs related to the development of SaaS-based solutions in MA.
Net cash used in financing activities
The $419 million decrease in cash used in financing activities in the nine months ended September 30, 2024 compared to the same period in the prior year was primarily attributed to:
–a $500 million repayment of notes payable in 2023; and
–a $496 million issuance of notes in the third quarter of 2024;
partially offset by:
– higher cash paid for treasury share repurchases in 2024 of $534 million compared to the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $3.2 billion at September 30, 2024 included approximately $2.1 billion located outside of the U.S. Approximately 31% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At September 30, 2024, Moody’s had $7.6 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2024 is as follows:

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
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of September 30, 2024, these purchase obligations totaled $683 million, of which approximately 40% is expected to be paid in the next twelve months and another approximate 45% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $376 million at September 30, 2024, primarily related to real estate leases, of which $118 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 14 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at September 30, 2024, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On October 21, 2024, the Board approved the declaration of a quarterly dividend of $0.85 per share for Moody’s common stock, payable December 13, 2024 to shareholders of record at the close of business on November 22, 2024. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 5, 2024, the Board approved $1 billion in share repurchase authority. At September 30, 2024, the Company had approximately $547 million of remaining authority under this authorization. On October 15, 2024, the Board authorized an additional $1.5 billion in share repurchase authority. There is no established expiration date for the remaining authorizations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income	$738	$535	$2,314	$1,639
Adjustments:
Depreciation and amortization	108	95	318	276
Restructuring	6	27	13	51
Charges related to asset abandonment	15	—	30	—
Adjusted Operating Income	$867	$657	$2,675	$1,966
Operating margin	40.7%	36.3%	42.7%	36.9%
Adjusted Operating Margin	47.8%	44.6%	49.4%	44.3%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody’s operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) charges related to asset abandonment; and iv) gains on previously held equity method investments.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments, charges related to asset abandonment, and gains on previously held equity method investments are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2024		2023		2024		2023
Net Income attributable to Moody's common shareholders		$534		$389		$1,663		$1,267
Pre-tax Acquisition-Related Intangible Amortization Expenses	$51		$49		$148		$150
Tax on Acquisition-Related Intangible Amortization Expenses	(12)		(12)		(36)		(36)
Net Acquisition-Related Intangible Amortization Expenses		39		37		112		114
Pre-tax restructuring	$6		$27		$13		$51
Tax on restructuring	(1)		(6)		(3)		(12)
Net restructuring		5		21		10		39
Pre-tax charges related to asset abandonment	$15		$—		$30		$—
Tax on charges related to asset abandonment	(3)		—		(7)		—
Net charges related to asset abandonment		12		—		23		—
Pre-tax gain on previously held equity method investments	$(7)		$—		$(7)		$—
Tax on gain on previously held equity method investments	2		—		2		—
Net gain on previously held equity method investments		(5)		—		(5)		—
Adjusted Net Income		$585		$447		$1,803		$1,420

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Diluted earnings per share attributable to Moody's common shareholders		$2.93		$2.11		$9.09		$6.88
Pre-tax Acquisition-Related Intangible Amortization Expenses	$0.28		$0.27		$0.81		$0.81
Tax on Acquisition-Related Intangible Amortization Expenses	(0.07)		(0.06)		(0.20)		(0.19)
Net Acquisition-Related Intangible Amortization Expenses		0.21		0.21		0.61		0.62
Pre-tax restructuring	$0.03		$0.15		$0.07		$0.28
Tax on restructuring	—		(0.04)		(0.02)		(0.07)
Net restructuring		0.03		0.11		0.05		0.21
Pre-tax charges related to asset abandonment	$0.08		$—		$0.16		$—
Tax on charges related to asset abandonment	(0.01)		—		(0.03)		—
Net charges related to asset abandonment		0.07		—		0.13		—
Pre-tax gain on previously held equity method investments	$(0.04)		$—		$(0.04)		$—
Tax on gain on previously held equity method investments	0.01		—		0.01		—
Net gain on previously held equity method investments		(0.03)		—		(0.03)		—
Adjusted Diluted EPS		$3.21		$2.43		$9.85		$7.71

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

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$2,164	$1,674
Capital additions	(243)	(198)
Free Cash Flow	$1,921	$1,476
Net cash used in investing activities	$(875)	$(193)
Net cash used in financing activities	$(812)	$(1,231)

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
The Company calculates ARR by taking the total recurring contract value for each active renewable contract as of the reporting date, divided by the number of days in the contract and multiplied by 365 days to create an annualized value. The Company defines renewable contracts as subscriptions, term licenses, maintenance and renewable services. ARR excludes transaction sales including one-time training, services and perpetual licenses. In order to compare period-over-period ARR excluding the effects of foreign currency translation, the Company bases the calculation on currency rates utilized in its current year operating budget and holds these FX rates constant for the duration of all current and prior periods being reported. Additionally, ARR excludes contracts related to acquisitions to provide additional perspective in assessing growth excluding the impacts from certain acquisition activity.
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with GAAP.

Amounts in millions	September 30, 2024	September 30, 2023	Change	Growth
MA ARR
Decision Solutions
Banking	$439	$400	$39	10%
Insurance	579	514	65	13%
KYC	360	316	44	14%
Total Decision Solutions	$1,378	$1,230	$148	12%
Research and Insights	910	860	50	6%
Data and Information	859	796	63	8%
Total MA ARR	$3,147	$2,886	$261	9%

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 39 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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
•the global impacts of the Russia-Ukraine military conflict and the military conflict in the Middle East on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide, on global relations and on the Company's own operations and personnel;
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
•the impact of mergers, acquisitions, or other business combinations and the ability of Moody’s to successfully integrate acquired businesses;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the Company's market risk during the nine months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2023.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2024.
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
For the three months ended September 30, 2024

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	254,701	$441.26	249,457	$865	million
August 1- 31	354,722	$466.79	354,650	$699	million
September 1- 30	316,635	$481.08	315,988	$547	million
Total	926,058	$464.77	920,095
(1) Includes surrender to the Company of 5,244; 72; and 647 shares of common stock in July, August, and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 5, 2024, the Board of Directors authorized $1 billion in share repurchase authority. At September 30, 2024 there was approximately $547 million of share repurchase authority remaining under this authorization. On October 15, 2024, the Board authorized an additional $1.5 billion in share repurchase authority. There is no established expiration date for the remaining authorizations.
During the third quarter of 2024, Moody’s issued a net 100,000 shares under employee stock-based compensation plans.

Item 5. Other Information
Rule 10b5-1 Plans
On July 30, 2024, Robert Fauber, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan relates to the sale of up to 17,191 shares of Moody’s Corporation common stock between November 1, 2024 and October 27, 2025. The shares include: i) shares which will be acquired upon the exercise of employee stock options; and ii) vested restricted stock units.

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

4	Instruments Defining the Rights of Security Holders, Including Indentures

.1
Eighteenth Supplemental Indenture, dated as of August 5, 2024, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 5.000% Senior Note due 2034 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-4037, filed August 5, 2024)

10	Material Contracts

.1*	Moody’s Corporation Career Transition Plan (Amended and Restated as of October 1, 2024)

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: October 23, 2024