Form 10-K
period 2024-12-31
MOODYS CORP /DE/
filed 2025-02-14
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2024 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $77 billion.
As of January 31, 2025, 180.0 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 15, 2025, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
*

Auditor Name:	KPMG LLP	Auditor Location:	New York, NY	Auditor Firm ID:	185
MOODY'S 2024 10-K 1

MOODY’S CORPORATION
2     MOODY'S 2024 10-K

MOODY'S 2024 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Intangible Amortization Expense	Amortization expense relating to definite-lived intangible assets acquired by the Company from all business combination transactions

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

AI	Artificial Intelligence

Americas	Represents countries within North and South America, excluding the U.S.

AOCI(L)	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

ARR
Annualized Recurring Revenue; a supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time, excluding the impact of FX and contracts related to acquisitions

ASC	The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009 except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

Asia-Pacific	Represents Australia and countries in Asia including but not limited to: China, India, Indonesia, Japan, Republic of South Korea, Malaysia, Singapore, Sri Lanka and Thailand

ASU	The FASB Accounting Standards Update to the ASC. Provides background information for accounting guidance and the bases for conclusions on the changes in the ASC. ASUs are not considered authoritative until codified into the ASC

AUD	Australian dollar

BES	Business Engagement Survey; A Moody's employee survey that focuses on purpose, leadership, manager effectiveness, well-being, connection and empowerment

BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools; the Company acquired a minority investment in BitSight in 2021

Board	The board of directors of the Company

BPS	Basis points

BRG	Business Resource Group

CAO	Chief Administrative Officer

CAD	Canadian dollar

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

CDP	An international nonprofit organization that helps companies, cities, states and regions to manage their environmental impact through a global disclosure system

CEO	Chief Executive Officer

CFG	Corporate finance group; an LOB of MIS
4     MOODY'S 2024 10-K

TERM	DEFINITION

CISO	Chief Information Security Officer

CLO	Collateralized loan obligation

CMBS	Commercial mortgage-backed securities; an asset class within SFG

CODM	Chief Operating Decision Maker; identified as the Company's CEO

COLI	Corporate-Owned Life Insurance

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Compensation expense	Compensation expenses include salaries, benefits, incentive and stock based compensation and other related expenses for employees. These expenses are charged to income as incurred.

Competition and Markets Authority	Government department in the U.K. responsible for strengthening business competition and preventing and reducing anti-competitive activities

COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

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

Decision Solutions (DS)
LOB within MA that provides subscription-based solutions supporting banking, insurance, and KYC workflows. This LOB utilizes components from the Data & Information and Research & Insights LOBs to provide risk assessment solutions

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DORA	The European Union Digital Operational Resilience Act

EBITDA	Earnings before interest, taxes, depreciation and amortization

EMEA	Represents countries within Europe, the Middle East and Africa

EPS	Earnings per share

ESG	Environmental, Social and Governance

ESMA	European Securities and Markets Authority

ESTR	Euro Short-Term Rate

ESPP	Employee stock purchase plan

ETR	Effective tax rate

EU	European Union

MOODY'S 2024 10-K     5

TERM	DEFINITION

EU AI Act	A European regulation adopted in 2024 to introduce a common regulatory and legal framework for artificial intelligence

EUR	Euros

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority; supervises Credit Rating Agencies in the U.K. in order to ensure credit ratings are independent, objective and of adequate quality

FIG	Financial institutions group; an LOB of MIS

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTC	Federal Trade Commission

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

GCR (Global Credit Rating Company Limited and subsidiaries)
A domestic credit rating agency with operations spanning Africa; the Company acquired a controlling financial interest in GCR in July 2024; the Company previously accounted for GCR as an equity method investment

GDP	Gross domestic product

GDPR
General Data Protection Regulation; a European regulation implemented in 2018 to enhance EU citizens' control over the personal data that companies can legally hold. GDPR was simultaneously implemented in the U.K., with slight modification to the EU's regulation in 2021 following the withdrawal of the U.K. from the EU

Gen AI	Generative Artificial Intelligence

GLoBE	Global Anti-Base Erosion, also known as "Pillar II"; tax model issued by the OECD in 2023

HM Treasury	His Majesty's Treasury; the department of the Government of the United Kingdom responsible for developing and executing the government's public finance policy and economic policy

ICRA	ICRA Limited; a provider of credit ratings and research in India.

Incident Response Plan	The Company's Information Security Incident Response Plan

INR	Indian rupee

IRS	Internal Revenue Service

ISO 27001	An international standard to manage information security

JPY	Japanese yen

kompany	360kompany AG; a platform for business verification and Know Your Customer (KYC) technology solutions acquired by the Company in February 2022

KMV	KMV LLC and KMV Corporation (“KMV”); a provider of market-based quantitative services for banks and investors in credit-sensitive assets acquired by Moody's in April 2002

KYC	Know-your-customer

6     MOODY'S 2024 10-K

TERM	DEFINITION

LLM	Large language model used in the context of Gen AI

LOB	Line of business

MA	Moody’s Analytics - a reportable segment of MCO; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information

ML	Machine Learning

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

Non-compensation expense
Non-compensation expenses include costs incurred that are not related to employee compensation. This includes, but is not limited to, consulting and professional service fees, hosting expenses, rent, and marketing expenses. These expenses are charged to income as incurred.

Non-GAAP	A financial measure not in accordance with GAAP; these measures, when read in conjunction with the Company’s reported results, can provide useful supplemental information for investors analyzing period-to-period comparisons of the Company’s performance, facilitate comparisons to competitors’ operating results and to provide greater transparency to investors of supplemental information used by management in its financial and operational decision making

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC

Numerated	A provider of commercial lending platforms; the Company acquired Numerated in November 2024

OCI(L)	Other comprehensive income (loss); includes gains and losses on cash flow and net investment hedges, certain gains and losses relating to pension and other retirement benefit obligations and foreign currency translation adjustments

OECD	Organization for Economic Co-operation and Development

MOODY'S 2024 10-K     7

TERM	DEFINITION

Operating segment	Term defined in the ASC relating to segment reporting; the ASC defines an operating segment as a component of a business entity that has each of the three following characteristics: i) the component engages in business activities from which it may recognize revenue and incur expenses; ii) the operating results of the component are regularly reviewed by the entity’s chief operating decision maker; and iii) discrete financial information about the component is available.

Other Retirement Plans	Moody's Postretirement Medical and Life Insurance Plan

PCS	Post-Contract Customer Support

Pillar II	Tax model issued by the OECD in 2023; also referred to as the "Global Anti-Base Erosion" or "GLoBE" rules

PPIF	Public, project and infrastructure finance; an LOB of MIS

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

SOC 1
An examination of controls at a service organization that are likely to be relevant to user entities’ internal control over financial reporting, as defined by the American Institute of Certified Public Accountants

SOC 2
A report on controls at a service organization relevant to security, availability, processing integrity, confidentiality, or privacy, as defined by the American Institute of Certified Public Accountants

8     MOODY'S 2024 10-K

TERM	DEFINITION

SOFR	Secured Overnight Financing Rate

SSP	Standalone selling price

Strategic and Operational Efficiency Restructuring Program
Multi-year restructuring program approved by the CEO of Moody’s on December 19, 2024 relating to the Company's strategy to realign the business toward high priority growth areas and to consolidate certain functions to simplify the organizational structure to enable efficiency and improved operating leverage; includes a reduction in staff, the rationalization and exit of certain real estate leases and incremental amortization of certain software

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

U.K.	United Kingdom

U.S.	United States

USD	U.S. dollar

UTPs	Uncertain tax positions

WACC	Weighted Average Cost of Capital

2022 - 2023 Geolocation Restructuring Program
Restructuring program approved by the CEO of Moody’s on June 30, 2022 relating to the Company's post-COVID-19 geolocation strategy and other strategic initiatives; includes the rationalization and exit of certain real estate leases and a reduction in staff, including the relocation of certain job functions from their current locations

MOODY'S 2024 10-K     9

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
Moody's is helping customers accelerate value creation in an era of exponential risk.

Moody's

We provide tools that enable Banks, Insurers, Investors, Corporations and Governments to...

What do we do?	Issue, Originate, Select, Underwrite	Identify, Measure, Monitor & Manage Risk	Verify, Comply, Plan & Report

Leveraging an unrivaled set of data, analytics, & domain expertise across...

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
10     MOODY'S 2024 10-K

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
MA is comprised of: i) a premier fixed income and economic research business (Research & Insights); ii) a data business powered by the world’s largest database on companies and credit (Data & Information); and iii) three cloud-based subscription businesses serving banking, insurance and KYC workflows (Decision Solutions).
MA creates a holistic view on risk provided by our vast set of proprietary data, analytics, and domain expertise across a range of areas, including credit, companies, properties, securities, people, economies, ESG, climate and more. MA's integrated and technology-enabled solutions provide unique capabilities and insights that are embedded in customer workflows.

MOODY'S 2024 10-K     11

MA by the Numbers

14,800+	6,700+	800+
MA Customers	Corporates and Professional Services	Real Estate Entities

165+	2,600+	600+
Countries where MA customers operate	Commercial Banks	Educational Institutions

	1,900+	200+
	Asset Managers	Securities Dealers and Investment Banks

	900+	200+
	Government Entities	Others

900+
Insurance Companies
12     MOODY'S 2024 10-K

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

The Benefits of a Moody's Rating
Investors seek Moody's opinions and particularly value the knowledge of its analysts and the depth of Moody's research

Access to capital	Transparency, credit comparison and market stability	Planning and budgeting	Analytical capabilities
•Moody’s opinions on credit are used by institutional investors throughout the world, making an issuer’s debt potentially more attractive to a wide range of buyers.	•Signals a willingness by issuers to be transparent and provides issuers with an independent assessment against which to compare creditworthiness.	•May help issuers when formulating internal capital plans and funding strategies.	•Among ratings advisors, Moody’s has a strong position and is well-recognized for the depth and breadth of its analytical capabilities.

•A Moody’s rating may facilitate access to both domestic and international debt capital.	•Moody’s ratings and research reports may help maintain investor confidence, especially during periods of market stress.

MIS by the Numbers

$75.8+ trillion	4,800+	3,300+
Total Rated Debt Outstanding	Non-Financial Corporates	Financial Institutions

33,300+	14,400+	8,900+
Rated Organizations and Structured Deals	U.S. Public Finance Issuers	Structured Finance Deals

190+	1,000+	380+
Rating Methodologies	Infrastructure & Project Finance Issuers	Sub-Sovereigns

	140+	50
	Sovereigns	Supranational Institutions
MIS also generates revenue from certain non-ratings-related operations, which primarily consist of financial instruments pricing services in the Asia-Pacific region, revenue from Second Party Opinions and Net Zero Assessments and revenue from ICRA's non-ratings operations. The revenue from these operations is included in the MIS Other LOB and is not material to the results of the MIS segment.
MOODY'S 2024 10-K     13

Sustainability
Moody's aims to deliver value to all stakeholders, including customers, employees, partners, communities, and stockholders. We consider sustainability in our operations, products, and services. We use our expertise to make a positive impact, helping others understand the link between sustainability and global markets. In 2024, Moody's received multiple awards for its sustainability efforts, including:
•Recognized among America’s 100 Most JUST Companies by JUST Capital and CNBC for its commitment to serving its workforce, customers, communities, the environment, and stockholders for its sustainability-related efforts;
•Made CDP's 2023 Climate Change 'A' List, in recognition of Moody's leadership in corporate transparency and actions taken in response to climate change;
•Named to the 2023 Dow Jones Sustainability Indices - World and North America, an annual listing of publicly traded companies, recognizing Moody's for its strong corporate sustainability practices; and
•Recognized as a 2023 CDP Supplier Engagement leader for the fourth consecutive year, ranking among the top 4% of companies assessed for supplier engagement on climate change.
The Board oversees sustainability matters via the Audit, Governance & Nominating, and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Audit Committee oversees financial, risk and other disclosures made in the Company’s annual and quarterly reports related to sustainability. The Governance & Nominating Committee oversees sustainability matters, including significant issues of corporate social and environmental responsibility, as they pertain to the Company’s business and to long-term value creation for the Company and its stockholders, and makes recommendations to the Board regarding these issues. Finally, the Compensation & Human Resources Committee oversees inclusion of sustainability-related performance goals for determining compensation of all senior executives. The Board also oversees Moody’s policies for assessing and managing the Company's exposure to risk, including climate-related risks such as business continuity disruption and reputational or credibility concerns stemming from incorporation of climate-related risks into our credit rating methodologies, or analysis of such risks within our products and services. The Board maintains its collective knowledge of sustainability topics through ongoing education, such as regular presentations from management.

Three Pillars of Moody's Sustainability Strategy

Our Actions	Our Influence	Our Support
the decisions and actions we can take related to impacts under our direct control	the actions that we can request from entities providing us with products and services	the steps we take to support or enable direct action by other organizations or communities
14     MOODY'S 2024 10-K

HUMAN CAPITAL
Our employees are vital to Moody’s continued success, and we seek to create an environment that attracts, develops and sustains a highly skilled, performance-oriented and engaged workforce. Our approach is oriented around the following pillars:
–providing market-competitive compensation, benefits and wellness programs as part of our Total Rewards program;
–implementing a robust talent management, employee engagement and retention strategy; and
–fostering an inclusive environment where all employees have a sense of belonging and are given the opportunity to perform their best.
Total Rewards
Moody's Total Rewards programs are designed to attract and maintain a high-performing, engaged and motivated global workforce. The Company's compensation packages include market-competitive salaries, performance-based annual bonuses, and equity grants aligned to our long-term performance for certain employees.
The Company's industry leading benefits programs offer comprehensive resources to support physical, mental and financial well-being. We invest in AI powered technologies in order to provide our employees with a world-class experience accessing and managing their benefits. We continuously evaluate our market benchmarks and employee feedback so that our benefits are competitive and support the attraction of the best talent. For example, in recent years we implemented a global paid parental leave policy to give parents time off to care for and bond with a new child and updated our tuition reimbursement program.
The Company also promotes flexible work arrangements, which support the Company's efforts to create a work atmosphere in which people feel valued and inspired to give their best. The Company has implemented a "PurposeFirst" framework, which fosters purpose-driven decisions relating to how and where Moody's teams work.
Talent Management, Employee Engagement and Retention
Moody’s believes that our long-term success depends on our ability to attract, develop and retain a high-performing workforce. Our goal is to create an environment where colleagues can thrive personally and professionally and can maximize their potential. Our culture is one of continuous learning, which we believe is crucial for colleagues to thrive as part of our organization and to feel a sense of accomplishment and purpose, and our leaders are key in reinforcing this at Moody’s.
Moody's talent strategy helps us create integrated, cohesive talent activities that support the growth and success of our employees and the business. This strategy informs all of our talent programs, guiding our efforts to attract, develop and retain top talent. It also helps us remain aligned with Moody’s overall business objectives and values while designing programs to meet the evolving needs of our organization.
Moody’s offers various talent development programs and resources through Moody’s University that are focused on building professional, technical and leadership skills to support employees' goals and objectives. Moody’s also places significant emphasis on our high-potential and high-performance programs, which are designed to identify and nurture emerging leaders within the organization. These programs provide tailored development opportunities, mentorship and the chance to work on strategic projects that drive our business forward.
Moody's Employee Experience function conducts listening sessions with our employees and creates targeted plans to act on the feedback provided. We measure employee engagement via multiple channels, including the BES for employees to provide anonymous and candid feedback to management. This periodic survey helps Moody's management understand our employees' level of engagement in critical areas, which include, but are not limited to, purpose, leadership, managerial effectiveness, connection, enablement and empowerment and well-being. Managers are accountable for identifying opportunity areas and taking targeted actions based on survey results. The feedback received through the BES is used as a vital input into making decisions to improve employee experience and retention. As we strive to make Moody’s a place people want to come and stay, management also carefully monitors global employee turnover rates.
Inclusion and Belonging
Moody's believes that a workforce comprised of individuals with varied thoughts, backgrounds and experiences fosters an environment that makes our opinions stronger, our products more innovative, our workplace more welcoming and improves how we relate and respond to our customers. We are committed to cultivating a culture where every individual feels a sense of belonging and has an equal opportunity to succeed.
Our Inclusion Operating and Governance Model turns our inclusion strategy into reality by providing a functional framework to guide how our People team, councils, sponsors, BRGs and committees work together. The Global Inclusion Council, chaired by our CEO and composed of senior leaders, is charged with oversight of our global inclusion strategy and its progress. The members of the council meet quarterly.
Our governance model also includes three Regional Inclusion Councils tasked with overseeing the inclusion strategy within their respective regions. Each council meets on a quarterly basis.
Our operating model includes 11 active BRGs which represent 48 chapters. These groups are open to all Moody's employees, with more than 4,800 employees participating globally as of December 31, 2024.
MOODY'S 2024 10-K     15

Workforce Overview
As of December 31, 2024 and 2023, the number of Moody’s employees was as follows:

		December 31,		Change
		2024	2023(1)	%
MA	U.S.	2,989	2,992	—%
	Non-U.S.	5,156	4,872	6%
	Total	8,145	7,864	4%
MIS	U.S.	1,571	1,490	5%
	Non-U.S.	4,186	3,870	8%
	Total	5,757	5,360	7%
MSS	U.S.	696	749	(7)%
	Non-U.S.	1,240	1,187	4%
	Total	1,936	1,936	—%
Total MCO	U.S.	5,256	5,231	—%
	Non-U.S.	10,582	9,929	7%
	Total	15,838	15,160	4%
(1) Certain reclassifications have been made to 2023 amounts to reflect certain departmental reorganizations and M&A integrations
–MA’s employee population primarily consists of software engineers, product managers and strategists, data and operations analysts, advisory and implementation teams and economists, as well as sales, business development, and sales support professionals.
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
CLIMATE CHANGE
Climate change is a major challenge that demands action from all of us. While Moody’s has a limited direct environmental impact, we do have an important role to play in demonstrating proactive corporate responsibility and best practices when it comes to climate change mitigation. As such, the Company is taking steps to reduce emissions across its operations and value chain in accordance with its decarbonization strategy.
Our decarbonization plan outlines tangible strategies for realizing our climate ambitions, including the procurement of 100% of renewable electricity in the Company’s office spaces and optimizing efficiencies in its operations through its hybrid work program. The costs associated with the implementation of the decarbonization plan are not expected to be material.
The acquisition of RMS allowed us to expand our climate data and analysis capabilities. The Company continues to take steps to integrate these capabilities into existing offerings to provide its analysts and researchers with streamlined access to consistent and high-quality climate insights. Additionally, we have launched a Net Zero Assessment framework to provide an independent and comparable evaluation of the strength of an entity’s carbon transition plan.
16     MOODY'S 2024 10-K

MOODY’S STRATEGY
Moody’s is a global integrated risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Our data, analytical solutions and insights help decision-makers identify opportunities and manage the risks of doing business with others.

Mission	Our mission is to be the leading source of relevant insights on exponential risk

Growth Strategy	Invest with intent to grow and scale

	Invest with intent to grow and strengthen our core business with a foundation of credibility, transparency, technology, data and analytics	Invest in integrated solutions to allow customers to manage multiple risks, bringing the best of Moody's capabilities	Invest to successfully scale in priority growth markets with highly differentiated products and services

Investment in high growth markets

Execution Priorities	How we will get it done

	Customer first	Develop our people and culture	Collaborate, modernize and innovate

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Illustrative examples include:

Enhancements to ratings quality and product extensions	Expansion in emerging markets	New products, services, content and technology capabilities, including Gen AI, to meet customer demands	Investments that extend ownership and participation in joint ventures as well as acquisitions and strategic partnerships that accelerate the ability to scale and grow Moody’s businesses
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
MOODY'S 2024 10-K     17

PROSPECTS FOR GROWTH
Moody’s believes that the overall long-term outlook remains favorable for continued growth from the offerings of both of our reportable segments.
Moody’s growth is influenced by a number of trends that impact the market for our products, including:

Enablement of Gen AI	Health of the world’s major economies	Debt capital markets activity	Disintermediation of credit markets	Fiscal and monetary policy of governments	Expansion of market for integrated data and analytics solutions	Business investment spending, including mergers and acquisitions
In an environment of increasing financial complexity and exponential risk, Moody’s expects to be well positioned to benefit from continued growth in global fixed-income market activity and more widespread use of credit ratings and integrated risk solutions. Moreover, pricing opportunities aligned with customer value creation and advances in technology present growth opportunities for Moody’s.
Over the last decade, Moody’s has leveraged the power of AI and ML to better serve our customer base. As an early adopter of Gen AI, Moody's expects to be well positioned to benefit from the capabilities of this technology, which will help our customers make better decisions by unlocking deeper, more integrated perspectives on risk. Through enablement of Gen AI, both internally and through certain strategic partnerships, we are in the process of evolving how we deliver insights on exponential risk to our customers.
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

18     MOODY'S 2024 10-K

Market growth drivers:
Customers need to understand a large range of interconnected and emerging risks. Our comprehensive solutions support the transformation underway across various industries due to:

Operational and reputational risks	Digitization & Artificial Intelligence
Evolving regulatory environment	Fluctuations in credit and financial markets
Climate change	Geopolitical risks
MIS Prospects for Growth
Strong secular trends should continue to provide long-term growth opportunities in MIS. Key growth drivers include:

Long-term Growth Building Blocks

Economic Expansion	+	Value Proposition	+	Developing Capital Markets and Evolving Risks
•GDP growth drives demand for debt capital to fund business investments •Refinancing needs support future supply		•Proven rating accuracy and deeply experienced analysts •Mix of issuers and opportunistic issuance
•Deepening participation in developing markets
•Meeting customers’ evolving risk assessment demands, including Sustainable and Transition Finance, Private Credit, Digitalization of the financial sector, and Cybersecurity

In addition to the factors noted above, growth in global fixed income markets in a given year is dependent on many macroeconomic and capital market factors including:

Interest rates	Business investment spending	Corporate refinancing needs	Merger and acquisition activity	Issuer financial health	Consumer borrowing levels	Securitization activity	Expansion of ratings coverage	Expansion into emerging markets
Rating fees paid by debt issuers account for most of the revenue of MIS. Therefore, a substantial portion of MIS’s revenue is dependent upon the dollar-equivalent volume and number of ratable debt securities issued in the global capital markets. However, annual fee arrangements with frequent debt issuers, annual fees from debt monitoring, commercial paper and medium-term note programs, bank deposit ratings, insurance company financial strength ratings, mutual fund ratings, and other areas partially mitigate MIS’s dependence on the volume or number of new debt securities issued in the global fixed-income markets.
Within MIS, we remain firmly committed to ratings quality, timely and insightful research, and engagement with issuers and investors. In the past year, we have enhanced our footprint in domestic markets by increasing our majority share in the GCR Africa affiliate and expanding in Latin American markets through Moody's Local domestic rating business. This strategic expansion has solidified our domestic rating agency's position, enhancing its capacity and reach.
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
MOODY'S 2024 10-K     19

Regulation
MIS, certain of the Company's credit rating affiliates, and many of the issuers and/or securities that MIS and the affiliates rate, are subject to extensive regulation in the U.S. (including by state and local authorities), EU, U.K. and in other countries. In addition, some of the services offered by MA and its affiliates are subject to regulation in a number of countries. MA also derives a significant amount of its sales from banks and other financial services providers who are subject to regulatory oversight and who are required to conduct due diligence and pass through certain regulatory requirements to key suppliers such as MA by contract. Existing and proposed laws and regulations can impact the Company’s operations, products and the markets in which the Company operates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for the Company's products and services, in the manner in which the Company's products and services are utilized, and in the manner in which the Company operates.
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
The European Parliament and the Council of the EU, the EU co-legislators, announced they had reached agreement on the text of the Regulation on ESG Ratings Activities in February 2024. The Regulation will become law after it has been published in the EU Official Journal. The regulation will apply after an 18 month implementation period from its publication, and will subject ESG rating and/or score providers to formal regulation and supervision by ESMA. Certain products offered by MIS may fall in scope of the Regulation and we continue to assess and prepare for the implications. We do not expect MA products to fall into scope.
The EU AI Act was published in the EU Official Journal in July 2024, though elements of the Act have different implementation periods. We continue to assess and prepare for any implications both for MA and MIS.
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
In the U.K., MIS U.K. is registered with and regulated by the FCA. In March 2023, the FCA initiated a review of competition in the markets for certain types of wholesale market data, including credit ratings data. The review concluded at the end of February 2024. In its final report, the FCA declined to make a market investigation reference to the Competition and Markets Authority nor did it consider any specific remedies or other specific interventions in respect of credit ratings data.
Additionally, HM Treasury published a consultation in March 2023 on whether regulation for providers of ESG ratings should be introduced, and the potential scope of a regulatory regime. The U.K. Government has said it intends to take forward such legislation in 2025.
Intellectual Property
Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to:

Proprietary information	Publications	Databases

Trademarks and Patents	SaaS and other software tools and applications	Domain names

Research	Models and methodologies	Other proprietary materials that, in the aggregate, are of material importance to Moody’s business
20     MOODY'S 2024 10-K

Management of Moody’s believes that the trademarks and related corporate names, marks and logos relating to its businesses, including those containing the term “Moody’s”, are of material importance to the Company.
The Company, primarily through MA and its affiliates, provides access to certain of its databases, SaaS and other software applications, credit risk models, assessments, research and other publications and services that contain intellectual property to its customers. These licenses are provided pursuant to standard agreements containing customary restrictions and intellectual property protections.
In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. Specifically, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data, default data and security identifiers) as well as software development tools and libraries. In addition, certain of the Company’s affiliates obtain from third-party information providers certain financial, credit risk, compliance, firmographic, management, ownership, news and/or other data worldwide, which are distributed through Moody's information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open-source software and libraries subject to appropriately permissive open-source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and company financial data in selected geographic markets) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.
The names of Moody’s products and services referred to herein are trademarks, service marks or registered trademarks or service marks owned by or licensed to Moody’s or one or more of its affiliates. The Company owns patents (including granted, allowed and pending patents). None of the Company's intellectual property is subject to a specific expiration date, except to the extent that the patents and the copyright in items that the Company holds (such as credit reports, research, software, and other written opinions) expire pursuant to relevant law.
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
The SEC maintains an internet website that contains annual, quarterly and current reports, proxy and other information statements that the Company files electronically with the SEC. The SEC’s internet website is https://www.sec.gov/.
Information About Our Executive Officers

Name, Age, Position and Biographical Data

Robert Fauber, 54
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

MOODY'S 2024 10-K     21

Name, Age, Position and Biographical Data

Noémie Heuland, 47
Senior Vice President and Chief Financial Officer
Ms. Heuland has served as the Company’s Senior Vice President and Chief Financial Officer since April 2024. She joined the Company most recently from Ceridian HCM Holding Inc. (which changed its name to Dayforce, Inc. on January 1, 2024), a global leader of human capital management technology, where she served as Executive Vice President, Chief Financial Officer from September 2020 to December 2023. From April 2018 to September 2020, Ms. Heuland held the position of Senior Vice President, Chief Financial Officer at SAP Latin America and Caribbean region, and held various other finance leadership roles in Europe and the Americas at SAP beginning in 2008. Prior to joining SAP, a global software company, Ms. Heuland spent eight years at PricewaterhouseCoopers. Ms. Heuland is a certified public accountant.

Richard Steele, 55
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

Caroline Sullivan, 56
Chief Accounting Officer and Corporate Controller
Ms. Sullivan has served as the Company’s Chief Accounting Officer and Corporate Controller since December 2018. She served as the Interim Chief Financial Offer from September 2023 to April 2024. Prior to joining the Company, Ms. Sullivan served in several roles at Bank of America from 2011 to 2018, where her last position held was Managing Director and Global Banking Controller. Prior to that role, Ms. Sullivan supported the Global Wealth & Investment Management business from 2015 to 2017 in a variety of positions, including Controller. Ms. Sullivan, a CPA, previously held various senior positions at several banks and a major accounting firm.

22     MOODY'S 2024 10-K

Name, Age, Position and Biographical Data

Stephen Tulenko, 57
President, Moody’s Analytics
Mr. Tulenko has served as President of Moody’s Analytics since November 2019. Mr. Tulenko served as Executive Director of Moody's former Enterprise Risk Solutions LOB from 2013 to October 2019 and as Executive Director of Global Sales, Customer Service and Marketing from 2008 to 2013. Prior to the formation of Moody’s Analytics, he held various sales, product development and product strategy roles at Moody’s Investors Service, Inc. Mr. Tulenko joined Moody’s in 1990.

Michael West, 56
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
The events and consequences discussed in these risk factors could, in circumstances the Company may not be able to accurately predict, recognize, or control, have a material adverse effect on Moody’s business, financial condition, operating results (including components of the Company’s financial results such as sales and profits), cash flows and stock price. These risk factors do not identify all risks that Moody’s faces. The Company could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks. In addition to the effects of general economic conditions, including inflation and related monetary policy actions in response to inflation, changes in international conditions, including the impact of ongoing or new developments in the Russia-Ukraine military conflict and the military conflict in the Middle East, and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic climate may give rise to or amplify many of these risks discussed below.
A. Legal and Regulatory Risks
Moody’s Faces Risks Related to Laws and Regulations that Affect the Financial Industry, Including the Credit Rating Industry, Moody's Businesses and Moody’s Customers.
Moody’s is subject to extensive regulation by federal, state and local authorities in the U.S. and by foreign jurisdictions. These regulations, the most important of which are discussed in further detail below, are complex, continually evolving and have tended to become more stringent over time. Additionally, changes in the Presidential administration, changes in Congress, and recent judicial actions may increase the uncertainty with regard to potential changes in these laws and regulations and the enforcement of any new or existing legislation or directives by government authorities. See “Regulation” in Part I, Item 1 of this annual report on Form 10-K for more information.
Further, speculation concerning the impact of legislative and regulatory initiatives, including initiatives related to the emerging technology of AI systems, operational resilience, data privacy and climate-related risks, among others, that our products and services incorporate, and the increased uncertainty over potential liability and adverse legal or judicial determinations may negatively affect Moody's stock price, affect demand for our products and services, increase our costs of operations and impact our future business plans. Further, the Company's compliance and efforts to reduce the risk of fines, penalties or other sanctions can result in significant expenses. Legal proceedings that are increasingly lengthy can result in uncertainty over and exposure to liability.
MOODY'S 2024 10-K     23

Moody's Investors Service. MIS operates in a highly regulated industry. The current U.S. laws and regulations relating to MIS, including the Reform Act and the Dodd-Frank Act:
–seek to encourage, and may result in, increased competition among CRAs and in the credit rating business;
–may result in alternatives to credit ratings, changes in the pricing of credit ratings, and/or diminished intellectual property protection relating to credit ratings and related research produced by MIS;
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
In addition to the extensive and evolving U.S. laws and regulations governing the credit rating industry, foreign jurisdictions have taken measures to regulate CRAs and the markets for credit ratings that significantly impact the operations and the markets for the Company's ratings-related products and services. In particular, the EU has adopted a common regulatory framework for CRAs operating in the EU, continues to monitor the credit rating industry and analyze approaches that may strengthen existing regulation. The U.K. also has adopted a regulatory framework for CRAs that is based on the EU version. Credit ratings emanating from outside the EU are subject to ESMA's oversight if they are endorsed into the EU, and ratings endorsed into the U.K. are similarly subject to oversight of the FCA. Additionally, other foreign jurisdictions, such as Australia and Hong Kong and China, have taken measures to increase regulation of CRAs and markets for credit ratings. A failure to comply with these procedural and substantive requirements also exposes MIS to the risk of regulatory enforcement action which could result in financial penalties or, in serious cases, affect its ability to conduct credit rating activities in certain jurisdictions. For example:
–MIS is subject to formal regulation and periodic or other inspections in the EU and other foreign jurisdictions, such as, but not limited to, the U.K., Australia, Singapore, Japan, and Hong Kong, where it operates through registered subsidiaries.
–In the EU and the U.K., applicable rules include procedural requirements with respect to credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory analyst rotation requirements, and restrictions on CRAs or their shareholders if certain ownership thresholds are crossed. Additional procedural and substantive requirements include conditions for the issuance of credit ratings, rules regarding the organization of CRAs, restrictions on activities deemed to create a conflict of interest, including requirements that fees be based on costs and non-discriminatory, special requirements for credit ratings of structured finance instruments.
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
–In Australia, unless an exemption applies, CRAs are required to hold an Australian financial services license (AFSL) if they carry on a business of providing credit ratings in Australia. MIS Australia holds an AFSL authorizing it to provide general advice to wholesale clients only by issuing a credit rating. It is therefore required to comply with obligations as an AFSL holder including the requirement to provide financial services efficiently, honestly, and fairly, to manage conflicts of interest, and to comply with the conditions of its AFSL (which conditions include specific conditions about credit ratings).
Future laws and regulations could extend to products and services not currently regulated. These regulations could:
–affect the need for debt securities to be rated;
–expand supervisory remits to include credit ratings issued outside the home jurisdiction;
–increase the level of competition for credit ratings, including the distribution of credit ratings;
–establish criteria for credit ratings or limit the entities authorized to provide credit ratings;
–restrict the collection, use, accuracy, correction and sharing of information by CRAs; or
–regulate pricing (for example to require fees that are based on costs and are non-discriminatory) on products and services provided by MA such as those products that incorporate credit ratings and research originated by MIS.
In turn, such developments may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s credit ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s credit ratings or alter the economics of the credit ratings business, including by restricting or mandating business models for CRAs. It is difficult to accurately assess the future impact of legislative
24     MOODY'S 2024 10-K

and regulatory requirements on MIS’s business and its customers’ businesses. If these laws and regulations, and any future rulemaking or court rulings, reduce demand for credit ratings or increase costs, MIS may be unable to pass such costs through to customers. Additionally, legislative and regulatory initiatives that apply to CRAs and credit markets generally may affect Moody’s in a disproportionate manner. Each of these developments increase the costs and legal risk associated with the issuance of credit ratings and can have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
Moody's Analytics. Certain of MA’s subscription products contain credit ratings data and related research produced by MIS, and often are used by MA customers for regulatory compliance purposes, including determination of capital charges and regulatory reporting.
Regulations concerning the issuance of credit ratings and the activities of CRAs, including the dissemination of ratings data, are likely to continue to be considered in the future, including, for example, provisions regarding fair and reasonable availability of ratings data, the terms and conditions associated with such data feeds, remuneration for data and the nature of the information to be included in credit opinions. Other laws, regulations and rules are being considered or are likely to be considered in the future may impact MA products and services, for example, by requiring certain information to be provided free of charge.
MA’s other products and services, in particular its offering of products and services relating to sanctions, KYC and financial crime, are potentially subject to various laws and regulations affecting the collection, processing and sale of data-driven solutions. These laws and regulations generally are designed to protect information relating to individuals and small businesses, including information used for consumer credit reporting purposes, the data rights of individuals, and to prevent the unauthorized collection, access to and use of personal or confidential information available in the marketplace and prohibit certain deceptive and unfair acts. Additionally, refer to the risk factor entitled “The Company Is Exposed to Risks Related to Protection of Confidential and Personal Information.”
New laws and regulations are likely to be enacted and existing laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. As a result of current and future laws and regulations, our customers’ and other third parties’ use of our products and services, as well as our use of information supplied by our suppliers and other third parties, can lead to regulatory inquiries or actions or related private litigation against us. Changes in the applicability of laws and regulations could require MA to modify its data processing practices and policies and restrict or dictate how MA collects, maintains, combines and disseminates information, which could have a material adverse effect on Moody’s business, financial condition or results of operations. In the future, the Company may be subject to significant additional expense to ensure continued compliance with laws and regulations applicable to MA and to investigate, defend or remedy actual or alleged violations. Additionally, refer to the risk factor entitled “The Company Is Exposed to Risks Related to Protection of Confidential and Personal Information.”
Further, MA’s bank and financial services customers are subject to additional regulatory oversight. For example:
–U.S. banking regulators, including the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Consumer Financial Protection Bureau, as well as many state agencies, have issued guidance to insured depository institutions and other providers of financial services on assessing and managing risks associated with third-party relationships, which include all business arrangements between a financial services provider and another entity, by contract or otherwise, and generally requires banks and financial services providers to exercise comprehensive oversight throughout each phase of a bank or financial service provider’s business arrangement with third-party service providers, and instructs banks and financial service providers to adopt risk management processes commensurate with the level of risk and complexity of their third-party relationships. This guidance requires more rigorous oversight of third-party relationships that involve certain "critical activities."
–Regulators in Europe and other foreign markets in which MA is active have issued guidance similar to that issued in the U.S. relating to financial institutions' assessment and management of risks associated with third-party relationships. For example, in December 2022, the EU adopted DORA, which will apply from early 2025 and will require EU financial institutions to have a comprehensive governance and control framework of the management of information and communications technology risks, including risks relating to third-party providers of technology and data such as MA. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA.
–In China, MA is licensed to provide subscriptions to credit research and ratings data and other information relevant to the financial markets. China has laws applicable to Moody’s that are broadly crafted, and the implementation, interpretation and enforcement of such laws are subject to the broad discretion of Chinese regulators, which could affect the Company’s ability to conduct business in China.
The EU AI Act has introduced a risk-based framework for regulating AI systems which applies different obligations to various actors in the AI supply chain. These rules apply to, among others, product manufacturers incorporating AI systems into regulated products sold into the EU as well as to providers whose AI systems or their outputs are made available in the EU. This Act will increase costs to MA including cost of establishing processes and procedures around applicability and implementation of the Act’s requirements for MA products and services. MA also faces a risk of cost of penalties or fines due to noncompliance.
MOODY'S 2024 10-K     25

Legal and regulatory developments can result in delayed or reduced sales to MA’s customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under its agreements with such customers.
The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries (Including Competition Market Studies) Related to Rating Opinions and Other Business Practices.
Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries (including market studies) related to MIS’s ratings actions, as well as other business practices and products within both MIS and MA. When the market value of credit-dependent instruments has declined or defaults have occurred, whether as a result of difficult economic times, rapid changes in interest rates, decreased liquidity, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s has faced has increased significantly. Parties who invest in securities rated by MIS or issued by MIS-rated entities have pursued claims against MIS or Moody’s for losses they faced in their portfolios. For instance, Moody’s faced numerous class action lawsuits and other litigation, government investigations and inquiries (including market studies) concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during and after the financial crisis of 2007-2008. Evolving and/or inconsistent expectations regarding climate-risk and other sustainability disclosures and reporting could also result in increased regulatory scrutiny and new regulatory actions at a corporate and business unit level. MA’s offering of products and services relating to sanctions, KYC and financial crime may result in increased regulatory scrutiny and could expose the Company to increased risk of litigation from data subjects and other third-parties, including due to potential inaccuracies in the products and services we offer, as well as regulatory recordkeeping requirements associated with our services. Additionally, as Moody’s develops its Gen AI product offerings and/or increases its use of Gen AI, the Company may face increased regulatory scrutiny and exposure to increased litigation. Legal proceedings and regulatory inquiries and investigations impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries (including market studies) could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remain unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
Additionally, as litigation or the process to resolve pending matters progress, Moody’s will continue to review the latest information available and may change its accounting estimates, which could require Moody’s to record or increase liabilities in the consolidated financial statements in future periods. See Note 21 to the consolidated financial statements for more information regarding ongoing investigations and civil litigation that the Company currently faces. Due to the potential number of these proceedings and the significant amount of damages that could be sought, there is a risk that Moody’s will be subject to judgments, settlements, fines, penalties or other adverse results that have a material adverse effect on its business, operating results and financial condition.
The Company Is Exposed to Risks Related to Its Compliance and Risk Management Programs.
Moody’s operates in a number of countries, and as a result the Company is required to comply with and quickly adapt to numerous international and U.S. federal, state and local laws and regulations. The Company’s ability to comply with applicable laws and regulations, including anti-corruption, antitrust, economic and trade sanctions, and securities trading laws, the Reform Act, the Dodd-Frank Act and regulations thereunder, is largely dependent on its establishment and maintenance of compliance, review and reporting systems, as well as its ability to attract and retain qualified compliance and risk management personnel. Moody’s policies and procedures to identify, evaluate and manage the Company’s risks, including risks resulting from acquisitions and from Gen AI developments (such as maintaining the quality and integrity of data of Gen AI product offerings), may not be fully effective, and Moody’s employees or agents may engage in misconduct, fraud or other errors. It is not always possible to deter such errors, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. If Moody’s employees violate its policies or if the Company’s risk management methods are not effective, the Company may be subject to criminal and civil liability, the suspension of the Company’s employees, fines, penalties, regulatory sanctions, injunctive relief, exclusion from certain markets or other penalties, and may suffer harm to its reputation, financial condition and operating results.
Moody’s Faces Risks Related to Protecting Its Intellectual Property Rights.
Moody’s considers many aspects of its products and services to be proprietary. Failure to protect the Company’s intellectual property adequately could harm its reputation and affect the Company’s ability to compete effectively. Businesses the Company acquires also involve intellectual property portfolios, which increase the challenges the Company faces in protecting its strategic advantage. In addition, the Company’s operating results can be adversely affected by inadequate or changing legal and technological protections for intellectual property and proprietary rights in some jurisdictions and markets, including if and how rights in these markets evolve to address unauthorized or unintended use of intellectual property from new technologies like Gen AI. The lack of strong legal and technological intellectual property protections in foreign jurisdictions in which we operate may increase our vulnerability and may pose risks to our business. From time to time, laws are passed that require publication of certain information, in some cases at no cost, that the Company considers to be its intellectual property and that it currently sells or licenses for a fee, which could result in lost revenue.
26     MOODY'S 2024 10-K

Unauthorized third parties may also try to obtain and use technology or other information that the Company regards as proprietary. It is also possible that Moody’s competitors or other entities could obtain patents or other intellectual property rights related to the types of products and services that Moody’s offers, and attempt to require Moody’s to stop developing or marketing the products or services, to modify or redesign the products or services to avoid infringing, or to obtain licenses from the holders of the intellectual property in order to continue developing and marketing the products and services. Even if Moody’s attempts to assert or protect its intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that the Company will be successful. The Company’s ability to establish, maintain and protect its intellectual property and proprietary rights against theft, misappropriation or infringement could be materially and adversely affected by insufficient and/or changing proprietary rights and intellectual property legal protections in some jurisdictions and markets. These risks, and the cost, time and resources needed to address them, may increase as the Company’s business grows and its profile rises in countries with intellectual property regimes that are less protective than the rules and regulations applied in the United States.
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
During 2023, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the GloBE or Pillar II, tax model rules issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million with an effective date beginning in 2024. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax will be due to bring the jurisdictional effective tax rate up to 15%. While the Pillar II minimum tax requirement is not currently anticipated to have a material impact on the Company’s results of operations or financial position, management is evaluating and will continue to monitor the potential impact of the Pillar II global minimum tax proposals on our consolidated financial statements and related disclosures.
B. Risks Related to our Business
The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.
Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates have an impact on the Company’s business. For example, economic uncertainty in the Eurozone or elsewhere, including, but not limited to, in Latin America, China or the Middle East, affects the number of securities offerings undertaken within those particular areas. In addition to the risks addressed elsewhere in this section, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:
–economic and geopolitical events and market conditions, such as the Russia-Ukraine military conflict and the military conflict in the Middle East, including the effect of these events and conditions on customers, customer retention and demands for our products and services;
–fluctuations in interest rates and credit spreads, and exposure to exchange rate movements between foreign currencies and USD;
–restrictions on the ability to convert local currency into USD and the costs, including the tax impact, of repatriating cash held by entities outside the U.S.;
–U.S. laws affecting overseas operations, including domestic and foreign export and import restrictions, tariffs and other trade barriers and restrictions, such as those related to the U.S.’s relationship with China and embargoes and sanctions laws with respect to Russia, including the Russia-Ukraine military conflict. For example, U.S. economic sanctions have increasingly targeted Chinese persons. In response, China issued a blocking statute that establishes a framework for limiting the effect of foreign sanctions on Chinese persons. Blocking statutes typically create conflicts of law. An entity that is subject to conflicting
MOODY'S 2024 10-K     27

laws in multiple jurisdictions may need to determine a means to comply with such laws. Such conflicts could eventually affect the ability of entities to adhere to applicable laws or continue to operate in certain jurisdictions;
–differing and potentially conflicting legal or civil liability, compliance and regulatory standards;
–current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;
–uncertain, evolving and new laws and regulations, including those applicable to the financial services industries, such as the EU’s implementation of DORA in January 2025, and to the protection of intellectual property and to the emergence of LLMs in the context of Gen AI and other technologies, such as the EU AI Act, including the effect of these laws and regulations on our customers and on the products and services that we offer;
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
–uncertainties in obtaining reliable data and creating products and services relevant to particular geographic markets;
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
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, and anti-corruption including the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other similar local laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination or allegations, even if unfounded, that the Company has violated sanctions, anti-bribery or anti-corruption laws could have a material adverse effect on Moody’s business, operating results and financial condition. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations of such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies and restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
Moody’s Operations are Exposed to Risks from Infrastructure Malfunctions or Failures.
Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s is located, including: (i) New York City, the location of Moody’s headquarters, (ii) major cities worldwide in which Moody’s has offices, and (iii) locations that may be affected by the Russia-Ukraine military conflict and the military conflict in the Middle East. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, the Company's data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and the Company’s extensive controls to reduce the risk of error inherent in our operations cannot eliminate such risk completely. To the extent the Company grows through acquisitions, newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as Moody's has. As their systems are integrated into Moody's, a vulnerability could be introduced, which could impact platforms across the Company. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, weather (including climate-related risks), natural disasters, fire, power loss, telecommunication failures, break-ins,
28     MOODY'S 2024 10-K

sabotage, intentional acts of vandalism, acts of terrorism, political unrest, pandemic, war or otherwise, may impair the Company’s ability to deliver its products and services.
Moody’s efforts to secure and plan for potential disruptions of its major operating systems may not be successful. The Company also relies on third-party providers, including, increasingly, cloud-based service providers, to provide certain essential services. While the Company believes that such providers are generally reliable, the Company has limited control over the performance of such providers. To the extent any of the Company’s third-party providers ceases to provide these services in an efficient, cost-effective manner or fails to adequately expand its services to meet the Company’s needs and the needs of the Company’s customers, the Company could experience lower revenues and higher costs. Additionally, refer to the risk factor entitled “The Company Is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, Cloud and Network Infrastructure (Together, the “Third-Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.”
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
Moody’s business is impacted by general economic conditions and volatility in world financial markets. Furthermore, issuers of debt securities have increasingly elected to issue securities without ratings or securities which are rated or evaluated by non-traditional parties such as financial advisors, rather than traditional CRAs, such as MIS. Companies are also increasingly accessing alternative sources of financing, such as loans and debt financing from non-bank lenders that do not involve a CRA-issued credit rating. A majority of Moody’s credit-rating-based revenue is transaction-based, and therefore it is especially dependent on the number and dollar volume of debt securities issued in the capital markets. Conditions that reduce issuers’ ability or willingness to issue debt securities, such as interest rate and market volatility, declining growth, currency devaluations, changes in laws (including tax-related laws) or other adverse economic trends, reduce the number and dollar-equivalent volume of debt issuances for which MIS provides ratings services and thereby adversely affect the fees Moody’s earns in its ratings business.
Current market, economic and government factors could negatively impact the volume of debt securities issued in global capital markets and the demand for credit ratings, which is materially and adversely affect the Company’s business, operating results and financial condition. These factors include increases in or uncertainty around interest rates (as well as related monetary policy by governments in the response to factors such as inflation, inflationary pressures, increases or volatility in mortgage rates, widening credit spreads, regulatory and political developments (including the change in the U.S. Presidential administration and uncertainty in various jurisdictions where Moody's operates), difficult economic conditions, growth in the use of alternative sources of credit, and defaults by significant issuers. Further declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results, financial condition, cash flows and prospects.
Moody’s initiatives to reduce costs to counteract a decline in its business may not be sufficient. Cost reductions may be difficult or impossible to obtain in the short term, due in part to rent, technology, compliance, compensation and other fixed costs associated with some of the Company’s operations as well as the need to monitor outstanding ratings. Further, cost-reduction initiatives, including those under-taken to date, could make it difficult for the Company to rapidly expand operations in order to accommodate any unexpected increase in the demand for ratings. Further volatility in the financial markets, including decreases in the volumes of debt securities, increases in interest rates, and fluctuations in credit spreads, may have a material adverse effect on the business, operating results and financial condition, which the Company may not be able to successfully offset with cost reductions.
The Introduction of Competing Products, Technologies or Services by Other Companies Can Negatively Impact the Nature and Economics of the Company’s Business.
The markets for credit ratings, research, credit risk management services, business intelligence and analytical services are highly competitive and characterized by rapid technological change, including change based on our Gen AI offerings, disruption by the Gen AI offerings of others, changes in customer and investor demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop and successfully launch and maintain innovative products, technologies and services that anticipate customers’ and investors’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining a competitive market position. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be more agile and better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services, including services based on Gen AI, for assessing credit risk that customers and market participants may deem preferable, more cost-effective or more valuable than the credit risk assessment methods currently employed by Moody’s, or may position, price or market their products in manners that differ from those utilized by Moody’s. The increased presence of Gen AI in the market could also lead to increased expectations from customers and market participants that higher quality information will be delivered on advanced timelines. Moody’s also
MOODY'S 2024 10-K     29

competes indirectly against consulting firms and technology and information providers, some of whom are also suppliers to Moody’s; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which they do business with Moody’s in a way that could negatively impact our business. In addition, customers or others may develop alternative, proprietary systems for assessing risk, including credit and climate risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive information, online and through the use of Gen AI, may reduce the demand for Moody’s products and services. Moody’s growth prospects and operating margins also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
The Company Faces Increased Pricing Pressure from Competitors and/or Customers.
There is price competition in the credit rating, research, and credit risk management segments, as well as in the segment for research, business intelligence and analytical services offered by MA. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. In addition, the emergence of Gen AI and other technologies may further intensify these pressures, as the Company's competitors may use these tools to deliver solutions at lower prices, or these tools may be used in a way that significantly increases access to publicly available information. At the same time, a challenging business environment and consolidation among both competitors and customers, particularly those involved in structured finance products and commercial real estate, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Recent weak economic growth has intensified competitive pricing pressures, which may result in customers’ use of free or lower-cost information that is increasingly becoming available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it can lose market share when its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services will have a material adverse impact on its business, operating results and financial condition.
The Company Is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the credit rating business as a whole or Moody's, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact in this regard include the appearance of conflicts of interest, the performance of securities relative to the ratings assigned to such securities, the timing and nature of changes in ratings and rating methodologies, a major compliance failure, negative perceptions or publicity and increased criticism by users of ratings, regulators and legislative bodies, including as to the ratings process, or the Company’s recent sustainability strategies and our incorporation of climate- and other sustainability-related risks in the Company's rating process, and intentional, poor representation of our products and services by our partners or agents, manipulation of our products and services by third parties, or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, including calculation or methodological errors, or errors in software or data, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the industries in which the Company operates. Additionally, as Moody's develops its Gen AI product offerings, the Company may incur risks or challenges in its adoption, such as falling behind market expectations for the performance and cost savings related to these offerings, as well as for Moody's perceived expertise regarding these offerings, that could lead to reputational harm. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
Our reputation or business could be negatively impacted by ESG matters and our reporting of such matters
Over the past several years, both in the United States and internationally, regulators, certain investors and other stakeholders have focused on various environmental, social policy, human rights, and other sustainability matters. We communicate certain sustainability initiatives, goals and commitments (including with respect to environmental matters, social matters and other matters), in our various public disclosures, Task Force on Climate-related Financial Disclosures Report, on our website, in our filings with the SEC and elsewhere. These goals or commitments could be challenging to achieve and costly to implement, and could result in scrutiny, criticism or claims from certain stakeholders, including governmental authorities, regulators, shareholders and customers that could negatively impact our business or reputation. Furthermore, MIS incorporates climate and other sustainability-related risks in its rating process, which also could cause reputational risk or could lead to litigation. The Company could fail to achieve, or be perceived to fail to achieve, our net zero 2040 commitment or other sustainability-related initiatives, goals or commitments. Furthermore, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any changes to them. To the extent that our required and voluntary disclosures about such sustainability matters increase, we could be criticized for the accuracy, sufficiency or completeness of such disclosures. We could be subject to litigation or regulatory enforcement actions regarding the accuracy, sufficiency or completeness of our sustainability-related
30     MOODY'S 2024 10-K

disclosures. Our actual or perceived failure to achieve our sustainability-related initiatives, goals or commitments could negatively impact our reputation or otherwise materially harm our business.
Moody’s Is Exposed to Risks Related to Loss of Skilled Employees and Related Compensation Cost Pressures.
Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced professionals, including financial analysts, data scientists and software engineers. Competition for skilled individuals in the financial services and technology industries is intense, and Moody’s ability to attract high quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. Rising expenses including wage inflation, and global labor shortages could adversely affect Moody’s ability to attract and retain high-quality employees. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that adversely affect its ability to attract and retain talented employees. Investment banks, investors and competitors may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including with respect to flexible or remote working arrangements or other matters. Also, the emergence and adoption Gen AI technologies has required and will continue to require upskilling and additional training of Moody's employees, making retention and training increasingly important. There is a risk that even when the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed. Further, employee expectations in areas such as ESG have been evolving. A failure to adequately meet employee expectations may result in an inability to attract and retain talented employees.
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
At December 31, 2024, Moody’s had $5,994 million of goodwill and $1,890 million of intangible assets on its balance sheet. Approximately 94% of the goodwill and intangible assets reside in the MA business and are allocated to the two reporting units within MA. The remaining 6% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
MOODY'S 2024 10-K     31

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
C. Technology Risks
The Company Is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure processing, storage and transmission of confidential, sensitive, proprietary and other types of information. Such information relates to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third-party vendors. The Company also often has access to MNPI and other confidential information concerning its customers, including public and private companies, sovereigns, and other third parties, and their customers, suppliers or transaction counterparties. Unauthorized disclosure of the foregoing information could cause our customers to lose faith in our ability to protect their confidential information, affecting the trading of their securities, damage their reputations or competitive positions and therefore cause customers to cease doing business with us, and potentially expose us to risk of litigation.
The risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt and corporate issuers. The Company and its third-party service providers, including our vendors, regularly experience cyber-attacks and data breaches of varying degrees. Cyber-attacks targeting Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, denial-of-service attacks, ransomware, malware, hacking, social engineering or "phishing" attacks, deepfake attacks, computer viruses, employee or insider threats, malfeasance, supply chain attacks, physical breaches, vendor email compromise, payment fraud or other cyber-attacks some of which may be carried out by state-sponsored actors, may result in unauthorized access, exfiltration, manipulation or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites or systems, applications, data processing, or disruption of other business operations. Such events may compromise the confidentiality, integrity, or availability of material information held by the Company (including information about Moody’s business, employees or customers), as well as other sensitive data, including personally identifiable information, the disclosure of which could lead to identity theft. The Company's MNPI concerning customers and clients could be improperly used by authorized or unauthorized parties, including for insider trading. The Company has implemented administrative, technical, and physical measures to detect and prevent unauthorized activity, but such precautions may not be successful.
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
Additionally, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Gen AI has contributed to an increase in the prevalence and sophistication of cyber threats, expanding the Company's exposure to disruptions. Despite the Company’s best efforts, it is not fully insulated from, and has in the past experienced, security threats and system disruptions. Although past incidents have not had a material adverse effect on the Company's operating results, there can be no assurance of a similar result in the future. Because the methods used for these systems cyberattacks are rapidly changing, the Company or its third-party vendors, despite significant focus and investment, may be unable to anticipate and/or deploy sufficient protections against such incidents. Further, the extent of a particular security incident and the steps needed to investigate may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident, including the extent of the harm and how best to remediate it, is known. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity compliance requirements, including additional regulatory expectations for oversight of third-party vendors and service providers. Cybersecurity incidents, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or
32     MOODY'S 2024 10-K

confidential data, could cause reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. In addition, disclosure or media reports of actual or perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions oversight and scrutiny.
Any of the foregoing may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company Is Exposed to Risks Related to Protection of Confidential and Personal Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security, such as the Federal Trade Commission Act in the U.S., the GDPR in the EU, the GDPR in the U.K., the Cyber Security Law, the Data Security Law, and the Personal Information Protection Law in China and various other international, federal, state and local laws and regulations. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. For example, GDPR greatly increased the jurisdictional reach of European Union privacy law and added a broad array of requirements for processing personal data, including the public disclosure of significant data breaches. Failure to comply with GDPR requirements could result in penalties of up to 4% of annual worldwide revenue. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, laws such as the California Consumer Privacy Act of 2018 ("CCPA"), require among other things, covered companies to provide disclosures to consumers, and affords consumers the ability to opt-out of certain sales of personal information. A number of U.S. states have enacted data privacy laws, including the California Privacy Rights Act of 2020 (“CPRA”), and laws in Virginia, Colorado, Connecticut, Utah, Montana, Oregon and Texas, which became effective in 2023 and 2024. Data privacy laws have also been passed in numerous U.S. states, including Iowa, Indiana, Tennessee, Delaware, New Jersey, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire and Rhode Island that will go into effect over the course of 2024, 2025 and 2026. The effects of non-compliance with the CCPA, CPRA and other similar data privacy laws are significant, and may require the Company to modify its data processing practices and policies and to incur additional costs and expenses. All of these evolving compliance and operational requirements have required or could require in the future, changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders, the cessation of existing business practices and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
The Company Is Dependent on the Use of Third-Party Software, Data, Hosted Solutions, Data Centers, Cloud and Network Infrastructure (Together, the “Third-Party Technology”), and Any Reduction in Third-Party Product Quality or Service Offerings, Could Have a Material Adverse Effect on the Company’s Business, Financial Condition or Results of Operations.
Moody’s relies on Third-Party Technology in connection with its product development and offerings and operations. The Company depends on the ability of Third-Party Technology providers to deliver and support reliable products, provide sufficient cloud computing capacity to meet demand, enhance their current products, develop new products on a timely and cost-effective basis, provide data necessary to develop and maintain its products and respond to emerging industry standards and other technological changes. The Third-Party Technology Moody’s uses can become obsolete or restrictive, incompatible with future versions of the Company’s products, fail to be comprehensive or accurate, unavailable or fail to operate effectively, and Moody’s business could be adversely affected when the Company is unable to timely or effectively replace such Third-Party Technology. In addition, certain aspects of the Company’s business rely on a concentrated group of vendors, and a cybersecurity breach or event and/or an error caused by one or more of such vendors could have a significant impact on the Company’s operations, as well as the operations of the Company's customers and other Third-Party Technology.
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
In the ordinary course, third-parties, including the Company’s vendors, are subject to various forms of cyber-attacks or security incidents. Vulnerabilities in our vendors' software, system or networks or failure of their safeguards, policies or procedures may cause material interruptions to Moody's or our vendors' websites, applications, or data processing, or could compromise the confidentiality or integrity of the impacted information. Additionally, the Company may be exposed to additional threats as the Company migrates its data from legacy systems to cloud-based solutions, and becomes increasingly dependent on third parties to store cloud-based data subjects. To date, such attacks have not resulted in a material adverse impact to Moody’s business operations, but there can be no guarantee the Company will not experience such an impact in the future.
If any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
MOODY'S 2024 10-K     33

ITEM 1C.     CYBERSECURITY AND RISK MANAGEMENT
Governance
Management
The Company maintains a dedicated internal cybersecurity team that interacts with executive management and its business units to identify, assess, manage, and respond to cybersecurity risks and incidents relating to the Company’s information systems and operations. In addition, this internal cybersecurity team is responsible for managing detection, mitigation and remediation of cybersecurity incidents. The internal cybersecurity team is managed by the CISO, who reports to the CAO, who is a member of the executive leadership team. At December 31, 2024, the Company’s internal cybersecurity team consisted of members located in various countries and time zones across the world. The team has members with experience in governance, risk management and compliance, threat monitoring, threat emulation, penetration testing and cyber incident management. Team members have both individual responsibilities and a team focus, covering areas such as network, endpoint device, and e-mail security engineering as well as operations and threat management, monitoring, and response.
The Cyber Committee, chaired by the CISO, and whose members include the CTSO, CAO and Chief Risk & Resiliency Officer, as well as other members of senior management and the legal team, is responsible for identifying cybersecurity risks and threats, recommending mitigating actions to strengthen cybersecurity resilience, and meeting risk tolerance thresholds established by senior management. The Cyber Committee also validates that the Company has appropriate people, process and technology capabilities to identify, mitigate and report on cybersecurity risks to the executive leadership team and the Board of Directors. The Cyber Committee meets regularly to allow members of the internal cybersecurity team to present concerns and recommendations for decisions on preventing, identifying, mitigating, and remediating risks and threats. To the extent warranted, the Cyber Committee may additionally be convened on an ad hoc basis. The Cyber Committee makes decisions regarding the reporting of cybersecurity concerns to the executive leadership team, who escalate issues to the Board and/or the Audit Committee as necessary. In the case of incidents that arise, the Cyber Committee, under the direction of the Board and/or executive leadership team when appropriate, works to involve all appropriate personnel with the aim of resolving the incident, performing any required remediation/reporting, and taking appropriate steps to comply with applicable laws and regulations. The process that the Cyber Committee follows upon emergence of incidents is documented in the Company’s Incident Response Plan. Additionally, cybersecurity risks and the adequacy of associated mitigations are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by the Board.
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
Risk Management and Strategy
The objective of the Company's comprehensive cybersecurity program is to assess, identify, and manage risks from cybersecurity incidents and threats. The Company's cybersecurity program leverages the NIST Framework and it incorporates training and awareness coupled with ongoing monitoring and assessment. The cybersecurity program is an important part of the Company’s enterprise risk management (ERM), with the head of the Company’s ERM program (the Chief Risk & Resiliency Officer) sitting on the Cyber Committee, and sets forth a process for escalating certain incidents to the Company’s ERM group integrated into the Company’s Incident Response Plan.
As part of the cybersecurity program, the Company’s cybersecurity environment is monitored by automated tools on an ongoing basis and an internal cybersecurity team that reviews threats, alerts, and incidents. The Company’s Incident Response Plan provides governance and guidance in responding to information security incidents and is tested regularly for calibration against existing and emerging threats. The Incident Response Plan describes the process to be followed by the Cyber Committee in connection with the oversight of the cybersecurity environment and specific events that occur from time to time. The cybersecurity program undergoes periodic internal and external reviews. In addition, the Company's Internal Controls Department performs an independent assessment of the design and operating effectiveness of the Company’s network of cybersecurity controls in accordance with the NIST Framework. The results of the assessment are periodically shared with the Cyber Committee.
The Company’s cybersecurity environment is also subject to routine vulnerability assessment processes. Internal and external teams, including the Cyber Committee, conduct activities such as penetration testing, red teaming, tabletop exercises and phishing drills. Results are measured and assessed for possible improvements. In addition to these ongoing efforts, the Company has a set
34     MOODY'S 2024 10-K

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
The Company is subject to various privacy laws in the jurisdictions where it operates including CCPA and GDPR, as well as U.S. Federal regulation by the FTC, for certain privacy-related aspects of its business, and the Sarbanes-Oxley Act of 2002. The Company is audited in connection with requirements set forth in the Sarbanes-Oxley Act of 2002, and Moody’s Analytics obtains third-party audits in connection with the ISO 27001 certification and SOC 1 and SOC 2 attestation reports, respectively, for certain products. As previously mentioned, the Company also aligns with NIST standards in connection with information security, which it uses to evaluate its cybersecurity readiness and resilience, and is required to make various filings and comply with requirements in certain jurisdictions in which it operates.
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
ITEM 2.     PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007. As of December 31, 2024, Moody’s operations were conducted from 29 U.S. offices and 102 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.     LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements,” Note 19 “Contingencies” in this Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY'S 2024 10-K     35

MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	382,909	$471.64	374,250	$1,870 million
November 1- 30	304,282	$474.26	304,006	$1,726 million
December 1- 31	329,465	$486.13	326,742	$1,567 million
Total	1,016,656	$477.15	1,004,998
(1)Includes surrender to the Company of 8,659; 276; and 2,723 shares of common stock in October, November and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months.
On February 5, 2024, the Board of Directors authorized $1 billion in share repurchase authority. On October 15, 2024, the Board authorized an additional $1.5 billion in share repurchase authority. At December 31, 2024, there was approximately $1.6 billion of share repurchase authority remaining under these authorizations. There is no established expiration date for the remaining authorizations.
During the fourth quarter of 2024, Moody’s issued a net 83 thousand shares under employee stock-based compensation plans.
COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2025 was 1,362. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2024, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,563,379	(1)	$267.64	18,949,656	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	2,563,379		$267.64	18,949,656
(1)Includes 1,927,315 options and unvested restricted stock units outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, 31,168 options and unvested restricted stock units outstanding under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan and 5,300 unvested restricted stock units outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 599,596 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout of the target award for performance shares granted in 2022, 2023 and 2024. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 315,665.
(2)Does not reflect unvested restricted stock units or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 15,206,030 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 9,584,545 may be issued as awards of unrestricted shares, restricted stock, restricted stock units, performance shares or any other stock-based awards under the 2001 Stock Incentive Plan, 466,831 shares available for issuance as options or restricted stock units under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan, and 861,174 shares available for issuance as options, shares of restricted stock, restricted stock units or performance shares under the 1998 Directors Plan, and 2,415,621 shares available for issuance under the Company’s Employee Stock Purchase Plan.
36     MOODY'S 2024 10-K

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of Standard & Poor’s 500 Composite Index and the Russell 3000 Financial Services Index.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2019. The comparison also assumes the reinvestment of dividends, if any. The total return for the Company's common stock was 108% during the performance period as compared with a total return during the same period of 97% and 85% for the S&P 500 Composite Index and the Russell 3000 Financial Services Index, respectively.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the Standard & Poor’s 500 Composite Index, and
the Russell 3000 Financial Services Index

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Moody’s Corporation	$100.00	$123.28	$167.13	$120.32	$170.28	$208.01
S&P 500 Composite Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Russell 3000—Financial Services Index	$100.00	$98.99	$136.16	$116.49	$142.90	$184.70
The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
MOODY'S 2024 10-K     37

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
38     MOODY'S 2024 10-K

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
The Company is subject to tax audits in the U.S. and various foreign jurisdictions. The Company regularly assesses the likely outcomes of such audits in order to determine the appropriateness of liabilities for UTPs. The Company classifies interest related to income taxes as a component of interest expense in the Company’s consolidated statements of operations and associated penalties, if any, as part of other non-operating expenses.
For UTPs, ASC Topic 740 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-
MOODY'S 2024 10-K     39

than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. As the determination of liabilities related to UTPs and associated interest and penalties requires significant estimates to be made by the Company, there can be no assurance that the Company will accurately predict the outcomes of these audits, and thus the eventual outcomes could have a material impact on the Company’s operating results or financial condition.
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
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2024 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
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
When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2024 that have not been recognized in annual expense are $48 million, and Moody’s expects the net periodic expense related to the amortization of net actuarial (losses)/gains will be immaterial in 2025.
For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the impact
40     MOODY'S 2024 10-K

of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2024, the Company has an unrecognized loss of $68 million, of which $19 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets component of 2025 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2025 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2025 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2025	Estimated Impact on 2025 Income before Provision for Income Taxes (Decrease) Increase
Weighted Average Discount Rates (1)	5.43%/5.40%	$(4)
Weighted Average Assumed Compensation Growth Rate	3.60%	$1
Assumed Long-Term Rate of Return on Pension Assets	6.60%	$(5)
(1)Weighted average discount rates of 5.43% and 5.40% for pension plans and Other Retirement Plans, respectively.
Based on current projections, the Company estimates that net periodic expense related to Retirement Plans will be immaterial in 2025.
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
Reportable Segments
The Company is organized into two reportable segments at December 31, 2024: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 20 to the consolidated financial statements.
MOODY'S 2024 10-K     41

Results of Operations
This section of this Form 10-K generally discusses the year ended December 31, 2024 and 2023 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2023 financial results and year-to-year comparisons between the years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
42     MOODY'S 2024 10-K

Year ended December 31, 2024 compared with year ended December 31, 2023
Executive Summary
The following table provides an executive summary of key operating results for the year ended December 31, 2024. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Year Ended December 31,
Financial measure:	2024	2023	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$7,088	$5,916	20%	— reflects growth in both segments
MA external revenue	$3,295	$3,056	8%
— sustained demand for KYC, insurance offerings and SaaS-based banking solutions;
— ongoing strong retention for ratings data feeds and company data applications; and
— continued demand and sales growth for credit and economic research product offerings

MIS external revenue	$3,793	$2,860	33%
reflects issuance growth across all LOBs resulting from:
— favorable market conditions for issuers, due to sustained tight credit spreads and declining interest rates that drove strong refinancing activity; and
— demand from investors as yields remained high for a majority of the year

Total operating and SG&A expenses	$3,680	$3,319	(11%)
— higher incentive and stock-based compensation aligned with financial and operating performance; and
— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments

Depreciation and amortization	$431	$373	(16%)	— higher amortization relating to internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$59	$87	32%	— relates to the Company's restructuring programs, more fully discussed in Note 9 to the consolidated financial statements
Charges related to asset abandonment	$43	$—	NM
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 22 to the consolidated financial statements

Total non-operating (expense) income, net	$(176)	$(202)	13%
— an increase in interest income of $39 million due to higher cash and short-term investment balances and higher interest rates; and
— a net decrease of $30 million in foreign exchange losses recorded during the year mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023;
partially offset by:
— an increase in tax-related interest expense of $21 million mainly due to the favorable resolution of tax matters in the prior year

Operating Margin	40.6%	36.1%	450BPS	— operating margin and Adjusted Operating Margin(1) expansion reflects strong revenue growth, particularly in MIS, outpacing operating and SG&A expense growth
Adjusted Operating Margin(1)	48.1%	43.9%	420BPS
ETR	23.7%	16.9%	(680BPS)	— higher ETR primarily reflects tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions
Diluted EPS	$11.26	$8.73	29%
— increase reflects growth in operating income/Adjusted Operating Income(1) driven mainly by increases in MIS revenue, partially offset by:
— a $0.76 per share benefit in the prior year resulting from the resolutions of tax matters in the first quarter of 2023

Adjusted Diluted EPS(1)	$12.47	$9.90	26%
MOODY'S 2024 10-K     43

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
United States	$3,836	$3,071	25%
Non-U.S.:
EMEA	2,174	1,886	15%
Asia-Pacific	629	570	10%
Americas	449	389	15%
Total Non-U.S.	3,252	2,845	14%
Total	7,088	5,916	20%
Expenses:
Operating	1,945	1,687	(15%)
SG&A	1,735	1,632	(6%)
Depreciation and amortization	431	373	(16%)
Restructuring	59	87	32%
Charges related to asset abandonment	43	—	NM
Total	4,213	3,779	(11%)
Operating income	2,875	2,137	35%
Adjusted Operating Income (1)	3,408	2,597	31%
Interest expense, net	(237)	(251)	6%
Other non-operating income, net	61	49	24%
Non-operating (expense) income, net	(176)	(202)	13%
Net income attributable to Moody’s	$2,058	$1,607	28%
Diluted weighted average shares outstanding	182.7	184.0	1%
Diluted EPS attributable to Moody’s common shareholders	$11.26	$8.73	29%
Adjusted Diluted EPS (1)	$12.47	$9.90	26%
Operating margin	40.6%	36.1%
Adjusted Operating Margin (1)	48.1%	43.9%
ETR	23.7%	16.9%
GLOBAL REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

Global revenue ⇑ $1,172 million	U.S. Revenue ⇑ $765 million	Non-U.S. Revenue ⇑ $407 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.
44     MOODY'S 2024 10-K

Operating Expense ⇑ $258 million

Compensation expenses of $1,469 million increased $245 million, with the most notable drivers reflecting:	Non-compensation expenses of $476 million increased $13 million, with the most notable driver reflecting:
— higher salaries and benefits reflecting hiring and salary increases to support continued growth in the business; and	— costs to support operating growth, including investments in technology and innovation
— higher incentive and stock-based compensation aligned with financial and operating performance and headcount growth

SG&A Expense ⇑ $103 million

Compensation expenses of $1,070 million increased $54 million, with the most notable drivers reflecting:	Non-compensation expenses of $665 million increased $49 million, with the most notable drivers reflecting:
— higher incentive and stock-based compensation aligned with headcount growth and financial and operating performance	— a charge in 2024 relating to a regulatory investigation, which is more fully discussed in Note 19 to the consolidated financial statements; and
— increases in costs to support operating growth, including investments to support technology and innovation

MOODY'S 2024 10-K     45

Depreciation and amortization
The increase in depreciation and amortization expense is driven by amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 22 to the consolidated financial statements.

Operating margin 40.6%, up 450 BPS	Adjusted Operating Margin 48.1%, up 420 BPS
Increases in both Operating margin and Adjusted Operating Margin(1) are due to strong revenue growth, particularly within MIS, partially offset by an increase in operating and SG&A expenses.

Interest Expense ⇓ $14 million	Other non-operating income ⇑ $12 million

The decrease in interest expense is primarily due to:	The most notable drivers of the increase in income are:
— higher interest income of $39 million reflecting higher cash and short-term investment balances and interest yields; partially offset by:
— a $30 million net decrease in foreign currency losses mainly attributable to an immaterial out-of-period adjustment relating to the 2022 fiscal year recorded in the first quarter of 2023; partially offset by:

— an increase of $21 million in tax-related interest mainly reflecting the favorable resolution of tax matters in the prior year	— a benefit of $9 million in the prior year related to the favorable resolution of various tax matters

ETR ⇑ 680BPS
The increase in the ETR primarily reflects $113 million in tax benefits recognized in the first quarter of 2023, which resulted from the resolutions of UTPs in various U.S. and non-U.S. tax jurisdictions that did not recur in 2024.

Diluted EPS ⇑ $2.53	Adjusted Diluted EPS ⇑ $2.57
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above. This was partially offset by a $0.76 per share benefit in the prior year related to the resolution of tax matters in the first quarter of 2023.
46     MOODY'S 2024 10-K

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Decision Solutions (DS)	$1,516	$1,383	10%
Research and Insights (R&I)	926	884	5%
Data and Information (D&I)	853	789	8%
Total external revenue	3,295	3,056	8%
Intersegment revenue	13	13	—%
Total MA Revenue	3,308	3,069	8%
Expenses:
Operating and SG&A (external)	2,101	1,946	(8%)
Operating and SG&A (intersegment)	193	186	(4%)
Total operating and SG&A expense	2,294	2,132	(8%)
Adjusted Operating Income	$1,014	$937	8%
Adjusted Operating Margin	30.7%	30.5%

Depreciation and amortization	353	298	(18%)
Restructuring	42	59	29%
Charges related to asset abandonment	43	—	NM
MOODY'S ANALYTICS REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

MA: Global revenue ⇑ $239 million	U.S. Revenue ⇑ $69 million	Non-U.S. Revenue ⇑ $170 million
The 8% increase in global MA revenue reflects growth both in the U.S. (5%) and internationally (10%) across all LOBs.
–ARR(2) increased 9% reflecting strong growth across all LOBs.

MOODY'S 2024 10-K     47

DECISION SOLUTIONS REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

DS: Global revenue ⇑ $133 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇑ $113 million
Global DS revenue for the for the years ended December 31, 2024 and 2023 was comprised as follows:
Global DS revenue grew 10% and reflects increases in both the U.S. (4%) and internationally (14%).
The most notable drivers of the growth reflect:
–strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage, coupled with sales growth from new customers, drove both revenue and ARR(2) growth of 18% and 17%, respectively;
–Insurance revenue and ARR(2) grew 9% and 12%, respectively.
–recurring revenue growth of 12% in Insurance was attributable to improved customer retention and strong demand resulting in new sales for subscription-based catastrophe modeling tools.
–Banking revenue and ARR(2) grew 6% and 9%, respectively.
–recurring revenue growth of 11% within Banking was supported by strong customer retention coupled with expansion of existing customer relationships to subscription-based banking offerings, which enable customers' lending, risk management and finance workflows;
–the aforementioned recurring revenue growth for Insurance and Banking was partially offset by a decline in transaction revenue of 39% and 10%, respectively, reflecting MA's continued strategic shift to subscription-based solutions.
The aforementioned factors contributed to overall ARR(2) growth for DS of 12%.
48     MOODY'S 2024 10-K

RESEARCH AND INSIGHTS REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

R&I: Global revenue ⇑ $42 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇑ $18 million
Global R&I revenue increased 5% compared to 2023 and reflects growth in both the U.S. (5%) and internationally (5%). This increase was attributable to sales growth for credit and economic research product offerings, which contributed to ARR(2) growth of 6%.

DATA AND INFORMATION REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $64 million	U.S. Revenue ⇑ $25 million	Non-U.S. Revenue ⇑ $39 million
Global D&I revenue increased 8% compared to 2023 and reflects growth in both the U.S. (9%) and internationally (8%), mainly driven by continued strong demand for company ratings feeds and data applications, which contributed to ARR(2) growth of 8% for D&I.
MOODY'S 2024 10-K     49

MA: Operating and SG&A Expense ⇑ $155 million

Compensation expenses of $1,370 million increased $132 million:	Non-compensation expenses of $731 million increased $23 million:
— the growth in salaries and benefits reflects higher headcount and annual salary increases to support business growth; and	— the modest increase is mostly attributable to costs to support operating growth, including investments in technology and innovation
— the increase in incentive and stock-based compensation is driven by higher headcount and financial and operating performance

MA: Adjusted Operating Margin 30.7% ⇑ 20BPS
Modest Adjusted Operating Margin expansion for MA is primarily due to the 8% increase in global MA revenue, offset by an 8% increase in operating and SG&A expenses.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The restructuring charges relate to the Company's restructuring programs as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 22 to the consolidated financial statements.
50     MOODY'S 2024 10-K

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2024	2023
Revenue:
Corporate finance (CFG)	$1,950	$1,404	39%
Structured finance (SFG)	518	405	28%
Financial institutions (FIG)	727	545	33%
Public, project and infrastructure finance (PPIF)	564	476	18%
Total ratings revenue	3,759	2,830	33%
MIS Other	34	30	13%
Total external revenue	3,793	2,860	33%
Intersegment royalty	193	186	4%
Total	3,986	3,046	31%
Expenses:
Operating and SG&A (external)	1,579	1,373	(15%)
Operating and SG&A (intersegment)	13	13	—%
Total operating and SG&A expense	1,592	1,386	(15%)
Adjusted Operating Income	$2,394	$1,660	44%
Adjusted Operating Margin	60.1%	54.5%

Depreciation and amortization	78	75	(4%)
Restructuring	17	28	39%
The following chart presents changes in rated issuance volumes compared to 2023. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S 2024 10-K     51

MOODY'S INVESTORS SERVICE REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

MIS: Global revenue ⇑ $933 million	U.S. Revenue ⇑ $696 million	Non-U.S. Revenue ⇑ $237 million
The increase in global MIS revenue reflects strong growth across all LOBs.
CFG REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

CFG: Global revenue ⇑ $546 million	U.S. Revenue ⇑ $381 million	Non-U.S. Revenue ⇑ $165 million
Global CFG revenue for the years ended December 31, 2024 and 2023 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
52     MOODY'S 2024 10-K

The increase in CFG revenue of 39% reflects increases in both the U.S (40%) and internationally (37%).
Transaction revenue increased $528 million compared to the prior year, with continued momentum in leveraged finance (which includes bank loans and speculative-grade bonds) and investment-grade issuance. The growth in these sectors resulted from:
–strong refinancing activity and new mandates, resulting from:
–continued tight credit spreads and declining interest rates; and
–strong investor demand as yields remained high for the majority of the year; and
–bank loan and investment-grade issuance to fund M&A transactions.
SFG REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

SFG: Global revenue ⇑ $113 million	U.S. Revenue ⇑ $116 million	Non-U.S. Revenue ⇓ $3 million
Global SFG revenue for the years ended December 31, 2024 and 2023 was comprised as follows:
The increase in SFG revenue of 28% reflects growth in the U.S. (46%), partially offset by modest declines in international revenue (2%).
Transaction revenue increased $102 million compared to 2023, mainly attributable to:
–higher CLO issuance, with new deals supported by increased bank loan activity, coupled with refinancing activity; and
–increased issuance activity from the CMBS asset class, reflecting tightening credit spreads, declining interest rates and strong investor demand.
MOODY'S 2024 10-K     53

FIG REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

FIG: Global revenue ⇑ $182 million	U.S. Revenue ⇑ $133 million	Non-U.S. Revenue ⇑ $49 million
Global FIG revenue for the years ended December 31, 2024 and 2023 was comprised as follows:
The increase in FIG revenue of 33% reflects growth in both the U.S. (53%) and internationally (17%).
Transaction revenue increased $164 million compared to 2023, primarily driven by issuance growth in the insurance and banking sector, which was supported by a favorable issuance mix from infrequent issuer activity.
PPIF REVENUE
2024---------------------------------------------------------------------------------------2023
________________________________________________________________________________________________________

PPIF: Global revenue ⇑ $88 million	U.S. Revenue ⇑ $67 million	Non-U.S. Revenue ⇑ $21 million
54     MOODY'S 2024 10-K

Global PPIF revenue for the years ended December 31, 2024 and 2023 was comprised as follows:
The 18% increase in PPIF revenue reflects increases in both the U.S. (23%) and internationally (11%).
Transaction revenue increased $83 million compared to 2023, primarily due to:
–higher issuance from U.S. Public Finance issuers, reflecting increased activity in the state and local government and higher education sectors;
–increased investment-grade infrastructure finance activity in both the U.S. and EMEA; and
–higher U.S. Project Finance activity supported by continued market improvement.

MIS: Operating and SG&A Expense ⇑ $206 million

Compensation expenses of $1,169 million increased $166 million, with the most notable drivers of the growth reflecting:	Non-compensation expenses of $410 million increased $40 million with the most notable drivers of the growth reflecting:
— an increase in incentive and stock-based compensation driven by higher headcount and financial and operating performance; and	— an increase in costs to support operating growth; and
— a charge relating to a regulatory investigation, which is more fully discussed in Note 19 to the consolidated financial statements
— growth in salaries and benefits reflecting higher headcount and annual salary increases

MIS: Adjusted Operating Margin of 60.1% ⇑ 560BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 33% increase in revenue, partially offset by growth of 15% in operating and SG&A expenses.

Restructuring Charges
The restructuring charges relate to the Company's restructuring programs as more fully discussed in Note 9 to the consolidated financial statements.
MOODY'S 2024 10-K     55

Market Risk
FX risk:
Moody’s maintains a presence in more than 40 countries. In 2024, approximately 39% of the Company’s revenue and approximately 38% of the Company's expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2024, approximately 49% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
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

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$59 million unfavorable impact
U.S. dollar	Singapore dollar	$4 million unfavorable impact
U.S. dollar	Canadian dollar	$3 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact
U.S. dollar	Indian Rupee	$2 million unfavorable impact
Euro	U.S. dollar	$1 million unfavorable impact
$71 million unfavorable impact
(1)Refer to Note 6 to the consolidated financial statements in Item 8 of this Form 10-K for further detail on the forward contracts.
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
Cross-currency swaps
As of December 31, 2024, the Company had cross-currency swaps designated as hedges of euro denominated net investments in subsidiaries, for which the notional values and corresponding interest rates are disclosed in Note 6 to the consolidated financial statements located in Item 8 of this Form 10-K.
If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $321 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI, which would be offset by favorable currency translation gains on the Company’s euro net investment in foreign subsidiaries.
Euro-denominated debt
As of December 31, 2024, the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $129 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.
56     MOODY'S 2024 10-K

Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statement of operations. A hypothetical change of 100 BPS in the SOFR-based swap rate would result in an approximate $161 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.
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
Cash Flow
The Company is currently financing its operations, capital expenditures, acquisitions and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable/ (unfavorable)
	2024	2023
Net cash provided by operating activities	$2,838	$2,151	$687
Net cash used in investing activities	$(1,056)	$(247)	$(809)
Net cash used in financing activities	$(1,446)	$(1,584)	$138
Free Cash Flow (1)	$2,521	$1,880	$641
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities increased by $687 million compared to the prior year, with the most notable drivers reflecting:
–growth in operating income of $738 million coupled with various changes in working capital;
partially offset by:
–$269 million in higher income tax payments in the current year.
Net cash used in investing activities
The $809 million increase in cash flows used in investing activities compared to 2023 primarily reflects:
–higher net purchases of investments in 2024 of $535 million;
–higher cash paid for acquisitions, net of cash acquired, of $218 million primarily due to the acquisition of Numerated in the fourth quarter of 2024, GCR and Praedicat in the third quarter of 2024, and certain other immaterial acquisitions completed in the first quarter of 2024; and
–higher cash paid for capital additions of $46 million compared to the prior year reflecting both the development of SaaS-based solutions in MA coupled with costs to support investments in company-wide technology infrastructure.
Net cash used in financing activities
The $138 million decrease in cash used in financing activities was primarily attributed to:
MOODY'S 2024 10-K     57

–a $500 million repayment of notes payable in 2023; and
–a $496 million issuance of notes in the third quarter of 2024;
partially offset by:
– higher cash paid for treasury share repurchases in 2024 of $802 million compared to the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $3.0 billion at December 31, 2024 included approximately $1.7 billion located outside of the U.S. Approximately 33% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in EUR and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax since 2017. The Company continues to evaluate which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested. Accordingly, the Company continues to repatriate a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At December 31, 2024, Moody’s had $7.4 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the $1.25 billion 2024 Credit Facility.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2024 is as follows:
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.7 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter. For additional information on the Company's outstanding debt, CP program and 2024 Credit Facility, refer to Note 16 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of December 31, 2024, these purchase obligations totaled $716 million, of which approximately 45% is expected to be paid in the next twelve months and another approximate 45% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments related to its operating leases of $478 million at December 31, 2024, primarily related to real estate leases, of which $111 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 18 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at December 31, 2024, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the
58     MOODY'S 2024 10-K

Company's unfunded plans are not expected to be material in either the short or long-term. For further information on the Company's pension and other retirement plan obligations, refer to Note 13 to the consolidated financial statements.
Dividends and share repurchases
On February 12, 2025, the Board approved the declaration of a quarterly dividend of $0.94 per share for Moody’s common stock, payable March 14, 2025 to shareholders of record at the close of business on February 25, 2025. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On February 5, 2024, the Board of Directors authorized $1 billion in share repurchase authority. On October 15, 2024, the Board authorized an additional $1.5 billion in share repurchase authority. At December 31, 2024, the Company had approximately $1.6 billion of remaining authority under these authorizations. There is no established expiration date for the remaining authorizations.
Restructuring
As more fully discussed in Note 9 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be $165 million to $195 million, which are expected to be paid out through 2027.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2025. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments; and iii) charges related to asset abandonment. Depreciation and amortization are excluded because companies utilize productive assets of different useful lives and use different methods of acquiring and depreciating productive assets. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Refer to Notes 9 and 22 to the consolidated financial statements for further information regarding the nature of the Company’s restructuring programs and asset abandonment, respectively.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Year ended December 31,
	2024	2023
Operating income	$2,875	$2,137
Adjustments:
Depreciation and amortization	431	373
Restructuring	59	87
Charges related to asset abandonment	43	—
Adjusted Operating Income	$3,408	$2,597
Operating margin	40.6%	36.1%
Adjusted Operating Margin	48.1%	43.9%
MOODY'S 2024 10-K     59

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
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, and gains on previously held equity method investments are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2024		2023
Net income attributable to Moody’s common shareholders		$2,058		$1,607
Pre-tax Acquisition-Related Intangible Amortization Expenses	$198		$198
Tax on Acquisition-Related Intangible Amortization Expenses	(48)		(48)
Net Acquisition-Related Intangible Amortization Expenses		150		150
Pre-tax restructuring	$59		$87
Tax on restructuring	(15)		(22)
Net restructuring		44		65
Pre-tax charges related to asset abandonment	$43		$—
Tax on charges related to asset abandonment	(11)		—
Net charges related to asset abandonment		32		—
Pre-tax gain on previously held equity method investments	$(7)		$—
Tax on gain on previously held equity method investments	2		—
Net gain on previously held equity method investments		(5)		—
Adjusted Net Income		$2,279		$1,822

	Year ended December 31,
	2024		2023
Diluted earnings per share attributable to Moody’s common shareholders		$11.26		$8.73
Pre-tax Acquisition-Related Intangible Amortization Expenses	$1.08		$1.08
Tax on Acquisition-Related Intangible Amortization Expenses	(0.26)		(0.26)
Net Acquisition-Related Intangible Amortization Expenses		0.82		0.82
Pre-tax restructuring	$0.32		$0.47
Tax on restructuring	(0.08)		(0.12)
Net restructuring		0.24		0.35
Pre-tax charges related to asset abandonment	$0.24		$—
Tax on charges related to asset abandonment	(0.06)		—
Net charges related to asset abandonment		0.18		—
Pre-tax gain on previously held equity method investments	$(0.04)		$—
Tax on gain on previously held equity method investments	0.01		—
Net gain on previously held equity method investments		(0.03)		—
Adjusted Diluted EPS		$12.47		$9.90
60     MOODY'S 2024 10-K

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

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$2,838	$2,151
Capital additions	(317)	(271)
Free Cash Flow	$2,521	$1,880
Net cash used in investing activities	$(1,056)	$(247)
Net cash used in financing activities	$(1,446)	$(1,584)
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

Amounts in millions	December 31, 2024	December 31, 2023	Change	Growth
MA ARR
Decision Solutions
Banking	$457	$420	$37	9%
Insurance	601	536	65	12%
KYC	390	334	56	17%
Total Decision Solutions	$1,448	$1,290	$158	12%
Research and Insights	942	885	57	6%
Data and Information	888	821	67	8%
Total MA ARR	$3,278	$2,996	$282	9%
Recently Issued Accounting Pronouncements
Refer to Note 2 to the consolidated financial statements located in Part II, Item 8 on this Form 10-K for a discussion on the impact to the Company relating to recently issued accounting pronouncements.
Contingencies
Legal proceedings in which the Company is involved also may impact Moody’s liquidity or operating results. No assurance can be provided as to the outcome of such proceedings. In addition, litigation inherently involves significant costs. For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements,” Note 19 “Contingencies” in this Form 10-K.
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
MOODY'S 2024 10-K     61

statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 38 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
–the impact of general economic conditions (including significant government debt and deficit levels, and inflation and related monetary policy actions by governments in response to inflation) on worldwide credit markets and on economic activity, including on the level of merger and acquisition activity, and their effects on the volume of debt and other securities issued in domestic and/or global capital markets;
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
–the timing and effectiveness of our restructuring programs;
–currency and foreign exchange volatility;
62     MOODY'S 2024 10-K

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
–the impact of mergers, acquisitions, or other business combinations and the ability of Moody’s to successfully integrate acquired businesses;
–the level of future cash flows;
–the levels of capital investments; and
–a decline in the demand for credit risk management tools by financial institutions, corporate or government entities.
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2024, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information in response to this item is set forth under the caption “Market Risk” in Part II, Item 7 on page 56 of this annual report on Form 10-K.
ITEM 8.     FINANCIAL STATEMENTS
Schedules are omitted as not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes thereto.
MOODY'S 2024 10-K     63

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
Management of the Company evaluated and assessed the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of Moody's internal control over financial reporting as of December 31, 2024.

/s/ ROBERT FAUBER
Robert Fauber
President and Chief Executive Officer

/s/ NOÉMIE HEULAND
Noémie Heuland
Senior Vice President and Chief Financial Officer

February 14, 2025
64     MOODY'S 2024 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody's Corporation and subsidiaries (the Company) as December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

MOODY'S 2024 10-K     65

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
Gross uncertain tax positions
As discussed in Note 15 to the consolidated financial statements, the Company has recorded uncertain tax positions (UTPs), excluding associated interest of $211 million as of December 31, 2024. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority. We identified the assessment of the Company’s gross UTPs as a critical audit matter because complex judgment was required in evaluating the Company’s interpretation of tax laws and its estimate of the ultimate resolution of the tax positions.
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
New York, New York
February 14, 2025
66     MOODY'S 2024 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$7,088	$5,916	$5,468
Expenses
Operating	1,945	1,687	1,613
Selling, general and administrative	1,735	1,632	1,527
Depreciation and amortization	431	373	331
Restructuring	59	87	114
Charges related to asset abandonment	43	—	—
Total expenses	4,213	3,779	3,585
Operating income	2,875	2,137	1,883
Non-operating (expense) income, net
Interest expense, net	(237)	(251)	(231)
Other non-operating income, net	61	49	38
Gain on extinguishment of debt	—	—	70
Non-operating (expense) income, net	(176)	(202)	(123)
Income before provision for income taxes	2,699	1,935	1,760
Provision for income taxes	640	327	386
Net income	2,059	1,608	1,374
Less: Net income attributable to noncontrolling interests	1	1	—
Net income attributable to Moody’s	$2,058	$1,607	$1,374
Earnings per share
Basic	$11.32	$8.77	$7.47
Diluted	$11.26	$8.73	$7.44
Weighted average shares outstanding
Basic	181.8	183.2	183.9
Diluted	182.7	184.0	184.7
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2024 10-K     67

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$2,059			$1,608			$1,374
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(309)	$(3)	$(312)	$213	$(1)	$212	$(439)	$2	$(437)
Foreign currency translation adjustments - reclassification of losses included in net income	—	—	—	—	—	—	20	—	20
Net gains (losses) on net investment hedges	299	(77)	222	(177)	45	(132)	219	(55)	164
Cash Flow Hedges:
Reclassification of losses included in net income	3	(1)	2	2	(1)	1	2	—	2
Pension and Other Retirement Benefits:
Amortization of actuarial gains (losses), prior service credits (costs), and settlement gain (charge) included in net income	(2)	—	(2)	(3)	—	(3)	3	(1)	2
Net actuarial gains (losses)	25	(6)	19	(8)	2	(6)	(1)	1	—
Total Other Comprehensive Income (Loss)	$16	$(87)	$(71)	$27	$45	$72	$(196)	$(53)	$(249)
Comprehensive Income			1,988			1,680			1,125
Less: comprehensive loss attributable to noncontrolling interests			—			(4)			(16)
Comprehensive Income Attributable to Moody’s			$1,988			$1,684			$1,141
The accompanying notes are an integral part of the consolidated financial statements.
68     MOODY'S 2024 10-K

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,408	$2,130
Short-term investments	566	63
Accounts receivable, net of allowances for credit losses of $32 in 2024 and $35 in 2023	1,801	1,659
Other current assets	515	489
Total current assets	5,290	4,341
Property and equipment, net of accumulated depreciation of $1,453 in 2024 and $1,272 in 2023	656	603
Operating lease right-of-use assets	216	277
Goodwill	5,994	5,956
Intangible assets, net	1,890	2,049
Deferred tax assets, net	293	258
Other assets	1,166	1,138
Total assets	$15,505	$14,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,344	$1,076
Current portion of operating lease liabilities	102	108
Current portion of long-term debt	697	—
Deferred revenue	1,454	1,316
Total current liabilities	3,597	2,500
Non-current portion of deferred revenue	57	65
Long-term debt	6,731	7,001
Deferred tax liabilities, net	449	402
Uncertain tax positions	211	196
Operating lease liabilities	216	306
Other liabilities	517	676
Total liabilities	11,778	11,146
Contingencies (Note 19)
Shareholders’ equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2024 and December 31, 2023, respectively.	3	3
Capital surplus	1,451	1,228
Retained earnings	16,071	14,659
Treasury stock, at cost; 162,593,213 and 160,430,754 shares of common stock at December 31, 2024 and December 31, 2023, respectively	(13,322)	(12,005)
Accumulated other comprehensive loss	(638)	(567)
Total Moody’s shareholders’ equity	3,565	3,318
Noncontrolling interests	162	158
Total shareholders’ equity	3,727	3,476
Total liabilities and shareholders’ equity	$15,505	$14,622
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2024 10-K     69

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$2,059	$1,608	$1,374
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	431	373	331
Stock-based compensation	220	193	169
Deferred income taxes	(62)	(38)	48
Non-cash restructuring and asset impairment/abandonment-related charges	32	35	29
Provision for credit losses on accounts receivable	15	22	25
FX translation losses reclassified to net income	—	—	20
Gain on extinguishment of debt	—	—	(70)
Gain on previously held/sold investments in non-consolidated affiliates	(7)	(4)	—
Changes in assets and liabilities:
Accounts receivable	(187)	(12)	9
Other current assets	(36)	119	(223)
Other assets	(17)	(69)	(48)
Lease obligations	(33)	(26)	(19)
Accounts payable and accrued liabilities	225	76	(161)
Deferred revenue	154	24	20
Unrecognized tax positions and other non-current tax liabilities	18	(129)	(33)
Other liabilities	26	(21)	3
Net cash provided by operating activities	2,838	2,151	1,474
Cash flows from investing activities
Capital additions	(317)	(271)	(283)
Purchases of investments	(651)	(143)	(246)
Sales and maturities of investments	135	162	216
Purchases of investments in non-consolidated affiliates	(4)	(5)	(74)
Sales of/distributions from investments in non-consolidated affiliates	2	13	2
Cash paid for acquisitions, net of cash acquired	(221)	(3)	(97)
Receipts from settlements of net investment hedges	—	—	220
Net cash used in investing activities	(1,056)	(247)	(262)
Cash flows from financing activities
Issuance of notes	496	—	988
Repayment of notes	—	(500)	(626)
Proceeds from stock-based compensation plans	73	50	26
Repurchase of shares related to stock-based compensation	(91)	(71)	(87)
Treasury shares	(1,292)	(490)	(983)
Dividends	(620)	(564)	(515)
Dividends to noncontrolling interests	(7)	(9)	(1)
Debt issuance costs, extinguishment costs and related fees	(5)	—	(10)
Net cash used in financing activities	(1,446)	(1,584)	(1,208)
Effect of exchange rate changes on cash and cash equivalents	(58)	41	(46)
Increase (decrease) in cash and cash equivalents	278	361	(42)
Cash and cash equivalents, beginning of period	2,130	1,769	1,811
Cash and cash equivalents, end of period	$2,408	$2,130	$1,769
The accompanying notes are an integral part of the consolidated financial statements.
70     MOODY'S 2024 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2021	342.9	$3	$885	$12,762	(157.3)	$(10,513)	$(410)	$2,727	$189	$2,916
Net income				1,374				1,374	—	1,374
Dividends ($2.80 per share)				(518)				(518)	(3)	(521)
Stock-based compensation			169					169		169
Shares issued for stock-based compensation plans at average cost, net			(32)		0.6	(29)		(61)		(61)
Shares issued as consideration to acquire kompany(1)			35		0.1	9		44		44
Treasury shares repurchased			(3)		(3.1)	(980)		(983)		(983)
Currency translation adjustment, net of net investment hedge activity (net of tax of $53 million)							(237)	(237)	(16)	(253)
Amortization of prior service costs and actuarial losses (net of tax of $1 million)							2	2		2
Amortization of losses on cash flow hedges							2	2		2
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
The accompanying notes are an integral part of the consolidated financial statements.
(1) Represents a non-cash investing activity relating to the issuance of common stock to fund a portion of the purchase price for kompany.
MOODY'S 2024 10-K     71

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				1,607				1,607	1	1,608
Dividends ($3.08 per share)				(566)				(566)	(9)	(575)
Stock-based compensation			193					193		193
Shares issued for stock-based compensation plans at average cost, net			(19)		0.8	—		(19)		(19)
Treasury shares repurchased, inclusive of excise tax			—		(1.5)	(492)		(492)		(492)
Currency translation adjustment, net of net investment hedge activity (net of tax of $44 million)							84	84	(4)	80
Net actuarial losses (net of tax of $2 million)							(6)	(6)		(6)
Amortization of actuarial gains, prior service credits and settlement gain							(3)	(3)		(3)
Amortization of losses on cash flow hedges (net of tax of $1 million)							1	1		1
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
The accompanying notes are an integral part of the consolidated financial statements.
72     MOODY'S 2024 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
Net income				2,058				2,058	1	2,059
Dividends ($3.40 per share)				(646)				(646)	(7)	(653)
Stock-based compensation			225					225		225
Shares issued for stock-based compensation plans at average cost, net			(2)		0.7	(16)		(18)		(18)
Noncontrolling interest resulting from majority acquisition								—	10	10
Treasury shares repurchased, inclusive of excise tax			—		(2.9)	(1,301)		(1,301)		(1,301)
Currency translation adjustment, net of net investment hedge activity (net of tax of $80 million)							(90)	(90)	—	(90)
Net actuarial gains (net of tax of $6 million)							19	19		19
Amortization of actuarial gains and prior service credits							(2)	(2)		(2)
Amortization of losses on cash flow hedges (net of tax of $1 million)							2	2		2
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S 2024 10-K     73

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
Adoption of New Accounting Standards in 2024
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU No. 2023-07"), which expands segment disclosure requirements for public entities. ASU No. 2023-07 requires entities to disclose significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss. In addition, this ASU permits entities to disclose more than one measure of segment profit or loss used by the CODM. Additionally, disclosure of the CODM’s title and position will be required on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Furthermore, all existing annual disclosures about segment profit or loss and assets must be provided on an interim basis in addition to disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted this ASU retrospectively for all periods presented with the new required disclosures presented in Note 20.
Reclassification of Previously Reported Revenue by LOB
In the first quarter of 2024, pursuant to the integration of RMS into the Company's order-to-cash systems, the Company reclassified certain prior year revenue by geography disclosures. The impact of the reclassification was not material, and prior year revenue by LOB disclosures have been reclassified to conform to this new presentation, which is disclosed in Note 3.
NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
The consolidated financial statements include those of Moody’s Corporation and its majority- and wholly-owned subsidiaries. The effects of all intercompany transactions have been eliminated. Investments in companies for which the Company has significant influence over operating and financial policies but not a controlling interest are accounted for on an equity basis whereby the Company records its proportional share of the investment’s net income or loss as part of other non-operating income (expense), net and any dividends received reduce the carrying amount of the investment. Equity investments without a readily determinable fair value for which the Company does not have significant influence are accounted for under the ASC Topic 321 measurement alternative; these investments are recorded at initial cost, less impairment, adjusted upward or downward for any observable price changes in similar investments. The Company applies the guidelines set forth in ASC Topic 810 assessing its interests in voting and variable interest entities to decide whether to consolidate an entity. The Company has reviewed the potential variable interest entities and determined that there are no consolidation requirements under ASC Topic 810. The Company consolidates its ICRA subsidiaries on a three month lag.
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
74     MOODY'S 2024 10-K

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
MOODY'S 2024 10-K     75

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
76     MOODY'S 2024 10-K

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
MOODY'S 2024 10-K     77

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
78     MOODY'S 2024 10-K

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
For cash and cash equivalents, short-term investments and derivatives, the Company manages its credit exposure by limiting the amount of counterparty risk with any particular financial institution; limits are assigned to each counterparty based on perceived quality of credit and are monitored daily. Cash equivalents are held among various money market deposit accounts, money market funds, and certificates of deposits as of December 31, 2024 and 2023. Short-term investments primarily consist of certificates of
MOODY'S 2024 10-K     79

deposit as of December 31, 2024 and 2023. Derivatives primarily consist of foreign exchange forwards or swap contracts (interest rate swaps and cross-currency swaps) as of December 31, 2024 and 2023. For trade receivables, no customer accounted for 10% or more of accounts receivable at December 31, 2024 or 2023.
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
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU No. 2024-03"). The amendments in this ASU require more detailed disclosures about specific expense categories in the notes to financial statements (including employee compensation, depreciation and intangible asset amortization) and apply to both interim and annual reporting periods. ASU No. 2024-03 also requires disclosure of total selling expenses for both interim and annual reporting periods, with an additional requirement to provide an entity’s definition of selling expenses in annual reporting. This ASU is effective in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively for annual and interim reporting periods beginning after the aforementioned effective dates or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
80     MOODY'S 2024 10-K

NOTE 3        REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2024	2023	2022
MA:
Decision Solutions (DS)
Banking	$551	$521	$481
Insurance	598	550	504
KYC	367	312	260
Total DS	1,516	1,383	1,245
Research and Insights (R&I)	926	884	812
Data and Information (D&I)	853	789	712
Total external revenue	3,295	3,056	2,769
Intersegment revenue	13	13	8
Total MA	3,308	3,069	2,777
MIS:
Corporate finance (CFG)
Investment-grade	488	335	294
High-yield	285	150	108
Bank loans	527	292	275
Other accounts (1)	650	627	592
Total CFG	1,950	1,404	1,269
Structured finance (SFG)
Asset-backed securities	130	121	116
RMBS	98	92	106
CMBS	94	60	98
Structured credit	193	129	140
Other accounts (SFG)	3	3	2
Total SFG	518	405	462
Financial institutions (FIG)
Banking	450	378	337
Insurance	214	123	113
Managed investments	49	32	28
Other accounts (FIG)	14	12	13
Total FIG	727	545	491
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	240	205	197
Project and infrastructure	324	271	234
Total PPIF	564	476	431
Total ratings revenue	3,759	2,830	2,653
MIS Other	34	30	46
Total external revenue	3,793	2,860	2,699
Intersegment royalty	193	186	174
Total MIS	3,986	3,046	2,873
Eliminations	(206)	(199)	(182)
Total MCO	$7,088	$5,916	$5,468
(1)Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
MOODY'S 2024 10-K     81

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$570	$946	$1,516	$550	$833	$1,383	$511	$734	$1,245
Research and Insights	514	412	926	490	394	884	470	342	812
Data and Information	306	547	853	281	508	789	250	462	712
Total MA	1,390	1,905	3,295	1,321	1,735	3,056	1,231	1,538	2,769
MIS:
Corporate finance	1,333	617	1,950	952	452	1,404	832	437	1,269
Structured finance	368	150	518	252	153	405	308	154	462
Financial institutions	386	341	727	253	292	545	223	268	491
Public, project and infrastructure finance	359	205	564	292	184	476	266	165	431
Total ratings revenue	2,446	1,313	3,759	1,749	1,081	2,830	1,629	1,024	2,653
MIS Other	—	34	34	1	29	30	5	41	46
Total MIS	2,446	1,347	3,793	1,750	1,110	2,860	1,634	1,065	2,699
Total MCO	$3,836	$3,252	$7,088	$3,071	$2,845	$5,916	$2,865	$2,603	$5,468

The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2024	2023	2022
MA:
U.S.	$1,390	$1,321	$1,231
Non-U.S.:
EMEA	1,306	1,207	1,060
Asia-Pacific	345	299	268
Americas	254	229	210
Total Non-U.S.	1,905	1,735	1,538
Total MA	3,295	3,056	2,769
MIS:
U.S.	2,446	1,750	1,634
Non-U.S.:
EMEA	868	679	648
Asia-Pacific	284	271	271
Americas	195	160	146
Total Non-U.S.	1,347	1,110	1,065
Total MIS	3,793	2,860	2,699
Total MCO	$7,088	$5,916	$5,468

82     MOODY'S 2024 10-K

The following table summarizes the split between transaction and recurring revenue:

	Year Ended December 31,
	2024			2023			2022
	Transaction	Recurring	Total	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$117	$434	$551	$130	$391	$521	$124	$357	$481
	21%	79%	100%	25%	75%	100%	26%	74%	100%
Insurance	$23	$575	$598	$38	$512	$550	$28	$476	$504
	4%	96%	100%	7%	93%	100%	6%	94%	100%
KYC	$2	$365	$367	$1	$311	$312	$1	$259	$260
	1%	99%	100%	—%	100%	100%	—%	100%	100%
Total Decision Solutions	$142	$1,374	$1,516	$169	$1,214	$1,383	$153	$1,092	$1,245
	9%	91%	100%	12%	88%	100%	12%	88%	100%
Research and Insights	$15	$911	$926	$16	$868	$884	$17	$795	$812
	2%	98%	100%	2%	98%	100%	2%	98%	100%
Data and Information	$4	$849	$853	$3	$786	$789	$—	$712	$712
	—%	100%	100%	—%	100%	100%	—%	100%	100%
Total MA (1)	$161	$3,134	$3,295	$188	$2,868	$3,056	$170	$2,599	$2,769
	5%	95%	100%	6%	94%	100%	6%	94%	100%
Corporate Finance	$1,415	$535	$1,950	$887	$517	$1,404	$772	$497	$1,269
	73%	27%	100%	63%	37%	100%	61%	39%	100%
Structured Finance	$292	$226	$518	$190	$215	$405	$262	$200	$462
	56%	44%	100%	47%	53%	100%	57%	43%	100%
Financial Institutions	$418	$309	$727	$254	$291	$545	$211	$280	$491
	57%	43%	100%	47%	53%	100%	43%	57%	100%
Public, Project and Infrastructure Finance	$384	$180	$564	$301	$175	$476	$263	$168	$431
	68%	32%	100%	63%	37%	100%	61%	39%	100%
MIS Other	$8	$26	$34	$6	$24	$30	$4	$42	$46
	24%	76%	100%	20%	80%	100%	9%	91%	100%
Total MIS	$2,517	$1,276	$3,793	$1,638	$1,222	$2,860	$1,512	$1,187	$2,699
	66%	34%	100%	57%	43%	100%	56%	44%	100%
Total Moody’s Corporation	$2,678	$4,410	$7,088	$1,826	$4,090	$5,916	$1,682	$3,786	$5,468
	38%	62%	100%	31%	69%	100%	31%	69%	100%
(1)    Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.
MOODY'S 2024 10-K     83

The following table presents the timing of revenue recognition:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	MA	MIS	Total	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$101	$2,517	$2,618	$102	$1,638	$1,740	$97	$1,512	$1,609
Revenue recognized over time	3,194	1,276	4,470	2,954	1,222	4,176	2,672	1,187	3,859
Total	$3,295	$3,793	$7,088	$3,056	$2,860	$5,916	$2,769	$2,699	$5,468

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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at December 31, 2024 and December 31, 2023:

	As of December 31, 2024		As of December 31, 2023
	MA	MIS	MA	MIS
Unbilled Receivables	$122	$426	$119	$415
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2024 are as follows:

	Year Ended December 31, 2024
	MA	MIS	Total
Balance at December 31, 2023	$1,111	$270	$1,381
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,044)	(209)	(1,253)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,200	211	1,411
Increases due to acquisitions during the period	9	—	9
Effect of exchange rate changes	(33)	(4)	(37)
Total changes in deferred revenue	132	(2)	130
Balance at December 31, 2024	$1,243	$268	$1,511
Deferred revenue - current	$1,243	$211	$1,454
Deferred revenue - non-current	$—	$57	$57

84     MOODY'S 2024 10-K

Significant changes in the deferred revenue balances during the year ended December 31, 2023 are as follows:

	Year Ended December 31, 2023
	MA	MIS	Total
Balance at December 31, 2022	$1,055	$278	$1,333
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(980)	(211)	(1,191)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,015	200	1,215
Effect of exchange rate changes	21	3	24
Total changes in deferred revenue	56	(8)	48
Balance at December 31, 2023	$1,111	$270	$1,381
Deferred revenue - current	$1,109	$207	$1,316
Deferred revenue - non-current	$2	$63	$65
Significant changes in the deferred revenue balances during the year ended December 31, 2022 are as follows:

	Year Ended December 31, 2022
	MA	MIS	Total
Balance at December 31, 2021	$1,039	$296	$1,335
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(996)	(210)	(1,206)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,018	202	1,220
Increases due to acquisitions during the period	1	—	1
Effect of exchange rate changes	(7)	(10)	(17)
Total changes in deferred revenue	16	(18)	(2)
Balance at December 31, 2022	$1,055	$278	$1,333
Deferred revenue—current	$1,053	$205	$1,258
Deferred revenue—non-current	$2	$73	$75
For the MA segment, for the year ended December 31, 2024, the increase in deferred revenue was primarily due to organic growth. The change in deferred revenue for both segments was not significant for the years ended December 31, 2023 and 2022.
Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the consolidated balance sheet as of December 31, 2024 as well as amounts not yet invoiced to customers as of December 31, 2024, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.4 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $102 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
MOODY'S 2024 10-K     85

Costs to Obtain or Fulfill a Contract with a Customer
MA Costs to Obtain a Contract with a Customer

	As of December 31,
	2024	2023
Capitalized costs to obtain sales contracts	$294	$268

	Year ended December 31,
	2024	2023	2022
Amortization of capitalized costs to obtain sales contracts	$110	$102	$80
Amortization of costs incurred to obtain customer contracts is included within SG&A expenses in the consolidated statements of operations. Costs incurred to obtain customer contracts are only in the MA segment.
MA and MIS Costs to Fulfill a Contract with a Customer

	As of December 31, 2024			As of December 31, 2023
	MA	MIS	Total	MA	MIS	Total
Capitalized costs to fulfill sales contracts	$39	$12	$51	$35	$9	$44

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	MA	MIS	Total	MA	MIS	Total	MA	MIS	Total
Amortization of capitalized costs to fulfill sales contracts	$77	$43	$120	$70	$44	$114	$69	$54	$123
Amortization of costs to fulfill customer contracts is included within operating expenses in the consolidated statements of operations.
NOTE 4    RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2024	2023	2022
Basic	181.8	183.2	183.9
Dilutive effect of shares issuable under stock-based compensation plans	0.9	0.8	0.8
Diluted	182.7	184.0	184.7
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.5	0.5
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2024, 2023 and 2022.
86     MOODY'S 2024 10-K

NOTE 5    CASH EQUIVALENTS AND INVESTMENTS
The tables below provide additional information on the Company’s cash equivalents and investments:

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Fair Value	Consolidated Balance Sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,911	$—	$1,911	$1,345	$566	$—
Mutual funds	$88	$10	$98	$—	$—	$98

	As of December 31, 2023
	Cost	Gross Unrealized Gains	Fair Value	Consolidated Balance Sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,178	$—	$1,178	$1,112	$63	$3
Mutual funds	$91	$6	$97	$—	$—	$97
(1)     Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are 1 month to 12 months at both December 31, 2024 and December 31, 2023. The remaining contractual maturities for the certificates of deposit classified in other assets are 14 months at December 31, 2023. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company is invested in COLI. As of December 31, 2024 and December 31, 2023, the contract value of the COLI was $48 million and $47 million, respectively.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of December 31, 2024	As of December 31, 2023	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	500	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	300	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,550	$2,550
Refer to Note 16 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
MOODY'S 2024 10-K     87

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income (expense) recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2024	2023	2022
Interest expense, net		$(237)	$(251)	$(231)
Description	Location on consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(96)	$(89)	$(8)
Fair value changes on interest rate swaps	Interest expense, net	$14	$56	$(228)
Fair value changes on hedged debt	Interest expense, net	$(14)	$(56)	$228
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

December 31, 2024
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
As of December 31, 2024, these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

Year Ending December 31,	Notional Amount (Pay)	Notional Amount (Receive)
2026	€450	$500
2027	531	550
2028	588	600
2029	573	614
2031	481	500
2032	480	500
Total	€3,103	$3,264
88     MOODY'S 2024 10-K

The following table provides information on the gains (losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCL on Derivative, net of Tax			Amount of Gain (Loss) Reclassified from AOCL into Income, net of tax			Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Cross currency swaps	$157	$(97)	$99	$—	$—	$—	$47	$54	$56
Long-term debt	65	(35)	65	—	—	—	—	—	—
Total net investment hedges	$222	$(132)	$164	$—	$—	$—	$47	$54	$56
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$—	$1	$—	$—	$—	$—
Interest rate contracts	—	—	—	(2)	(2)	(2)	—	—	—
Total cash flow hedges	$—	$—	$—	$(2)	$(1)	$(2)	$—	$—	$—
Total	$222	$(132)	$164	$(2)	$(1)	$(2)	$47	$54	$56
The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	December 31, 2024	December 31, 2023
Net investment hedges
Cross currency swaps	$178	$21
FX forwards	29	29
Long-term debt	68	3
Total net investment hedges	275	53
Cash flow hedges
Interest rate contracts	(43)	(45)
Cross currency swaps	1	1
Total cash flow hedges	(42)	(44)
Total net gain in AOCL	$233	$9
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
MOODY'S 2024 10-K     89

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2024				December 31, 2023
Notional amount of currency pair(1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$604		£470		$513		£407
Contracts to sell USD for JPY		$29		¥4,000		$14		¥2,000
Contracts to sell USD for CAD		$35	C$	50		$147	C$	200
Contracts to sell USD for SGD		$45	S$	59		$50	S$	67
Contracts to sell USD for EUR		$—		€—		$60		€55
Contracts to sell USD for INR		$23	₹	1,900		$23	₹	1,900
Contracts to sell EUR for USD		€12		$12		€—		$—
Contracts to sell USD for AUD		$—	A$	—		$5	A$	8
Contracts to sell CAD for USD	C$	—		$—	C$	25		$19
(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian rupee, A$ = Australian dollar
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at December 31, 2024 and related gains in the year ended December 31, 2024 were not material. The notional amount of the total return swaps at December 31, 2024 and December 31, 2023 was $66 million and $58 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	2024	2023	2022
FX forwards	Other non-operating income, net	$(24)	$15	$(72)
Total return swaps	Operating expense	$5	$2	$—
Total return swaps	SG&A expense	$1	$1	$—
90     MOODY'S 2024 10-K

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Consolidated Balance Sheet Location	December 31, 2024	December 31, 2023
Assets:
Derivatives designated as accounting hedges:
Cross currency swaps designated as net investment hedges	Other assets	$58	$3
Total derivatives designated as accounting hedges		58	3
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	13
Total assets		$58	$16
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$3	$—
Cross currency swaps designated as net investment hedges	Other liabilities	26	183
Interest rate swaps designated as fair value hedges	Other liabilities	166	183
Total derivatives designated as accounting hedges		195	366
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,294	1,381
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	21	—
Total liabilities		$1,510	$1,747
NOTE 7    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2024	2023
Office and computer equipment (3 - 10 year estimated useful life)	$400	$354
Office furniture and fixtures (3 - 10 year estimated useful life)	57	57
Internal-use computer software (1 - 10 year estimated useful life)	1,417	1,232
Leasehold improvements and building (1 - 20 year estimated useful life)	235	232
Total property and equipment, at cost	2,109	1,875
Less: accumulated depreciation and amortization	(1,453)	(1,272)
Total property and equipment, net	$656	$603
The increase in internal-use computer software in the table above primarily relates to capitalized software development costs pursuant to MA's strategic shift to SaaS-based solutions. Depreciation and amortization expense related to the above assets for the years ended December 31, 2024, 2023, and 2022 was $233 million, $175 million, and $131 million, respectively, of which $180 million, $121 million, and $79 million, respectively, related to amortization of internal-use computer software. The amounts for the year ended December 31, 2024 exclude incremental amortization expense of $26 million associated with internal-use computer software which is presented within charges related to asset abandonment on the consolidated statement of operations, as more fully discussed in Note 22 to the consolidated financial statements.
On a weighted-average basis, Moody's internal-use computer software has an estimated useful life of approximately 4.4 years.
MOODY'S 2024 10-K     91

NOTE 8        GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following tables summarize the activity in goodwill:

	Year Ended December 31, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (1)	112	—	112	97	—	97	209	—	209
Foreign currency translation adjustments	(167)	—	(167)	(4)	—	(4)	(171)	—	(171)
Ending Balance	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994

	Year Ended December 31, 2023
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,474	$(12)	$5,462	$377	$—	$377	$5,851	$(12)	$5,839
Additions/ adjustments (2)	90	—	90	(87)	—	(87)	3	—	3
Foreign currency translation adjustments	117	—	117	(3)	—	(3)	114	—	114
Ending balance	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
(1)The 2024 additions/adjustments primarily relate to certain immaterial acquisitions in 2024 (most notably GCR, Numerated and Praedicat).
(2)The 2023 additions/adjustments primarily relate to a reallocation of goodwill pursuant to a realignment of certain components of the Company's ESG business in the first quarter of 2023

92     MOODY'S 2024 10-K

Acquired intangible assets and related accumulated amortization consisted of:

	December 31,
	2024	2023
Customer relationships	$2,035	$2,065
Accumulated amortization	(631)	(556)
Net customer relationships	1,404	1,509
Software/product technology	695	674
Accumulated amortization	(419)	(364)
Net software/product technology	276	310
Database	166	179
Accumulated amortization	(89)	(82)
Net database	77	97
Trade names	199	199
Accumulated amortization	(83)	(72)
Net trade names	116	127
Other (1)	67	52
Accumulated amortization	(50)	(46)
Net other	17	6
Total	$1,890	$2,049

(1)Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2024	2023	2022
Amortization expense (1)	$198	$198	$200
(1)Amount for the year ended December 31, 2024 excludes incremental amortization expense of $5 million associated with amortizable intangible assets which is presented within charges related to asset abandonment on the consolidated statement of operations, as more fully discussed in Note 22 to the consolidated financial statements.
Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2025	$202
2026	196
2027	178
2028	166
2029	133
Thereafter	1,015
Total estimated future amortization	$1,890
NOTE 9    RESTRUCTURING
On December 19, 2024, the CEO of Moody’s approved the Strategic and Operational Efficiency Restructuring Program. The Company estimates that upon completion, the program will result in annualized savings of $250 million to $300 million. This program relates to the Company's strategy to realign its operations toward high priority growth areas and to consolidate certain functions to simplify the organization to enable improved operating efficiency and leverage. This program will primarily include a reduction in staff, the rationalization and exit of certain leased office spaces and the retirement of certain legacy software applications. The program includes $170 million to $200 million of expected pre-tax personnel-related restructuring charges, an amount that includes severance costs, expense related to the modification of equity awards and other related costs primarily determined under the Company’s existing severance plans. In addition, the program is expected to result in $10 million to $20 million of non-cash charges from the exit from certain leased office spaces and $20 million to $30 million of non-cash charges related to incremental amortization of internally developed software due to a reduction in the useful life of the software assets. The savings generated from the Strategic and Operational Efficiency Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments. The Strategic and Operational Efficiency Restructuring Program is expected to be substantially complete by the end of 2026. Cash outlays associated with this program are expected to be $170 million to $200 million, which are expected to be paid through 2027.
MOODY'S 2024 10-K     93

On June 30, 2022, the CEO of Moody’s approved the 2022 - 2023 Geolocation Restructuring Program. This program related to the Company's post-COVID-19 geolocation strategy and other strategic initiatives and included the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. Cumulative charges related to this program are shown in the table below. The savings generated from the 2022 - 2023 Geolocation Restructuring Program will strengthen the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program was substantially complete at the end of 2023.
Total expenses included in the accompanying consolidated statements of operations related to the aforementioned restructuring programs are outlined below:

	Year ended December 31,			Cumulative expense incurred
	2024	2023	2022
2022 - 2023 Geolocation Restructuring Program
Employee Termination Costs	$14	$51	$85	$150
Real Estate Related Costs (1)	—	36	27	63
Other Costs (2)	—	—	1	1
Total 2022-2023 Geolocation Restructuring Program Costs	$14	$87	$113	$214
Strategic and Operational Efficiency Restructuring Program
Employee Termination Costs (3)	$41	$—	$—	$41
Other Costs (2)	4	—	—	4
Total Strategic and Operational Efficiency Restructuring Program Costs	$45	$—	$—	$45
Total Restructuring	$59	$87	$113
(1)For the year ended December 31, 2023, primarily includes ROU Asset impairment charges. For the year ended December 31, 2022, primarily includes ROU Asset and leasehold improvement impairment charges and the non-cash acceleration of amortization of abandoned ROU Assets and leasehold improvements. The fair value of the impaired assets in both periods was determined by utilizing the present value of the estimated future cash flows attributable to the assets. The fair value of those assets subsequent to the impairment for the year ended December 31, 2023 was $4 million and was categorized as Level 3 within the ASC Topic 820 fair value hierarchy. The fair value of those assets subsequent to the impairment for the year ended December 31, 2022 was $0.
(2)Primarily includes professional service fees related to execution of the restructuring program.
(3)Primarily includes severance costs and expense related to the modification of equity awards.
Changes to the restructuring liability for the aforementioned restructuring programs were as follows:

	2024	2023	2022
Balance as of January 1	$36	$64	$—
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	14	51	86
Cash payments	(42)	(79)	(22)
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	44	—	—
Cash payments	(5)	—	—
Balance as of December 31 (1)	$47	$36	$64
(1)Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of December 31, 2024, substantially all of the remaining $47 million restructuring liability is expected to be paid out in 2025.

94     MOODY'S 2024 10-K

NOTE 10    FAIR VALUE
The tables below present information about items that are carried at fair value at December 31, 2024 and 2023:

	Fair value Measurement as of December 31, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$58	$—	$58
Money market funds/mutual funds	108	108	—
Total	$166	$108	$58
Liabilities:
Derivatives (1)	$216	$—	$216
Total	$216	$—	$216

	Fair Value Measurement as of December 31, 2023
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$16	$—	$16
Money market funds/mutual funds	107	107	—
Total	$123	$107	$16
Liabilities:
Derivatives (1)	$366	$—	$366
Total	$366	$—	$366
(1)Represents fair value of certain derivative contracts as more fully described in Note 6 to the consolidated financial statements.
The following are descriptions of the methodologies utilized by the Company to estimate the fair value of its derivative contracts, money market mutual funds and mutual funds:
Derivatives:
In determining the fair value of the derivative contracts in the tables above, the Company utilizes industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using spot rates, forward points, currency volatilities, interest rates as well as the risk of non-performance of the Company and the counterparties with whom it has derivative contracts. The Company established strict counterparty credit guidelines and only enters into transactions with financial institutions that adhere to these guidelines. Accordingly, the risk of counterparty default is deemed to be minimal.
Money market funds and mutual funds:
The money market funds and mutual funds in the tables above are deemed to be equity securities with readily determinable fair values with changes in fair value recognized through net income under ASC Topic 321. The fair value of these instruments is determined using Level 1 inputs as defined in the ASC Topic 820.
MOODY'S 2024 10-K     95

NOTE 11    OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2024	2023
Other current assets:
Prepaid taxes	$81	$115
Prepaid expenses	179	133
Capitalized costs to obtain and fulfill sales contracts	131	116
Foreign exchange forwards on certain assets and liabilities	—	13
Interest receivable on interest rate and cross currency swaps	77	79
Other	47	33
Total other current assets	$515	$489

	December 31,
	2024	2023
Other assets:
Investments in non-consolidated affiliates	$465	$521
Deposits for real-estate leases	15	16
Indemnification assets related to acquisitions	109	111
Mutual funds, certificates of deposit and money market deposit accounts/funds	98	100
Company owned life insurance (at contract value)	48	47
Capitalized costs to obtain sales contracts	214	196
Derivative instruments designated as accounting hedges	58	3
Pension and other retirement employee benefits	60	41
Other	99	103
Total other assets	$1,166	$1,138

	December 31,
	2024	2023
Accounts payable and accrued liabilities:
Salaries and benefits	$133	$130
Incentive compensation	452	345
Customer credits, advanced payments and advanced billings	142	105
Dividends	32	7
Professional service fees	38	46
Interest accrued on debt	92	83
Accounts payable	53	23
Income taxes	144	108
Pension and other retirement employee benefits	11	15
Accrued royalties	25	24
FX forwards on certain assets and liabilities	21	—
Restructuring liability	46	35
Derivative instruments designated as accounting hedges	3	—
Interest payable on interest rate and cross currency swaps	60	67
Other	92	88
Total accounts payable and accrued liabilities	$1,344	$1,076

96     MOODY'S 2024 10-K

	December 31,
	2024	2023
Other liabilities:
Pension and other retirement employee benefits	$195	$190
Interest accrued on UTPs	47	36
MAKS indemnification provisions	19	19
Income tax liability – non-current portion	12	15
Derivative instruments designated as accounting hedges	192	366
Other	52	50
Total other liabilities	$517	$676
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	December 31,
	2024	2023
Equity method investments (1)	$127	$186
Investments measured using the measurement alternative (2)	328	327
Other	10	8
Total investments in non-consolidated affiliates	$465	$521
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
Refer to Note 22 for disclosure on earnings from non-consolidated affiliates, which are included within other non-operating income, net.
NOTE 12    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Year Ended December 31, 2024
	Pension and Other Retirement Benefits	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2023	$(56)	$(44)	$(520)	$53	$(567)
Other comprehensive income (loss) before reclassifications	19	—	(312)	222	(71)
Amounts reclassified from AOCL	(2)	2	—	—	—
Other comprehensive income (loss)	17	2	(312)	222	(71)
Balance at December 31, 2024	$(39)	$(42)	$(832)	$275	$(638)
MOODY'S 2024 10-K     97

	Year Ended December 31, 2023
	Pension and Other Retirement Benefits	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2022	$(47)	$(45)	$(736)	$185	$(643)
Other comprehensive income (loss) before reclassifications	(6)	—	216	(132)	78
Amounts reclassified from AOCL	(3)	1	—	—	(2)
Other comprehensive income (loss)	(9)	1	216	(132)	76
Balance at December 31, 2023	$(56)	$(44)	$(520)	$53	$(567)

	Year Ended December 31, 2022
	Pension and Other Retirement Benefits	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2021	$(49)	$(47)	$(335)	$21	$(410)
Other comprehensive income (loss) before reclassifications	—	—	(421)	164	(257)
Amounts reclassified from AOCL	2	2	20	—	24
Other comprehensive income (loss)	2	2	(401)	164	(233)
Balance at December 31, 2022	$(47)	$(45)	$(736)	$185	$(643)
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
98     MOODY'S 2024 10-K

The following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of the period	$(484)	$(462)	$(42)	$(39)
Service cost	(10)	(11)	(3)	(3)
Interest cost	(22)	(22)	(2)	(2)
Plan participants’ contributions	—	—	(2)	(1)
Benefits paid	24	30	3	2
Actuarial (loss) gain	—	(4)	—	2
Assumption changes	28	(15)	4	(1)
Benefit obligation, end of the period	$(464)	$(484)	$(42)	$(42)
Change in plan assets:
Fair value of plan assets, beginning of the period	$449	$420	$—	$—
Actual return on plan assets	24	48	—	—
Benefits paid	(24)	(30)	(3)	(2)
Employer contributions	11	11	1	1
Plan participants’ contributions	—	—	2	1
Fair value of plan assets, end of the period	$460	$449	$—	$—
Funded status of the plans	$(4)	$(35)	$(42)	$(42)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits asset – non current	$60	$40	$—	$—
Pension and retirement benefits liability – current	(8)	(13)	(2)	(2)
Pension and retirement benefits liability – non current	(56)	(62)	(40)	(40)
Net amount recognized	$(4)	$(35)	$(42)	$(42)
Accumulated benefit obligation, end of the period	$(436)	$(453)
The net decrease in the pension benefit obligation from assumption changes in 2024 primarily resulted from increases to the discount rates used to measure the obligation. The net increase in the pension benefit obligation from assumption changes and actuarial losses in 2023 primarily resulted from decreases to the discount rates and an increase to the annuity conversion rate used to measure the obligation.
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2024	2023
Aggregate projected benefit obligation	$65	$75
Aggregate accumulated benefit obligation	$57	$67
The following table summarizes the pre-tax net actuarial losses and prior service costs recognized in AOCL for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2024	2023	2024	2023
Net actuarial gains (losses)	$(61)	$(82)	$13	$10
Net prior service credits	1	1	—	—
Total recognized in AOCL – pre-tax	$(60)	$(81)	$13	$10
MOODY'S 2024 10-K     99

Net periodic pension expenses (income) recognized for the Retirement Plans are as follows for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2024	2023	2022	2024	2023	2022
Components of net periodic expense (income)
Service cost	$10	$11	$14	$3	$3	$4
Interest cost	22	22	15	2	2	1
Expected return on plan assets	(30)	(32)	(26)	—	—	—
Amortization of net actuarial (gains) losses and prior service credits from earlier periods	—	(1)	3	(1)	(1)	—
(Gain) loss on settlement of pension obligations	(1)	(2)	—	—	—	—
Net periodic expense (income)	$1	$(2)	$6	$4	$4	$5
The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2024	2023	2022	2024	2023	2022
Amortization of net actuarial (gains) losses and prior service credit	$(1)	$(1)	$3	$(1)	$(1)	$—
(Gain) loss on settlement of pension obligations	(1)	(2)	—	—	—	—
Net actuarial gain (loss) arising during the period	22	(3)	(19)	4	1	13
Total recognized in OCI – pre-tax	$20	$(6)	$(16)	$3	$—	$13
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2024	2023	2024	2023
Discount rate	5.43%	4.73%	5.40%	4.75%
Rate of compensation increase	3.60%	3.60%	—	—
Cash balance plan interest crediting rate	4.78%	4.50%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2024	2023	2022	2024	2023	2022
Discount rate	4.73%	4.93%	2.60%	4.75%	4.90%	2.65%
Expected return on plan assets	6.10%	6.55%	5.05%	—	—	—
Rate of compensation increase	3.60%	3.63%	3.63%	—	—	—
Cash balance plan interest crediting rate	4.50%	4.50%	4.50%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2024, the expected rate of return used in calculating the net periodic benefit costs was 6.10%. For 2025, the Company’s expected rate of return assumption is 6.60% to reflect the Company’s current view of long-term capital market outlook.
100     MOODY'S 2024 10-K

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
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2024 and 2023 are as follows:

	Fair Value Measurement as of December 31, 2024
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalents	$2	$—	$2	$—	—%
Common/collective trust funds—equity securities
U.S. large-cap	114	—	114	—	25%
U.S. small and mid-cap	25	—	25	—	5%
Total equity investments	139	—	139	—	30%
Emerging markets bond fund	30	—	—	30	7%
Common/collective trust funds and corporate bonds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	57	—	57	—	12%
Mutual funds
Long duration corporate bonds	146	—	146	—	32%
U.S. Treasury Inflation-Protected Securities (TIPs)	26	26	—	—	6%
Emerging markets equity mutual fund	21	—	21	—	5%
Private investment fund—high yield securities	15	—	—	15	3%
Total fixed-income investments	295	26	224	45	65%
Other investment—private real estate fund	24	—	—	24	5%
Total Assets	$460	$26	$365	$69	100%
MOODY'S 2024 10-K     101

	Fair Value Measurement as of December 31, 2023
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalents	$5	$—	$5	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	106	—	106	—	24%
U.S. small and mid-cap	21	—	21	—	5%
Emerging markets	20	—	20	—	4%
Total equity investments	147	—	147	—	33%
Emerging markets bond fund	29	—	—	29	6%
Common/collective trust funds and corporate bonds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	60	—	60	—	13%
Mutual funds
Long duration corporate bonds	144	—	144	—	32%
U.S. Treasury Inflation-Protected Securities (TIPs)	25	25	—	—	6%
Private investment fund—high yield securities	14	—	—	14	3%
Total fixed-income investments	272	25	204	43	60%
Other investment—private real estate debt fund	25	—	—	25	6%
Total Assets	$449	$25	$356	$68	100%
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
Cash Flows
The Company did not contribute to its U.S. funded pension plan during the years ended December 31, 2024 and 2023, and does not anticipate making a contribution to the funded plan in 2025. For its unfunded plans, actual contributions in 2024 were not material and expected payments in 2025 are not expected to be material.
Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of the year ended December 31, 2024:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2025	$28	$2
2026	28	2
2027	30	3
2028	31	3
2029	32	3
2030 - 2034	174	19
102     MOODY'S 2024 10-K

Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $73 million, $71 million and $35 million in the years ended December 31, 2024, 2023 and 2022, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Dividend payments relating to the Moody’s Stock Fund were immaterial in each of the years ended December 31, 2024, 2023, and 2022. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity. The Moody’s Stock Fund held approximately 304,076 and 315,400 shares of Moody’s common stock at December 31, 2024 and 2023, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these defined contribution plans for the years ended December 31, 2024, 2023, and 2022 were $50 million, $42 million, and $37 million, respectively.
NOTE 14    STOCK-BASED COMPENSATION PLANS
Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 54.6 million shares, of which not more than 10.7 million shares are available for grants of awards other than stock options. The stock plans also provide for the granting of restricted stock. The stock plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the stock plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period is between two and four years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant.
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
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense	$221	$193	$169
Tax benefit	$48	$45	$41
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
MOODY'S 2024 10-K     103

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	0.91%	1.04%	0.86%
Expected stock volatility	28%	29%	27%
Risk-free interest rate	4.34%	4.19%	1.91%
Expected holding period (in years)	5.9	5.8	5.6
Grant date fair value	$120.42	$94.71	$84.00
A summary of option activity as of December 31, 2024 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2023	0.8	$212.29
Granted	0.2	$372.52
Exercised	(0.3)	$173.64
Outstanding, December 31, 2024	0.7	$267.64	5.9 years	$140
Vested and expected to vest, December 31, 2024	0.7	$267.26	5.9 years	$139
Exercisable, December 31, 2024	0.4	$207.94	4.0 years	$99
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2024 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2024. This amount varies based on the fair value of Moody’s stock. As of December 31, 2024, there was $12 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 1.9 years.
The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2024	2023	2022
Proceeds from stock option exercises	$53	$32	$8
Aggregate intrinsic value	$76	$58	$9
Tax benefit realized upon exercise	$13	$14	$2
A summary of nonvested restricted stock activity for the year ended December 31, 2024 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2023	1.3	$300.39
Granted	0.6	$373.54
Vested	(0.5)	$300.20
Forfeited	(0.1)	$327.53
Balance, December 31, 2024	1.3	$330.84
As of December 31, 2024, there was $234 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.4 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2024	2023	2022
Fair value of shares vested	$199	$164	$180
Tax benefit realized upon vesting	$48	$40	$42
104     MOODY'S 2024 10-K

A summary of performance-based restricted stock activity for the year ended December 31, 2024 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2023	0.3	$308.12
Granted	0.1	$354.67
Vested	(0.1)	$331.60
Balance, December 31, 2024	0.3	$330.78

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2024	2023	2022
Fair value of shares vested	$40	$24	$50
Tax benefit realized upon vesting	$9	$3	$7
As of December 31, 2024, there was $56 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 2.0 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP permits eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2024, 2023, and 2022, resulting in the ESPP qualifying for non-compensatory status under ASC Topic 718. Accordingly, no compensation expense was recognized for the ESPP in 2024, 2023, and 2022. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
NOTE 15    INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$280	$76	$106
State and Local	106	67	17
Non-U.S.	316	222	215
Total current	702	365	338
Deferred:
Federal	(21)	(14)	57
State and Local	(6)	(4)	10
Non-U.S.	(35)	(20)	(19)
Total deferred	(62)	(38)	48
Total provision for income taxes	$640	$327	$386
MOODY'S 2024 10-K     105

A reconciliation of the U.S. federal statutory tax rate to the Company’s ETR on income before provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal tax benefit	3.7%	2.5%	0.8%
Foreign operations	(0.3)%	0.4%	(0.2)%
Release of UTP reserves	(0.4)%	(5.7)%	—%
Other	(0.3)%	(1.3)%	0.3%
ETR	23.7%	16.9%	21.9%

Income tax paid	$613	$344	$488
The decrease in the ETR in 2023 resulted primarily from the favorable resolution of uncertain tax positions in various U.S. and non-U.S. jurisdictions.
The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$1,446	$892	$804
Non-U.S.	1,253	1,043	956
Income before provision for income taxes	$2,699	$1,935	$1,760
106     MOODY'S 2024 10-K

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Account receivable allowances	$10	$9
Accumulated depreciation and amortization	9	19
Stock-based compensation	60	60
Accrued compensation and benefits	50	53
Capitalized costs	20	25
Operating lease liabilities	84	103
Deferred revenue	211	200
Net operating loss	58	38
Restructuring	6	7
Uncertain tax positions	33	29
Self-insured related reserves	7	6
Interest expense carryforward	20	8
Other	12	5
Total deferred tax assets	580	562
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(522)	(551)
ROU Assets	(56)	(67)
Capital gains	(13)	(20)
Self-insured related income	(7)	(6)
Deferred tax on unremitted foreign earnings	(20)	(14)
Gain on net investment hedges - OCI	(82)	(5)
Other	(11)	(19)
Total deferred tax liabilities	(711)	(682)
Net deferred tax liabilities	(131)	(120)
Valuation allowance	(25)	(24)
Total net deferred tax liabilities	$(156)	$(144)
On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to U.S. corporate tax laws. The Tax Act includes a mandatory one-time deemed repatriation tax (“transition tax”) on previously untaxed accumulated earnings of foreign subsidiaries and beginning in 2018 reduced the statutory federal corporate income tax rate from 35% to 21%. Accordingly, the Company determined the transition tax to be $236 million, with the remaining balance due of $12 million as of December 31, 2024.
As a result of the Tax Act, all previously net undistributed foreign earnings have now been subject to U.S. tax. The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company’s annual tax expense for the year ended December 31, 2024 includes excess tax benefits from stock-based compensation of $27 million, the favorable resolution of certain U.S. and non-U.S. UTPs of $11 million, and other net decreases to tax positions of $2 million.
The Company had valuation allowances of $25 million and $24 million at December 31, 2024 and 2023, respectively, related to foreign net operating losses for which realization is uncertain.

MOODY'S 2024 10-K     107

A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1	$196	$322	$388
Additions for tax positions related to the current year	33	21	12
Additions for tax positions of prior years	11	3	12
Reductions for tax positions of prior years	(11)	(17)	(27)
Settlements with taxing authorities	(3)	(108)	(30)
Lapse of statute of limitations	(15)	(25)	(33)
Balance as of December 31	$211	$196	$322
Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and multiple foreign jurisdictions. The Company’s U.S. federal income tax returns for 2021 through 2023 remain open to examination. The Company’s New York City tax returns for 2018 through 2022 are currently under examination and 2023 is open for examination. The Company’s U.K. tax returns from 2017 to 2023 remain open to examination.
As of December 31, 2024, the Company had $211 million of UTPs. Given the number of years and nature of matters that remain subject to examination in various tax jurisdictions both in the U.S. and internationally, the Company is unable to estimate a range of possible changes to its UTPs for 2025. It is also possible that new issues might be raised by tax authorities which might necessitate increases to the balance of UTPs. As the Company is unable to predict the timing of conclusion of these audits, the Company is unable to estimate the amount of changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with ASC Topic 740.
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, are recognized in other non-operating (expense) income, net. Refer to Note 16 for disclosure of interest (expense) income relating to UTPs and other tax-related liabilities. As of December 31, 2024, 2023 and 2022 the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $47 million, $36 million and $47 million, respectively.
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
Effective in 2024, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional effective tax rate up to 15%. As of December 31, 2024, the Pillar II minimum tax did not have a material impact on the Company's full year results of operations or financial position.
108     MOODY'S 2024 10-K

NOTE 16    INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

	December 31, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(32)	$3	$(4)	$567
1.75% 2015 Senior Notes, due 2027	518	—	—	(1)	517
3.25% 2017 Senior Notes, due 2028	500	(13)	(2)	(1)	484
4.25% 2018 Senior Notes, due 2029	400	(35)	(1)	(1)	363
4.875% 2018 Senior Notes, due 2048	400	(35)	(6)	(3)	356
0.950% 2019 Senior Notes, due 2030	776	—	(1)	(3)	772
3.75% 2020 Senior Notes, due 2025	700	(3)	—	—	697
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(43)	(8)	(5)	444
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(3)	487
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,694	$(169)	$(52)	$(45)	$7,428
Current portion					(697)
Total long-term debt					$6,731

	December 31, 2023
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(34)	$3	$(4)	$565
1.75% 2015 Senior Notes due 2027	552	—	—	(1)	551
3.25% 2017 Senior Notes, due 2028	500	(26)	(2)	(2)	470
4.25% 2018 Senior Notes, due 2029	400	(34)	(2)	(2)	362
4.875% 2018 Senior Notes, due 2048	400	(36)	(6)	(3)	355
0.950% 2019 Senior Notes, due 2030	829	—	(2)	(4)	823
3.75% 2020 Senior Notes, due 2025	700	(16)	(1)	(1)	682
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Note, due 2052	500	(29)	(8)	(5)	458
4.25% 2022 Senior Note, due 2032	500	(8)	(2)	(4)	486
Total long-term debt	$7,281	$(183)	$(51)	$(46)	$7,001
(1)The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.
Credit Facility
MOODY'S 2024 10-K     109

On May 6, 2024, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to $1.25 billion, which expires in May 2029. The 2024 Credit Facility replaces the Company's $1.25 billion 2021 Credit Facility that was scheduled to mature in December 2026. Further information on the key terms of these revolving credit facilities is below:

				December 31, 2024		December 31, 2023
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2021 Credit Facility	December 17, 2021	$1,250	December 17, 2026 (Terminated in 2024)	$—	$—	$—	$1,250
2024 Credit Facility	May 6, 2024	$1,250	May 6, 2029	$—	$1,250	$—	$—
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
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2024 Credit Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the SOFR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2024, the Company has no CP borrowings outstanding.
Notes Payable
At December 31, 2024, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2024, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Total
2025	$700
2026	—
2027	518
2028	500
2029	400
Thereafter	5,576
Total	$7,694
110     MOODY'S 2024 10-K

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Year Ended December 31,
	2024	2023	2022
Expense on borrowings(1)	$(300)	$(296)	$(216)
(Expense) income on UTPs and other tax related liabilities(2)	(13)	8	(13)
Net periodic pension costs - interest component	(26)	(26)	(17)
Income	102	63	15
Interest expense, net	$(237)	$(251)	$(231)
Interest paid(3)	$280	$281	$198
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 6.
(2) The amount for the year ended December 31, 2023 includes a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters.
(3) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 6.
The fair value and carrying value of the Company’s debt as of December 31, 2024 and 2023 are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$7,428	$6,601	$7,001	$6,402
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
Share Repurchase Program
The Company first implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program and has maintained its program since. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2024:

Date Authorized	Amount Authorized	Remaining Authority
October 15, 2024	$1,500	$1,500
February 5, 2024	1,000	67
Total Remaining Authority at December 31, 2024		$1,567
During 2024, Moody’s repurchased 2.9 million shares of its common stock under its share repurchase program and issued a net 0.7 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
MOODY'S 2024 10-K     111

Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2024		2023		2022
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.85	$0.85	$0.77	$0.77	$0.70	$0.70
Second quarter	0.85	0.85	0.77	0.77	0.70	0.70
Third quarter	0.85	0.85	0.77	0.77	0.70	0.70
Fourth quarter	0.85	0.85	0.77	0.77	0.70	0.70
Total	$3.40	$3.40	$3.08	$3.08	$2.80	$2.80
On February 12, 2025, the Board approved the declaration of a quarterly dividend of $0.94 per share of Moody’s common stock, payable on March 14, 2025 to shareholders of record at the close of business on February 25, 2025. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
NOTE 18    LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease term from one year to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

	Year ended December 31,
	2024	2023	2022
Operating lease cost	$88	$93	$102
Sublease income	(7)	(7)	(7)
Variable lease cost	22	22	20
Total lease cost	$103	$108	$115
During 2023 and 2022, the Company recorded charges of $32 million and $23 million, respectively, related to the exit of certain real estate leases that resulted in ROU Asset impairment. The charges were recorded within restructuring expense in the consolidated statements of operations. Refer to Note 9 for further details.
The following tables present other information related to the Company’s operating leases:

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$120	$119	$118
Right-of-use assets obtained in exchange for new operating lease liabilities	$21	$40	$35

	December 31,
	2024	2023	2022
Weighted-average remaining lease term (in years)	3.8	4.4	4.9
Weighted-average discount rate applied to operating leases	3.2%	3.2%	3.1%
112     MOODY'S 2024 10-K

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2024:

Year Ending December 31,	Operating Leases
2025	$111
2026	91
2027	74
2028	23
2029	19
Thereafter	20
Total lease payments (undiscounted)	338
Less: Interest	20
Present value of lease liabilities:	$318
Lease liabilities - current	$102
Lease liabilities - noncurrent	$216
As of December 31, 2024, the Company has entered into an additional operating lease that has not yet commenced, with a lease obligation of approximately $140 million related to the lease of office space. Accordingly, the ROU Assets and operating lease liabilities at December 31, 2024 do not reflect the amounts for this lease. This operating lease will commence in 2025 with a lease term of 15 years.
NOTE 19    CONTINGENCIES
Given the nature of the Company's activities, Moody’s and its subsidiaries are subject to legal and tax proceedings, governmental, regulatory and legislative investigations, subpoenas and other inquiries, and claims and litigation by governmental and private parties that are based on ratings assigned by MIS or that are otherwise incidental to the Company’s business. Moody’s and MIS also are subject to periodic reviews, inspections, examinations and investigations by regulators in the U.S. and other jurisdictions, any of which may result in claims, legal proceedings, assessments, fines, penalties or restrictions on business activities. On September 3, 2024, MIS settled charges by the SEC for failure to comply with record preservation requirements applicable to MIS. The settlement followed an investigation relating to certain business communications sent over electronic messaging channels that had not been approved by MIS. The SEC has settled similar charges with other NRSROs and other registrants subject to record preservation requirements. The terms of MIS’s settlement included the payment of a $20 million civil monetary penalty. As previously disclosed, the Company had accrued that amount in its consolidated financial statements. Moody’s also is subject to ongoing tax audits as addressed in Note 15 to the consolidated financial statements.
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
NOTE 20    SEGMENT INFORMATION
The Company is organized into two operating segments: MA and MIS and accordingly, the Company reports in two reportable segments: MA and MIS.
The MA segment develops a wide range of products and services that support the risk management activities of institutional participants in global financial markets. The MA segment consists of three LOBs - DS, R&I, and D&I.
MOODY'S 2024 10-K     113

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
For overhead costs and corporate expenses that benefit both segments, costs are generally allocated to each segment based on historical revenue amounts.
“Eliminations” in the following table represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the chief operating decision maker to allocate resources to the segments.
Financial Information by Segment
The table below presents revenue, significant expenses regularly provided to the CODM and Adjusted Operating Income by reportable segment. The CODM, identified as the Company's CEO, utilizes the Adjusted Operating Income measure to assess the profitability of the Company and each of its reportable segments each quarter. Adjusted Operating Income is also used in our budgeting and forecasting processes, enabling the allocation of capital resources across the Company's strategic initiatives.

	Year Ended December 31,
	2024				2023
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$3,295	$3,793	$—	$7,088	$3,056	$2,860	$—	$5,916
Intersegment revenue	13	193	(206)	—	13	186	(199)	—
Revenue	3,308	3,986	(206)	7,088	3,069	3,046	(199)	5,916
Compensation expense	1,370	1,169	—	2,539	1,238	1,003	—	2,241
Non-compensation expense	731	410	—	1,141	708	370	—	1,078
Intersegment expense	193	13	(206)	—	186	13	(199)	—
Operating, SG&A	2,294	1,592	(206)	3,680	2,132	1,386	(199)	3,319
Adjusted Operating Income	1,014	2,394	—	3,408	937	1,660	—	2,597
Add:
Depreciation and amortization	353	78	—	431	298	75	—	373
Restructuring	42	17	—	59	59	28	—	87
Charges related to asset abandonment	43	—	—	43	—	—	—	—
Operating Income				$2,875				$2,137
Non-operating (expense) income, net				$(176)				$(202)
Income before provision for income taxes				$2,699				$1,935
114     MOODY'S 2024 10-K

	Year Ended December 31, 2022
	MA	MIS	Eliminations	Consolidated
Total external revenue	$2,769	$2,699	$—	$5,468
Intersegment revenue	8	174	(182)	—
Revenue	2,777	2,873	(182)	5,468
Compensation expense	1,116	940	—	2,056
Non-compensation expense	647	437	—	1,084
Intersegment expense	174	8	(182)	—
Operating, SG&A	1,937	1,385	(182)	3,140
Adjusted Operating Income	840	1,488	—	2,328
Add:
Depreciation and amortization	250	81	—	331
Restructuring	49	65	—	114
Operating income				$1,883
Non-operating (expense) income, net				$(123)
Income before provision for income taxes				$1,760
The table below shows cumulative restructuring expense incurred through December 31, 2024 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$116	$98	$214
Strategic and Operational Efficiency Restructuring Program	$34	$11	$45
The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $125 million to $155 million for the MA segment and $75 million to $95 million for the MIS segment, which include allocations of charges associated with corporate functions.
The restructuring programs are more fully discussed in Note 9.
CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2024	2023	2022
Revenue:
U.S.	$3,836	$3,071	$2,865
Non-U.S.:
EMEA	2,174	1,886	1,708
Asia-Pacific	629	570	539
Americas	449	389	356
Total Non-U.S.	3,252	2,845	2,603
Total	$7,088	$5,916	$5,468

Long-lived assets at December 31:
U.S.	$4,395	$4,323	$4,408
Non-U.S.	4,361	4,562	4,489
Total	$8,756	$8,885	$8,897
MOODY'S 2024 10-K     115

NOTE 21    VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances represent estimates for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2024
Allowances for credit losses	$(35)	$(15)	$18	$(32)
Deferred tax assets—valuation allowance	$(24)	$(2)	$1	$(25)
2023
Allowances for credit losses	$(40)	$(22)	$27	$(35)
Deferred tax assets—valuation allowance	$(21)	$(2)	$(1)	$(24)
2022
Allowances for credit losses	$(32)	$(25)	$17	$(40)
Deferred tax assets—valuation allowance	$(18)	$(4)	$1	$(21)

(1)Reflects write-off of uncollectible accounts receivable or expiration of foreign net operating tax losses.
NOTE 22    OTHER STATEMENTS OF OPERATIONS INFORMATION
Other non-operating income, net
The following table summarizes the components of other non-operating income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
FX loss (1)	$—	$(30)	$(10)
Net periodic pension income - non-service and non-interest cost components	30	35	24
Income/gain from investments in non-consolidated affiliates	15	19	17
Gain on previously held equity method investments (2)	7	—	—
Gain (loss) on investments	13	14	(14)
Other	(4)	11	21
Total	$61	$49	$38
(1)     The amount for the year ended December 31, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year. The amount for the year ended December 31, 2022 includes FX translation losses of $20 million reclassified to earnings resulting from the Company no longer conducting commercial operations in Russia.
(2)     The amount for the year ended December 31, 2024 reflects non-cash gains relating to the step-acquisitions of Praedicat and GCR.

Charges related to asset abandonment:
During the year ended December 31, 2024, the Company recorded charges related to asset abandonment of $43 million pursuant to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings. These charges consist of: i) $12 million related to severance incurred pursuant to a reduction in staff; and ii) $31 million in incremental amortization expense related to the change in estimated useful lives of certain internally developed software and amortizable intangible assets that are associated with the sustainability content offerings for which production is being outsourced.
116     MOODY'S 2024 10-K

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2024.
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
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Except for the information relating to the executive officers of the Company set forth in Part I of this annual report on Form 10-K, the information called for by Items 10-14 is contained in the Company’s definitive proxy statement for use in connection with its annual meeting of stockholders and is incorporated herein by reference.
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10‑K, as well as under the headings “Item 1–Election of Directors,” “Corporate Governance–Codes of Business Conduct and Ethics; Insider Trading Policies and Procedures” “The Audit Committee,” and "Delinquent Section 16(a) Reports" in the 2025 Proxy Statement and is incorporated by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table for 2024,” “Outstanding Equity Awards at Fiscal Year-End Table for 2024,” “Option Exercises and Stock Vested Table for 2024,” “Pension Benefits Table for 2024,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Relationship of Compensation Practices to Risk Management,” "Pay Versus Performance," “CEO Pay Ratio,” and “Report of the Compensation & Human Resources Committee” in the 2025 Proxy Statement and is incorporated by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is included under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K, as well as under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement and is incorporated by reference.
MOODY'S 2024 10-K     117

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Corporate Governance–Director Independence” and “Certain Relationships and Related Transactions” in the 2025 Proxy Statement and is incorporated by reference.
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the headings “Item 2–Ratification of Appointment of Independent Registered Public Accountants–Principal Accounting Fees and Services” and “The Audit Committee” in the 2025 Proxy Statement and is incorporated by reference.
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
.3.1
Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.2
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.3.1
Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form of 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.3.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.4
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

.3.5
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

.3.6.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

118     MOODY'S 2024 10-K

S-K EXHIBIT NUMBER
.3.6.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.7
Eleventh Supplemental Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3.8
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.3.9
Thirteenth Supplemental Indenture, dated as of August 18, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.550% Senior Note due 2060 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 18, 2020)

.3.10
Fourteenth Supplemental Indenture, dated as of August 19, 2021, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.000% Senior Note due 2031 and the form of 2.750% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2021)

.3.11
Fifteenth Supplemental Indenture, dated as of November 29, 2021, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee, including the form of 3.100% Senior Note due 2061 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 29, 2021

.3.12
Sixteenth Supplemental Indenture, dated as of February 25, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 3.750% Senior Note due 2052 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 28, 2022)

.3.13
Seventeenth Supplemental Indenture, dated as of August 8, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 4.250% Senior Note due 2032 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 8, 2022)

.3.14
Eighteenth Supplemental Indenture, dated as of August 5, 2024, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 5.000% Senior Note due 2034 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-4037, filed August 5, 2024)

10	Material Contracts
.1.1†
1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.1.2†
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (for awards after 2017) for the 1998 Moody’s Corporation Non-Employee Directors’ Stock Incentive Plan (Adopted September 8, 2000; Amended and Restated as of December 11, 2012, October 20, 2015, December 14, 2015 and December 18, 2017) (incorporated by reference to Exhibit 10.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.2†
Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated December 15, 2008) (formerly, The Dun & Bradstreet Corporation 1999 Employee Stock Purchase Plan) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed March 2, 2009)

.3.1†
Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 21, 2023)

.3.2.1†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.2.2†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

.3.2.3†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2024 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)

.3.2.4†
Form of Special Non-Qualified Stock Option Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2024)

MOODY'S 2024 10-K     119

S-K EXHIBIT NUMBER
.3.3.1†
Form of Performance Share Award Letter (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.3.2†
Form of Performance Share Award Letter (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

.3.3.3†
Form of Performance Share Award Letter (for awards granted in 2024 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)

.3.4.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.4.2†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

.3.4.3†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2024 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)

.3.5.1†
Form of Special Long-Term Incentive Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2024)

.3.5.2†
Form of Moody’s Investors Service, Inc. Strategic Incentive Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2024)

.3.5.3†
Form of Moody’s Analytics, Inc. Strategic Incentive Award Letter for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2024)

.4†
2004 Moody’s Corporation Covered Employee Cash Incentive Plan (as amended on February 10, 2015) (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 26, 2015)

.5†
Moody’s Corporation Deferred Compensation Plan (amended and restated effective as of January 1, 2020) (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.6†
Supplemental Executive Benefit Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

.7†
Pension Benefit Equalization Plan of Moody’s Corporation, amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 29, 2008)

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
.9†
Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.10.1†
Moody’s Corporation Retirement Account (amended and restated as of January 1, 2021) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.10.2†
First Amendment to the Moody’s Corporation Retirement Account (effective January 1, 2021) (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.11.1†
Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2020) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.11.2†
First Amendment to the Profit Participation Plan of Moody’s Corporation (effective January 1, 2020) (incorporated by reference to Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.12†
The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008, October 15, 2015 and December 19, 2016) (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

120     MOODY'S 2024 10-K

S-K EXHIBIT NUMBER
.13†
Amended and Restated Moody’s Corporation Career Transition Plan (amended and restated as of March 1, 2024) (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2024)

.14†
Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2019)

	.15	Form Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 22, 2017)
.16
Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 3, 2016)

.17
Credit Agreement, dated as of May 6, 2024, among Moody’s Corporation, the borrowing subsidiaries party thereto, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 6, 2024)

.18
Moody’s Corporation Career Transition Plan (Amended and Restated as of October 1, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed October 23, 2024)

19	Insider Trading Policies
	.1*	Securities Trading Policy for Employee Trading of Shares of Moody’s Corporation
	.2*	Company Procedures for Transactions in Company Securities
21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2024
23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

97	Policy Relating to Recovery of Erroneously Awarded Compensation
	.1	Moody’s Corporation Comprehensive Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)
101	Inline XBRL
	.INS*	Inline XBRL Instance Document
	.SCH*	Inline XBRL Taxonomy Extension Schema Document
	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	.DEF*	Inline XBRL Definitions Linkbase Document
	.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Annual Report on Form 10-K (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith
†Management contract or compensatory plan or arrangement
ITEM 16        FORM 10-K SUMMARY
None.
MOODY'S 2024 10-K     121

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ ROBERT FAUBER

Robert Fauber
President and Chief Executive Officer
Date: February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT FAUBER	/s/ KATHRYN M. HILL
Robert Fauber,	Kathryn M. Hill,
President and Chief Executive Officer	Director
(principal executive officer)

/s/ NOÉMIE HEULAND	/s/ LLOYD W. HOWELL, JR.
Noémie Heuland,	Lloyd W. Howell, Jr.,
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ CAROLINE SULLIVAN	/s/ JOSE MINAYA
Caroline Sullivan,	Jose Minaya,
Chief Accounting Officer and Corporate Controller	Director
(principal accounting officer)

/s/ JORGE A. BERMUDEZ	/s/ LESLIE F. SEIDMAN
Jorge A. Bermudez,	Leslie F. Seidman,
Director	Director

/s/ THÉRÈSE ESPERDY	/s/ ZIG SERAFIN
Thérèse Esperdy,	Zig Serafin,
Director	Director

/s/ VINCENT A. FORLENZA	/s/ BRUCE VAN SAUN
Vincent A. Forlenza,	Bruce Van Saun,
Chairman of the Board	Director

Date: February 14, 2025

122     MOODY'S 2024 10-K