Form 10-Q
period 2025-03-31
MOODYS CORP /DE/
filed 2025-04-23
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Shares Outstanding at March 31, 2025
179.9 million

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

BitSight	A provider that helps global market participants understand cyber risk through ratings, analytics, and performance management tools; the Company acquired a minority investment in BitSight in 2021
Board	The board of directors of the Company
BPS	Basis points
CAD	Canadian dollar
CAPE Analytics	A provider of AI-powered property risk intelligence; the Company acquired CAPE Analytics in January 2025
CCXI
China Cheng Xin International Credit Rating Co. Ltd.; the first and largest domestic credit rating agency approved by the People’s Bank of China; the Company acquired a 49% interest in 2006 and currently owns 30% of CCXI

CEO	Chief Executive Officer
CFG	Corporate finance group; an LOB of MIS
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities; an asset class within SFG
CODM	Chief Operating Decision Maker; identified as the Company's CEO
COLI	Corporate-Owned Life Insurance
Common Stock	The Company’s common stock
Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s
Compensation expense	Compensation expenses include salaries, benefits, incentive and stock-based compensation and other related expenses for employees. These expenses are charged to income as incurred
COVID-19	An outbreak of a novel strain of coronavirus resulting in an international public health crisis and a global pandemic
CP	Commercial Paper
CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2024 Facility

CRAs	Credit rating agencies

TERM	DEFINITION
Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products
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

GDP	Gross domestic product
GLoBE	Global Anti-Base Erosion, also known as "Pillar II;" tax model issued by the OECD in 2023
HKD	Hong Kong Dollars
ICRA	ICRA Limited; a provider of credit ratings and research in India
INR	Indian rupee
JPY	Japanese yen
KYC	Know-your-customer
LOB	Line of business
MA	Moody’s Analytics - a reportable segment of MCO; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information
MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly a reporting unit within the MA reportable segment
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
M&A	Mergers and acquisitions
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - CFG; SFG; FIG; PPIF; and MIS Other
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
Non-compensation expense
Non-compensation expenses include costs incurred that are not related to employee compensation. This includes, but is not limited to, consulting and professional service fees, hosting expenses, rent, and marketing expenses. These expenses are charged to income as incurred

Non-GAAP
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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,924	$1,786
Expenses
Operating	491	467
Selling, general and administrative	439	413
Depreciation and amortization	113	100
Restructuring	33	5
Charges related to asset abandonment	2	—
Total expenses	1,078	985
Operating income	846	801
Non-operating (expense) income, net
Interest expense, net	(61)	(62)
Other non-operating income, net	19	13
Total non-operating (expense) income, net	(42)	(49)
Income before provision for income taxes	804	752
Provision for income taxes	179	175
Net income attributable to Moody's	$625	$577
Earnings per share attributable to Moody's common shareholders
Basic	$3.47	$3.16
Diluted	$3.46	$3.15
Weighted average number of shares outstanding
Basic	180.0	182.6
Diluted	180.7	183.4
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$625			$577
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$188	$(1)	187	$(115)	$—	(115)
Net (losses) gains on net investment hedges	(174)	44	(130)	101	(27)	74
Cash Flow Hedges:
Reclassification of losses included in net income	—	—	—	1	—	1
Pension and Other Retirement Benefits:
Net actuarial losses	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$14	$43	$57	$(14)	$(27)	$(41)
Comprehensive income			682			536
Less: comprehensive loss attributable to noncontrolling interests			(3)			—
Comprehensive Income Attributable to Moody's			$685			$536
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,139	$2,408
Short-term investments	62	566
Accounts receivable, net of allowance for credit losses of $34 in 2025 and $32 in 2024	1,850	1,801
Other current assets	514	515
Total current assets	4,565	5,290
Property and equipment, net of accumulated depreciation of $1,511 in 2025 and $1,453 in 2024	671	656
Operating lease right-of-use assets	217	216
Goodwill	6,237	5,994
Intangible assets, net	1,978	1,890
Deferred tax assets, net	292	293
Other assets	1,136	1,166
Total assets	$15,096	$15,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,049	$1,344
Current portion of operating lease liabilities	103	102
Current portion of long-term debt	—	697
Deferred revenue	1,765	1,454
Total current liabilities	2,917	3,597
Non-current portion of deferred revenue	57	57
Long-term debt	6,823	6,731
Deferred tax liabilities, net	439	449
Uncertain tax positions	218	211
Operating lease liabilities	210	216
Other liabilities	574	517
Total liabilities	11,238	11,778
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2025 and December 31, 2024, respectively	3	3
Capital surplus	1,483	1,451
Retained earnings	16,526	16,071
Treasury stock, at cost; 162,964,467 and 162,593,213 shares of common stock at March 31, 2025 and December 31, 2024, respectively	(13,734)	(13,322)
Accumulated other comprehensive loss	(578)	(638)
Total Moody's shareholders' equity	3,700	3,565
Noncontrolling interests	158	162
Total shareholders' equity	3,858	3,727
Total liabilities, noncontrolling interests and shareholders' equity	$15,096	$15,505
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$625	$577
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	113	100
Stock-based compensation	56	53
Deferred income taxes	18	25
Non-cash restructuring charges	3	—
Provision for credit losses on accounts receivable	5	4
Changes in assets and liabilities:
Accounts receivable	(16)	(197)
Other current assets	12	49
Other assets	(19)	(19)
Lease obligations	(8)	(7)
Accounts payable and accrued liabilities	(292)	(110)
Deferred revenue	261	308
Uncertain tax positions and other non-current tax liabilities	6	6
Other liabilities	(7)	(14)
Net cash provided by operating activities	757	775
Cash flows from investing activities
Capital additions	(85)	(78)
Purchases of investments	(41)	(50)
Sales and maturities of investments	551	46
Purchases of investments in non-consolidated affiliates	(10)	(2)
Receipts from settlements of net investment hedges	32	—
Cash paid for acquisitions, net of cash acquired	(223)	(12)
Net cash provided by (used in) investing activities	224	(96)
Cash flows from financing activities
Repayment of notes	(700)	—
Proceeds from stock-based compensation plans	23	20
Repurchase of shares related to stock-based compensation	(53)	(53)
Treasury shares	(373)	(120)
Dividends	(195)	(155)
Net cash used in financing activities	(1,298)	(308)
Effect of exchange rate changes on cash and cash equivalents	48	(25)
(Decrease) increase in cash and cash equivalents	(269)	346
Cash and cash equivalents, beginning of period	2,408	2,130
Cash and cash equivalents, end of period	$2,139	$2,476
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
Net income				625				625	—	625
Dividends ($0.94 per share)				(170)				(170)	(1)	(171)
Stock-based compensation			58					58		58
Shares issued for stock-based compensation plans at average cost, net			(26)		0.4	(38)		(64)		(64)
Treasury shares repurchased, inclusive of excise tax			—		(0.8)	(374)		(374)		(374)
Currency translation adjustment, net of net investment hedge activity (net of tax of $43 million)							60	60	(3)	57
Balance at March 31, 2025	342.9	$3	$1,483	$16,526	(163.0)	$(13,734)	$(578)	$3,700	$158	$3,858
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
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2024 annual report on Form 10-K filed with the SEC on February 14, 2025. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Reclassification of Previously Reported Transaction and Recurring Revenue
In the first quarter of 2025, the Company reclassified certain prior-year transaction and recurring revenue amounts to align with a refined classification methodology. The impact of the reclassifications were not material, and the reclassified amounts for 2024 are reflected in Note 3.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This update should be read in conjunction with the summary of significant accounting policies disclosures made in the Company's Form 10-K for the year ended December 31, 2024. All significant accounting policies described in the Form 10-K for the year ended December 31, 2024 remain unchanged with the exception of the following update:
Goodwill
Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MA and MIS), or one level below an operating segment (i.e., a component of an operating segment). Prior to 2025, MA's reporting unit structure consisted of two reporting units comprised of businesses that offer: i) data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions. During the first quarter of 2025, MA reorganized its management and reporting structure, which affected the composition of the reporting units within the MA reportable segment. As a result, MA's reporting unit structure now consists of one reporting unit, which is consistent with the segment's current management structure and operating model. This reorganization did not result in a change to the Company's reportable segments. The Company performed assessments of the reporting units impacted by the reorganization immediately before and after the reorganization became effective and determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

Subsequent to the aforementioned reorganization of the MA reporting unit structure, the Company now has three reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and one reporting unit within MA.

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2025	2024
MA:
Decision Solutions (DS)
Banking	$141	$134
Insurance	163	144
KYC	101	87
Total DS	405	365
Research and Insights (R&I)	236	222
Data and Information (D&I)	218	212
Total external revenue	859	799
Intersegment revenue	3	3
Total MA	862	802
MIS:
Corporate Finance (CFG)
Investment-grade	165	147
High-yield	67	67
Bank loans	160	155
Other accounts (1)	172	160
Total CFG	564	529
Structured Finance (SFG)
Asset-backed securities	35	33
RMBS	26	24
CMBS	28	17
Structured credit	48	39
Other accounts	1	1
Total SFG	138	114
Financial Institutions (FIG)
Banking	130	121
Insurance	45	59
Managed investments	13	12
Other accounts	3	3
Total FIG	191	195
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	72	59
Project and infrastructure	91	82
Total PPIF	163	141
Total ratings revenue	1,056	979
MIS Other	9	8
Total external revenue	1,065	987
Intersegment revenue	49	47
Total MIS	1,114	1,034
Eliminations	(52)	(50)
Total MCO	$1,924	$1,786
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$167	$238	$405	$138	$227	$365
Research and Insights	128	108	236	122	100	222
Data and Information	80	138	218	77	135	212
Total MA	375	484	859	337	462	799
MIS:
Corporate Finance	391	173	564	372	157	529
Structured Finance	100	38	138	76	38	114
Financial Institutions	95	96	191	98	97	195
Public, Project and Infrastructure Finance	104	59	163	86	55	141
Total ratings revenue	690	366	1,056	632	347	979
MIS Other	—	9	9	—	8	8
Total MIS	690	375	1,065	632	355	987
Total MCO	$1,065	$859	$1,924	$969	$817	$1,786

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2025	2024
MA:
U.S.	$375	$337
Non-U.S.:
EMEA	331	316
Asia-Pacific	88	85
Americas	65	61
Total Non-U.S.	484	462
Total MA	859	799
MIS:
U.S.	690	632
Non-U.S.:
EMEA	238	226
Asia-Pacific	79	70
Americas	58	59
Total Non-U.S.	375	355
Total MIS	1,065	987
Total MCO	$1,924	$1,786

The following table summarizes the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended March 31,
	2025			2024
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$26	$115	$141	$29	$105	$134
	18%	82%	100%	22%	78%	100%
Insurance	$6	$157	$163	$10	$134	$144
	4%	96%	100%	7%	93%	100%
KYC	$—	$101	$101	$2	$85	$87
	—%	100%	100%	2%	98%	100%
Total Decision Solutions	$32	$373	$405	$41	$324	$365
	8%	92%	100%	11%	89%	100%
Research and Insights	$3	$233	$236	$3	$219	$222
	1%	99%	100%	1%	99%	100%
Data and Information	$2	$216	$218	$3	$209	$212
	1%	99%	100%	1%	99%	100%
Total MA (1)	$37	$822	$859	$47	$752	$799
	4%	96%	100%	6%	94%	100%
Corporate Finance	$427	$137	$564	$399	$130	$529
	76%	24%	100%	75%	25%	100%
Structured Finance	$78	$60	$138	$59	$55	$114
	57%	43%	100%	52%	48%	100%
Financial Institutions	$109	$82	$191	$122	$73	$195
	57%	43%	100%	63%	37%	100%
Public, Project and Infrastructure Finance	$116	$47	$163	$96	$45	$141
	71%	29%	100%	68%	32%	100%
MIS Other	$2	$7	$9	$1	$7	$8
	22%	78%	100%	12%	88%	100%
Total MIS	$732	$333	$1,065	$677	$310	$987
	69%	31%	100%	69%	31%	100%
Total Moody's Corporation	$769	$1,155	$1,924	$724	$1,062	$1,786
	40%	60%	100%	41%	59%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following table presents the timing of revenue recognition:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$25	$732	$757	$21	$677	$698
Revenue recognized over time	834	333	1,167	778	310	1,088
Total	$859	$1,065	$1,924	$799	$987	$1,786

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

The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	MA	MIS	MA	MIS
Unbilled Receivables	$100	$493	$122	$426
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,243	$268	$1,511	$1,111	$270	$1,381
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(492)	(99)	(591)	(437)	(94)	(531)
Increases due to amounts billable excluding amounts recognized as revenue during the period	666	188	854	652	187	839
Increases due to acquisitions during the period	15	—	15	—		—
Effect of exchange rate changes	30	3	33	(14)	(2)	(16)
Total changes in deferred revenue	219	92	311	201	91	292
Balance at March 31,	$1,462	$360	$1,822	$1,312	$361	$1,673
Deferred revenue - current	$1,461	$304	$1,765	$1,310	$302	$1,612
Deferred revenue - non-current	$1	$56	$57	$2	$59	$61
The increase in deferred revenue during both the three months ended March 31, 2025 and 2024 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.
Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2025 as well as amounts not yet invoiced to customers as of March 31, 2025, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.3 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $96 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation cost	$57	$53
Tax benefit	$12	$12
During the first quarter of 2025, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $163.59 per share. The Company also granted 0.4 million shares of restricted stock in the first quarter of 2025, which had a weighted average grant date fair value of $513.12 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest are based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $501.88 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2025:

Expected dividend yield	0.73%
Expected stock volatility	27%
Risk-free interest rate	4.51%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at March 31, 2025 was $18 million and $390 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 2.8 years, respectively. Additionally, there was $77 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2025	2024
Exercise of stock options:
Proceeds from stock option exercises	$18	$16
Aggregate intrinsic value	$28	$21
Tax benefit realized upon exercise	$6	$3
Number of shares exercised	0.1	0.1
Vesting of restricted stock:
Fair value of shares vested	$229	$169
Tax benefit realized upon vesting	$56	$41
Number of shares vested	0.5	0.4
Vesting of performance-based restricted stock:
Fair value of shares vested	$8	$40
Tax benefit realized upon vesting	$1	$9
Number of shares vested (1)	—	0.1
(1) The number of shares vested in 2025 was approximately 15 thousand.

NOTE 5. INCOME TAXES
Moody’s ETR was 22.3% and 23.3% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the ETR for the three months ended March 31, 2025 as compared to the same period in the prior year is primarily due to an increase in excess tax benefits from stock-based compensation. The Company’s provision for income taxes differs from the tax computed by applying its estimated annual ETR to the pre-tax earnings due to the excess tax benefits of $26 million recognized in the first quarter.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of $7 million ($6 million, net of federal tax) during the first quarter of 2025.
Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company's U.S. federal income tax returns for 2021 through 2023 remain open to examination. The Company’s New York City tax returns for 2018 through 2022 are currently under examination, and 2023 is open to examination. The Company’s U.K. tax returns for 2017 through 2023 remain open to examination.
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
The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2025	2024
Income taxes paid	$115	$87
Effective in 2024, multiple foreign jurisdictions in which the Company operates enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% applies to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company is required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional ETR up to 15%. We have evaluated the impact of the Pillar II global minimum tax rules on our consolidated financial statements and related disclosures. As of March 31, 2025, the Pillar II minimum tax requirement is not expected to have a material impact on our full-year results of operations or financial position.

NOTE 6. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,

	2025	2024
Basic	180.0	182.6
Dilutive effect of shares issuable under stock-based compensation plans	0.7	0.8
Diluted	180.7	183.4
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.4	0.4
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2025 and 2024.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2025
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,123	$—	$1,123	$1,054	$62	$7
Mutual funds	$87	$11	$98	$—	$—	$98

	As of December 31, 2024
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,911	$—	$1,911	$1,345	$566	$—
Mutual funds	$88	$10	$98	$—	$—	$98
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both March 31, 2025 and December 31, 2024. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 14 months at March 31, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of March 31, 2025 and December 31, 2024, the contract value of the COLI was $49 million and $48 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of March 31, 2025	As of December 31, 2024	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	500	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	—	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,250	$2,550
Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2025	2024
Interest expense, net		$(61)	$(62)

Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(18)	$(25)
Fair value changes on interest rate swaps	Interest expense, net	$37	$(29)
Fair value changes on hedged debt	Interest expense, net	$(37)	$29
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
Cross currency swaps designated as net investment hedges
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in EUR/USD and HKD/USD exchange rates. The following tables provide information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

March 31, 2025
	Pay			Receive
Nature of Swap	Notional Amount (1)		Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed		€1,817	2.35%	$1,914	3.88%
Pay Floating/Receive Floating		€1,688	Based on ESTR	$1,750	Based on SOFR
Pay Fixed/Receive Fixed	HK$	1,949	—%	$250	0.51%
(1) € = euro, HK$ = Hong Kong dollar

December 31, 2024
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€965	2.91%	$1,014	4.41%
Pay Floating/Receive Floating	€2,138	Based on ESTR	$2,250	Based on SOFR

As of March 31, 2025 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD
Years Ending December 31,	Notional Amount (Pay) (1)	Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive)
2027	€531	$550	HK$	—	$—
2028	588	600	—		—
2029	573	614	—		—
2030	481	500	—		—
2031	481	500	—		—
2032	481	500	1,949		250
2033	370	400	—		—
Total	€3,505	$3,664	HK$	1,949	$250
(1) € = euro, HK$ = Hong Kong dollar
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024
Cross currency swaps	$(88)	$51	$—	$—	$14	$11
Long-term debt	(42)	23	—	—	—	—
Total net investment hedges	$(130)	$74	$—	$—	$14	$11
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	—	—	(1)	—	—
Total	$(130)	$74	$—	$(1)	$14	$11

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	March 31, 2025	December 31, 2024
Net investment hedges
Cross currency swaps	$90	$178
FX forwards	29	29
Long-term debt	26	68
Total net investment hedges	$145	$275
Cash flow hedges
Interest rate contracts	$(43)	$(43)
Cross currency swaps	1	1
Total cash flow hedges	(42)	(42)
Total net gain in AOCL	$103	$233

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through August 2025.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2025			December 31, 2024
Notional amount of currency pair (1):	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$659		£511	$604		£470
Contracts to sell USD for JPY	$23		¥3,500	$29		¥4,000
Contracts to sell USD for CAD	$56	C$	80	$35	C$	50
Contracts to sell USD for SGD	$23	S$	30	$45	S$	59
Contracts to sell USD for EUR	$83		€76	$—		€—
Contracts to sell USD for INR	$22	₹	1,900	$23	₹	1,900
Contracts to sell GBP for USD	£56		$73	£—		$—
Contracts to sell EUR for USD	€—		$—	€12		$12

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at March 31, 2025 and related gains in the three months ended March 31, 2025 were not material. The notional amount of the total return swaps as of March 31, 2025 and December 31, 2024 was $64 million and $66 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2025	2024
FX forwards	Other non-operating income, net	$18	$(13)
Total return swaps	Operating expense	$(2)	$3
Total return swaps	SG&A expense	$(1)	$1

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$3	$58
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	8	—
Total assets		$11	$58
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$10	$3
Cross-currency swaps designated as net investment hedges	Other liabilities	122	26
Interest rate swaps designated as fair value hedges	Other liabilities	122	166
Total derivatives designated as accounting hedges		254	195
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,350	1,294
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	8	21
Total liabilities		$1,612	$1,510

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (1)	135	—	135	—	—	—	135	—	135
Foreign currency translation adjustments	111	—	111	(3)	—	(3)	108	—	108
Ending balance	$5,872	$(12)	$5,860	$377	$—	$377	$6,249	$(12)	$6,237

	Year Ended December 31, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (2)	112	—	112	97	—	97	209	—	209
Foreign currency translation adjustments	(167)	—	(167)	(4)	—	(4)	(171)	—	(171)
Ending balance	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
(1) The 2025 additions relate to the acquisition of CAPE Analytics in 2025.
(2) The 2024 additions/adjustments primarily relate to certain immaterial acquisitions in 2024 (most notably GCR, Numerated and Praedicat).

Acquired intangible assets and related amortization consisted of:

	March 31, 2025	December 31, 2024
Customer relationships	$2,143	$2,035
Accumulated amortization	(668)	(631)
Net customer relationships	1,475	1,404
Software/product technology	747	695
Accumulated amortization	(447)	(419)
Net software/product technology	300	276
Database	166	166
Accumulated amortization	(93)	(89)
Net database	73	77
Trade names	202	199
Accumulated amortization	(88)	(83)
Net trade names	114	116
Other (1)	67	67
Accumulated amortization	(51)	(50)
Net other	16	17
Total acquired intangible assets, net	$1,978	$1,890
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$53	$49

NOTE 10. RESTRUCTURING
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

Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended March 31,		Cumulative expense incurred
	2025	2024
Strategic and Operational Efficiency Restructuring Program
Employee termination and other related costs (1)	$31	$—	$76
Real estate related costs (2)	2	—	2
Total Restructuring	$33	$—	$78
(1) Primarily includes severance costs, expense related to the modification of equity awards and professional service fees related to execution of the restructuring program.
(2) Includes the non-cash acceleration of amortization of ROU Assets that have been abandoned or for which abandonment is planned in future periods.
Changes to the restructuring liability for the aforementioned restructuring program were as follows:

Balance as of December 31, 2024	$39
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	30
Cash payments	(22)
Balance as of March 31, 2025 (1)	$47
(1) Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of March 31, 2025, substantially all of the remaining $47 million restructuring liability is expected to be paid out in the next twelve months.

NOTE 11. FAIR VALUE
The tables below present information about items that are carried at fair value at March 31, 2025 and December 31, 2024:

	Fair Value Measurement as of March 31, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$11	$—	$11
Money market funds/mutual funds	108	108	—
Total	$119	$108	$11
Liabilities:
Derivatives (1)	$262	$—	$262
Total	$262	$—	$262

	Fair Value Measurement as of December 31, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$58	$—	$58
Money market funds/mutual funds	108	108	—
Total	$166	$108	$58
Liabilities:
Derivatives (1)	$216	$—	$216
Total	$216	$—	$216
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2025	December 31, 2024
Other current assets:
Prepaid taxes	$100	$81
Prepaid expenses	184	179
Capitalized costs to obtain and fulfill sales contracts	139	131
Foreign exchange forwards on certain assets and liabilities	8	—
Interest receivable on interest rate and cross currency swaps	42	77
Other	41	47
Total other current assets	$514	$515

Other assets:
Investments in non-consolidated affiliates	$489	$465
Deposits for real-estate leases	16	15
Indemnification assets related to acquisitions	111	109
Mutual funds, certificates of deposit and money market deposit accounts/funds	105	98
Company owned life insurance (at contract value)	49	48
Capitalized costs to obtain sales contracts	224	214
Derivative instruments designated as accounting hedges	3	58
Pension and other retirement employee benefits	61	60
Other	78	99
Total other assets	$1,136	$1,166

Accounts payable and accrued liabilities:
Salaries and benefits	$163	$133
Incentive compensation	105	452
Customer credits, advanced payments and advanced billings	155	142
Dividends	7	32
Professional service fees	38	38
Interest accrued on debt	42	92
Accounts payable	98	53
Income taxes	205	144
Pension and other retirement employee benefits	11	11
Accrued royalties	27	25
Foreign exchange forwards on certain assets and liabilities	8	21
Restructuring liability	51	46
Derivative instruments designated as accounting hedges	10	3
Interest payable on interest rate and cross currency swaps	39	60
Other	90	92
Total accounts payable and accrued liabilities	$1,049	$1,344

	March 31, 2025	December 31, 2024
Other liabilities:
Pension and other retirement employee benefits	$196	$195
Interest accrued on UTPs	52	47
MAKS indemnification provisions	18	19
Income tax liability - non-current portion	12	12
Derivative instruments designated as accounting hedges	244	192
Other	52	52
Total other liabilities	$574	$517
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	March 31, 2025	December 31, 2024
Equity method investments (1)	$139	$127
Investments measured using the measurement alternative (2)	338	328
Other	12	10
Total investments in non-consolidated affiliates	$489	$465
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
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three Months Ended March 31,
	2025	2024
FX loss	$(5)	$(3)
Net periodic pension income - non-service and non-interest cost components	9	8
Income from investments in non-consolidated affiliates	11	—
Gain on investments	3	3
Other	1	5
Total	$19	$13
Charges related to asset abandonment:
During the three months ended March 31, 2025, the Company recorded charges related to asset abandonment of $2 million. These charges were related to severance incurred pursuant to a reduction in staff due to the Company's decision in 2024 to outsource the production of certain sustainability content utilized in our product offerings. Cumulative charges relating to this action as of March 31, 2025 were $45 million, which include both severance and incremental amortization expense related to the change in estimated useful lives of certain internally developed software and amortizable intangible assets that are associated with the sustainability content offerings for which production is being outsourced.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended March 31,
	2025					2024
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(39)	$(42)	$(832)	$275	$(638)	$(56)	$(44)	$(520)	$53	$(567)
Other comprehensive income (loss) before reclassifications	—	—	190	(130)	60	(1)	—	(115)	74	(42)
Amounts reclassified from AOCL	—	—	—	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	190	(130)	60	(1)	1	(115)	74	(41)
Balance at March 31,	$(39)	$(42)	$(642)	$145	$(578)	$(57)	$(43)	$(635)	$127	$(608)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(27)	$3	$(4)	$572
1.75% 2015 Senior Notes, due 2027	540	—	—	(1)	539
3.25% 2017 Senior Notes, due 2028	500	(10)	(2)	(1)	487
4.25% 2018 Senior Notes, due 2029	400	(28)	(1)	(1)	370
4.875% 2018 Senior Notes, due 2048	400	(29)	(6)	(3)	362
0.950% 2019 Senior Notes, due 2030	810	—	(1)	(3)	806
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(32)	(8)	(5)	455
4.25% 2022 Senior Notes, due 2032	500	(6)	(2)	(3)	489
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,050	$(132)	$(51)	$(44)	$6,823

December 31, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(32)	$3	$(4)	$567
1.75% 2015 Senior Notes, due 2027	518	—	—	(1)	517
3.25% 2017 Senior Notes, due 2028	500	(13)	(2)	(1)	484
4.25% 2018 Senior Notes, due 2029	400	(35)	(1)	(1)	363
4.875% 2018 Senior Notes, due 2048	400	(35)	(6)	(3)	356
0.950% 2019 Senior Notes, due 2030	776	—	(1)	(3)	772
3.75% 2020 Senior Notes, due 2025	700	(3)	—	—	697
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(43)	(8)	(5)	444
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(3)	487
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,694	$(169)	$(52)	$(45)	$7,428
Current portion					(697)
Total long-term debt					$6,731
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
During the first quarter of 2025, the Company fully repaid the $700 million of 3.75% 2020 Senior Notes which had reached maturity.
At March 31, 2025, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2025, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2025 (After March 31,)	$—
2026	—
2027	540
2028	500
2029	400
Thereafter	5,610
Total	$7,050
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended March 31,
	2025	2024
Income	$24	$22
Expense on borrowings(1)	(72)	(74)
Expense on UTPs and other tax related liabilities	(6)	(4)
Net periodic pension costs - interest component	(7)	(6)
Interest expense, net	$(61)	$(62)
Interest paid(2)	$91	$100
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate and cross currency swaps, which are more fully discussed in Note 8.
(2) Interest paid includes net settlements on interest rate and cross currency swaps, which are more fully discussed in Note 8.

The fair value and carrying value of the Company’s debt as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,823	$6,026	$7,428	$6,601
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$22	$22
Sublease income	(2)	(2)
Variable lease cost	4	5
Total lease cost	$24	$25
The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$30
Right-of-use assets obtained in exchange for new operating lease liabilities	$21	$4

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term	3.7 years	4.2 years
Weighted-average discount rate applied to operating leases	3.2%	3.2%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2025:

Year Ending December 31,	Operating Leases
2025 (After March 31,)	$87
2026	97
2027	80
2028	25
2029	20
After 2029	23
Total lease payments (undiscounted)	332
Less: Interest	19
Present value of lease liabilities:	$313
Lease liabilities - current	$103
Lease liabilities - noncurrent	$210
As of March 31, 2025, the Company has entered into additional operating leases that have not yet commenced, with lease obligations of approximately $155 million related to the lease of office space. Accordingly, the ROU Assets and operating lease liabilities at March 31, 2025 do not reflect the amounts for these leases. The operating leases will commence in 2025 and have lease terms between 11 and 15 years.

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
For overhead costs and corporate expenses that benefit both segments, costs are generally allocated to each segment based on historical/budgeted revenue amounts.
“Eliminations” in the following table represent intersegment revenue/expense. Moody’s does not report the Company’s assets by reportable segment, as this metric is not used by the CODM to allocate resources to the segments. Consequently, it is not practical to show assets by reportable segment.
Financial Information by Segment
The table below shows revenue, significant expenses regularly provided to the CODM and Adjusted Operating Income by reportable segment. The CODM, identified as the Company's CEO, utilizes the Adjusted Operating Income measure to assess the profitability of the Company and each of its reportable segments each quarter. Adjusted Operating Income is used in our budgeting and forecasting process, enabling the allocation of capital resources across the Company's strategic initiatives.

	Three Months Ended March 31,
	2025				2024
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$859	$1,065	$—	$1,924	$799	$987	$—	$1,786
Intersegment revenue	3	49	(52)	—	3	47	(50)	—
Revenue	862	1,114	(52)	1,924	802	1,034	(50)	1,786
Compensation expense	362	280	—	642	337	272	—	609
Non-compensation expense	192	96	—	288	180	91	—	271
Intersegment expense	49	3	(52)	—	47	3	(50)	—
Operating, SG&A	603	379	(52)	930	564	366	(50)	880
Adjusted Operating Income	$259	$735	$—	$994	$238	$668	$—	$906
Add:
Depreciation and amortization	94	19	—	113	82	18	—	100
Restructuring	26	7	—	33	2	3	—	5
Charges related to asset abandonment	2	—	—	2	—	—	—	—
Operating Income				$846				$801
Non-operating (expense) income, net				$(42)				$(49)
Income before provision for income taxes				$804				$752

The table below shows cumulative restructuring expense incurred through March 31, 2025 by reportable segment.

	MA	MIS	Total
Strategic and Operational Efficiency Restructuring Program	$60	$18	$78
The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $125 million to $155 million for the MA segment and $75 million to $95 million for the MIS segment, which include allocations of charges associated with corporate functions. This restructuring program is more fully discussed in Note 10.
Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2025	2024
United States	$1,065	$969
Non-U.S.:
EMEA	569	542
Asia-Pacific	167	155
Americas	123	120
Total Non-U.S.	859	817
Total	$1,924	$1,786

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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2024, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures other than the update below relating to the Company's annual assessment of goodwill for impairment.
Goodwill
This update should be read in conjunction with the critical accounting estimate disclosures made in the Company's Form 10-K for the year ended December 31, 2024.
Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MA and MIS), or one level below an operating segment (i.e., a component of an operating segment). Prior to 2025, MA's reporting unit structure consisted of two reporting units comprised of businesses that offer: i) data and data-driven analytical solutions; and ii) risk-management software, workflow and CRE solutions. During the first quarter of 2025, MA reorganized its management and reporting structure, which affected the composition of the reporting units within the MA reportable segment. As a result, MA's reporting unit structure now consists of one reporting unit, which is consistent with the segment's current management structure and operating model. This reorganization did not result in a change to the Company's reportable segments. The Company performed assessments of the reporting units impacted by the reorganization immediately before and after the reorganization became effective and determined that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

Subsequent to the aforementioned reorganization of the MA reporting unit structure, the Company now has three reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and one reporting unit within MA.

Reportable Segments
The Company is organized into two reportable segments as of March 31, 2025: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 17 to the consolidated financial statements.

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
Three months ended March 31, 2025 compared with three months ended March 31, 2024
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended March 31, 2025. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2025	2024	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,924	$1,786	8%		— reflects revenue growth in both segments
MA external revenue	$859	$799	8%
— sustained demand for KYC and insurance offerings and SaaS-based banking solutions;
— continued demand for credit research product offerings; and
— ongoing strong demand for ratings data feeds and company data applications

MIS external revenue	$1,065	$987	8%
reflects growth across most LOBs resulting from:
— increased U.S. investment-grade issuance activity, which included a favorable issuance mix from infrequent issuer activity;
— increased issuance volumes in structured finance driven by refinancing activity for CLOs and CMBS, supported by continued tight spreads; and
— increase in activity in the U.S. market for public and project finance

Total operating and SG&A expenses	$930	$880	(6%)		— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments
Depreciation and amortization	$113	$100	(13%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$33	$5	NM		— relates to the Company's restructuring programs, more fully discussed in Note 10 to the consolidated financial statements
Charges related to asset abandonment	$2	$—	NM
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, more fully discussed in Note 12 to the consolidated financial statements

Total non-operating (expense) income, net	$(42)	$(49)	14%		— primarily due to an increase in equity income recorded for the Company's investments in non-consolidated affiliates
Operating margin	44.0%	44.8%	(80	BPS)	— operating margin contraction is attributable to higher restructuring costs — Adjusted Operating Margin(1) expansion reflects revenue growth outpacing an increase in operating and SG&A expenses
Adjusted Operating Margin(1)	51.7%	50.7%	100	BPS
ETR	22.3%	23.3%	(100	BPS)	— primarily due to an increase in Excess Tax Benefits on stock-based compensation compared to the prior year
Diluted EPS	$3.46	$3.15	10%		— increase reflects growth in operating income and Adjusted Operating Income(1)
Adjusted Diluted EPS(1)	$3.83	$3.37	14%

Moody's Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
United States	$1,065	$969	10%
Non-U.S.:
EMEA	569	542	5%
Asia-Pacific	167	155	8%
Americas	123	120	3%
Total Non-U.S.	859	817	5%
Total	1,924	1,786	8%
Expenses:
Operating	491	467	(5%)
SG&A	439	413	(6%)
Depreciation and amortization	113	100	(13%)
Restructuring	33	5	NM
Charges related to asset abandonment	2	—	NM
Total	1,078	985	(9%)
Operating income	$846	$801	6%
Adjusted Operating Income(1)	$994	$906	10%
Interest expense, net	$(61)	$(62)	2%
Other non-operating income, net	19	13	46%
Non-operating (expense) income, net	$(42)	$(49)	14%

Net income attributable to Moody's	$625	$577	8%
Diluted weighted average shares outstanding	180.7	183.4	1%
Diluted EPS attributable to Moody's common shareholders	$3.46	$3.15	10%
Adjusted Diluted EPS(1)	$3.83	$3.37	14%
Operating margin	44.0%	44.8%
Adjusted Operating Margin(1)	51.7%	50.7%
ETR	22.3%	23.3%
The table below shows Moody’s global staffing by geographic area:

		March 31,		Change
		2025	2024	%
MA	U.S.	2,921	2,983	(2%)
	Non-U.S.	5,093	4,922	3%
	Total	8,014	7,905	1%
MIS	U.S.	1,572	1,512	4%
	Non-U.S.	4,196	4,083	3%
	Total	5,768	5,595	3%
MSS	U.S.	711	725	(2%)
	Non-U.S.	1,302	1,214	7%
	Total	2,013	1,939	4%
Total MCO	U.S.	5,204	5,220	—%
	Non-U.S.	10,591	10,219	4%
	Total	15,795	15,439	2%

GLOBAL REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

Global revenue ⇑ $138 million	U.S. Revenue ⇑ $96 million	Non-U.S. Revenue ⇑ $42 million
The increase in global revenue reflects growth in both segments, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

First Quarter Operating Expense ⇑ $24 million

Compensation expenses of $367 million increased $21 million, with the most notable driver reflecting:	Non-compensation expenses of $124 million increased $3 million:
— higher salaries and benefits that reflects hiring and salary increases to support continued growth in the business	— non-compensation expenses were generally in line compared to the prior year

First Quarter SG&A Expense ⇑ $26 million

Compensation expenses of $275 million increased $13 million, with the most notable driver reflecting:	Non-compensation expenses of $164 million increased $13 million, with the most notable driver reflecting:
— higher salaries and benefits and incentive and stock-based compensation, both reflecting growth in headcount and annual salary increases	— costs to support operating growth, including investments to support technology and innovation

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA SaaS solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs as more fully discussed in Note 10 to the consolidated financial statements.

Operating margin 44.0%, ⇓ 80 BPS	Adjusted Operating Margin(1) 51.7%, ⇑ 100 BPS
Operating margin contraction is attributable to the increase in restructuring costs compared to the prior year.
Adjusted Operating Margin(1) expansion reflects revenue growth outpacing an increase in operating and SG&A expenses.

Interest Expense, net ⇓ $1 million	Other non-operating income ⇑ $6 million

Interest expense was generally in line compared to the prior year	Increase in income is primarily due to:
— an increase in equity income related to the Company's investments in non-consolidated affiliates of $11 million; partially offset by
— an increase in FX losses of $2 million

ETR ⇓ 100 BPS
The ETR was lower than the prior year reflecting higher Excess Tax Benefits on stock-based compensation compared to the same period in 2024.

Diluted EPS ⇑ $0.31	Adjusted Diluted EPS(1) ⇑ $0.46
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to higher operating income and Adjusted Operating Income(1), the components of which are more fully described above.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Decision Solutions (DS)	$405	$365	11%
Research and Insights (R&I)	236	222	6%
Data and Information (D&I)	218	212	3%
Total external revenue	859	799	8%
Intersegment revenue	3	3	—%
Total MA revenue	862	802	7%
Expenses:
Operating and SG&A (external)	554	517	(7%)
Operating and SG&A (intersegment)	49	47	(4%)
Total operating and SG&A	603	564	(7%)
Adjusted Operating Income	$259	$238	9%
Adjusted Operating Margin	30.0%	29.7%

Depreciation and amortization	94	82	(15%)
Restructuring	26	2	NM
Charges related to asset abandonment	2	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $60 million	U.S. Revenue ⇑ $38 million	Non-U.S. Revenue ⇑ $22 million
The 8% increase in global MA revenue reflects growth both in the U.S. (11%) and internationally (5%).
–ARR(2) increased 9% reflecting growth across all LOBs.

DECISION SOLUTIONS REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $40 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $11 million
Global DS revenue for the three months ended March 31, 2025 and 2024 was comprised as follows:
Global DS revenue grew 11% compared to the first quarter of 2024 and reflects increases in the U.S. (21%) and internationally (5%).
The most notable drivers of the growth are as follows:
–strong demand for MA's suite of KYC solutions, reflecting increased customer and supplier risk data usage, coupled with sales growth from new customers, which drove revenue and ARR(2) growth of 16% and 17%, respectively;
–Insurance revenue and ARR(2) grew 13% and 11%, respectively
–recurring revenue growth of 17% in Insurance was attributable to strong demand resulting in new sales for subscription-based catastrophe and actuarial models, as well as the revenue impact from CAPE Analytics, which the Company acquired in the first quarter of 2025;
–Banking revenue and ARR(2) grew 5% and 8%, respectively
–recurring revenue growth of 10% within banking was supported by expansion of existing customer relationships to subscription-based banking offerings, which enable customers' lending, risk management and finance workflows, and also includes revenue from Numerated, which the Company acquired in the fourth quarter of 2024;
–the aforementioned recurring revenue growth for Insurance and Banking was partially offset by a decline in transaction revenue of 40% and 10%, respectively, reflecting MA's continued strategic shift to subscription-based solutions.
The aforementioned factors contributed to overall ARR(2) growth for DS of 12%.
Organic constant currency revenue(1) growth for DS was 9%.

RESEARCH AND INSIGHTS REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $14 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $8 million
Global R&I revenue increased 6% compared to the first quarter of 2024 and reflects growth in both the U.S. (5%) and internationally (8%). This increase was mainly driven by sales growth from the credit research product offering, which contributed to R&I ARR(2) growth of 7%.

DATA AND INFORMATION REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $6 million	U.S. Revenue ⇑ $3 million	Non-U.S. Revenue ⇑ $3 million
Global D&I revenue increased 3% compared to the first quarter of 2024 and reflects growth in both the U.S. (4%) and internationally (2%), mainly driven by continued demand for ratings data feeds and company data applications, which contributed to ARR(2) growth of 6%.
Organic constant currency revenue(1) growth for D&I was 5%.

MA: First Quarter Operating and SG&A Expense ⇑ $37 million

Compensation expenses of $362 million increased $25 million, with the most notable drivers reflecting:	Non-compensation expenses of $192 million increased $12 million, with the most notable driver reflecting:
— growth in salaries and benefits and incentive compensation both reflecting higher headcount and annual salary increases	— an increase in costs to support operating growth, including investments to support technology and innovation

MA: Adjusted Operating Margin 30.0% ⇑ 30 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 8% increase in global MA revenue, partially offset by growth of 7% in operating and SG&A expenses.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs as more fully discussed in Note 10 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Corporate finance (CFG)	$564	$529	7%
Structured finance (SFG)	138	114	21%
Financial institutions (FIG)	191	195	(2%)
Public, project and infrastructure finance (PPIF)	163	141	16%
Total ratings revenue	1,056	979	8%
MIS Other	9	8	13%
Total external revenue	1,065	987	8%
Intersegment revenue	49	47	4%
Total MIS revenue	1,114	1,034	8%
Expenses:
Operating and SG&A (external)	376	363	(4%)
Operating and SG&A (intersegment)	3	3	—%
Total operating and SG&A	379	366	(4%)
Adjusted Operating Income	$735	$668	10%
Adjusted Operating Margin	66.0%	64.6%

Depreciation and amortization	19	18	(6%)
Restructuring	7	3	(133%)
The following chart presents changes in rated issuance volumes compared to the first quarter of 2024. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $78 million	U.S. Revenue ⇑ $58 million	Non-U.S. Revenue ⇑ $20 million
The increase in global MIS revenue reflects growth across all ratings LOBs, excluding FIG.

CFG REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $35 million	U.S. Revenue ⇑ $19 million	Non-U.S. Revenue ⇑ $16 million

Global CFG revenue for the three months ended March 31, 2025 and 2024 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 7% reflects growth in both the U.S. (5%) and internationally (10%).
Transaction revenue increased $28 million compared to the same period in the prior year, primarily driven by higher U.S. issuance activity within investment grade, which reflected:
–a favorable issuance mix from infrequent issuer activity;
–issuance to fund certain large M&A deals during the quarter; and
–strong investor demand as yields remained high in the first quarter of 2025.

SFG REVENUE

Three months ended March 31,
2025---------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $24 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue was in line with prior year

Global SFG revenue for the three months ended March 31, 2025 and 2024 was comprised as follows:
The increase in SFG revenue of 21% reflects growth in the U.S.
Transaction revenue increased $19 million compared to the first quarter of 2024, mainly attributable to continued momentum in U.S. CLO refinancing activity and increased issuance activity in CMBS, supported by tight spreads for the majority of the first quarter of 2025 and strong investor demand.

FIG REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $4 million	U.S. Revenue ⇓ $3 million	Non-U.S. Revenue ⇓ $1 million
Global FIG revenue for the three months ended March 31, 2025 and 2024 was comprised as follows:

The decrease in FIG revenue of 2% reflects declines in both the U.S. (3%) and internationally (1%).
Transaction revenue decreased $13 million compared to the first quarter of 2024, primarily due to:
–lower volumes from infrequent issuers in the insurance sector, compared to strong activity in the prior year;
partially offset by
–growth in Banking, where infrequent issuer activity remained strong.

PPIF REVENUE

Three months ended March 31,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $22 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ 4 million
Global PPIF revenue for the three months ended March 31, 2025 and 2024 was comprised as follows:

The increase in PPIF revenue of 16% reflects growth in both the U.S. (21%) and internationally (7%).
Transaction revenue increased $20 million compared to the first quarter of 2024, primarily due to:
–higher issuance in U.S. Public Finance, primarily reflecting increased activity in the state and local government and higher education sectors; and
–higher U.S. Project Finance activity supported by ongoing funding requirements for large-scale infrastructure projects.

MIS: First Quarter Operating and SG&A Expense ⇑ $13 million

Compensation expenses of $280 million increased $8 million, with the most notable drivers of the growth reflecting:	Non-compensation expenses of $96 million increased $5 million:
— growth in salaries and benefits and stock-based compensation both reflecting higher headcount and annual salary increases	— non-compensation expenses were generally in line compared to the prior year

MIS: Adjusted Operating Margin 66.0% ⇑ 140 BPS
The MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 8% increase in revenue, partially offset by growth of 4% in operating and SG&A expenses.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs as more fully discussed in Note 10 to the consolidated financial statements.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2025	2024
Net cash provided by operating activities	$757	$775	$(18)
Net cash provided by (used in) investing activities	$224	$(96)	$320
Net cash used in financing activities	$(1,298)	$(308)	$(990)
Free Cash Flow (1)	$672	$697	$(25)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities for the three months ended March 31, 2025 decreased by $18 million compared to the same period in 2024. This decrease primarily resulted from various changes in working capital, driven most notably by higher incentive compensation and income tax payments in the first quarter of 2025 compared to the same period in 2024.
Net cash provided by (used in) investing activities
The $320 million increase in cash provided by investing activities in the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to:
–a $514 million increase in net sales and maturities of investments, primarily due to the maturity of certificates of deposit in the first quarter of 2025;
partially offset by:
–higher cash paid for acquisitions, net of cash acquired, of $211 million due to the acquisition of CAPE Analytics in the first quarter of 2025.
Net cash used in financing activities
The $990 million increase in cash used in financing activities in the three months ended March 31, 2025 compared to the same period in the prior year was primarily attributed to:
–a $700 million repayment of notes payable in 2025; and
– higher cash paid for treasury share repurchases in 2025 of $253 million compared to the same period in the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.2 billion at March 31, 2025 included approximately $1.8 billion located outside of the U.S. Approximately 45% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At March 31, 2025, Moody’s had $7.1 billion of outstanding principal on debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at March 31, 2025 is as follows:

For additional information on the Company's outstanding debt, refer to Note 14 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.5 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.

Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of March 31, 2025, these purchase obligations totaled approximately $800 million, of which approximately 50% is expected to be paid in the next twelve months and another approximate 45% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $487 million at March 31, 2025, primarily related to real estate leases, of which $112 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 15 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at March 31, 2025, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On April 21, 2025, the Board approved the declaration of a quarterly dividend of $0.94 per share for Moody’s common stock, payable June 6, 2025 to shareholders of record at the close of business on May 16, 2025. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 15, 2024, the Board approved $1.5 billion in share repurchase authority. At March 31, 2025, the Company had approximately $1.2 billion of remaining authority under this authorization. There is no established expiration date for the remaining authorization.
Restructuring
As more fully discussed in Note 10 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be approximately $145 million to $175 million, which are expected to be paid out through 2027.
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
Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments, and iii) charges related to asset abandonment. Depreciation and amortization are excluded because companies utilize productive assets of different estimated useful lives and use different methods of acquiring and depreciating productive assets. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. Refer to Notes 10 and 12 to the consolidated financial statements for further information regarding the nature of the Company’s restructuring programs and asset abandonment, respectively.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended March 31,
	2025	2024
Operating income	$846	$801
Adjustments:
Depreciation and amortization	113	100
Restructuring	33	5
Charges related to asset abandonment	2	—
Adjusted Operating Income	$994	$906
Operating margin	44.0%	44.8%
Adjusted Operating Margin	51.7%	50.7%
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
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended March 31,
Amounts in millions	2025		2024
Net Income attributable to Moody's common shareholders		$625		$577
Pre-tax Acquisition-Related Intangible Amortization Expenses	$53		$49
Tax on Acquisition-Related Intangible Amortization Expenses	(13)		(12)
Net Acquisition-Related Intangible Amortization Expenses		40		37
Pre-tax restructuring	$33		$5
Tax on restructuring	(8)		(1)
Net restructuring		25		4
Pre-tax charges related to asset abandonment	$2		$—
Tax on charges related to asset abandonment	—		—
Net charges related to asset abandonment		2		—
Adjusted Net Income		$692		$618

	Three Months Ended March 31,
	2025		2024
Diluted earnings per share attributable to Moody's common shareholders		$3.46		$3.15
Pre-tax Acquisition-Related Intangible Amortization Expenses	$0.29		$0.27
Tax on Acquisition-Related Intangible Amortization Expenses	(0.07)		(0.07)
Net Acquisition-Related Intangible Amortization Expenses		0.22		0.20
Pre-tax restructuring	$0.18		$0.03
Tax on restructuring	(0.04)		(0.01)
Net restructuring		0.14		0.02
Pre-tax charges related to asset abandonment	$0.01		$—
Tax on charges related to asset abandonment	—		—
Net charges related to asset abandonment		0.01		—
Adjusted Diluted EPS		$3.83		$3.37

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

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$757	$775
Capital additions	(85)	(78)
Free Cash Flow	$672	$697
Net cash provided by (used in) investing activities	$224	$(96)
Net cash used in financing activities	$(1,298)	$(308)

Organic Constant Currency Revenue Growth (Decline):
The Company presents organic constant currency revenue growth (decline) as its non-GAAP measure of revenue growth (decline). Management deems this measure to be useful in providing additional perspective in assessing the Company's revenue growth (decline) excluding both the inorganic revenue impacts from certain acquisition activity and the impacts of changes in foreign exchange rates. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using comparative prior period weighted average foreign exchange translation rates and current year reported results.
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) measures:

	Three Months Ended March 31,
Amounts in millions	2025	2024	Change	Growth
Decision Solutions revenue	$405	$365	$40	11%
FX impact	3	—	3
Inorganic revenue from acquisitions	(11)	—	(11)
Organic constant currency Decision Solutions revenue	$397	$365	$32	9%

Data and Information revenue	$218	$212	$6	3%
FX impact	4	—	4
Constant currency Data and Information revenue	$222	$212	$10	5%

Key Performance Metrics:
The Company presents ARR on an organic constant currency basis for its MA business as a supplemental performance metric to provide additional insight on the estimated value of MA's recurring revenue contracts at a given point in time. The Company uses ARR to manage and monitor performance of its MA operating segment and believes that this metric is a key indicator of the trajectory of MA's recurring revenue base.
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

Amounts in millions	March 31, 2025	March 31, 2024	Change	Growth
MA ARR
Decision Solutions
Banking	$453	$421	$32	8%
Insurance	609	548	61	11%
KYC	393	335	58	17%
Total Decision Solutions	$1,455	$1,304	$151	12%
Research and Insights	945	884	61	7%
Data and Information	866	818	48	6%
Total MA ARR	$3,266	$3,006	$260	9%

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
Those factors, risks and uncertainties include, but are not limited to:
•the uncertain effects of U.S. and foreign government actions affecting international trade and economic policy, including changes in volatility in tariffs and trade policies and retaliatory actions, on credit markets, customers, and customer retention, and demand for our products and services;
•the impact of general economic conditions (including significant government debt and deficit levels and inflation or recessions and related monetary policy actions by governments in response thereto) on worldwide credit markets and on economic activity, including on the level of merger and acquisition activity, and their effects on the volume of debt and other securities issued in domestic and/or global capital markets;
•the uncertain effect of U.S. and foreign government initiatives and monetary policy to respond to the current economic climate, including instability of financial institutions, credit quality concerns, and other potential impacts of volatility in financial and credit markets;
•the impacts of geopolitical events and actions, such as the Russia-Ukraine military conflict and military conflict in the Middle East, and of tensions and disputes in political and global relations, on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide and on the Company's own operations and personnel;
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
•the timing and effectiveness of our restructuring programs;
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
•the level of future cash flows;
•the levels of capital investments; and
•a decline in the demand for credit risk management tools by financial institutions, corporate or government entities.
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the Company's market risk during the three months ended March 31, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2024.
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2025.
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
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2024, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended March 31, 2025

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
January 1- 31	317,244	$476.99	316,861	$1,416	million
February 1- 28	230,826	$506.30	230,132	$1,300	million
March 1- 31	398,552	$463.57	226,849	$1,195	million
Total	946,622	$481.77	773,842
(1) Includes surrender to the Company of 383; 694; and 171,703 shares of common stock in January, February, and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On February 5, 2024, the Board of Directors authorized $1 billion in share repurchase authority. On October 15, 2024, the Board authorized an additional $1.5 billion in share repurchase authority. At March 31, 2025 there was approximately $1.2 billion of share repurchase authority remaining. There is no established expiration date for the remaining authorization.
During the first quarter of 2025, Moody’s issued a net 400,000 shares under employee stock-based compensation plans.

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

10	Material Contracts

.1†	Moody’s Corporation Executive Officer Cash Severance Policy (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2025)

.2†*	Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2025 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

.3†*	Form of Performance Share Award Letter (for awards granted in 2025 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

.4†*	Form of Restricted Stock Unit Grant Agreement (for awards granted in 2025 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan

31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MOODY’S CORPORATION

	By:	/ S / NOÉMIE HEULAND
Noémie Heuland
Senior Vice President and Chief Financial Officer
(principal financial officer)

	By:	/ S / JASON PHILLIPS
Jason Phillips
Chief Accounting Officer and Corporate Controller
(principal accounting officer)

Date: April 23, 2025