Form 10-Q
period 2025-06-30
MOODYS CORP /DE/
filed 2025-07-24
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Shares Outstanding at June 30, 2025
179.4 million

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
The FASB Accounting Standards Codification; the sole source of authoritative GAAP as of July 1, 2009, except for rules and interpretive releases of the SEC, which are also sources of authoritative GAAP for SEC registrants

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
Transaction Revenue
For MA, represents revenue from one-time sales, including those from perpetual software license fees, software implementation services, risk management advisory projects, and training and certification services. For MIS (excluding MIS Other), represents the initial rating of a new debt issuance as well as other one-time fees. For MIS Other, represents revenue from professional services.

U.K.	United Kingdom
U.S.	United States
USD	U.S. dollar
UTPs	Uncertain tax positions

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,898	$1,817	$3,822	$3,603
Expenses
Operating	489	469	980	936
Selling, general and administrative	443	446	882	859
Depreciation and amortization	120	110	233	210
Restructuring	27	2	60	7
Charges related to asset abandonment	1	15	3	15
Total expenses	1,080	1,042	2,158	2,027
Operating income	818	775	1,664	1,576
Non-operating (expense) income, net
Interest expense, net	(61)	(63)	(122)	(125)
Other non-operating income, net	15	7	34	20
Total non-operating (expense) income, net	(46)	(56)	(88)	(105)
Income before provision for income taxes	772	719	1,576	1,471
Provision for income taxes	193	166	372	341
Net income	579	553	1,204	1,130
Less: Net income attributable to noncontrolling interests	1	1	1	1
Net income attributable to Moody's	$578	$552	$1,203	$1,129
Earnings per share attributable to Moody's common shareholders
Basic	$3.22	$3.03	$6.69	$6.19
Diluted	$3.21	$3.02	$6.66	$6.16
Weighted average number of shares outstanding
Basic	179.7	182.3	179.9	182.5
Diluted	180.2	183.0	180.5	183.2
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$579			$553
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$424	$—	424	$(39)	$—	(39)
Net (losses) gains on net investment hedges	(486)	122	(364)	43	(11)	32
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	—	—	—
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(1)	—	(1)	(1)	—	(1)
Net actuarial losses	(1)	—	(1)	(2)	1	(1)
Total other comprehensive (loss) income	$(63)	$122	$59	$1	$(10)	$(9)
Comprehensive Income Attributable to Moody's			$638			$544

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,204			$1,130
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$612	$(1)	611	$(154)	$—	(154)
Net (losses) gains on net investment hedges	(660)	166	(494)	144	(38)	106
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(1)	—	(1)	(1)	—	(1)
Net actuarial losses	(1)	—	(1)	(3)	1	(2)
Total other comprehensive (loss) income	$(49)	$165	$116	$(13)	$(37)	$(50)
Comprehensive income			1,320			1,080
Less: comprehensive loss attributable to noncontrolling interests			(3)			—
Comprehensive Income Attributable to Moody's			$1,323			$1,080
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,174	$2,408
Short-term investments	116	566
Accounts receivable, net of allowance for credit losses of $33 in 2025 and $32 in 2024	1,776	1,801
Other current assets	573	515
Total current assets	4,639	5,290
Property and equipment, net of accumulated depreciation of $1,587 in 2025 and $1,453 in 2024	689	656
Operating lease right-of-use assets	226	216
Goodwill	6,481	5,994
Intangible assets, net	1,989	1,890
Deferred tax assets, net	318	293
Other assets	1,145	1,166
Total assets	$15,487	$15,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$968	$1,344
Current portion of operating lease liabilities	101	102
Current portion of long-term debt	—	697
Deferred revenue	1,578	1,454
Total current liabilities	2,647	3,597
Non-current portion of deferred revenue	57	57
Long-term debt	6,967	6,731
Deferred tax liabilities, net	355	449
Uncertain tax positions	226	211
Operating lease liabilities	214	216
Other liabilities	913	517
Total liabilities	11,379	11,778
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2025 and December 31, 2024, respectively	3	3
Capital surplus	1,552	1,451
Retained earnings	16,933	16,071
Treasury stock, at cost; 163,543,630 and 162,593,213 shares of common stock at June 30, 2025 and December 31, 2024, respectively	(14,020)	(13,322)
Accumulated other comprehensive loss	(519)	(638)
Total Moody's shareholders' equity	3,949	3,565
Noncontrolling interests	159	162
Total shareholders' equity	4,108	3,727
Total liabilities, noncontrolling interests and shareholders' equity	$15,487	$15,505
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,204	$1,130
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	233	210
Stock-based compensation	117	109
Non-cash restructuring charges	7	—
Deferred income taxes	17	25
Provision for credit losses on accounts receivable	6	10
Changes in assets and liabilities:
Accounts receivable	94	(64)
Other current assets	(25)	(6)
Other assets	(24)	(1)
Lease obligations	(19)	(15)
Accounts payable and accrued liabilities	(341)	(82)
Deferred revenue	26	120
Uncertain tax positions and other non-current tax liabilities	10	12
Other liabilities	(5)	13
Net cash provided by operating activities	1,300	1,461
Cash flows from investing activities
Capital additions	(160)	(171)
Purchases of investments	(118)	(87)
Sales and maturities of investments	579	81
Purchases of investments in non-consolidated affiliates	(12)	(2)
Receipts from settlements of net investment hedges	32	—
Cash paid for acquisitions, net of cash acquired	(223)	(12)
Net cash provided by (used in) investing activities	98	(191)
Cash flows from financing activities
Repayment of notes	(700)	—
Proceeds from stock-based compensation plans	32	45
Repurchase of shares related to stock-based compensation	(88)	(82)
Treasury shares	(657)	(384)
Dividends	(366)	(309)
Dividends to noncontrolling interests	(1)	(1)
Net cash used in financing activities	(1,780)	(731)
Effect of exchange rate changes on cash and cash equivalents	148	(34)
(Decrease) increase in cash and cash equivalents	(234)	505
Cash and cash equivalents, beginning of period	2,408	2,130
Cash and cash equivalents, end of period	$2,174	$2,635
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2024	342.9	$3	$1,252	$15,081	(160.3)	$(12,153)	$(608)	$3,575	$160	$3,735
Net income				552				552	1	553
Dividends ($0.85 per share)				(155)				(155)	(1)	(156)
Stock-based compensation			57					57		57
Shares issued for stock-based compensation plans at average cost, net			15		0.2	7		22		22
Treasury shares repurchased, inclusive of excise tax			—		(0.7)	(264)		(264)		(264)
Currency translation adjustment, net of net investment hedge activity (net of tax of $11 million)							(7)	(7)	—	(7)
Net actuarial losses (net of tax of $1 million)							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Balance at June 30, 2024	342.9	$3	$1,324	$15,478	(160.8)	$(12,410)	$(617)	$3,778	$160	$3,938
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2025	342.9	$3	$1,483	$16,526	(163.0)	$(13,734)	$(578)	$3,700	$158	$3,858
Net income				578				578	1	579
Dividends ($0.94 per share)				(171)				(171)	—	(171)
Stock-based compensation			63					63		63
Shares issued for stock-based compensation plans at average cost, net			6		0.1	2		8		8
Treasury shares repurchased, inclusive of excise tax					(0.6)	(288)		(288)		(288)
Currency translation adjustment, net of net investment hedge activity (net of tax of $122 million)							60	60	—	60
Net actuarial losses							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at June 30, 2025	342.9	$3	$1,552	$16,933	(163.5)	$(14,020)	$(519)	$3,949	$159	$4,108

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
Net income				1,203				1,203	1	1,204
Dividends ($1.88 per share)				(341)				(341)	(1)	(342)
Stock-based compensation			121					121		121
Shares issued for stock-based compensation plans at average cost, net			(20)		0.5	(36)		(56)		(56)
Treasury shares repurchased, inclusive of excise tax			—		(1.4)	(662)		(662)		(662)
Currency translation adjustment, net of net investment hedge activity (net of tax of $165 million)							120	120	(3)	117
Net actuarial losses							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at June 30, 2025	342.9	$3	$1,552	$16,933	(163.5)	$(14,020)	$(519)	$3,949	$159	$4,108
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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU No. 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 require entities to disclose additional income tax information, primarily related to greater disaggregation of the entity's ETR reconciliation and income taxes paid by jurisdiction disclosures. This ASU is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures and updating its internal processes to ensure compliance with the new disclosure requirements set forth in this ASU.
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
Reclassification of Previously Reported Transaction and Recurring Revenue
In the first quarter of 2025, the Company reclassified certain prior-year transaction and recurring revenue amounts to align with a refined classification methodology. The impact of the reclassifications was not material, and the reclassified amounts for 2024 are reflected in Note 3.

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

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MA:
Decision Solutions (DS)
Banking	$138	$131	$279	$265
Insurance	168	147	331	291
KYC	107	88	208	175
Total DS	413	366	818	731
Research and Insights (R&I)	249	226	485	448
Data and Information (D&I)	226	210	444	422
Total external revenue	888	802	1,747	1,601
Intersegment revenue	3	4	6	7
Total MA	891	806	1,753	1,608
MIS:
Corporate Finance (CFG)
Investment-grade	142	120	307	267
High-yield	85	85	152	152
Bank loans	98	147	258	302
Other accounts (1)	187	173	359	333
Total CFG	512	525	1,076	1,054
Structured Finance (SFG)
Asset-backed securities	35	34	70	67
RMBS	29	25	55	49
CMBS	25	22	53	39
Structured credit	46	50	94	89
Other accounts	—	—	1	1
Total SFG	135	131	273	245
Financial Institutions (FIG)
Banking	120	115	250	236
Insurance	54	61	99	120
Managed investments	13	15	26	27
Other accounts	4	4	7	7
Total FIG	191	195	382	390
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	75	67	147	126
Project and infrastructure	87	87	178	169
Total PPIF	162	154	325	295
Total ratings revenue	1,000	1,005	2,056	1,984
MIS Other	10	10	19	18
Total external revenue	1,010	1,015	2,075	2,002
Intersegment revenue	50	49	99	96
Total MIS	1,060	1,064	2,174	2,098
Eliminations	(53)	(53)	(105)	(103)
Total MCO	$1,898	$1,817	$3,822	$3,603
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following tables present the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$162	$251	$413	$138	$228	$366
Research and Insights	139	110	249	124	102	226
Data and Information	80	146	226	76	134	210
Total MA	381	507	888	338	464	802
MIS:
Corporate Finance	314	198	512	342	183	525
Structured Finance	91	44	135	92	39	131
Financial Institutions	99	92	191	104	91	195
Public, Project and Infrastructure Finance	107	55	162	98	56	154
Total ratings revenue	611	389	1,000	636	369	1,005
MIS Other	—	10	10	—	10	10
Total MIS	611	399	1,010	636	379	1,015
Total MCO	$992	$906	$1,898	$974	$843	$1,817

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$329	$489	$818	$276	$455	$731
Research and Insights	267	218	485	246	202	448
Data and Information	160	284	444	153	269	422
Total MA	756	991	1,747	675	926	1,601
MIS:
Corporate Finance	705	371	1,076	714	340	1,054
Structured Finance	191	82	273	168	77	245
Financial Institutions	194	188	382	202	188	390
Public, Project and Infrastructure Finance	211	114	325	184	111	295
Total ratings revenue	1,301	755	2,056	1,268	716	1,984
MIS Other	—	19	19	—	18	18
Total MIS	1,301	774	2,075	1,268	734	2,002
Total MCO	$2,057	$1,765	$3,822	$1,943	$1,660	$3,603

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MA:
U.S.	$381	$338	$756	$675
Non-U.S.:
EMEA	347	319	678	635
Asia-Pacific	92	82	180	167
Americas	68	63	133	124
Total Non-U.S.	507	464	991	926
Total MA	888	802	1,747	1,601
MIS:
U.S.	611	636	1,301	1,268
Non-U.S.:
EMEA	266	247	504	473
Asia-Pacific	82	82	161	152
Americas	51	50	109	109
Total Non-U.S.	399	379	774	734
Total MIS	1,010	1,015	2,075	2,002
Total MCO	$1,898	$1,817	$3,822	$3,603

The following tables summarize the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended June 30,
	2025			2024
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$25	$113	$138	$28	$103	$131
	18%	82%	100%	21%	79%	100%
Insurance	$6	$162	$168	$4	$143	$147
	4%	96%	100%	3%	97%	100%
KYC	$—	$107	$107	$1	$87	$88
	—%	100%	100%	1%	99%	100%
Total Decision Solutions	$31	$382	$413	$33	$333	$366
	8%	92%	100%	9%	91%	100%
Research and Insights	$3	$246	$249	$3	$223	$226
	1%	99%	100%	1%	99%	100%
Data and Information	$2	$224	$226	$2	$208	$210
	1%	99%	100%	1%	99%	100%
Total MA (1)	$36	$852	$888	$38	$764	$802
	4%	96%	100%	5%	95%	100%
Corporate Finance	$365	$147	$512	$388	$137	$525
	71%	29%	100%	74%	26%	100%
Structured Finance	$74	$61	$135	$76	$55	$131
	55%	45%	100%	58%	42%	100%
Financial Institutions	$108	$83	$191	$115	$80	$195
	57%	43%	100%	59%	41%	100%
Public, Project and Infrastructure Finance	$113	$49	$162	$110	$44	$154
	70%	30%	100%	71%	29%	100%
MIS Other	$3	$7	$10	$3	$7	$10
	30%	70%	100%	30%	70%	100%
Total MIS	$663	$347	$1,010	$692	$323	$1,015
	66%	34%	100%	68%	32%	100%
Total Moody's Corporation	$699	$1,199	$1,898	$730	$1,087	$1,817
	37%	63%	100%	40%	60%	100%

	Six Months Ended June 30,
	2025			2024
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$51	$228	$279	$57	$208	$265
	18%	82%	100%	22%	78%	100%
Insurance	$12	$319	$331	$14	$277	$291
	4%	96%	100%	5%	95%	100%
KYC	$—	$208	$208	$3	$172	$175
	—%	100%	100%	2%	98%	100%
Total Decision Solutions	$63	$755	$818	$74	$657	$731
	8%	92%	100%	10%	90%	100%
Research and Insights	$6	$479	$485	$6	$442	$448
	1%	99%	100%	1%	99%	100%
Data and Information	$4	$440	$444	$5	$417	$422
	1%	99%	100%	1%	99%	100%
Total MA (1)	$73	$1,674	$1,747	$85	$1,516	$1,601
	4%	96%	100%	5%	95%	100%
Corporate Finance	$792	$284	$1,076	$787	$267	$1,054
	74%	26%	100%	75%	25%	100%
Structured Finance	$152	$121	$273	$135	$110	$245
	56%	44%	100%	55%	45%	100%
Financial Institutions	$217	$165	$382	$237	$153	$390
	57%	43%	100%	61%	39%	100%
Public, Project and Infrastructure Finance	$229	$96	$325	$206	$89	$295
	70%	30%	100%	70%	30%	100%
MIS Other	$5	$14	$19	$4	$14	$18
	26%	74%	100%	22%	78%	100%
Total MIS	$1,395	$680	$2,075	$1,369	$633	$2,002
	67%	33%	100%	68%	32%	100%
Total Moody's Corporation	$1,468	$2,354	$3,822	$1,454	$2,149	$3,603
	38%	62%	100%	40%	60%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following tables present the timing of revenue recognition:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$19	$663	$682	$44	$1,395	$1,439
Revenue recognized over time	869	347	1,216	1,703	680	2,383
Total	$888	$1,010	$1,898	$1,747	$2,075	$3,822

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$18	$692	$710	$39	$1,369	$1,408
Revenue recognized over time	784	323	1,107	1,562	633	2,195
Total	$802	$1,015	$1,817	$1,601	$2,002	$3,603
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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	MA	MIS	MA	MIS
Unbilled Receivables	$107	$516	$122	$426
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	MA	MIS	Total	MA	MIS	Total
Balance at March 31,	$1,462	$360	$1,822	$1,312	$361	$1,673
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(562)	(123)	(685)	(529)	(117)	(646)
Increases due to amounts billable excluding amounts recognized as revenue during the period	346	105	451	365	93	458
Effect of exchange rate changes	39	8	47	(2)	(1)	(3)
Total changes in deferred revenue	(177)	(10)	(187)	(166)	(25)	(191)
Balance at June 30,	$1,285	$350	$1,635	$1,146	$336	$1,482

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,243	$268	$1,511	$1,111	$270	$1,381
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(846)	(169)	(1,015)	(752)	(155)	(907)
Increases due to amounts billable excluding amounts recognized as revenue during the period	804	240	1,044	803	224	1,027
Increases due to acquisitions during the period	15	—	15	—		—
Effect of exchange rate changes	69	11	80	(16)	(3)	(19)
Total changes in deferred revenue	42	82	124	35	66	101
Balance at June 30,	$1,285	$350	$1,635	$1,146	$336	$1,482
Deferred revenue - current	$1,284	$294	$1,578	$1,145	$278	$1,423
Deferred revenue - non-current	$1	$56	$57	$1	$58	$59
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2025 and 2024 was primarily due to the recognition of annual subscription and maintenance revenue for the period, for which billing occurs in December and January. For the six months ended June 30, 2025 and 2024, the increase in deferred revenue was primarily attributable to the high concentration of billings in the first quarter.
For the MIS segment, the change in the deferred revenue balance for all periods presented was primarily related to the significant portion of contract renewals that occur during the first quarter and are generally recognized over a one year period.
Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2025 as well as amounts not yet invoiced to customers as of June 30, 2025, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.1 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $93 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation cost	$61	$56	$118	$109
Tax benefit	$13	$12	$25	$24
During the first half of 2025, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $163.59 per share. The Company also granted 0.4 million shares of restricted stock in the first half of 2025, which had a weighted average grant date fair value of $512.32 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest is based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $501.88 per share.

The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2025:

Expected dividend yield	0.73%
Expected stock volatility	27%
Risk-free interest rate	4.51%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at June 30, 2025 was $14 million and $338 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 2.6 years, respectively. Additionally, there was $70 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Six Months Ended June 30,
	2025	2024
Exercise of stock options:
Proceeds from stock option exercises	$20	$34
Aggregate intrinsic value	$31	$43
Tax benefit realized upon exercise	$7	$7
Number of shares exercised	0.1	0.2
Vesting of restricted stock:
Fair value of shares vested	$236	$176
Tax benefit realized upon vesting	$58	$43
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$8	$40
Tax benefit realized upon vesting	$1	$9
Number of shares vested (1)	—	0.1
(1) The number of shares vested in 2025 was approximately 15 thousand.

NOTE 5. INCOME TAXES
Moody’s ETR was 25.0% and 23.1% for the three months ended June 30, 2025 and 2024, respectively. Moody’s ETR was 23.6% and 23.2% for the six months ended June 30, 2025 and 2024, respectively. The change in the ETR for the three months ended June 30, 2025 as compared to the same period in the prior year is primarily attributable to higher non-U.S. and state income taxes coupled with a decrease in Excess Tax Benefits related to stock-based compensation. The Company’s year to date provision for income taxes differs from the tax computed by applying its estimated annual ETR to the pre-tax earnings primarily due to the excess tax benefits from stock-based compensation of $27 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of $8 million, net of federal tax during the second quarter of 2025 and an increase of $15 million ($14 million, net of federal tax) during the first six months of 2025.
Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company's U.S. federal income tax returns for 2021 through 2023 remain open to examination. The Company’s New York City tax returns for 2018 through 2022 are currently under examination, and 2023 is open to examination. The Company's U.K. corporate income tax returns are currently under audit for years 2017 through 2021, while years 2022 through 2023 remain open to examination.

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
The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2025	2024
Income taxes paid	$474	$276
Effective in 2024, multiple foreign jurisdictions in which the Company operates enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% applies to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company is required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional ETR up to 15%. We have evaluated the impact of the Pillar II global minimum tax rules on our consolidated financial statements and related disclosures. As of June 30, 2025, the Pillar II minimum tax requirement is not expected to have a material impact on our full-year results of operations or financial position.

NOTE 6. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Basic	179.7	182.3	179.9	182.5
Dilutive effect of shares issuable under stock-based compensation plans	0.5	0.7	0.6	0.7
Diluted	180.2	183.0	180.5	183.2
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.6	0.4	0.5	0.4
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2025 and 2024.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2025
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,194	$—	$1,194	$1,074	$116	$4
Mutual funds	$87	$13	$100	$—	$—	$100

	As of December 31, 2024
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,911	$—	$1,911	$1,345	$566	$—
Mutual funds	$88	$10	$98	$—	$—	$98
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both June 30, 2025 and December 31, 2024. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 24 months at June 30, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of June 30, 2025 and December 31, 2024, the contract value of the COLI was $49 million and $48 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of June 30, 2025	As of December 31, 2024	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	500	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	—	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,250	$2,550
Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Interest expense, net		$(61)	$(63)	$(122)	$(125)

Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(15)	$(24)	$(33)	$(49)
Fair value changes on interest rate swaps	Interest expense, net	$25	$7	$62	$(22)
Fair value changes on hedged debt	Interest expense, net	$(25)	$(7)	$(62)	$22
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
Cross currency swaps designated as net investment hedges
The Company enters into cross-currency swaps to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in exchange rates. The following tables provide information on the cross-currency swaps designated as net investment hedges under ASC Topic 815:

June 30, 2025
	Pay			Receive
Nature of Swap	Notional Amount (1)		Weighted Average Interest Rate	Notional Amount		Weighted Average Interest Rate
Pay Fixed/Receive Fixed		€1,997	2.48%		$2,114	3.98%
Pay Floating/Receive Floating		€1,688	Based on ESTR		$1,750	Based on SOFR
Pay Fixed/Receive Fixed	HK$	3,907	—%		$500	0.64%
Pay Fixed/Receive Fixed	S$	389	—%	HK$	2,350	0.62%
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar

December 31, 2024
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€965	2.91%	$1,014	4.41%
Pay Floating/Receive Floating	€2,138	Based on ESTR	$2,250	Based on SOFR

As of June 30, 2025 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD			SGD/HKD
Years Ending December 31,	Notional Amount (Pay) (1)	Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive) (1)
2027	€531	$550	HK$	—	$—	S$	—	HK$	—
2028	588	600	—		—	—		—
2029	573	614	—		—	—		—
2030	662	700	—		—	—		—
2031	481	500	—		—	—		—
2032	481	500	3,907		500	389		2,350
2033	370	400	—		—	—		—
Total	€3,686	$3,864	HK$	3,907	$500	S$	389	HK$	2,350
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Cross currency swaps	$(277)	$24	$—	$—	$15	$11
Long-term debt	(87)	8	—	—	—	—
Total net investment hedges	$(364)	$32	$—	$—	$15	$11
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$(1)	$—	$—	$—
Total cash flow hedges	$—	$—	$(1)	$—	$—	$—
Total	$(364)	$32	$(1)	$—	$15	$11

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Cross currency swaps	$(365)	$75	$—	$—	$29	$22
Long-term debt	(129)	31	—	—	—	—
Total net investment hedges	$(494)	$106	$—	$—	$29	$22
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	—	—	(1)	(1)	—	—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$(494)	$106	$(1)	$(1)	$29	$22

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	June 30, 2025	December 31, 2024
Net investment hedges
Cross currency swaps	$(187)	$178
FX forwards	29	29
Long-term debt	(61)	68
Total net investment hedges	$(219)	$275
Cash flow hedges
Interest rate contracts	$(42)	$(43)
Cross currency swaps	1	1
Total cash flow hedges	(41)	(42)
Total net gain in AOCL	$(260)	$233
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through November 2025.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2025			December 31, 2024
Notional amount of currency pair (1):	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$656		£493	$604		£470
Contracts to sell USD for JPY	$28		¥4,000	$29		¥4,000
Contracts to sell USD for CAD	$46	C$	63	$35	C$	50
Contracts to sell USD for SGD	$66	S$	84	$45	S$	59
Contracts to sell USD for EUR	$44		€39	$—		€—
Contracts to sell USD for INR	$22	₹	1,900	$23	₹	1,900
Contracts to sell EUR for USD	€—		$—	€12		$12

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at June 30, 2025 and related gains in the three and six months ended June 30, 2025 were not material. The notional amount of the total return swaps as of June 30, 2025 and December 31, 2024 was $69 million and $66 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
FX forwards	Other non-operating income, net	$48	$(5)	$66	$(18)
Total return swaps	Operating expense	$5	$1	$3	$4
Total return swaps	SG&A expense	$2	$—	$1	$1

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$—	$58
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	21	—
Total assets		$21	$58
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$7	$3
Cross-currency swaps designated as net investment hedges	Other liabilities	488	26
Interest rate swaps designated as fair value hedges	Other liabilities	100	166
Total derivatives designated as accounting hedges		595	195
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,467	1,294
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	—	21
Total liabilities		$2,062	$1,510

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (1)	135	—	135	—	—	—	135	—	135
Foreign currency translation adjustments	350	—	350	2	—	2	352	—	352
Ending balance	$6,111	$(12)	$6,099	$382	$—	$382	$6,493	$(12)	$6,481

	Year Ended December 31, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (2)	112	—	112	97	—	97	209	—	209
Foreign currency translation adjustments	(167)	—	(167)	(4)	—	(4)	(171)	—	(171)
Ending balance	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
(1) The 2025 additions relate to the acquisition of CAPE Analytics in 2025.
(2) The 2024 additions/adjustments primarily relate to certain immaterial acquisitions in 2024 (most notably GCR, Numerated and Praedicat).

Acquired intangible assets and related amortization consisted of:

	June 30, 2025	December 31, 2024
Customer relationships	$2,227	$2,035
Accumulated amortization	(724)	(631)
Net customer relationships	1,503	1,404
Software/product technology	776	695
Accumulated amortization	(489)	(419)
Net software/product technology	287	276
Database	167	166
Accumulated amortization	(98)	(89)
Net database	69	77
Trade names	209	199
Accumulated amortization	(94)	(83)
Net trade names	115	116
Other (1)	69	67
Accumulated amortization	(54)	(50)
Net other	15	17
Total acquired intangible assets, net	$1,989	$1,890
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$55	$48	$108	$97

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

Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended June 30,		Six months ended June 30,		Cumulative expense incurred
	2025	2024	2025	2024
Strategic and Operational Efficiency Restructuring Program
Employee termination and other related costs (1)	$23	$—	$54	$—	$99
Real estate related costs (2)	2	—	4	—	4
Internally developed software-related charges (3)	2	—	2	—	2
Total Restructuring	$27	$—	$60	$—	$105
(1) Primarily includes severance costs, expense related to the modification of equity awards and professional service fees related to execution of the restructuring program.
(2) Includes the non-cash acceleration of amortization of ROU Assets that have been abandoned or for which abandonment is planned in future periods.
(3) Includes the non-cash acceleration of amortization of internally developed software that has been abandoned.
Changes to the restructuring liability for the aforementioned restructuring program were as follows:

Balance as of December 31, 2024	$39
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	53
Cash payments	(44)
Balance as of June 30, 2025 (1)	$48
(1) Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of June 30, 2025, substantially all of the remaining $48 million restructuring liability is expected to be paid out in the next twelve months.

NOTE 11. FAIR VALUE
The tables below present information about items that are carried at fair value at June 30, 2025 and December 31, 2024:

	Fair Value Measurement as of June 30, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$21	$—	$21
Money market funds/mutual funds	110	110	—
Total	$131	$110	$21
Liabilities:
Derivatives (1)	$595	$—	$595
Total	$595	$—	$595

	Fair Value Measurement as of December 31, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$58	$—	$58
Money market funds/mutual funds	108	108	—
Total	$166	$108	$58
Liabilities:
Derivatives (1)	$216	$—	$216
Total	$216	$—	$216
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2025	December 31, 2024
Other current assets:
Prepaid taxes	$135	$81
Prepaid expenses	159	179
Capitalized costs to obtain and fulfill sales contracts	138	131
Foreign exchange forwards on certain assets and liabilities	21	—
Interest receivable on interest rate and cross currency swaps	79	77
Other	41	47
Total other current assets	$573	$515

Other assets:
Investments in non-consolidated affiliates	$494	$465
Deposits for real-estate leases	17	15
Indemnification assets related to acquisitions	114	109
Mutual funds, certificates of deposit and money market deposit accounts/funds	104	98
Company owned life insurance (at contract value)	49	48
Capitalized costs to obtain sales contracts	226	214
Derivative instruments designated as accounting hedges	—	58
Pension and other retirement employee benefits	61	60
Other	80	99
Total other assets	$1,145	$1,166

Accounts payable and accrued liabilities:
Salaries and benefits	$136	$133
Incentive compensation	185	452
Customer credits, advanced payments and advanced billings	134	142
Dividends	6	32
Professional service fees	38	38
Interest accrued on debt	77	92
Accounts payable	53	53
Income taxes	88	144
Pension and other retirement employee benefits	11	11
Accrued royalties	24	25
Foreign exchange forwards on certain assets and liabilities	—	21
Restructuring liability	50	46
Derivative instruments designated as accounting hedges	7	3
Interest payable on interest rate and cross currency swaps	55	60
Other	104	92
Total accounts payable and accrued liabilities	$968	$1,344

	June 30, 2025	December 31, 2024
Other liabilities:
Pension and other retirement employee benefits	$204	$195
Interest accrued on UTPs	57	47
MAKS indemnification provisions	18	19
Income tax liability - non-current portion	—	12
Derivative instruments designated as accounting hedges	588	192
Other	46	52
Total other liabilities	$913	$517
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	June 30, 2025	December 31, 2024
Equity method investments (1)	$139	$127
Investments measured using the measurement alternative (2)	342	328
Other	13	10
Total investments in non-consolidated affiliates	$494	$465
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
FX gains (losses)	$2	$(4)	$(3)	$(7)
Net periodic pension income - non-service and non-interest cost components	9	8	18	16
Income from investments in non-consolidated affiliates	3	2	14	2
Gain on investments	2	5	5	8
Other	(1)	(4)	—	1
Total	$15	$7	$34	$20
Charges related to asset abandonment:
The charges related to asset abandonment in the consolidated statements of operations for the three and six months ended June 30, 2025 relate to severance incurred pursuant to a reduction in staff due to the Company's decision in 2024 to outsource the production of certain sustainability content utilized in our product offerings. Cumulative charges relating to this action as of June 30, 2025 were $46 million, which include both severance and incremental amortization expense related to the change in estimated useful lives of certain internally developed software and amortizable intangible assets that are associated with the sustainability content offerings for which production is being outsourced.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended June 30,
	2025					2024
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at March 31,	$(39)	$(42)	$(642)	$145	$(578)	$(57)	$(43)	$(635)	$127	$(608)
Other comprehensive income (loss) before reclassifications	(1)	—	424	(364)	59	(1)	—	(39)	32	(8)
Amounts reclassified from AOCL	(1)	1	—	—	—	(1)	—	—	—	(1)
Other comprehensive income (loss)	(2)	1	424	(364)	59	(2)	—	(39)	32	(9)
Balance at June 30,	$(41)	$(41)	$(218)	$(219)	$(519)	$(59)	$(43)	$(674)	$159	$(617)

	Six Months Ended June 30,
	2025					2024
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(39)	$(42)	$(832)	$275	$(638)	$(56)	$(44)	$(520)	$53	$(567)
Other comprehensive income (loss) before reclassifications	(1)	—	614	(494)	119	(2)	—	(154)	106	(50)
Amounts reclassified from AOCL	(1)	1	—	—	—	(1)	1	—	—	—
Other comprehensive income (loss)	(2)	1	614	(494)	119	(3)	1	(154)	106	(50)
Balance at June 30,	$(41)	$(41)	$(218)	$(219)	$(519)	$(59)	$(43)	$(674)	$159	$(617)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

June 30, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(22)	$3	$(4)	$577
1.75% 2015 Senior Notes, due 2027	587	—	—	(1)	586
3.25% 2017 Senior Notes, due 2028	500	(7)	(2)	(1)	490
4.25% 2018 Senior Notes, due 2029	400	(23)	(1)	(1)	375
4.875% 2018 Senior Notes, due 2048	400	(25)	(6)	(3)	366
0.950% 2019 Senior Notes, due 2030	880	—	(1)	(3)	876
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(4)	584
3.10% 2021 Senior Notes, due 2061	500	—	(6)	(5)	489
3.75% 2022 Senior Notes, due 2052	500	(26)	(8)	(5)	461
4.25% 2022 Senior Notes, due 2032	500	(4)	(2)	(3)	491
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,167	$(107)	$(50)	$(43)	$6,967

December 31, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(32)	$3	$(4)	$567
1.75% 2015 Senior Notes, due 2027	518	—	—	(1)	517
3.25% 2017 Senior Notes, due 2028	500	(13)	(2)	(1)	484
4.25% 2018 Senior Notes, due 2029	400	(35)	(1)	(1)	363
4.875% 2018 Senior Notes, due 2048	400	(35)	(6)	(3)	356
0.950% 2019 Senior Notes, due 2030	776	—	(1)	(3)	772
3.75% 2020 Senior Notes, due 2025	700	(3)	—	—	697
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(43)	(8)	(5)	444
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(3)	487
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,694	$(169)	$(52)	$(45)	$7,428
Current portion					(697)
Total long-term debt					$6,731
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
During the first quarter of 2025, the Company fully repaid the $700 million of 3.75% 2020 Senior Notes which had reached maturity.
At June 30, 2025, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2025, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2025 (After June 30,)	$—
2026	—
2027	587
2028	500
2029	400
Thereafter	5,680
Total	$7,167
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income	$13	$23	$37	$45
Expense on borrowings(1)	(62)	(74)	(134)	(148)
Expense on UTPs and other tax related liabilities	(5)	(5)	(11)	(9)
Net periodic pension costs - interest component	(7)	(7)	(14)	(13)
Interest expense, net	$(61)	$(63)	$(122)	$(125)
Interest paid(2)	$45	$51	$136	$151
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate and cross currency swaps, which are more fully discussed in Note 8.
(2) Interest paid includes net settlements on interest rate and cross currency swaps, which are more fully discussed in Note 8.

The fair value and carrying value of the Company’s debt as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,967	$6,186	$7,428	$6,601
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$22	$21	$44	$43
Sublease income	(2)	(2)	(4)	(4)
Variable lease cost	6	6	10	11
Total lease cost	$26	$25	$50	$50
The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$31	$29	$61	$59
Right-of-use assets obtained in exchange for new operating lease liabilities	$26	$1	$47	$5

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term	4.0 years	4.1 years
Weighted-average discount rate applied to operating leases	3.5%	3.2%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2025:

Year Ending December 31,	Operating Leases
2025 (After June 30,)	$57
2026	101
2027	85
2028	30
2029	25
After 2029	40
Total lease payments (undiscounted)	338
Less: Interest	23
Present value of lease liabilities:	$315
Lease liabilities - current	$101
Lease liabilities - noncurrent	$214
As of June 30, 2025, the Company has entered into an additional operating lease that has not yet commenced, with a lease obligation of approximately $149 million related to the lease of office space. Accordingly, the ROU Assets and operating lease liabilities at June 30, 2025 do not reflect the amounts for this lease. This operating lease will commence in 2025 with a lease term of 15 years.

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

	Three Months Ended June 30,
	2025				2024
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$888	$1,010	$—	$1,898	$802	$1,015	$—	$1,817
Intersegment revenue	3	50	(53)	—	4	49	(53)	—
Revenue	891	1,060	(53)	1,898	806	1,064	(53)	1,817
Compensation expense	355	280	—	635	336	277	—	613
Non-compensation expense	200	97	—	297	191	111	—	302
Intersegment expense	50	3	(53)	—	49	4	(53)	—
Operating, SG&A	605	380	(53)	932	576	392	(53)	915
Adjusted Operating Income	$286	$680	$—	$966	$230	$672	$—	$902
Less:
Depreciation and amortization	97	23	—	120	90	20	—	110
Restructuring	18	9	—	27	1	1	—	2
Charges related to asset abandonment	1	—	—	1	15	—	—	15
Operating Income				$818				$775
Non-operating (expense) income, net				$(46)				$(56)
Income before provision for income taxes				$772				$719

	Six Months Ended June 30,
	2025				2024
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$1,747	$2,075	$—	$3,822	$1,601	$2,002	$—	$3,603
Intersegment revenue	6	99	(105)	—	7	96	(103)	—
Revenue	1,753	2,174	(105)	3,822	1,608	2,098	(103)	3,603
Compensation expense	717	560	—	1,277	673	549	—	1,222
Non-compensation expense	392	193	—	585	371	202	—	573
Intersegment expense	99	6	(105)	—	96	7	(103)	—
Operating, SG&A	1,208	759	(105)	1,862	1,140	758	(103)	1,795
Adjusted Operating Income	$545	$1,415	$—	$1,960	$468	$1,340	$—	$1,808
Less:
Depreciation and amortization	191	42	—	233	172	38	—	210
Restructuring	44	16	—	60	3	4	—	7
Charges related to asset abandonment	3	—	—	3	15	—	—	15
Operating Income				$1,664				$1,576
Non-operating (expense) income, net				$(88)				$(105)
Income before provision for income taxes				$1,576				$1,471

The table below shows cumulative restructuring expense incurred through June 30, 2025 by reportable segment.

	MA	MIS	Total
Strategic and Operational Efficiency Restructuring Program	$78	$27	$105

The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $125 million to $155 million for the MA segment and $75 million to $95 million for the MIS segment, which include allocations of charges associated with corporate functions. This restructuring program is more fully discussed in Note 10.
Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$992	$974	$2,057	$1,943
Non-U.S.:
EMEA	613	566	1,182	1,108
Asia-Pacific	174	164	341	319
Americas	119	113	242	233
Total Non-U.S.	906	843	1,765	1,660
Total	$1,898	$1,817	$3,822	$3,603

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

Reportable Segments
The Company is organized into two reportable segments as of June 30, 2025: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 17 to the consolidated financial statements.

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
Three months ended June 30, 2025 compared with three months ended June 30, 2024
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended June 30, 2025. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2025	2024	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$1,898	$1,817	4%		— reflects revenue growth in both segments
MA external revenue	$888	$802	11%
— sustained demand for KYC and insurance offerings and SaaS-based banking solutions;
— continued demand for credit research product offerings; and
— ongoing strong demand for ratings data feeds
— Organic constant currency revenue(1) growth was 7% and ARR(2) increased 8%

MIS external revenue	$1,010	$1,015	—%
— revenue was generally in line with a strong prior year comparative, primarily reflecting issuance declines in bank loans; offset by higher investment grade issuance and monitoring fees
— Organic constant currency revenue(1) declined 2%.

Total operating and SG&A expenses	$932	$915	(2%)
— higher salaries and benefits reflecting an increase in headcount as well as annual salary increases in both segments; and
— unfavorable changes in FX translation rates; partially offset by
— a decrease in incentive compensation, which aligns with actual/projected financial and operational performance

Depreciation and amortization	$120	$110	(9%)		— amortization of recently acquired intangible assets; and — higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$27	$2	NM		— relates to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements
Charges related to asset abandonment	$1	$15	93%
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, more fully discussed in Note 12 to the consolidated financial statements

Total non-operating (expense) income, net	$(46)	$(56)	18%
— lower interest expense on borrowings reflecting the repayment of the $700M of Senior Notes in the first quarter of 2025; and
— an increase in FX gains; partially offset by
— a decrease in interest income reflecting lower cash and short-term investment balances and lower interest rates

Operating margin	43.1%	42.7%	40	BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with benefits from the Company's restructuring programs and disciplined cost management
Adjusted Operating Margin(1)	50.9%	49.6%	130	BPS
ETR	25.0%	23.1%	190	BPS	— mainly attributable to higher non-U.S. and state income taxes, coupled with a decrease in Excess Tax Benefits related to stock-based compensation
Diluted EPS	$3.21	$3.02	6%		— increase reflects the aforementioned revenue growth and margin expansion
Adjusted Diluted EPS(1)	$3.56	$3.28	9%

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
United States	$992	$974	2%
Non-U.S.:
EMEA	613	566	8%
Asia-Pacific	174	164	6%
Americas	119	113	5%
Total Non-U.S.	906	843	7%
Total	1,898	1,817	4%
Expenses:
Operating	489	469	(4%)
SG&A	443	446	1%
Depreciation and amortization	120	110	(9%)
Restructuring	27	2	NM
Charges related to asset abandonment	1	15	93%
Total	1,080	1,042	(4%)
Operating income	$818	$775	6%
Adjusted Operating Income(1)	$966	$902	7%
Interest expense, net	$(61)	$(63)	3%
Other non-operating income, net	15	7	114%
Non-operating (expense) income, net	$(46)	$(56)	18%

Net income attributable to Moody's	$578	$552	5%
Diluted weighted average shares outstanding	180.2	183.0	2%
Diluted EPS attributable to Moody's common shareholders	$3.21	$3.02	6%
Adjusted Diluted EPS(1)	$3.56	$3.28	9%
Operating margin	43.1%	42.7%
Adjusted Operating Margin(1)	50.9%	49.6%
ETR	25.0%	23.1%
The table below shows Moody’s global staffing by geographic area:

		June 30,		Change
		2025	2024	%
MA	U.S.	2,934	2,881	2%
	Non-U.S.	5,045	5,032	—%
	Total	7,979	7,913	1%
MIS	U.S.	1,560	1,513	3%
	Non-U.S.	4,274	4,126	4%
	Total	5,834	5,639	3%
MSS	U.S.	694	727	(5%)
	Non-U.S.	1,406	1,226	15%
	Total	2,100	1,953	8%
Total MCO	U.S.	5,188	5,121	1%
	Non-U.S.	10,725	10,384	3%
	Total	15,913	15,505	3%

GLOBAL REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

Global revenue ⇑ $81 million	U.S. Revenue ⇑ $18 million	Non-U.S. Revenue ⇑ $63 million
The increase in global revenue reflects growth in MA of 11%, partially offset by a modest revenue decline in MIS. On an organic constant currency basis, revenue(1) grew 2%. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Second Quarter Operating Expense ⇑ $20 million

Compensation expenses of $362 million increased $16 million, reflecting:	Non-compensation expenses of $127 million were generally in line with the prior year
— higher salaries and benefits attributable to hiring to support continued growth in the business coupled with salary increases; partially offset by
— a decrease in incentive compensation which aligns with actual/projected financial and operational performance

Second Quarter SG&A Expense ⇓ $3 million

Compensation expenses of $272 million increased $5 million, reflecting:	Non-compensation expenses of $171 million decreased $8 million, reflecting:
— higher salaries and benefits reflecting growth in headcount and annual salary increases; partially offset by	— reserves recorded in the prior year relating to a regulatory investigation, which was settled in the third quarter of 2024; partially offset by
— a decrease in incentive compensation which aligns with actual/projected financial and operational performance
— an increase in costs to support operating growth, including investments to support technology and innovation

Depreciation and amortization
The increase is primarily driven by amortization of recently acquired intangible assets as well as the amortization of internally developed software, which relates to the development of MA SaaS solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.

Operating margin 43.1%, ⇑ 40 BPS	Adjusted Operating Margin(1) 50.9%, ⇑ 130 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with benefits from the Company's restructuring programs and disciplined cost management.

Interest Expense, net ⇓ $2 million	Other non-operating income ⇑ $8 million

The slight decrease in interest expense is due to:	Increase in income is primarily due to an increase in FX gains of $6 million
— lower interest expense on borrowings of $12 million reflecting the repayment of the $700M of Senior Notes in the first quarter of 2025; partially offset by
— a decrease in interest income of $10 million reflecting lower cash and short-term investment balances and lower interest rates

ETR ⇑ 190 BPS
The ETR was higher than the prior year primarily attributable to higher non-U.S. and state income taxes, coupled with a decrease in Excess Tax Benefits related to stock-based compensation.

Diluted EPS ⇑ $0.19	Adjusted Diluted EPS(1) ⇑ $0.28
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to the aforementioned revenue growth and margin expansion.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Decision Solutions (DS)	$413	$366	13%
Research and Insights (R&I)	249	226	10%
Data and Information (D&I)	226	210	8%
Total external revenue	888	802	11%
Intersegment revenue	3	4	(25%)
Total MA revenue	891	806	11%
Expenses:
Operating and SG&A (external)	555	527	(5%)
Operating and SG&A (intersegment)	50	49	(2%)
Total operating and SG&A	605	576	(5%)
Adjusted Operating Income	$286	$230	24%
Adjusted Operating Margin	32.1%	28.5%

Depreciation and amortization	97	90	(8%)
Restructuring	18	1	NM
Charges related to asset abandonment	1	15	93%

MOODY'S ANALYTICS REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $86 million	U.S. Revenue ⇑ $43 million	Non-U.S. Revenue ⇑ $43 million
The 11% increase in global MA revenue reflects growth both in the U.S. (13%) and internationally (9%).
–Organic constant currency revenue(1) growth was 7%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 12% and 8%, respectively.
–ARR(2) increased 8%.
The increases are reflective of growth across all LOBs, as discussed in further detail below.

DECISION SOLUTIONS REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $47 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇑ $23 million
Global DS revenue for the three months ended June 30, 2025 and 2024 was comprised as follows:
Global DS revenue grew 13% compared to the second quarter of 2024 and reflects increases in the U.S. (17%) and internationally (10%). Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 8% and 9%,respectively.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 14%
–recurring revenue growth of 13% in Insurance was attributable to:
–continued demand resulting in new sales for subscription-based catastrophe and actuarial models; and
–revenue from Praedicat and CAPE Analytics, which the Company acquired in the third quarter of 2024 and first quarter of 2025, respectively
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth for Insurance was 6% and 5%, respectively
–ARR(2) grew 9% reflecting the continued demand that resulted in the aforementioned new sales for subscription-based catastrophe and actuarial models
–KYC revenue grew 22%
–recurring revenue growth of 23% reflects strong demand for our suite of KYC solutions, reflecting increased customer and supplier risk data usage, coupled with sales growth from new customers
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth in KYC was 18% and 20%, respectively
–ARR(2) grew 15%, reflecting the aforementioned strong demand for KYC solutions, however trailed organic constant currency recurring revenue(1) growth mainly due to certain isolated customer attrition events in 2025

–Banking revenue grew 5%
–recurring revenue growth of 10% within Banking reflected:
–expansion of existing customer relationships to subscription-based banking offerings, which enable customers' lending, risk management and finance workflows; and
–revenue from Numerated, which the Company acquired in the fourth quarter of 2024;
partially offset by:
–a decline in transaction revenue of 11%, reflecting MA's continued strategic shift to subscription-based solutions
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth in Banking was 2% and 7%, respectively
–ARR(2) grew 7% reflecting the aforementioned expansion of existing customer relationships to subscription-based banking offerings
The aforementioned factors contributed to overall ARR(2) growth for DS of 10%.

RESEARCH AND INSIGHTS REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $23 million	U.S. Revenue ⇑ $15 million	Non-U.S. Revenue ⇑ $8 million
Global R&I revenue increased 10% compared to the second quarter of 2024 and reflects growth in both the U.S. (12%) and internationally (8%). Organic constant currency revenue(1) growth for R&I was 8%.

The revenue increase was mainly driven by sales growth and improved retention rates from the credit research product offering, which contributed to R&I ARR(2) growth of 7%.

DATA AND INFORMATION REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $16 million	U.S. Revenue ⇑ $4 million	Non-U.S. Revenue ⇑ $12 million
Global D&I revenue increased 8% compared to the second quarter of 2024 and reflects growth in both the U.S. (5%) and internationally (9%). Organic constant currency revenue(1) growth for D&I was 5%.
The revenue increase was mainly driven by continued demand for ratings data feeds as well as favorable changes in FX translation rates.
ARR(2) grew 6% reflecting continued demand for ratings data feeds.

MA: Second Quarter Operating and SG&A Expense ⇑ $28 million

Compensation expenses of $355 million increased $19 million, reflecting:	Non-compensation expenses of $200 million were generally in line with the prior year
— growth in salaries and benefits reflecting higher headcount to support business growth, driven largely by recent acquisitions, coupled with annual salary increases

MA: Adjusted Operating Margin 32.1% ⇑ 360 BPS
Adjusted Operating Margin expansion includes operational efficiency and cost savings from the Strategic and Operational Efficiency Restructuring Program and ongoing disciplined cost management.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects the amortization of recently acquired intangible assets as well as higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Corporate finance (CFG)	$512	$525	(2%)
Structured finance (SFG)	135	131	3%
Financial institutions (FIG)	191	195	(2%)
Public, project and infrastructure finance (PPIF)	162	154	5%
Total ratings revenue	1,000	1,005	—%
MIS Other	10	10	—%
Total external revenue	1,010	1,015	—%
Intersegment revenue	50	49	2%
Total MIS revenue	1,060	1,064	—%
Expenses:
Operating and SG&A (external)	377	388	3%
Operating and SG&A (intersegment)	3	4	25%
Total operating and SG&A	380	392	3%
Adjusted Operating Income	$680	$672	1%
Adjusted Operating Margin	64.2%	63.2%

Depreciation and amortization	23	20	(15%)
Restructuring	9	1	NM
The following chart presents changes in rated issuance volumes compared to the second quarter of 2024. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $5 million	U.S. Revenue ⇓ $25 million	Non-U.S. Revenue ⇑ $20 million
Total MIS revenue was in line with the prior year reflecting modest declines in CFG and FIG, offset by modest growth in PPIF and SFG.

Organic constant currency revenue(1) declined 2%.

CFG REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $13 million	U.S. Revenue ⇓ $28 million	Non-U.S. Revenue ⇑ $15 million

Global CFG revenue for the three months ended June 30, 2025 and 2024 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 2% reflects declines in the U.S. (8%), offset by growth internationally (8%). Organic constant currency revenue(1) declined 4%.
Revenue decreased $13 million compared to the same period in the prior year, which primarily reflected:
–lower bank loan issuance (most notably in the U.S.) compared to a strong prior year comparative, attributable to heightened market volatility in 2025 coupled with subdued M&A activity;
partially offset by:
–higher investment-grade issuance activity reflecting strong investor demand as yields remained high coupled with continued tight credit spreads for high quality credits; and
–the impact of annual price increases.

SFG REVENUE

Three months ended June 30,
2025---------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $4 million	U.S. Revenue ⇓ $1 million	Non-U.S. Revenue ⇑ $5 million

Global SFG revenue for the three months ended June 30, 2025 and 2024 was comprised as follows:
SFG revenue was generally in line with the prior year across all asset classes.

FIG REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $4 million	U.S. Revenue ⇓ $5 million	Non-U.S. Revenue ⇑ $1 million
Global FIG revenue for the three months ended June 30, 2025 and 2024 was comprised as follows:

The decrease in FIG revenue of 2% reflects a decline in the U.S. (5%), partially offset by an increase internationally (1%). Organic constant currency revenue(1) declined 4%.
Revenue decreased $4 million compared to the second quarter of 2024, primarily due to:
–lower volumes from infrequent issuers in the insurance sector in the U.S., compared to very strong activity in the prior year;
partially offset by:
–growth in banking issuance, most notably in the U.S.

PPIF REVENUE

Three months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $8 million	U.S. Revenue ⇑ $9 million	Non-U.S. Revenue ⇓ 1 million
Global PPIF revenue for the three months ended June 30, 2025 and 2024 was comprised as follows:

The increase in PPIF revenue of 5% reflects growth in the U.S. (9%), partially offset by declines internationally (2%).
Revenue increased $8 million compared to the second quarter of 2024, reflecting:
–higher issuance in U.S. Public Finance in the state and local government and higher education sectors; and
–the impact of annual price increases.

MIS: Second Quarter Operating and SG&A Expense ⇓ $11 million

Compensation expenses of $280 million were in line with the prior year reflecting the following offsetting factors:	Non-compensation expenses of $97 million decreased $14 million:
— growth in salaries and benefits reflecting higher headcount and annual salary increases; offset by	— the decrease is mostly attributable to reserves recorded in the prior year relating to a regulatory investigation, which was settled in the third quarter of 2024
— a decrease in incentive compensation aligned with actual/projected financial and operating performance

MIS: Adjusted Operating Margin 64.2% ⇑ 100 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned impact of reserves recorded in the prior year relating to a regulatory investigation.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.

Six months ended June 30, 2025 compared with six months ended June 30, 2024
Executive Summary
The following table provides an executive summary of key operating results for the six months ended June 30, 2025. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2025	2024	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$3,822	$3,603	6%	— reflects revenue growth in both segments
MA external revenue	$1,747	$1,601	9%
— sustained demand for insurance and KYC offerings and SaaS-based banking solutions;
— continued demand for credit research product offerings; and
— ongoing demand for ratings data feeds
— Organic constant currency revenue(1) growth was 7%, and ARR(2) grew 8%

MIS external revenue	$2,075	$2,002	4%
— strong investor demand and tight credit spreads supported revenue growth in investment-grade, U.S. public and project finance, and CMBS; partially offset by
— declines in bank loans attributable to heightened market volatility and subdued M&A activity

Total operating and SG&A expenses	$1,862	$1,795	(4%)	— higher salaries and benefits reflecting an increase in headcount and annual salary increases in both segments
Depreciation and amortization	$233	$210	(11%)	— amortization of recently acquired intangible assets; and — higher amortization of internally developed software, primarily related to the development of MA SaaS solutions
Restructuring	$60	$7	NM	— relates to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements
Charges related to asset abandonment	$3	$15	80%
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 12 to the consolidated financial statements

Total non-operating (expense) income, net	$(88)	$(105)	16%	— primarily due to an increase in equity income recorded for the Company's investments in non-consolidated affiliates
Operating margin	43.5%	43.7%	(20 BPS)
— slight operating margin contraction is attributable to higher restructuring costs, offset by growth in revenue
— Adjusted Operating Margin(1) expansion reflects revenue growth coupled with benefits from the Company's restructuring programs and disciplined cost management

Adjusted Operating Margin(1)	51.3%	50.2%	110 BPS
ETR	23.6%	23.2%	(40 BPS)	— in line with the prior year
Diluted EPS	$6.66	$6.16	8%	— increase reflects the aforementioned revenue growth and margin expansion
Adjusted Diluted EPS(1)	$7.38	$6.65	11%

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
United States	$2,057	$1,943	6%
Non-U.S.:
EMEA	1,182	1,108	7%
Asia-Pacific	341	319	7%
Americas	242	233	4%
Total Non-U.S.	1,765	1,660	6%
Total	3,822	3,603	6%
Expenses:
Operating	980	936	(5%)
SG&A	882	859	(3%)
Depreciation and amortization	233	210	(11%)
Restructuring	60	7	NM
Charges related to asset abandonment	3	15	80%
Total	2,158	2,027	(6%)
Operating income	$1,664	1,576	6%
Adjusted Operating Income (1)	$1,960	1,808	8%
Interest expense, net	$(122)	(125)	2%
Other non-operating income, net	34	20	70%
Non-operating (expense) income, net	$(88)	(105)	16%

Net income attributable to Moody’s	$1,203	$1,129	7%
Diluted weighted average shares outstanding	180.5	183.2	1%
Diluted EPS attributable to Moody’s common shareholders	$6.66	$6.16	8%
Adjusted Diluted EPS (1)	$7.38	$6.65	11%
Operating margin	43.5%	43.7%
Adjusted Operating Margin (1)	51.3%	50.2%
Effective tax rate	23.6%	23.2%
GLOBAL REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

Global revenue ⇑ $219 million	U.S. Revenue ⇑ $114 million	Non-U.S. Revenue ⇑ $105 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $44 million

Compensation expenses of $730 million increased $38 million, reflecting:	Non-compensation expenses of $250 million were generally in line with the prior year
— higher salaries and benefits attributable to hiring and salary increases to support continued growth in the business

YTD SG&A Expense ⇑ $23 million

Compensation expenses of $547 million increased $17 million, reflecting:	Non-compensation expenses of $335 million were generally in line with the prior year, with the following offsetting factors:
— higher salaries and benefits attributable to an increase in headcount and annual salary increases	— reserves recorded in the prior year relating to a regulatory investigation, which was settled in the third quarter of 2024; partially offset by
— an increase in costs to support operating growth, including investments to support technology and innovation

Depreciation and amortization
The increase in depreciation and amortization expense is driven by the amortization of recently acquired intangible assets as well as the amortization of internally developed software, which is primarily related to the development of MA SaaS solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 12 to the consolidated financial statements.

Operating margin 43.5%, ⇓ 20 BPS	Adjusted Operating Margin(1) 51.3%, ⇑ 110 BPS
Slight operating margin contraction is attributable to the increase in restructuring costs compared to the prior year, offset by growth in revenue.
Adjusted Operating Margin(1) expansion reflects revenue growth coupled with benefits from the Company's restructuring programs and disciplined cost management.

Interest Expense, net ⇓ $3 million	Other non-operating income ⇑ $14 million

The decrease in interest expense is primarily due to:	Increase in income is primarily due to:
— lower interest expense on borrowings of $14 million reflecting the repayment of the $700M of Senior Notes in the first quarter of 2025; partially offset by	— an increase in equity income related to the Company's investments in non-consolidated affiliates of $12 million
— lower interest income of $8 million reflecting lower cash and short-term investment balances and lower interest rates

ETR ⇑ 40 BPS
The ETR was generally in line with the prior year.

Diluted EPS ⇑ $0.50	Adjusted Diluted EPS(1) ⇑ $0.73
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to the aforementioned growth in revenue and operating income/adjusted operating income(2).

Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Decision Solutions (DS)	$818	$731	12%
Research and Insights (R&I)	485	448	8%
Data and Information (D&I)	444	422	5%
Total external revenue	1,747	1,601	9%
Intersegment revenue	6	7	(14%)
Total MA Revenue	1,753	1,608	9%
Expenses:
Operating and SG&A (external)	1,109	1,044	(6%)
Operating and SG&A (intersegment)	99	96	(3%)
Total operating and SG&A expense	1,208	1,140	(6%)
Adjusted Operating Income	$545	$468	16%
Adjusted Operating Margin	31.1%	29.1%

Depreciation and amortization	191	172	(11%)
Restructuring	44	3	NM
Charges related to asset abandonment	3	15	80%
MOODY'S ANALYTICS REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $146 million	U.S. Revenue ⇑ $81 million	Non-U.S. Revenue ⇑ $65 million
The 9% increase in global MA revenue reflects growth both in the U.S. (12%) and internationally (7%).
–Organic constant currency revenue(1) growth was 7%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 10% and 8%, respectively.
–ARR(2) increased 8%.
These increases are reflective of growth across all LOBs, as discussed in further detail below.
.

DECISION SOLUTIONS REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $87 million	U.S. Revenue ⇑ $53 million	Non-U.S. Revenue ⇑ $34 million
Global DS revenue for the six months ended June 30, 2025 and 2024 was comprised as follows:
Global DS revenue grew 12% compared to the first half of 2024 and reflects increases in both the U.S. (19%) and internationally (7%). Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 8% and 11%, respectively. ARR(2) growth was 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 14%
–recurring revenue growth of 15% in Insurance was attributable to:
–continued demand resulting in new sales for subscription-based revenue for catastrophe and actuarial modeling tools; and
–revenue from Praedicat and CAPE Analytics, which the Company acquired in the third quarter of 2024 and first quarter of 2025, respectively
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for Insurance was 7% and 8%, respectively
–ARR(2) grew 9%, reflecting the aforementioned continued demand that resulted in new sales for subscription-based revenue for catastrophe and actuarial modeling tools
–KYC revenue grew 19%
–recurring revenue growth of 21% in KYC reflects strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for KYC was 18% and 20%, respectively

–ARR(2) grew 15%, reflecting the aforementioned strong demand for KYC solutions, however trailed organic constant currency recurring revenue(1) growth mainly due to certain isolated customer attrition events in 2025
–Banking revenue grew 5%
–recurring revenue growth of 10% within Banking reflected:
–expansion of existing customer relationships to subscription-based banking offerings, which enable customers' lending, risk management and finance workflows; and
–revenue from Numerated, which the Company acquired in the fourth quarter of 2024;
partially offset by:
–a decline in transaction revenue of 11%, reflecting MA's continued strategic shift to subscription-based solutions
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for Banking was 3% and 7%, respectively
–ARR(2) grew 7%

RESEARCH AND INSIGHTS REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $37 million	U.S. Revenue ⇑ $21 million	Non-U.S. Revenue ⇑ $16 million
Global R&I revenue increased 8% compared to the first half of 2024 and reflects growth in both the U.S. (9%) and internationally (8%).
The revenue increase was attributable to sales growth for credit research product offerings, which contributed to ARR(2) growth of 7%.

DATA AND INFORMATION REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $22 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇑ $15 million
Global D&I revenue increased 5% compared to the first half of 2024 and reflects growth in both the U.S. (5%) and internationally (6%). This growth was mainly driven by continued strong demand for ratings data feeds and company data applications, which contributed to ARR(2) growth of 6% for D&I.

MA: YTD Operating and SG&A Expense ⇑ $65 million

Compensation expenses of $717 million increased $44 million:	Non-compensation expenses of $392 million increased $21 million:
— the growth in salaries and benefits reflects higher headcount to support business growth, including from recent acquisitions, coupled with annual salary increases	— the increase is mainly attributable to costs to support operating growth, including investments to support technology, innovation and product development

MA: Adjusted Operating Margin 31.1% ⇑ 200 BPS
Adjusted Operating Margin expansion includes operational efficiency and cost savings from the Strategic and Operational Efficiency Restructuring Program and ongoing disciplined cost management.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects the amortization of recently acquired intangible assets as well as higher amortization of internally developed software relating to the development of SaaS-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 12 to the consolidated financial statements.
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Corporate finance (CFG)	$1,076	$1,054	2%
Structured finance (SFG)	273	245	11%
Financial institutions (FIG)	382	390	(2%)
Public, project and infrastructure finance (PPIF)	325	295	10%
Total ratings revenue	2,056	1,984	4%
MIS Other	19	18	6%
Total external revenue	2,075	2,002	4%
Intersegment royalty	99	96	3%
Total	2,174	2,098	4%
Expenses:
Operating and SG&A (external)	753	751	—%
Operating and SG&A (intersegment)	6	7	14%
Total operating and SG&A expense	759	758	—%
Adjusted Operating Income	$1,415	$1,340	6%
Adjusted Operating Margin	65.1%	63.9%

Depreciation and amortization	42	38	(11%)
Restructuring	16	4	(300%)
The following chart presents changes in rated issuance volumes compared to the first half of 2024. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $73 million	U.S. Revenue ⇑ $33 million	Non-U.S. Revenue ⇑ $40 million
The increase in global MIS revenue reflects growth across all ratings LOBs, excluding FIG.
CFG REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $22 million	U.S. Revenue ⇓ 9 million	Non-U.S. Revenue ⇑ $31 million
Global CFG revenue for the six months ended June 30, 2025 and 2024 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 2% reflects growth internationally (9%), partially offset by a modest decline in the U.S. (1%), with the most notable drivers reflecting:
–higher issuance activity for investment-grade bonds, which reflected continued tight credit spreads and continued investor demand; and
–the impact of annual price increases;
partially offset by:
–declines in bank loans attributable to ongoing market volatility and subdued M&A activity.

SFG REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $28 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $5 million

Global SFG revenue for the six months ended June 30, 2025 and 2024 was comprised as follows:

The increase in SFG revenue of 11% reflects growth in both the U.S. (14%) and internationally (6%).
The increase reflected growth across all asset classes, most notably from increased issuance activity in CMBS, supported by tight spreads and strong investor demand.

FIG REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

FIG: Global revenue ⇓ $8 million	U.S. Revenue ⇓ $8 million	Non-U.S. Revenue was in line with prior year
Global FIG revenue for the six months ended June 30, 2025 and 2024 was comprised as follows:

The decrease in FIG revenue of 2% reflects a decline in the U.S. (4%).
Revenue decreased $8 million compared to the same period in the prior year, primarily due to:
–lower volumes from infrequent issuers in the insurance sector, compared to strong activity in the prior year;
partially offset by:
–growth in banking revenue, which came mainly from issuers in the U.S.

PPIF REVENUE

Six months ended June 30,
2025-----------------------------------------------------------------------------------2024
______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $30 million	U.S. Revenue ⇑ $27 million	Non-U.S. Revenue ⇑ $3 million
Global PPIF revenue for the six months ended June 30, 2025 and 2024 was comprised as follows:

The 10% increase in PPIF revenue reflects increases in both the U.S. (15%) and internationally (3%), with the most notable drivers of the growth reflecting:
–higher issuance in U.S. Public Finance, primarily reflecting increased activity in the state and local government and higher education sectors; and
–higher U.S. Project Finance activity supported by ongoing funding requirements for large-scale infrastructure projects.

MIS: YTD Operating and SG&A Expense was in line with the prior year

Compensation expenses of $560 million increased $11 million, reflecting:	Non-compensation expenses of $193 million decreased $9 million with the most notable driver of the growth reflecting:
— growth in salaries and benefits reflecting higher headcount and annual salary increases; partially offset by:	— reserves recorded in the prior year relating to a regulatory investigation, which was settled in the third quarter of 2024
— a decrease in incentive compensation aligned with actual/projected financial and operating performance

Adjusted Operating Margin of 65.1% ⇑ 120 BPS
MIS Adjusted Operating Margin expansion primarily reflected the impact of reserves recorded in the prior year related to a regulatory investigation, further supported by the aforementioned 4% increase in revenue.

Restructuring Charges
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.
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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2025	2024
Net cash provided by operating activities	$1,300	$1,461	$(161)
Net cash provided by (used in) investing activities	$98	$(191)	$289
Net cash used in financing activities	$(1,780)	$(731)	$(1,049)
Free Cash Flow (1)	$1,140	$1,290	$(150)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities for the six months ended June 30, 2025 decreased by $161 million compared to the same period in 2024, with the most notable drivers reflecting:
–$198 million in higher income tax payments in the current year;
–approximately $100 million in higher incentive compensation payments in the first half of 2025 (based on full-year 2024 financial and operating results) compared to payments made in the prior year (based on full-year 2023 financial and operating results);
partially offset by:
–growth in operating income of $88 million coupled with various changes in working capital.
Net cash provided by (used in) investing activities
The $289 million increase in cash provided by investing activities in the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to:
–a $467 million increase in net sales and maturities of investments, primarily due to the maturity of certificates of deposit in the first quarter of 2025;
partially offset by:
–higher cash paid for acquisitions, net of cash acquired, of $211 million due to the acquisition of CAPE Analytics in the first quarter of 2025.
Net cash used in financing activities
The $1,049 million increase in cash used in financing activities in the six months ended June 30, 2025 compared to the same period in the prior year was primarily attributed to:
–a $700 million repayment of notes payable in 2025; and
– higher cash paid for treasury share repurchases in 2025 of $273 million compared to the same period in the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.3 billion at June 30, 2025 included approximately $1.7 billion located outside of the U.S. Approximately 40% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At June 30, 2025, Moody’s had $7.2 billion of outstanding principal on debt and approximately $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at June 30, 2025 is as follows:

For additional information on the Company's outstanding debt, refer to Note 14 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.4 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of June 30, 2025, these purchase obligations totaled approximately $700 million, of which approximately 50% is expected to be paid in the next twelve months and another approximate 45% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $487 million at June 30, 2025, primarily related to real estate leases, of which $109 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 15 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at June 30, 2025, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On July 22, 2025, the Board approved the declaration of a quarterly dividend of $0.94 per share for Moody’s common stock, payable September 5, 2025 to shareholders of record at the close of business on August 15, 2025. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 15, 2024, the Board approved $1.5 billion in share repurchase authority. At June 30, 2025, the Company had approximately $0.9 billion of remaining authority under this authorization. There is no established expiration date for the remaining authorization.
Restructuring
As more fully discussed in Note 10 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be approximately $120 million to $150 million, which are expected to be paid out through 2027.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$818	$775	$1,664	$1,576
Adjustments:
Depreciation and amortization	120	110	233	210
Restructuring	27	2	60	7
Charges related to asset abandonment	1	15	3	15
Adjusted Operating Income	$966	$902	$1,960	$1,808
Operating margin	43.1%	42.7%	43.5%	43.7%
Adjusted Operating Margin	50.9%	49.6%	51.3%	50.2%
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

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2025		2024		2025		2024
Net Income attributable to Moody's common shareholders		$578		$552		$1,203		$1,129
Pre-tax Acquisition-Related Intangible Amortization Expenses	$55		$48		$108		$97
Tax on Acquisition-Related Intangible Amortization Expenses	(13)		(12)		(26)		(24)
Net Acquisition-Related Intangible Amortization Expenses		42		36		82		73
Pre-tax restructuring	$27		$2		$60		$7
Tax on restructuring	(7)		(1)		(15)		(2)
Net restructuring		20		1		45		5
Pre-tax charges related to asset abandonment	$1		$15		$3		$15
Tax on charges related to asset abandonment	(1)		(4)		(1)		(4)
Net charges related to asset abandonment		—		11		2		11
Adjusted Net Income		$640		$600		$1,332		$1,218

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Diluted earnings per share attributable to Moody's common shareholders		$3.21		$3.02		$6.66		$6.16
Pre-tax Acquisition-Related Intangible Amortization Expenses	$0.31		$0.26		$0.60		$0.53
Tax on Acquisition-Related Intangible Amortization Expenses	(0.07)		(0.07)		(0.14)		(0.13)
Net Acquisition-Related Intangible Amortization Expenses		0.24		0.19		0.46		0.40
Pre-tax restructuring	$0.15		$0.01		$0.33		$0.04
Tax on restructuring	(0.04)		—		(0.08)		(0.01)
Net restructuring		0.11		0.01		0.25		0.03
Pre-tax charges related to asset abandonment	$0.01		$0.08		$0.02		$0.08
Tax on charges related to asset abandonment	(0.01)		(0.02)		(0.01)		(0.02)
Net charges related to asset abandonment		—		0.06		0.01		0.06
Adjusted Diluted EPS		$3.56		$3.28		$7.38		$6.65

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

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$1,300	$1,461
Capital additions	(160)	(171)
Free Cash Flow	$1,140	$1,290
Net cash provided by (used in) investing activities	$98	$(191)
Net cash used in financing activities	$(1,780)	$(731)

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
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) measures:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2025	2024	Change	Growth	2025	2024	Change	Growth
MCO revenue	$1,898	$1,817	$81	4%	$3,822	$3,603	$219	6%
FX impact	(27)	—	(27)		(13)	—	(13)
Inorganic revenue from acquisitions	(17)	—	(17)		(32)	—	(32)
Organic constant currency MCO revenue	$1,854	$1,817	$37	2%	$3,777	$3,603	$174	5%

MA revenue	$888	$802	$86	11%	$1,747	$1,601	$146	9%
FX impact	(15)	—	(15)		(7)	—	(7)
Inorganic revenue from acquisitions	(14)	—	(14)		(25)	—	(25)
Organic constant currency MA revenue	$859	$802	$57	7%	$1,715	$1,601	$114	7%

Decision Solutions revenue	$413	$366	$47	13%	$818	$731	$87	12%
FX impact	(5)	—	(5)		(2)	—	(2)
Inorganic revenue from acquisitions	(14)	—	(14)		(25)	—	(25)
Organic constant currency Decision Solutions revenue	$394	$366	$28	8%	$791	$731	$60	8%

Banking revenue	$138	$131	$7	5%	$279	$265	$14	5%
FX impact	(1)	—	(1)		—	—	—
Inorganic revenue from acquisitions	(3)	—	(3)		(5)	—	(5)
Organic constant currency Banking revenue	$134	$131	$3	2%	$274	$265	$9	3%

Insurance revenue	$168	$147	$21	14%	$331	$291	$40	14%
FX impact	(1)	—	(1)		—	—	—
Inorganic revenue from acquisitions	(11)	—	(11)		(20)	—	(20)
Organic constant currency Insurance revenue	$156	$147	$9	6%	$311	$291	$20	7%

KYC revenue	$107	$88	$19	22%	$208	$175	$33	19%
FX impact	(3)	—	(3)		(2)	—	(2)
Constant currency KYC revenue	$104	$88	$16	18%	$206	$175	$31	18%

Research and Insights revenue	$249	$226	$23	10%	$485	$448	$37	8%
FX impact	(4)	—	(4)		(3)	—	(3)
Constant currency Research and Insights revenue	$245	$226	$19	8%	$482	$448	$34	8%

Data and Information revenue	$226	$210	$16	8%	$444	$422	$22	5%
FX impact	(6)	—	(6)		(2)	—	(2)
Constant currency Data and Information revenue	$220	$210	$10	5%	$442	$422	$20	5%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2025	2024	Change	Growth	2025	2024	Change	Growth
MIS revenue	$1,010	$1,015	$(5)	—%	$2,075	$2,002	$73	4%
FX impact	(12)	—	(12)		(6)	—	(6)
Inorganic revenue from acquisitions	(3)	—	(3)		(7)	—	(7)
Organic constant currency MIS revenue	$995	$1,015	$(20)	(2)%	$2,062	$2,002	$60	3%

CFG revenue	$512	$525	$(13)	(2)%	$1,076	$1,054	$22	2%
FX impact	(7)	—	(7)		(4)	—	(4)
Inorganic revenue from acquisitions	(1)	—	(1)		(2)	—	(2)
Organic constant currency CFG revenue	$504	$525	$(21)	(4)%	$1,070	$1,054	$16	2%

FIG revenue	$191	$195	$(4)	(2)%	$382	$390	$(8)	(2)%
FX impact	(2)	—	(2)		—	—	—
Inorganic revenue from acquisitions	(2)	—	(2)		(5)	—	(5)
Organic constant currency FIG revenue	$187	$195	$(8)	(4)%	$377	$390	$(13)	(3)%

MA recurring revenue	$852	$764	$88	12%	$1,674	$1,516	$158	10%
FX impact	(15)	—	(15)		(8)	—	(8)
Inorganic recurring revenue from acquisitions	(13)	—	(13)		(24)	—	(24)
Organic constant currency MA recurring revenue	$824	$764	$60	8%	$1,642	$1,516	$126	8%

Decision Solutions recurring revenue	$382	$333	$49	15%	$755	$657	$98	15%
FX impact	(5)	—	(5)		(2)	—	(2)
Inorganic recurring revenue from acquisitions	(13)	—	(13)		(24)	—	(24)
Organic constant currency Decision Solutions recurring revenue	$364	$333	$31	9%	$729	$657	$72	11%

Banking recurring revenue	$113	$103	$10	10%	$228	$208	$20	10%
FX impact	(1)	—	(1)		—	—	—
Inorganic recurring revenue from acquisitions	(2)	—	(2)		(5)	—	(5)
Organic constant currency Banking recurring revenue	$110	$103	$7	7%	$223	$208	$15	7%

Insurance recurring revenue	$162	$143	$19	13%	$319	$277	$42	15%
FX impact	(1)	—	(1)		—	—	—
Inorganic recurring revenue from acquisitions	(11)	—	(11)		(19)	—	(19)
Organic constant currency Insurance recurring revenue	$150	$143	$7	5%	$300	$277	$23	8%

KYC recurring revenue	$107	$87	$20	23%	$208	$172	$36	21%
FX impact	(3)	—	(3)		(2)	—	(2)
Constant currency KYC recurring revenue	$104	$87	$17	20%	$206	$172	$34	20%

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

Amounts in millions	June 30, 2025	June 30, 2024	Change	Growth
MA ARR
Decision Solutions
Banking	$456	$427	$29	7%
Insurance	616	563	53	9%
KYC	395	342	53	15%
Total Decision Solutions	$1,467	$1,332	$135	10%
Research and Insights	956	892	64	7%
Data and Information	874	827	47	6%
Total MA ARR	$3,297	$3,051	$246	8%

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 44 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
In the six months ended June 30, 2025, the Company entered into new cross-currency swap hedging transactions designated as net investment hedges, which are disclosed in Note 8 to the consolidated financial statements. The related sensitivity analysis disclosed in our Form 10-K for the year ended December 31, 2024 for our derivatives and non-derivatives designated as net investment hedges has been updated below to reflect the Company's exposure to market risk as of June 30, 2025. There have been no material changes to the Company's market risk other than the aforementioned cross-currency swaps during the six months ended June 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2024.
Derivatives and non-derivatives designated as net investment hedges:
The Company designates derivative instruments and foreign currency-denominated debt as hedges of foreign currency risk of net investments in certain foreign subsidiaries (net investment hedges) under ASC Topic 815, Derivatives and Hedging.
Cross-currency swaps
As of June 30, 2025, the Company had cross-currency swaps designated as net investment hedges to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in exchange rates. The notional values and corresponding interest rates are disclosed in Note 8 to the consolidated financial statements located in Item 1 of this Form 10-Q.
•If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $433 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
•If the Hong Kong dollar were to strengthen 10% relative to the U.S. dollar, there would be an approximate $50 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
•If the Singapore dollar were to strengthen 10% relative to the Hong Kong dollar, there would be an approximate $31 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
The aforementioned unfavorable impacts recognized within OCI would be offset by favorable currency translation gains on the Company’s hedged net investments in those foreign subsidiaries.

Euro-denominated debt
As of June 30, 2025 the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $147 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2025.
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
For the three months ended June 30, 2025

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
April 1- 30	246,913	$430.63	243,848	$1,090	million
May 1- 31	64,373	$477.84	62,777	$1,060	million
June 1- 30	311,920	$480.87	311,910	$910	million
Total	623,206	$460.76	618,535
(1) Includes surrender to the Company of 3,065; 1,596; and 10 shares of common stock in April, May, and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On October 15, 2024, the Board authorized $1.5 billion in share repurchase authority. At June 30, 2025 there was approximately $0.9 billion of share repurchase authority remaining under this authorization. There is no established expiration date for the remaining authorization.
During the second quarter of 2025, Moody’s issued a net 39 thousand shares under employee stock-based compensation plans.

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

Date: July 24, 2025