Form 10-Q
period 2025-09-30
MOODYS CORP /DE/
filed 2025-10-23
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Shares Outstanding at September 30, 2025
178.4 million

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

NRSRO	Nationally Recognized Statistical Rating Organization, which is a credit rating agency registered with the SEC
Numerated	A provider of commercial lending platforms; the Company acquired Numerated in November 2024
OBBBA	The “One Big Beautiful Bill Act” enacted into U.S. law on July 4, 2025
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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,007	$1,813	$5,829	$5,416
Expenses
Operating	492	512	1,472	1,448
Selling, general and administrative	453	434	1,335	1,293
Depreciation and amortization	123	108	356	318
Restructuring	21	6	81	13
Charges related to asset abandonment	1	15	4	30
Total expenses	1,090	1,075	3,248	3,102
Operating income	917	738	2,581	2,314
Non-operating (expense) income, net
Interest expense, net	(58)	(60)	(180)	(185)
Other non-operating income, net	8	25	42	45
Total non-operating (expense) income, net	(50)	(35)	(138)	(140)
Income before provision for income taxes	867	703	2,443	2,174
Provision for income taxes	220	169	592	510
Net income	647	534	1,851	1,664
Less: Net income attributable to noncontrolling interests	1	—	2	1
Net income attributable to Moody's	$646	$534	$1,849	$1,663
Earnings per share attributable to Moody's common shareholders
Basic	$3.61	$2.94	$10.30	$9.13
Diluted	$3.60	$2.93	$10.26	$9.09
Weighted average number of shares outstanding
Basic	178.9	181.7	179.5	182.2
Diluted	179.6	182.5	180.2	183.0
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$647			$534
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(26)	$1	(25)	$252	$(3)	249
Net gains (losses) on net investment hedges	8	(3)	5	(184)	48	(136)
Cash Flow Hedges:
Reclassification of losses included in net income	—	—	—	1	—	1
Total other comprehensive (loss) income	$(18)	$(2)	$(20)	$69	$45	$114
Comprehensive income			627			648
Less: comprehensive loss attributable to noncontrolling interests			(1)			—
Comprehensive Income Attributable to Moody's			$628			$648

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,851			$1,664
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$586	$—	586	$98	$(3)	95
Net losses on net investment hedges	(652)	163	(489)	(40)	10	(30)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	2	—	2
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(1)	—	(1)	(1)	—	(1)
Net actuarial losses	(1)	—	(1)	(3)	1	(2)
Total other comprehensive (loss) income	$(67)	$163	$96	$56	$8	$64
Comprehensive income			1,947			1,728
Less: comprehensive loss attributable to noncontrolling interests			(4)			—
Comprehensive Income Attributable to Moody's			$1,951			$1,728
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,181	$2,408
Short-term investments	78	566
Accounts receivable, net of allowance for credit losses of $33 in 2025 and $32 in 2024	1,774	1,801
Other current assets	566	515
Total current assets	4,599	5,290
Property and equipment, net of accumulated depreciation of $1,506 in 2025 and $1,453 in 2024	712	656
Operating lease right-of-use assets	300	216
Goodwill	6,465	5,994
Intangible assets, net	1,916	1,890
Deferred tax assets, net	288	293
Other assets	1,135	1,166
Total assets	$15,415	$15,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,032	$1,344
Current portion of operating lease liabilities	98	102
Current portion of long-term debt	—	697
Deferred revenue	1,369	1,454
Total current liabilities	2,499	3,597
Non-current portion of deferred revenue	58	57
Long-term debt	6,983	6,731
Deferred tax liabilities, net	348	449
Uncertain tax positions	232	211
Operating lease liabilities	282	216
Other liabilities	901	517
Total liabilities	11,303	11,778
Contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding		—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2025 and December 31, 2024, respectively	3	3
Capital surplus	1,617	1,451
Retained earnings	17,410	16,071
Treasury stock, at cost; 164,507,047 and 162,593,213 shares of common stock at September 30, 2025 and December 31, 2024, respectively	(14,535)	(13,322)
Accumulated other comprehensive loss	(538)	(638)
Total Moody's shareholders' equity	3,957	3,565
Noncontrolling interests	155	162
Total shareholders' equity	4,112	3,727
Total liabilities, noncontrolling interests and shareholders' equity	$15,415	$15,505
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$1,851	$1,664
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	356	318
Stock-based compensation	174	166
Deferred income taxes	40	9
Non-cash restructuring and abandonment-related charges	8	15
Provision for credit losses on accounts receivable	11	14
Gain on previously held/sold investments in non-consolidated affiliates	—	(7)
Changes in assets and liabilities:
Accounts receivable	63	(43)
Other current assets	13	25
Other assets	(16)	(1)
Lease obligations	(28)	(24)
Accounts payable and accrued liabilities	(317)	45
Deferred revenue	(130)	(51)
Uncertain tax positions and other non-current tax liabilities	17	12
Other liabilities	1	22
Net cash provided by operating activities	2,043	2,164
Cash flows from investing activities
Capital additions	(245)	(243)
Purchases of investments	(158)	(623)
Sales and maturities of investments	656	105
Purchases of investments in non-consolidated affiliates	(14)	(4)
Receipts from settlements of net investment hedges	32	—
Cash paid for acquisitions, net of cash acquired	(227)	(110)
Net cash provided by (used in) investing activities	44	(875)
Cash flows from financing activities
Issuance of notes	—	496
Repayment of notes	(700)	—
Proceeds from stock-based compensation plans	44	60
Repurchase of shares related to stock-based compensation	(92)	(85)
Treasury shares	(1,170)	(812)
Dividends	(534)	(465)
Dividends to noncontrolling interests	(2)	(1)
Debt issuance costs, extinguishment costs and related fees	—	(5)
Net cash used in financing activities	(2,454)	(812)

Effect of exchange rate changes on cash and cash equivalents	140	35
(Decrease) increase in cash and cash equivalents	(227)	512
Cash and cash equivalents, beginning of period	2,408	2,130
Cash and cash equivalents, end of period	$2,181	$2,642
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2024	342.9	$3	$1,324	$15,478	(160.8)	$(12,410)	$(617)	$3,778	$160	$3,938
Net income				534				534	—	534
Dividends ($0.85 per share)				(157)				(157)	(5)	(162)
Stock-based compensation			58					58		58
Shares issued for stock-based compensation plans at average cost, net			8		—	4		12		12
Noncontrolling interest resulting from majority acquisition								—	8	8
Treasury shares repurchased, inclusive of excise tax			—		(0.9)	(434)		(434)		(434)
Currency translation adjustment, net of net investment hedge activity (net of tax of $45 million)							113	113	—	113
Amortization of losses on cash flow hedges							1	1		1
Balance at September 30, 2024	342.9	$3	$1,390	$15,855	(161.7)	$(12,840)	$(503)	$3,905	$163	$4,068
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2025	342.9	$3	$1,552	$16,933	(163.5)	$(14,020)	$(519)	$3,949	$159	$4,108
Net income				646				646	1	647
Dividends ($0.94 per share)				(169)				(169)	(4)	(173)
Stock-based compensation			59					59		59
Shares issued for stock-based compensation plans at average cost, net			6		—	2		8		8
Treasury shares repurchased, inclusive of excise tax					(1.0)	(517)		(517)		(517)
Currency translation adjustment, net of net investment hedge activity (net of tax of $2 million)							(19)	(19)	(1)	(20)
Balance at September 30, 2025	342.9	$3	$1,617	$17,410	(164.5)	$(14,535)	$(538)	$3,957	$155	$4,112

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
Net income				1,849				1,849	2	1,851
Dividends ($2.82 per share)				(510)				(510)	(5)	(515)
Stock-based compensation			180					180		180
Shares issued for stock-based compensation plans at average cost, net			(14)		0.5	(34)		(48)		(48)
Treasury shares repurchased, inclusive of excise tax			—		(2.4)	(1,179)		(1,179)		(1,179)
Currency translation adjustment, net of net investment hedge activity (net of tax of $163 million)							101	101	(4)	97
Net actuarial losses							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at September 30, 2025	342.9	$3	$1,617	$17,410	(164.5)	$(14,535)	$(538)	$3,957	$155	$4,112
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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU No. 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 require entities to disclose additional income tax information, primarily related to greater disaggregation of the entity's ETR reconciliation and income taxes paid by jurisdiction disclosures. This ASU is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis; however, retrospective application is permitted. The Company is prepared to adopt and comply with the disclosure requirements set forth in this ASU upon its effective date.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses on accounts receivable, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In September 2025, the FASB issued ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU No. 2025-06"). This ASU eliminates prescriptive software development stages and requires capitalization of software costs when (1) management commits to funding the project, and (2) completion and intended use are probable, with consideration to when significant uncertainty associated with the development activities of the software no longer exists. This ASU also clarifies the disclosure requirements for internal-use software costs and supersedes prior guidance on website development costs. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may transition using prospective, modified prospective, or retrospective approaches. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

NOTE 3. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MA:
Decision Solutions (DS)
Banking	$140	$140	$419	$405
Insurance	171	148	502	439
KYC	113	95	321	270
Total DS	424	383	1,242	1,114
Research and Insights (R&I)	252	235	737	683
Data and Information (D&I)	233	213	677	635
Total external revenue	909	831	2,656	2,432
Intersegment revenue	3	3	9	10
Total MA	912	834	2,665	2,442
MIS:
Corporate Finance (CFG)
Investment-grade	124	149	431	416
High-yield	114	80	266	232
Bank loans	155	120	413	422
Other accounts (1)	183	166	542	499
Total CFG	576	515	1,652	1,569
Structured Finance (SFG)
Asset-backed securities	35	34	105	101
RMBS	29	24	84	73
CMBS	25	27	78	66
Structured credit	55	49	149	138
Other accounts	2	1	3	2
Total SFG	146	135	419	380
Financial Institutions (FIG)
Banking	136	108	386	344
Insurance	52	46	151	166
Managed investments	17	13	43	40
Other accounts	3	3	10	10
Total FIG	208	170	590	560
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	68	61	215	187
Project and infrastructure	93	93	271	262
Total PPIF	161	154	486	449
Total ratings revenue	1,091	974	3,147	2,958
MIS Other	7	8	26	26
Total external revenue	1,098	982	3,173	2,984
Intersegment revenue	50	48	149	144
Total MIS	1,148	1,030	3,322	3,128
Eliminations	(53)	(51)	(158)	(154)
Total MCO	$2,007	$1,813	$5,829	$5,416
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following tables present the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$167	$257	$424	$144	$239	$383
Research and Insights	137	115	252	128	107	235
Data and Information	82	151	233	74	139	213
Total MA	386	523	909	346	485	831
MIS:
Corporate Finance	405	171	576	364	151	515
Structured Finance	108	38	146	98	37	135
Financial Institutions	111	97	208	90	80	170
Public, Project and Infrastructure Finance	108	53	161	100	54	154
Total ratings revenue	732	359	1,091	652	322	974
MIS Other	—	7	7	1	7	8
Total MIS	732	366	1,098	653	329	982
Total MCO	$1,118	$889	$2,007	$999	$814	$1,813

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$496	$746	$1,242	$420	$694	$1,114
Research and Insights	404	333	737	374	309	683
Data and Information	242	435	677	227	408	635
Total MA	1,142	1,514	2,656	1,021	1,411	2,432
MIS:
Corporate Finance	1,110	542	1,652	1,078	491	1,569
Structured Finance	299	120	419	266	114	380
Financial Institutions	305	285	590	292	268	560
Public, Project and Infrastructure Finance	319	167	486	284	165	449
Total ratings revenue	2,033	1,114	3,147	1,920	1,038	2,958
MIS Other	—	26	26	1	25	26
Total MIS	2,033	1,140	3,173	1,921	1,063	2,984
Total MCO	$3,175	$2,654	$5,829	$2,942	$2,474	$5,416

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MA:
U.S.	$386	$346	$1,142	$1,021
Non-U.S.:
EMEA	358	334	1,036	969
Asia-Pacific	96	84	276	251
Americas	69	67	202	191
Total Non-U.S.	523	485	1,514	1,411
Total MA	909	831	2,656	2,432
MIS:
U.S.	732	653	2,033	1,921
Non-U.S.:
EMEA	236	212	740	685
Asia-Pacific	84	73	245	225
Americas	46	44	155	153
Total Non-U.S.	366	329	1,140	1,063
Total MIS	1,098	982	3,173	2,984
Total MCO	$2,007	$1,813	$5,829	$5,416

The following tables summarize the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended September 30,
	2025			2024
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$25	$115	$140	$28	$112	$140
	18%	82%	100%	20%	80%	100%
Insurance	$3	$168	$171	$6	$142	$148
	2%	98%	100%	4%	96%	100%
KYC	$1	$112	$113	$3	$92	$95
	1%	99%	100%	3%	97%	100%
Total Decision Solutions	$29	$395	$424	$37	$346	$383
	7%	93%	100%	10%	90%	100%
Research and Insights	$3	$249	$252	$3	$232	$235
	1%	99%	100%	1%	99%	100%
Data and Information	$2	$231	$233	$2	$211	$213
	1%	99%	100%	1%	99%	100%
Total MA (1)	$34	$875	$909	$42	$789	$831
	4%	96%	100%	5%	95%	100%
Corporate Finance	$433	$143	$576	$382	$133	$515
	75%	25%	100%	74%	26%	100%
Structured Finance	$86	$60	$146	$78	$57	$135
	59%	41%	100%	58%	42%	100%
Financial Institutions	$123	$85	$208	$92	$78	$170
	59%	41%	100%	54%	46%	100%
Public, Project and Infrastructure Finance	$111	$50	$161	$109	$45	$154
	69%	31%	100%	71%	29%	100%
MIS Other	$—	$7	$7	$2	$6	$8
	—%	100%	100%	25%	75%	100%
Total MIS	$753	$345	$1,098	$663	$319	$982
	69%	31%	100%	68%	32%	100%
Total Moody's Corporation	$787	$1,220	$2,007	$705	$1,108	$1,813
	39%	61%	100%	39%	61%	100%

	Nine Months Ended September 30,
	2025			2024
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$76	$343	$419	$85	$320	$405
	18%	82%	100%	21%	79%	100%
Insurance	$15	$487	$502	$20	$419	$439
	3%	97%	100%	5%	95%	100%
KYC	$1	$320	$321	$6	$264	$270
	—%	100%	100%	2%	98%	100%
Total Decision Solutions	$92	$1,150	$1,242	$111	$1,003	$1,114
	7%	93%	100%	10%	90%	100%
Research and Insights	$9	$728	$737	$9	$674	$683
	1%	99%	100%	1%	99%	100%
Data and Information	$6	$671	$677	$7	$628	$635
	1%	99%	100%	1%	99%	100%
Total MA (1)	$107	$2,549	$2,656	$127	$2,305	$2,432
	4%	96%	100%	5%	95%	100%
Corporate Finance	$1,225	$427	$1,652	$1,169	$400	$1,569
	74%	26%	100%	75%	25%	100%
Structured Finance	$238	$181	$419	$213	$167	$380
	57%	43%	100%	56%	44%	100%
Financial Institutions	$340	$250	$590	$329	$231	$560
	58%	42%	100%	59%	41%	100%
Public, Project and Infrastructure Finance	$340	$146	$486	$315	$134	$449
	70%	30%	100%	70%	30%	100%
MIS Other	$5	$21	$26	$6	$20	$26
	19%	81%	100%	23%	77%	100%
Total MIS	$2,148	$1025	$3,173	$2,032	$952	$2,984
	68%	32%	100%	68%	32%	100%
Total Moody's Corporation	$2,255	$3,574	$5,829	$2,159	$3,257	$5,416
	39%	61%	100%	40%	60%	100%
(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following tables present the timing of revenue recognition:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$21	$753	$774	$65	$2,148	$2,213
Revenue recognized over time	888	345	1,233	2,591	1,025	3,616
Total	$909	$1,098	$2,007	$2,656	$3,173	$5,829

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$26	$663	$689	$65	$2,032	$2,097
Revenue recognized over time	805	319	1,124	2,367	952	3,319
Total	$831	$982	$1,813	$2,432	$2,984	$5,416

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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
	MA	MIS	MA	MIS
Unbilled Receivables	$114	$530	$122	$426
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	MA	MIS	Total	MA	MIS	Total
Balance at June 30,	$1,285	$350	$1,635	$1,146	$336	$1,482
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(612)	(123)	(735)	(551)	(120)	(671)
Increases due to amounts billable excluding amounts recognized as revenue during the period	491	87	578	410	92	502
Reclassification to liabilities held-for-sale (1)	$(23)	—	(23)	—	—	—
Increases due to acquisitions during the period	—	—	—	5		5
Effect of exchange rate changes	(27)	(1)	(28)	37	4	41
Total changes in deferred revenue	(171)	(37)	(208)	(99)	(24)	(123)
Balance at September 30,	$1,114	$313	$1,427	$1,047	$312	$1,359
(1) The 2025 reclassification to liabilities held-for-sale for the MA segment in the table above relate to the planned divestiture of the MA Learning Solutions business, more fully discussed in Note 12.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,243	$268	$1,511	$1,111	$270	$1,381
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,074)	(205)	(1,279)	(950)	(197)	(1,147)
Increases due to amounts billable excluding amounts recognized as revenue during the period	910	239	1,149	860	238	1,098
Reclassification to liabilities held-for-sale (1)	$(23)	—	(23)	—	—	—
Increases due to acquisitions during the period	15		15	5	—	5
Effect of exchange rate changes	43	11	54	21	1	22
Total changes in deferred revenue	(129)	45	(84)	(64)	42	(22)
Balance at September 30,	$1,114	$313	$1,427	$1,047	$312	$1,359
Deferred revenue - current	$1,113	$256	$1,369	$1,047	$253	$1,300
Deferred revenue - non-current	$1	$57	$58	$—	$59	$59
(1) The 2025 reclassification to liabilities held-for-sale for the MA segment in the table above relate to the planned divestiture of the MA Learning Solutions business, more fully discussed in Note 12
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2025 and 2024 was primarily due to the recognition of annual subscription and maintenance revenue for the period, for which billing occurs in December and January. For the nine months ended September 30, 2025 and 2024, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December billings being mostly offset by the impact of the high concentration of billings in the first quarter..
For the MIS segment, the change in the deferred revenue balance for all periods presented was primarily related to the significant portion of contract renewals that occur during the first quarter and are generally recognized over a one year period.
Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2025 as well as amounts not yet invoiced to customers as of September 30, 2025, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.1 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $87 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 4. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation cost	$58	$57	$176	$166
Tax benefit	$13	$12	$38	$36
During the first nine months of 2025, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $163.59 per share. The Company also granted 0.4 million shares of restricted stock in the first nine months of 2025, which had a weighted average grant date fair value of $512.07 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest is based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $501.88 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2025:

Expected dividend yield	0.73%
Expected stock volatility	27%
Risk-free interest rate	4.51%
Expected holding period	5.6 years
Unrecognized stock-based compensation expense at September 30, 2025 was $11 million and $287 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 2.5 years, respectively. Additionally, there was $59 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Nine Months Ended September 30,
	2025	2024
Exercise of stock options:
Proceeds from stock option exercises	$26	$44
Aggregate intrinsic value	$42	$60
Tax benefit realized upon exercise	$9	$10
Number of shares exercised	0.1	0.3
Vesting of restricted stock:
Fair value of shares vested	$245	$183
Tax benefit realized upon vesting	$60	$45
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$8	$40
Tax benefit realized upon vesting	$1	$9
Number of shares vested (1)	—	0.1
(1) The number of shares vested in 2025 was approximately 15 thousand.

NOTE 5. INCOME TAXES
Moody’s ETR was 25.4% and 24.0% for the three months ended September 30, 2025 and 2024, respectively. The increase of 1.4% primarily reflects tax benefits recognized in the third quarter of 2024, which resulted from the resolutions of uncertain tax positions, coupled with an increase in current year state income taxes.
Moody’s ETR was 24.2% and 23.5% for the nine months ended September 30, 2025 and 2024, respectively. The year-to-date ETR as of September 30, 2025 was generally in line with the same period in the prior year. The Company’s provision for income taxes for the nine months ended September 30, 2025 differs from the tax computed by applying its estimated annual ETR to the pre-tax earnings primarily due to the excess tax benefits from stock-based compensation of $30 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had an increase in its UTP reserves of $5 million, during the third quarter of 2025 (both on a gross basis and net of federal tax benefits) and an increase of $21 million ($19 million, net of federal tax benefits) during the first nine months of 2025.
Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company's U.S. federal income tax returns for 2021 through 2024 remain open to examination. The Company’s New York City tax returns for 2018 through 2022 are currently under examination, and 2023 is open to examination. The Company's U.K. corporate income tax returns are currently under audit for years 2017 through 2021, while years 2022 through 2023 remain open to examination.
In the fourth quarter of 2025, pursuant to a lapse of a statute of limitations, the Company expects to reverse $64 million in reserves (and $15 million in related interest) for uncertain tax positions that it had assumed as part of a prior year M&A transaction, for which the sellers had indemnified Moody's. This tax benefit and related reduction to Interest expense, net will be offset by the release of the related indemnification asset within Other non-operating income, net, with no impact to net income. For ongoing audits, it is possible the balance of UTPs could decrease in the next twelve months as a result of the settlement of such audits, which might involve the payment of additional taxes, the adjustment of certain deferred taxes and/or the recognition of tax benefits. It is also possible that new issues will be raised by tax authorities which could necessitate increases to the balance of UTPs. As the Company is unable to predict the timing or outcome of these audits, it is unable to estimate the amount of future changes to the balance of UTPs at this time. However, the Company believes that it has adequately provided for its financial exposure relating to all open tax years, by tax jurisdiction, in accordance with the applicable provisions of ASC Topic 740 regarding UTPs.
The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2025	2024
Income taxes paid	$644	$391
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. Key provisions of the OBBBA include making permanent certain aspects of the Tax Act, modifying certain international tax rules, and restoring provisions that accelerate deductions for certain business investments and expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The OBBBA did not have material impact on the Company’s consolidated financial statements for the period ended September 30, 2025, and the Company does not expect the changes to have a material impact on the provision for income taxes or net income in future periods.
Effective in 2024, multiple foreign jurisdictions in which the Company operates enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% applies to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company is required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional ETR up to 15%. We have evaluated the impact of the Pillar II global minimum tax rules on our consolidated financial statements and related disclosures. As of September 30, 2025, the Pillar II minimum tax requirement is not expected to have a material impact on our full-year results of operations or financial position.

NOTE 6. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Basic	178.9	181.7	179.5	182.2
Dilutive effect of shares issuable under stock-based compensation plans	0.7	0.8	0.7	0.8
Diluted	179.6	182.5	180.2	183.0
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.3	0.2	0.4
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2025 and 2024.

NOTE 7. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2025
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,228	$—	$1,228	$1,149	$78	$1
Mutual funds	$91	$14	$105	$—	$—	$105

	As of December 31, 2024
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,911	$—	$1,911	$1,345	$566	$—
Mutual funds	$88	$10	$98	$—	$—	$98
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both September 30, 2025 and December 31, 2024. The remaining contractual maturities for the certificates of deposits classified in other assets are 16 months to 23 months at September 30, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of September 30, 2025 and December 31, 2024, the contract value of the COLI was $50 million and $48 million, respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2025	As of December 31, 2024	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	500	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	—	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,250	$2,550
Refer to Note 14 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Interest expense, net		$(58)	$(60)	$(180)	$(185)

Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(15)	$(25)	$(48)	$(74)
Fair value changes on interest rate swaps	Interest expense, net	$13	$79	$75	$57
Fair value changes on hedged debt	Interest expense, net	$(13)	$(79)	$(75)	$(57)

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

September 30, 2025
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

As of September 30, 2025 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD			SGD/HKD
Years Ending December 31,	Notional Amount (Pay) (1)	Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive) (1)
2027	€530	$550	HK$	—	$—	S$	—	HK$	—
2028	588	600	—		—	—		—
2029	573	614	—		—	—		—
2030	662	700	—		—	—		—
2031	481	500	—		—	—		—
2032	481	500	3,907		500	389		2,350
2033	370	400	—		—	—		—
Total	€3,685	$3,864	HK$	3,907	$500	S$	389	HK$	2,350
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Cross currency swaps	$6	$(95)	$—	$—	$17	$12
Long-term debt	(1)	(41)	—	—	—	—
Total net investment hedges	$5	$(136)	$—	$—	$17	$12
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$1	$—	$—	$—
Interest rate contracts	$—	$—	$(1)	$(1)	$—	$—
Total cash flow hedges	$—	$—	$—	$(1)	$—	$—
Total	$5	$(136)	$—	$(1)	$17	$12

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Cross currency swaps	$(359)	$(20)	$—	$—	$46	$34
Long-term debt	(130)	(10)	—	—	—	—
Total net investment hedges	$(489)	$(30)	$—	$—	$46	$34
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$1	$—	$—	$—
Interest rate contracts	—	—	(2)	(2)	—	—
Total cash flow hedges	$—	$—	$(1)	$(2)	$—	$—
Total	$(489)	$(30)	$(1)	$(2)	$46	$34

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	September 30, 2025	December 31, 2024
Net investment hedges
Cross currency swaps	$(181)	$178
FX forwards	29	29
Long-term debt	(62)	68
Total net investment hedges	$(214)	$275
Cash flow hedges
Interest rate contracts	$(41)	$(43)
Cross currency swaps	—	1
Total cash flow hedges	(41)	(42)
Total net gain in AOCL	$(255)	$233
Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through December 2025.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2025			December 31, 2024
Notional amount of currency pair (1):	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$597		£442	$604		£470
Contracts to sell USD for JPY	$24		¥3,500	$29		¥4,000
Contracts to sell USD for CAD	$38	C$	53	$35	C$	50
Contracts to sell USD for SGD	$74	S$	95	$45	S$	59
Contracts to sell USD for EUR	$105		€89	$—		€—
Contracts to sell USD for INR	$20	₹	1,729	$23	₹	1,900
Contracts to sell EUR for USD	€—		$—	€12		$12

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at September 30, 2025 and related gains in the three and nine months ended September 30, 2025 were not material. The notional amount of the total return swaps as of September 30, 2025 and December 31, 2024 was $72 million and $66 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
FX forwards	Other non-operating income, net	$(17)	$39	$49	$21
Total return swaps	Operating expense	$2	$1	$5	$5
Total return swaps	SG&A expense	$—	$1	$1	$2

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$—	$58
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	2	—
Total assets		$2	$58
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$4	$3
Cross-currency swaps designated as net investment hedges	Other liabilities	480	26
Interest rate swaps designated as fair value hedges	Other liabilities	90	166
Total derivatives designated as accounting hedges		574	195
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,468	1,294
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	4	21
Total liabilities		$2,046	$1,510

NOTE 9. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (1)	136	—	136	8	—	8	144	—	144
Foreign currency translation adjustments	336	—	336	—	—	—	336	—	336
Reclassification to assets held-for-sale (2)	(9)	—	(9)	—	—	—	(9)	—	(9)
Ending balance	$6,089	$(12)	$6,077	$388	$—	$388	$6,477	$(12)	$6,465

	Year Ended December 31, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (3)	112	—	112	97	—	97	209	—	209
Foreign currency translation adjustments	(167)	—	(167)	(4)	—	(4)	(171)	—	(171)
Ending balance	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
(1) The 2025 additions relate to the acquisition of CAPE Analytics and ICR Chile in 2025.
(2) The 2025 reclassification to assets held-for-sale for the MA segment in the table above relate to the planned divestiture of the MA Learning Solutions business, more fully discussed in Note 12.
(3) The 2024 additions/adjustments primarily relate to certain immaterial acquisitions in 2024 (most notably GCR, Numerated and Praedicat).

Acquired intangible assets and related amortization consisted of:

	September 30, 2025	December 31, 2024
Customer relationships	$2,149	$2,035
Accumulated amortization	(686)	(631)
Net customer relationships	1,463	1,404
Software/product technology	774	695
Accumulated amortization	(507)	(419)
Net software/product technology	267	276
Database	163	166
Accumulated amortization	(99)	(89)
Net database	64	77
Trade names	200	199
Accumulated amortization	(91)	(83)
Net trade names	109	116
Other (1)	63	67
Accumulated amortization	(50)	(50)
Net other	13	17
Total acquired intangible assets, net (2)	$1,916	$1,890
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
(2) Excludes approximately $15M of net acquired intangible assets, which were reclassified to assets held-for-sale related to the planned divestiture of the MA Learning Solutions business, more fully discussed in Note 12.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$55	$51	$163	$148

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

Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended September 30,		Nine months ended September 30,		Cumulative expense incurred
	2025	2024	2025	2024
Strategic and Operational Efficiency Restructuring Program
Employee termination and other related costs (1)	$21	$—	$75	$—	$120
Real estate related costs (2)	—	—	4	—	4
Internally developed software-related charges (3)	—	—	2	—	2
Total Restructuring	$21	$—	$81	$—	$126
(1) Primarily includes severance costs, expense related to the modification of equity awards and professional service fees related to execution of the restructuring program.
(2) Includes the non-cash acceleration of amortization of ROU Assets that have been abandoned or for which abandonment is planned in future periods.
(3) Includes the non-cash acceleration of amortization of internally developed software that has been abandoned.
Changes to the restructuring liability for the aforementioned restructuring program were as follows:

Balance as of December 31, 2024	$39
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	72
Cash payments	(79)
Balance as of September 30, 2025 (1)	$32
(1) Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of September 30, 2025, substantially all of the remaining $32 million restructuring liability is expected to be paid out in the next twelve months.

NOTE 11. FAIR VALUE
The tables below present information about items that are carried at fair value at September 30, 2025 and December 31, 2024:

	Fair Value Measurement as of September 30, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$2	$—	$2
Money market funds/mutual funds	115	115	—
Total	$117	$115	$2
Liabilities:
Derivatives (1)	$578	$—	$578
Total	$578	$—	$578

	Fair Value Measurement as of December 31, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$58	$—	$58
Money market funds/mutual funds	108	108	—
Total	$166	$108	$58
Liabilities:
Derivatives (1)	$216	$—	$216
Total	$216	$—	$216
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

NOTE 12. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2025	December 31, 2024
Other current assets:
Prepaid taxes	$112	$81
Prepaid expenses	188	179
Capitalized costs to obtain and fulfill sales contracts	131	131
Foreign exchange forwards on certain assets and liabilities	2	—
Interest receivable on interest rate and cross currency swaps	59	77
Assets held-for-sale	32	—
Other	42	47
Total other current assets	$566	$515

Other assets:
Investments in non-consolidated affiliates	$483	$465
Deposits for real-estate leases	17	15
Indemnification assets related to acquisitions	116	109
Mutual funds, certificates of deposit and money market deposit accounts/funds	106	98
Company owned life insurance (at contract value)	50	48
Capitalized costs to obtain sales contracts	226	214
Derivative instruments designated as accounting hedges	—	58
Pension and other retirement employee benefits	62	60
Other	75	99
Total other assets	$1,135	$1,166

Accounts payable and accrued liabilities:
Salaries and benefits	$135	$133
Incentive compensation	263	452
Customer credits, advanced payments and advanced billings	129	142
Dividends	14	32
Professional service fees	40	38
Interest accrued on debt	51	92
Accounts payable	54	53
Income taxes	89	144
Pension and other retirement employee benefits	11	11
Accrued royalties	19	25
Foreign exchange forwards on certain assets and liabilities	4	21
Restructuring liability	36	46
Derivative instruments designated as accounting hedges	4	3
Interest payable on interest rate and cross currency swaps	53	60
Liabilities held-for-sale	32	—
Other	98	92
Total accounts payable and accrued liabilities	$1,032	$1,344

	September 30, 2025	December 31, 2024
Other liabilities:
Pension and other retirement employee benefits	$208	$195
Interest accrued on UTPs	63	47
MAKS indemnification provisions	19	19
Income tax liability - non-current portion	—	12
Derivative instruments designated as accounting hedges	570	192
Other	41	52
Total other liabilities	$901	$517
Assets and Liabilities Held-for-Sale
In August 2025, the Company entered into a definitive agreement to sell the MA Learning Solutions business. As of September 30, 2025, the assets and liabilities related to this business, which are not material, are classified as held-for-sale. The Company expects the transaction to close during the fourth quarter of 2025.
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	September 30, 2025	December 31, 2024
Equity method investments (1)	$119	$127
Investments measured using the measurement alternative (2)	350	328
Other	14	10
Total investments in non-consolidated affiliates	$483	$465
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
FX gains (losses)	$(7)	$—	$(10)	$(7)
Net periodic pension income - non-service and non-interest cost components	9	9	27	25
Income from investments in non-consolidated affiliates	4	8	18	10
Gain on previously held equity method investments (1)	—	7	—	7
Gain on investments	3	4	8	12
Other	(1)	(3)	(1)	(2)
Total	$8	$25	$42	$45

(1) The amounts for the three and nine months ended September 30, 2024 reflect non-cash gains relating to the step-acquisitions of Praedicat and GCR.
Charges related to asset abandonment:
During the three and nine months ended September 30, 2025, the Company recorded severance charges pursuant to a reduction in staff due to the Company's decision in 2024 to outsource the production of certain sustainability content utilized in our product offerings. During the three and nine months ended September 30, 2024, the Company incurred severance charges and incremental amortization expense related to the change in estimated useful lives of certain internally developed software and amortizable intangible assets that are associated with the sustainability content offerings for which production is being outsourced. Cumulative charges relating to this action as of September 30, 2025 were $47 million.

NOTE 13. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended September 30,
	2025					2024
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at June 30,	$(41)	$(41)	$(218)	$(219)	$(519)	$(59)	$(43)	$(674)	$159	$(617)
Other comprehensive income (loss) before reclassifications	—	—	(24)	5	(19)	—	—	249	(136)	113
Amounts reclassified from AOCL	—	—	—	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	(24)	5	(19)	—	1	249	(136)	114
Balance at September 30,	$(41)	$(41)	$(242)	$(214)	$(538)	$(59)	$(42)	$(425)	$23	$(503)

	Nine Months Ended September 30,
	2025					2024
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(39)	$(42)	$(832)	$275	$(638)	$(56)	$(44)	$(520)	$53	$(567)
Other comprehensive income (loss) before reclassifications	(1)	—	590	(489)	100	(2)	—	95	(30)	63
Amounts reclassified from AOCL	(1)	1	—	—	—	(1)	2	—	—	1
Other comprehensive income (loss)	(2)	1	590	(489)	100	(3)	2	95	(30)	64
Balance at September 30,	$(41)	$(41)	$(242)	$(214)	$(538)	$(59)	$(42)	$(425)	$23	$(503)

NOTE 14. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(20)	$3	$(4)	$579
1.75% 2015 Senior Notes, due 2027	587	—	—	(1)	586
3.25% 2017 Senior Notes, due 2028	500	(4)	(1)	(1)	494
4.25% 2018 Senior Notes, due 2029	400	(21)	(1)	(1)	377
4.875% 2018 Senior Notes, due 2048	400	(23)	(6)	(3)	368
0.950% 2019 Senior Notes, due 2030	881	—	(1)	(3)	877
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(4)	584
3.10% 2021 Senior Notes, due 2061	500	—	(6)	(5)	489
3.75% 2022 Senior Notes, due 2052	500	(23)	(8)	(4)	465
4.25% 2022 Senior Notes, due 2032	500	(3)	(2)	(3)	492
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,168	$(94)	$(49)	$(42)	$6,983

December 31, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(32)	$3	$(4)	$567
1.75% 2015 Senior Notes, due 2027	518	—	—	(1)	517
3.25% 2017 Senior Notes, due 2028	500	(13)	(2)	(1)	484
4.25% 2018 Senior Notes, due 2029	400	(35)	(1)	(1)	363
4.875% 2018 Senior Notes, due 2048	400	(35)	(6)	(3)	356
0.950% 2019 Senior Notes, due 2030	776	—	(1)	(3)	772
3.75% 2020 Senior Notes, due 2025	700	(3)	—	—	697
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(43)	(8)	(5)	444
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(3)	487
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,694	$(169)	$(52)	$(45)	$7,428
Current portion					(697)
Total long-term debt					$6,731
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
During the first quarter of 2025, the Company fully repaid the $700 million of 3.75% 2020 Senior Notes which had reached maturity.
At September 30, 2025, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2025, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2025 (After September 30,)	$—
2026	—
2027	587
2028	500
2029	400
Thereafter	5,681
Total	$7,168
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income	$14	$28	$51	$73
Expense on borrowings(1)	(59)	(79)	(193)	(227)
Expense on UTPs and other tax related liabilities	(6)	(3)	(17)	(12)
Net periodic pension costs - interest component	(7)	(6)	(21)	(19)
Interest expense, net	$(58)	$(60)	$(180)	$(185)
Interest paid(2)	$56	$83	$192	$234
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate and cross currency swaps, which are more fully discussed in Note 8.
(2) Interest paid includes net settlements on interest rate and cross currency swaps, which are more fully discussed in Note 8.

The fair value and carrying value of the Company’s debt as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,983	$6,283	$7,428	$6,601
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

The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$22	$23	$66	$66
Sublease income	(2)	(1)	(6)	(5)
Variable lease cost	5	5	15	16
Total lease cost	$25	$27	$75	$77
The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$31	$91	$90
Right-of-use assets obtained in exchange for new operating lease liabilities	$95	$15	$142	$20

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term	6.5 years	4.0 years
Weighted-average discount rate applied to operating leases	4.6%	3.2%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2025:

Year Ending December 31,	Operating Leases
2025 (After September 30,)	$28
2026	100
2027	86
2028	31
2029	35
After 2029	177
Total lease payments (undiscounted)	457
Less: Interest	77
Present value of lease liabilities:	$380
Lease liabilities - current	$98
Lease liabilities - noncurrent	$282

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

	Three Months Ended September 30,
	2025				2024
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$909	$1,098	$—	$2,007	$831	$982	$—	$1,813
Intersegment revenue	3	50	(53)	—	3	48	(51)	—
Revenue	912	1,148	(53)	2,007	834	1,030	(51)	1,813
Compensation expense	352	283	—	635	350	318	—	668
Non-compensation expense	197	113	—	310	183	95	—	278
Intersegment expense	50	3	(53)	—	48	3	(51)	—
Operating, SG&A	599	399	(53)	945	581	416	(51)	946
Adjusted Operating Income	$313	$749	$—	$1,062	$253	$614	$—	$867
Less:
Depreciation and amortization	101	22	—	123	88	20	—	108
Restructuring	15	6	—	21	4	2	—	6
Charges related to asset abandonment	1	—	—	1	15	—	—	15
Operating Income				$917				$738
Non-operating (expense) income, net				$(50)				$(35)
Income before provision for income taxes				$867				$703

	Nine Months Ended September 30,
	2025				2024
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$2,656	$3,173	$—	$5,829	$2,432	$2,984	$—	$5,416
Intersegment revenue	9	149	(158)	—	10	144	(154)	—
Revenue	2,665	3,322	(158)	5,829	2,442	3,128	(154)	5,416
Compensation expense	1,069	843	—	1,912	1,023	867	—	1,890
Non-compensation expense	589	306	—	895	554	297	—	851
Intersegment expense	149	9	(158)	—	144	10	(154)	—
Operating, SG&A	1,807	1,158	(158)	2,807	1,721	1,174	(154)	2,741
Adjusted Operating Income	$858	$2,164	$—	$3,022	$721	$1,954	$—	$2,675
Less:
Depreciation and amortization	292	64	—	356	260	58	—	318
Restructuring	59	22	—	81	7	6	—	13
Charges related to asset abandonment	4	—	—	4	30	—	—	30
Operating Income				$2,581				$2,314
Non-operating (expense) income, net				$(138)				$(140)
Income before provision for income taxes				$2,443				$2,174

The table below shows cumulative restructuring expense incurred through September 30, 2025 by reportable segment.

	MA	MIS	Total
Strategic and Operational Efficiency Restructuring Program	$93	$33	$126

The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $125 million to $155 million for the MA segment and $75 million to $95 million for the MIS segment, which include allocations of charges associated with corporate functions. This restructuring program is more fully discussed in Note 10.
Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,118	$999	$3,175	$2,942
Non-U.S.:
EMEA	594	546	1,776	1,654
Asia-Pacific	180	157	521	476
Americas	115	111	357	344
Total Non-U.S.	889	814	2,654	2,474
Total	$2,007	$1,813	$5,829	$5,416

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10–Q.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 86 for a discussion of uncertainties, risks and other factors associated with these statements.
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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2024, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures other than the update below relating to the Company's assessment of goodwill for impairment.
Goodwill
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
At July 31, 2025, the Company performed qualitative assessments for each of the three reporting units. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
Reportable Segments
The Company is organized into two reportable segments as of September 30, 2025: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 17 to the consolidated financial statements.

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
Three months ended September 30, 2025 compared with three months ended September 30, 2024
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended September 30, 2025. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2025	2024	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,007	$1,813	11%		— reflects revenue growth in both segments
MA external revenue	$909	$831	9%
— sustained demand for insurance and KYC offerings;
— ongoing strong demand for ratings data feeds and company data applications; and
— continued demand for credit research product offerings
— Organic constant currency revenue(1) growth was 6% and ARR(2) increased 8%

MIS external revenue	$1,098	$982	12%
— strong investor demand and tight credit spreads supported revenue growth in all ratings LOBs, led by:
— an increase in leveraged finance issuance (which includes bank loans and speculative-grade bonds); and
— strong issuance activity from infrequent issuers in the FIG banking sector

Total operating and SG&A expenses	$945	$946	—%
— a decrease in incentive compensation, which aligns with actual/projected financial and operational performance; offset by
— higher salaries reflecting an increase in headcount as well as annual salary increases in both segments;
— costs to support operating growth; and
— an increase in charitable contributions

Depreciation and amortization	$123	$108	(14%)		— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions; and — amortization of recently acquired intangible assets
Restructuring	$21	$6	(250%)		— relates to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements
Charges related to asset abandonment	$1	$15	93%
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, more fully discussed in Note 12 to the consolidated financial statements

Total non-operating (expense) income, net	$(50)	$(35)	(43%)		— an increase in FX losses; and — gains recorded on previously held equity investments in the prior year, more fully discussed in Note 12 to the consolidated financial statements
Operating margin	45.7%	40.7%	500	BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
Adjusted Operating Margin(1)	52.9%	47.8%	510	BPS
ETR	25.4%	24.0%	140	BPS	— reflects tax benefits recognized in the third quarter of 2024, which resulted from the resolutions of uncertain tax positions, coupled with an increase in current year state income taxes
Diluted EPS	$3.60	$2.93	23%		— increase reflects the aforementioned revenue growth and margin expansion
Adjusted Diluted EPS(1)	$3.92	$3.21	22%

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
United States	$1,118	$999	12%
Non-U.S.:
EMEA	594	546	9%
Asia-Pacific	180	157	15%
Americas	115	111	4%
Total Non-U.S.	889	814	9%
Total	2,007	1,813	11%
Expenses:
Operating	492	512	4%
SG&A	453	434	(4%)
Depreciation and amortization	123	108	(14%)
Restructuring	21	6	(250%)
Charges related to asset abandonment	1	15	93%
Total	1,090	1,075	(1%)
Operating income	$917	$738	24%
Adjusted Operating Income(1)	$1,062	$867	22%
Interest expense, net	$(58)	$(60)	3%
Other non-operating income, net	8	25	(68%)
Non-operating (expense) income, net	$(50)	$(35)	(43%)

Net income attributable to Moody's	$646	$534	21%
Diluted weighted average shares outstanding	179.6	182.5	2%
Diluted EPS attributable to Moody's common shareholders	$3.60	$2.93	23%
Adjusted Diluted EPS(1)	$3.92	$3.21	22%
Operating margin	45.7%	40.7%
Adjusted Operating Margin(1)	52.9%	47.8%
ETR	25.4%	24.0%
The table below shows Moody’s global staffing by geographic area:

		September 30,		Change
		2025	2024	%
MA	U.S.	2,853	2,971	(4%)
	Non-U.S.	5,106	5,182	(1%)
	Total	7,959	8,153	(2%)
MIS	U.S.	1,572	1,559	1%
	Non-U.S.	4,257	4,136	3%
	Total	5,829	5,695	2%
MSS	U.S.	680	689	(1%)
	Non-U.S.	1,484	1,239	20%
	Total	2,164	1,928	12%
Total MCO	U.S.	5,105	5,219	(2%)
	Non-U.S.	10,847	10,557	3%
	Total	15,952	15,776	1%

GLOBAL REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

Global revenue ⇑ $194 million	U.S. Revenue ⇑ $119 million	Non-U.S. Revenue ⇑ $75 million
The 11% increase in global revenue reflects growth in MA of 9% and MIS of 12%. On an organic constant currency basis, revenue(1) grew 9%. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Third Quarter Operating Expense ⇓ $20 million

Compensation expenses of $364 million decreased $30 million, reflecting:	Non-compensation expenses of $128 million increased $10 million, reflecting:
— a decrease in incentive compensation, which aligns with actual/projected financial and operational performance; partially offset by	— increase in costs to support operating growth, including investments to support technology and innovation

— growth in salaries and benefits attributable to recent acquisitions as well as hiring and salary increases

Third Quarter SG&A Expense ⇑ $19 million

Compensation expenses of $271 million decreased $3 million, reflecting:	Non-compensation expenses of $182 million increased $22 million, reflecting:
— a decrease in incentive compensation, which aligns with actual/projected financial and operational performance; partially offset by	— an increase in charitable contributions; and
— an increase in costs to support operating growth, including investments to support technology and innovation
— growth in salaries and benefits attributable to hiring and salary increases as well as recent acquisitions

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA SaaS solutions, as well as amortization of recently acquired intangible assets.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.

Operating margin 45.7%, ⇑ 500 BPS	Adjusted Operating Margin(1) 52.9%, ⇑ 510 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management.

Interest Expense, net ⇓ $2 million	Other non-operating income ⇓ $17 million

Interest expense was generally in line with prior year with the following offsetting factors:	Decrease in income is primarily due to:
— lower interest expense on borrowings of $20 million attributable to favorable impacts from fixed-to-floating interest rate swaps reflecting a lower interest rate environment compared to the prior year, coupled with a decrease in debt outstanding; partially offset by
— an increase in FX losses of $7 million; and
— gains of $7 million recorded on previously held equity investments in the prior year, more fully discussed in Note 12 to the consolidated financial statements

— a decrease in interest income of $14 million reflecting lower cash and short-term investment balances coupled with lower interest rates

ETR ⇑ 140 BPS
The ETR was higher than the prior year reflecting tax benefits recognized in the third quarter of 2024, which resulted from the resolutions of uncertain tax positions, coupled with an increase in current year state income taxes.

Diluted EPS ⇑ $0.67	Adjusted Diluted EPS(1) ⇑ $0.71
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to the aforementioned revenue growth and margin expansion.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Decision Solutions (DS)	$424	$383	11%
Research and Insights (R&I)	252	235	7%
Data and Information (D&I)	233	213	9%
Total external revenue	909	831	9%
Intersegment revenue	3	3	—%
Total MA revenue	912	834	9%
Expenses:
Operating and SG&A (external)	549	533	(3%)
Operating and SG&A (intersegment)	50	48	(4%)
Total operating and SG&A	599	581	(3%)
Adjusted Operating Income	$313	$253	24%
Adjusted Operating Margin	34.3%	30.3%

Depreciation and amortization	101	88	(15%)
Restructuring	15	4	(275%)
Charges related to asset abandonment	1	15	93%

MOODY'S ANALYTICS REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $78 million	U.S. Revenue ⇑ $40 million	Non-U.S. Revenue ⇑ $38 million
The 9% increase in global MA revenue reflects growth both in the U.S. (12%) and internationally (8%).
–Organic constant currency revenue(1) growth was 6%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 11% and 8%, respectively.
–ARR(2) increased 8%.
The increases are reflective of growth across all LOBs, as discussed in further detail below.

DECISION SOLUTIONS REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $41 million	U.S. Revenue ⇑ $23 million	Non-U.S. Revenue ⇑ $18 million
Global DS revenue for the three months ended September 30, 2025 and 2024 was comprised as follows:
Global DS revenue grew 11% compared to the third quarter of 2024 and reflects increases in the U.S. (16%) and internationally (8%). Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 6% and 9%, respectively.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 16%
–recurring revenue growth of 18% in Insurance was attributable to:
–continued demand for subscription-based catastrophe models; and
–revenue from Praedicat and CAPE Analytics, which the Company acquired in the third quarter of 2024 and first quarter of 2025, respectively
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth for Insurance was 8% and 11%, respectively
–ARR(2) grew 8% reflecting the continued demand for subscription-based catastrophe and actuarial models
–KYC revenue grew 19%
–recurring revenue growth of 22% reflects strong demand and customer retention for the suite of KYC solutions
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth in KYC was 16% and 18%, respectively
–ARR(2) grew 16%, reflecting the aforementioned strong demand for KYC solutions

–Banking revenue was in line with the prior year
–recurring revenue growth of 3% within Banking reflected:
–expansion of existing customer relationships to cloud hosted subscription-based banking offerings, which enable customers' lending, risk management and finance workflows; and
–revenue from Numerated, which the Company acquired in the fourth quarter of 2024;
partially offset by:
–a decline in revenue from installed software subscriptions
–Transaction revenue declined 11%
–The aforementioned declines in installed software subscriptions and transaction revenue reflect MA's continued strategic shift to cloud hosted subscription-based solutions
–Organic constant currency revenue(1) declined by 3% and organic constant currency recurring revenue(1) was in line with the prior year
–ARR(2) grew 7% reflecting the aforementioned expansion of existing customer relationships to subscription-based banking offerings
The aforementioned factors contributed to overall ARR(2) growth for DS of 10%.

RESEARCH AND INSIGHTS REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $17 million	U.S. Revenue ⇑ $9 million	Non-U.S. Revenue ⇑ $8 million
Global R&I revenue increased 7% compared to the third quarter of 2024 and reflects growth in both the U.S. (7%) and internationally (7%).

The revenue increase was mainly driven by sales growth and improved retention rates from the credit research product offering, which contributed to R&I ARR(2) growth of 8%.

DATA AND INFORMATION REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $20 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇑ $12 million
Global D&I revenue increased 9% compared to the third quarter of 2024 and reflects growth in both the U.S. (11%) and internationally (9%). Organic constant currency revenue(1) growth for D&I was 7%.
The revenue increase was mainly driven by continued demand for ratings data feeds and company data applications which contributed to ARR(2) growth of 7%.

MA: Third Quarter Operating and SG&A Expense ⇑ $16 million

Compensation expenses of $352 million were in line with the prior year reflecting:	Non-compensation expenses of $197 million increased $14 million:
— growth in salaries and benefits driven largely by recent acquisitions; offset by	— the increase is mainly attributable to costs to support operating growth, including investments to support technology and innovation
— benefits from operational efficiency and cost savings from the Strategic and Operational Efficiency Restructuring Program

MA: Adjusted Operating Margin 34.3% ⇑ 400 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 9% increase in global MA revenue, partially offset by modest growth of 3% in operating and SG&A expenses, supported by operational efficiency and cost savings from the Strategic and Operational Efficiency Restructuring Program and ongoing disciplined cost management.

Depreciation and amortization
The increase in depreciation and amortization expense reflects higher amortization of internally developed software relating to the development of SaaS-based solutions as well as the amortization of recently acquired intangible assets.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.
Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Corporate finance (CFG)	$576	$515	12%
Structured finance (SFG)	146	135	8%
Financial institutions (FIG)	208	170	22%
Public, project and infrastructure finance (PPIF)	161	154	5%
Total ratings revenue	1,091	974	12%
MIS Other	7	8	(13%)
Total external revenue	1,098	982	12%
Intersegment revenue	50	48	4%
Total MIS revenue	1,148	1,030	11%
Expenses:
Operating and SG&A (external)	396	413	4%
Operating and SG&A (intersegment)	3	3	—%
Total operating and SG&A	399	416	4%
Adjusted Operating Income	$749	$614	22%
Adjusted Operating Margin	65.2%	59.6%

Depreciation and amortization	22	20	(10%)
Restructuring	6	2	(200%)
The following chart presents changes in rated issuance volumes compared to the third quarter of 2024. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $116 million	U.S. Revenue ⇑ $79 million	Non-U.S. Revenue ⇑ $37 million
The increase in global MIS revenue reflects growth across all ratings LOBs.

CFG REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $61 million	U.S. Revenue ⇑ $41 million	Non-U.S. Revenue ⇑ $20 million

Global CFG revenue for the three months ended September 30, 2025 and 2024 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 12% reflects growth in the U.S. (11%) and internationally (13%).
Transaction revenue increased $51 million compared to the same period in the prior year, which primarily reflected:
–higher leveraged finance (which includes bank loans and speculative-grade bonds) issuance activity reflecting:
–strong investor demand as yields remained high;
–continued tight credit spreads; and
–speculative-grade issuers opportunistically refinancing upcoming debt maturities in response to favorable market conditions partially offset by:
–lower investment grade revenue compared to a strong prior year comparative.
Recurring revenue increased $10 million, primarily reflecting the impact of annual price increases and higher monitored credits.

SFG REVENUE

Three months ended September 30,
2025---------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $11 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $1 million

Global SFG revenue for the three months ended September 30, 2025 and 2024 was comprised as follows:
The increase in SFG revenue of 8% reflects growth in the U.S. (10%) and internationally (3%).
Transaction revenue increased $8 million compared to the third quarter of 2024, mainly attributable to tight spreads and strong investor demand, which supported:
–strong CLO deal formation supported by higher bank loan issuance; and
–higher issuance activity in U.S. RMBS.

FIG REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $38 million	U.S. Revenue ⇑ $21 million	Non-U.S. Revenue ⇑ $17 million
Global FIG revenue for the three months ended September 30, 2025 and 2024 was comprised as follows:

The increase in FIG revenue of 22% reflects growth in the U.S. (23%) and internationally (21%).
Transaction revenue increased $31 million compared to the third quarter of 2024, mainly due to growth in the banking sector, which was attributable to a favorable issuance mix from infrequent issuer activity.

PPIF REVENUE

Three months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $7 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇓ 1 million
Global PPIF revenue for the three months ended September 30, 2025 and 2024 was comprised as follows:

The increase in PPIF revenue of 5% reflects growth in the U.S. (8%), partially offset by declines internationally (2%).
Transaction revenue increased $2 million compared to the third quarter of 2024, driven by a favorable issuance mix in U.S. Public Finance, particularly in the regional and municipal sectors.
Recurring revenue increased $5 million, driven by the impact of annual price increases and higher monitored credits.

MIS: Third Quarter Operating and SG&A Expense ⇓ $17 million

Compensation expenses of $283 million decreased $35 million reflecting:	Non-compensation expenses of $113 million increased $18 million reflecting:
— a decrease in incentive compensation aligned with actual/projected financial and operating performance; partially offset by:	— an increase in charitable contributions; and
— an increase in costs to support operating growth
— growth in salaries and benefits reflecting higher headcount and annual salary increases.

MIS: Adjusted Operating Margin 65.2% ⇑ 560 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 12% increase in revenue, partially offset by growth of 4% in operating and SG&A expenses.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements.

Nine months ended September 30, 2025 compared with nine months ended September 30, 2024
Executive Summary
The following table provides an executive summary of key operating results for the nine months ended September 30, 2025. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2025	2024	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$5,829	$5,416	8%	— reflects revenue growth in both segments
MA external revenue	$2,656	$2,432	9%
— sustained demand for insurance and KYC offerings;
— continued demand for credit research product offerings; and
— ongoing demand for ratings data feeds
— Organic constant currency revenue(1) growth was 7%, and ARR(2) grew 8%

MIS external revenue	$3,173	$2,984	6%	— strong investor demand and tight credit spreads supported revenue growth in all ratings LOBs
Total operating and SG&A expenses	$2,807	$2,741	(2%)
— higher salaries and benefits reflecting an increase in headcount and annual salary increases; partially offset by
— a decrease in incentive compensation which aligns with actual/projected financial and operational performance

Depreciation and amortization	$356	$318	(12%)	— higher amortization of internally developed software, primarily related to the development of MA SaaS solutions; and — amortization of recently acquired intangible assets
Restructuring	$81	$13	NM	— relates to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 10 to the consolidated financial statements
Charges related to asset abandonment	$4	$30	87%
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which is more fully discussed in Note 12 to the consolidated financial statements

Total non-operating (expense) income, net	$(138)	$(140)	1%	— in line with prior year
Operating margin	44.3%	42.7%	160 BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
Adjusted Operating Margin(1)	51.8%	49.4%	240 BPS
ETR	24.2%	23.5%	(70 BPS)	— generally in line with the prior year
Diluted EPS	$10.26	$9.09	13%	— increase reflects the aforementioned revenue growth and margin expansion
Adjusted Diluted EPS(1)	$11.30	$9.85	15%

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
United States	$3,175	$2,942	8%
Non-U.S.:
EMEA	1,776	1,654	7%
Asia-Pacific	521	476	9%
Americas	357	344	4%
Total Non-U.S.	2,654	2,474	7%
Total	5,829	5,416	8%
Expenses:
Operating	1,472	1,448	(2%)
SG&A	1,335	1,293	(3%)
Depreciation and amortization	356	318	(12%)
Restructuring	81	13	NM
Charges related to asset abandonment	4	30	87%
Total	3,248	3,102	(5%)
Operating income	$2,581	2,314	12%
Adjusted Operating Income (1)	$3,022	2,675	13%
Interest expense, net	$(180)	(185)	3%
Other non-operating income, net	42	45	(7%)
Non-operating (expense) income, net	$(138)	(140)	1%

Net income attributable to Moody’s	$1,849	$1,663	11%
Diluted weighted average shares outstanding	180.2	183.0	2%
Diluted EPS attributable to Moody’s common shareholders	$10.26	$9.09	13%
Adjusted Diluted EPS (1)	$11.30	$9.85	15%
Operating margin	44.3%	42.7%
Adjusted Operating Margin (1)	51.8%	49.4%
Effective tax rate	24.2%	23.5%
GLOBAL REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

Global revenue ⇑ $413 million	U.S. Revenue ⇑ $233 million	Non-U.S. Revenue ⇑ $180 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $24 million

Compensation expenses of $1,094 million increased $8 million, reflecting:	Non-compensation expenses of $378 million increased $16 million, reflecting:
— growth in salaries and benefits attributable to hiring and salary increases to support continued growth in the business as well as recent acquisitions; partially offset by	— costs associated with recent acquisitions; and
— increase in costs to support operating growth, including investments to support technology and innovation
— a decrease in incentive compensation, which aligns with actual/projected financial and operational performance

YTD SG&A Expense ⇑ $42 million

Compensation expenses of $818 million increased $14 million, reflecting:	Non-compensation expenses of $517 million increased $28 million, reflecting:
— growth in salaries and benefits attributable to recent acquisitions as well as hiring and annual salary increases; partially offset by	— costs associated with recent acquisitions; and
— an increase in charitable contributions
— a decrease in incentive compensation, which aligns with actual/projected financial and operational performance

Depreciation and amortization
The increase in depreciation and amortization expense is driven by the amortization of internally developed software, which is primarily related to the development of MA SaaS solutions as well as the amortization of recently acquired intangible assets.

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

Operating margin 44.3%, ⇑ 160 BPS	Adjusted Operating Margin(1) 51.8%, ⇑ 240 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects the 8% increase in revenue, partially offset by growth of 5% in operating and SG&A expenses.

Interest Expense, net ⇓ $5 million	Other non-operating income ⇓ $3 million

The decrease in interest expense is primarily due to:	Other non-operating income was generally in line compared to the prior year
— lower interest expense on borrowings of $34 million is attributable to favorable impacts from fixed-to-floating interest rate swaps reflecting a lower interest rate environment compared to the prior year, coupled with a decrease in debt outstanding; partially offset by

— lower interest income of $22 million reflecting lower cash and short-term investment balances and lower interest rates

ETR ⇑ 70 BPS
The ETR was generally in line with the prior year.

Diluted EPS ⇑ $1.17	Adjusted Diluted EPS(1) ⇑ $1.45
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to the aforementioned growth in revenue and operating income/adjusted operating income(2).

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Decision Solutions (DS)	$1,242	$1,114	11%
Research and Insights (R&I)	737	683	8%
Data and Information (D&I)	677	635	7%
Total external revenue	2,656	2,432	9%
Intersegment revenue	9	10	(10%)
Total MA Revenue	2,665	2,442	9%
Expenses:
Operating and SG&A (external)	1,658	1,577	(5%)
Operating and SG&A (intersegment)	149	144	(3%)
Total operating and SG&A expense	1,807	1,721	(5%)
Adjusted Operating Income	$858	$721	19%
Adjusted Operating Margin	32.2%	29.5%

Depreciation and amortization	292	260	(12%)
Restructuring	59	7	NM
Charges related to asset abandonment	4	30	87%
MOODY'S ANALYTICS REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $224 million	U.S. Revenue ⇑ $121 million	Non-U.S. Revenue ⇑ $103 million
The 9% increase in global MA revenue reflects growth both in the U.S. (12%) and internationally (7%).
–Organic constant currency revenue(1) growth was 7%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 11% and 8%, respectively.
–ARR(2) increased 8%.
These increases are reflective of growth across all LOBs, as discussed in further detail below.
.

DECISION SOLUTIONS REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $128 million	U.S. Revenue ⇑ $76 million	Non-U.S. Revenue ⇑ $52 million
Global DS revenue for the nine months ended September 30, 2025 and 2024 was comprised as follows:
Global DS revenue grew 11% compared to the first nine months of 2024 and reflects increases in both the U.S. (18%) and internationally (7%). Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 7% and 10%, respectively. ARR(2) growth was 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 14%
–recurring revenue growth of 16% in Insurance was attributable to:
–continued demand resulting in new sales for subscription-based revenue for catastrophe modeling tools; and
–revenue from Praedicat and CAPE Analytics, which the Company acquired in the third quarter of 2024 and first quarter of 2025, respectively
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for Insurance was 7% and 9%, respectively
–ARR(2) grew 8%, reflecting the aforementioned continued demand for subscription-based catastrophe modeling tools
–KYC revenue grew 19%
–recurring revenue growth of 21% in KYC reflects strong demand and customer retention for KYC and compliance solutions reflecting increased customer and supplier risk data usage
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for KYC was 17% and 19%, respectively
–ARR(2) grew 16%, reflecting the aforementioned strong demand for KYC solutions, however trailed organic constant currency recurring revenue(1) growth mainly due to certain isolated customer attrition events in 2025

–Banking revenue grew 3%
–recurring revenue growth of 7% within Banking reflected:
–expansion of existing customer relationships to cloud hosted subscription-based banking offerings, which enable customers' lending, risk management and finance workflows; and
–revenue from Numerated, which the Company acquired in the fourth quarter of 2024;
partially offset by:
–a decline in transaction revenue of 11%, reflecting MA's continued strategic shift to cloud hosted subscription-based solutions
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for Banking was 1% and 5%, respectively
–ARR(2) grew 7%

RESEARCH AND INSIGHTS REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $54 million	U.S. Revenue ⇑ $30 million	Non-U.S. Revenue ⇑ $24 million
Global R&I revenue increased 8% compared to the first nine months of 2024 and reflects growth in both the U.S. (8%) and internationally (8%).
The revenue increase was attributable to sales growth for credit research product offerings, which contributed to ARR(2) growth of 8%.

DATA AND INFORMATION REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $42 million	U.S. Revenue ⇑ $15 million	Non-U.S. Revenue ⇑ $27 million
Global D&I revenue increased 7% compared to the first nine months of 2024 and reflects growth in both the U.S. (7%) and internationally (7%). Organic constant currency revenue(1) growth for D&I was 5%.
This growth was mainly driven by continued strong demand for ratings data feeds and company data applications, which contributed to ARR(2) growth of 7% for D&I.

MA: YTD Operating and SG&A Expense ⇑ $81 million

Compensation expenses of $1,069 million increased $46 million reflecting:	Non-compensation expenses of $589 million increased $35 million reflecting:
— growth in salaries and benefits driven largely by recent acquisitions	— costs associated with recent acquisitions; and
— an increase in costs to support operating growth, including investments to support technology and innovation

MA: Adjusted Operating Margin 32.2% ⇑ 270 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 9% increase in global MA revenue, partially offset by growth of 5% in operating and SG&A expenses, supported by operational efficiency/disciplined cost management and cost savings from the Strategic and Operational Efficiency Restructuring Program.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of SaaS-based solutions as well as the amortization of recently acquired intangible assets.

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

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Corporate finance (CFG)	$1,652	$1,569	5%
Structured finance (SFG)	419	380	10%
Financial institutions (FIG)	590	560	5%
Public, project and infrastructure finance (PPIF)	486	449	8%
Total ratings revenue	3,147	2,958	6%
MIS Other	26	26	—%
Total external revenue	3,173	2,984	6%
Intersegment royalty	149	144	3%
Total	3,322	3,128	6%
Expenses:
Operating and SG&A (external)	1,149	1,164	1%
Operating and SG&A (intersegment)	9	10	10%
Total operating and SG&A expense	1,158	1,174	1%
Adjusted Operating Income	$2,164	$1,954	11%
Adjusted Operating Margin	65.1%	62.5%

Depreciation and amortization	64	58	(10%)
Restructuring	22	6	(267%)
The following chart presents changes in rated issuance volumes compared to the first nine months of 2024. To the extent that changes in rated issuance volumes had a material impact on MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $189 million	U.S. Revenue ⇑ $112 million	Non-U.S. Revenue ⇑ $77 million
The increase in global MIS revenue reflects growth across all ratings LOBs.
CFG REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $83 million	U.S. Revenue ⇑ 32 million	Non-U.S. Revenue ⇑ $51 million
Global CFG revenue for the nine months ended September 30, 2025 and 2024 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The increase in CFG revenue of 5% reflects growth in both the U.S. (3%) and internationally (10%).
Transaction revenue increased $56 million compared to the prior year, which primarily reflected:
–higher issuance activity for speculative-grade bonds driven by elevated third-quarter activity as issuers took advantage of favorable conditions, including tight spreads and lower interest rates, to refinance debt; and
–higher issuance activity for investment-grade bonds, which reflected continued tight credit spreads and investor demand for higher quality credits.
Recurring revenue increased $27 million, primarily reflecting the impact of annual price increases and higher monitored credits.

SFG REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $39 million	U.S. Revenue ⇑ $33 million	Non-U.S. Revenue ⇑ $6 million
Global SFG revenue for the nine months ended September 30, 2025 and 2024 was comprised as follows:
The increase in SFG revenue of 10% reflects growth in both the U.S. (12%) and internationally (5%).
The increase reflected growth across all asset classes, supported by tight credit spreads and strong investor demand.

FIG REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $30 million	U.S. Revenue ⇑ $13 million	Non-U.S. Revenue ⇑ $17 million
Global FIG revenue for the nine months ended September 30, 2025 and 2024 was comprised as follows:

The increase in FIG revenue of 5% reflects growth in both in the U.S. (4%) and internationally (6%).
Revenue increased $30 million compared to the same period in the prior year, primarily due to:
–strong issuance volumes from infrequent issuers in the U.S. banking sector;
partially offset by:
–lower volumes from infrequent issuers in the insurance sector, compared to strong activity in the prior year.

PPIF REVENUE

Nine months ended September 30,
2025-----------------------------------------------------------------------------------2024
______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $37 million	U.S. Revenue ⇑ $35 million	Non-U.S. Revenue ⇑ $2 million
Global PPIF revenue for the nine months ended September 30, 2025 and 2024 was comprised as follows:

The 8% increase in PPIF revenue reflects increases in both the U.S. (12%) and internationally (1%), with the most notable driver of the growth reflecting higher issuance in U.S. Public Finance, particularly within the regional, municipal and higher education sectors.

MIS: YTD Operating and SG&A Expense ⇓ $15 million

Compensation expenses of $843 million decreased $24 million, reflecting:	Non-compensation expenses of $306 million increased $9 million, reflecting:
— a decrease in incentive compensation aligned with actual/projected financial and operating performance; partially offset by:	— an increase in charitable contributions; partially offset by
— a regulatory settlement in the prior year relating to MIS' failure to comply with record preservation requirements
— growth in salaries and benefits reflecting higher headcount and annual salary increases

Adjusted Operating Margin of 65.1% ⇑ 260 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 6% increase in revenue.

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
Cash Flow
The Company is currently financing its operations, capital expenditures and share repurchases from operating and financing cash flows.
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2025	2024
Net cash provided by operating activities	$2,043	$2,164	$(121)
Net cash provided by (used in) investing activities	$44	$(875)	$919
Net cash used in financing activities	$(2,454)	$(812)	$(1,642)
Free Cash Flow (1)	$1,798	$1,921	$(123)
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.

Net cash provided by operating activities
Net cash flows from operating activities for the nine months ended September 30, 2025 decreased by $121 million compared to the same period in 2024, with the most notable drivers reflecting:
–$253 million in higher income tax payments in the current year;
–approximately $100 million in higher incentive compensation payments in 2025 (based on full-year 2024 financial and operating results) compared to payments made in the prior year (based on full-year 2023 financial and operating results);
partially offset by:
–growth in operating income of $267 million coupled with various changes in working capital.
Net cash provided by (used in) investing activities
The $919 million increase in cash provided by investing activities in the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to:
–a $465 million decrease in purchases of investments, primarily due to the purchase of certificates of deposit in the prior year; and
–a $551 million increase in sales and maturities of investments primarily due to the maturity of certificates of deposit in the first quarter of 2025;
partially offset by:
–higher cash paid for acquisitions, net of cash acquired, of $117 million reflecting the acquisitions of CAPE Analytics and ICR Chile in 2025, compared to the acquisitions of GCR and Praedicat in 2024.
Net cash used in financing activities
The $1,642 million increase in cash used in financing activities in the nine months ended September 30, 2025 compared to the same period in the prior year was primarily attributed to:
–a $700 million repayment of notes payable in 2025;
–a $496 million issuance of notes in the third quarter of 2024; and
– higher cash paid for treasury share repurchases in 2025 of $358 million compared to the same period in the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.3 billion at September 30, 2025 included approximately $1.7 billion located outside of the U.S. Approximately 38% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euros and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At September 30, 2025, Moody’s had $7.2 billion of outstanding principal on debt and $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2025 is as follows:

For additional information on the Company's outstanding debt, refer to Note 14 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $4.2 billion, of which approximately $300 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of September 30, 2025, these purchase obligations totaled approximately $700 million, of which approximately 55% is expected to be paid in the next twelve months and another approximate 45% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $457 million at September 30, 2025, primarily related to real estate leases, of which $103 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 15 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at September 30, 2025, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On October 21, 2025, the Board approved the declaration of a quarterly dividend of $0.94 per share for Moody’s common stock, payable December 12, 2025 to shareholders of record at the close of business on November 21, 2025. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 15, 2024, the Board approved $1.5 billion in share repurchase authority. At September 30, 2025, the Company had approximately $0.4 billion of remaining authority under this authorization. On October 21, 2025, the Board authorized an additional $4 billion in share repurchase authority. There is no established expiration date for the remaining authorization.

Restructuring
As more fully discussed in Note 10 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be approximately $85 million to $115 million, which are expected to be paid out through 2027.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$917	$738	$2,581	$2,314
Adjustments:
Depreciation and amortization	123	108	356	318
Restructuring	21	6	81	13
Charges related to asset abandonment	1	15	4	30
Adjusted Operating Income	$1,062	$867	$3,022	$2,675
Operating margin	45.7%	40.7%	44.3%	42.7%
Adjusted Operating Margin	52.9%	47.8%	51.8%	49.4%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2025		2024		2025		2024
Net Income attributable to Moody's common shareholders		$646		$534		$1,849		$1,663
Pre-tax Acquisition-Related Intangible Amortization Expenses	$55		$51		$163		$148
Tax on Acquisition-Related Intangible Amortization Expenses	(14)		(12)		(40)		(36)
Net Acquisition-Related Intangible Amortization Expenses		41		39		123		112
Pre-tax restructuring	$21		$6		$81		$13
Tax on restructuring	(5)		(1)		(20)		(3)
Net restructuring		16		5		61		10
Pre-tax charges related to asset abandonment	$1		$15		$4		$30
Tax on charges related to asset abandonment	—		(3)		(1)		(7)
Net charges related to asset abandonment		1		12		3		23
Pre-tax gain on previously held equity method investments	$—		$(7)		$—		$(7)
Tax on gain on previously held equity method investments	—		2		—		2
Net gain on previously held equity method investments		—		(5)		—		(5)
Adjusted Net Income		$704		$585		$2,036		$1,803

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Diluted earnings per share attributable to Moody's common shareholders		$3.60		$2.93		$10.26		$9.09
Pre-tax Acquisition-Related Intangible Amortization Expenses	$0.31		$0.28		$0.90		$0.81
Tax on Acquisition-Related Intangible Amortization Expenses	(0.09)		(0.07)		(0.22)		(0.20)
Net Acquisition-Related Intangible Amortization Expenses		0.22		0.21		0.68		0.61
Pre-tax restructuring	$0.12		$0.03		$0.45		$0.07
Tax on restructuring	(0.03)		—		(0.11)		(0.02)
Net restructuring		0.09		0.03		0.34		0.05
Pre-tax charges related to asset abandonment	$0.01		$0.08		$0.02		$0.16
Tax on charges related to asset abandonment	—		(0.01)		—		(0.03)
Net charges related to asset abandonment		0.01		0.07		0.02		0.13
Pre-tax gain on previously held equity method investments	$—		$(0.04)		$—		$(0.04)
Tax on gain on previously held equity method investments	—		0.01		—		0.01
Net gain on previously held equity method investments		—		(0.03)		—		(0.03)
Adjusted Diluted EPS		$3.92		$3.21		$11.30		$9.85

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

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$2,043	$2,164
Capital additions	(245)	(243)
Free Cash Flow	$1,798	$1,921
Net cash provided by (used in) investing activities	$44	$(875)
Net cash used in financing activities	$(2,454)	$(812)

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
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) measures:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2025	2024	Change	Growth	2025	2024	Change	Growth
MCO revenue	$2,007	$1,813	$194	11%	$5,829	$5,416	$413	8%
FX impact	(24)	—	(24)		(37)	—	(37)
Inorganic revenue from acquisitions	(13)	—	(13)		(45)	—	(45)
Organic constant currency MCO revenue	$1,970	$1,813	$157	9%	$5,747	$5,416	$331	6%

MA revenue	$909	$831	$78	9%	$2,656	$2,432	$224	9%
FX impact	(14)	—	(14)		(21)	—	(21)
Inorganic revenue from acquisitions	(13)	—	(13)		(38)	—	(38)
Organic constant currency MA revenue	$882	$831	$51	6%	$2,597	$2,432	$165	7%

Decision Solutions revenue	$424	$383	$41	11%	$1,242	$1,114	$128	11%
FX impact	(5)	—	(5)		(7)	—	(7)
Inorganic revenue from acquisitions	(13)	—	(13)		(38)	—	(38)
Organic constant currency Decision Solutions revenue	$406	$383	$23	6%	$1,197	$1,114	$83	7%

Banking revenue	$140	$140	$—	—%	$419	$405	$14	3%
FX impact	(1)	—	(1)		(1)	—	(1)
Inorganic revenue from acquisitions	(3)	—	(3)		(8)	—	(8)
Organic constant currency Banking revenue	$136	$140	$(4)	(3)%	$410	$405	$5	1%

Insurance revenue	$171	$148	$23	16%	$502	$439	$63	14%
FX impact	(1)	—	(1)		(1)	—	(1)
Inorganic revenue from acquisitions	(10)	—	(10)		(30)	—	(30)
Organic constant currency Insurance revenue	$160	$148	$12	8%	$471	$439	$32	7%

KYC revenue	$113	$95	$18	19%	$321	$270	$51	19%
FX impact	(3)	—	(3)		(5)	—	(5)
Constant currency KYC revenue	$110	$95	$15	16%	$316	$270	$46	17%

Data and Information revenue	$233	$213	$20	9%	$677	$635	$42	7%
FX impact	(6)	—	(6)		(8)	—	(8)
Constant currency Data and Information revenue	$227	$213	$14	7%	$669	$635	$34	5%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2025	2024	Change	Growth	2025	2024	Change	Growth
MA recurring revenue	$875	$789	$86	11%	$2,549	$2,305	$244	11%
FX impact	(14)	—	(14)		(22)	—	(22)
Inorganic recurring revenue from acquisitions	(12)	—	(12)		(36)	—	(36)
Organic constant currency MA recurring revenue	$849	$789	$60	8%	$2,491	$2,305	$186	8%

Decision Solutions recurring revenue	$395	$346	$49	14%	$1,150	$1,003	$147	15%
FX impact	(5)	—	(5)		(7)	—	(7)
Inorganic recurring revenue from acquisitions	(12)	—	(12)		(36)	—	(36)
Organic constant currency Decision Solutions recurring revenue	$378	$346	$32	9%	$1,107	$1,003	$104	10%

Banking recurring revenue	$115	$112	$3	3%	$343	$320	$23	7%
FX impact	(1)	—	(1)		(1)	—	(1)
Inorganic recurring revenue from acquisitions	(2)	—	(2)		(7)	—	(7)
Organic constant currency Banking recurring revenue	$112	$112	$—	—%	$335	$320	$15	5%

Insurance recurring revenue	$168	$142	$26	18%	$487	$419	$68	16%
FX impact	(1)	—	(1)		(1)	—	(1)
Inorganic recurring revenue from acquisitions	(10)	—	(10)		(29)	—	(29)
Organic constant currency Insurance recurring revenue	$157	$142	$15	11%	$457	$419	$38	9%

KYC recurring revenue	$112	$92	$20	22%	$320	$264	$56	21%
FX impact	(3)	—	(3)		(5)	—	(5)
Constant currency KYC recurring revenue	$109	$92	$17	18%	$315	$264	$51	19%

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

Amounts in millions	September 30, 2025	September 30, 2024	Change	Growth
MA ARR
Decision Solutions
Banking	$466	$436	$30	7%
Insurance	628	583	45	8%
KYC	407	351	56	16%
Total Decision Solutions	$1,501	$1,370	$131	10%
Research and Insights	970	899	71	8%
Data and Information	890	832	58	7%
Total MA ARR	$3,361	$3,101	$260	8%

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 45 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
•the uncertain effects of U.S. and foreign government actions affecting international trade and economic policy, including changes and volatility in tariffs and trade policies and retaliatory actions, on credit markets, customers, and customer retention, and demand for our products and services;
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
•the uncertain effects of U.S. and foreign government initiatives and monetary policy to respond to the current economic climate, including instability of financial institutions, credit quality concerns, and other potential impacts of volatility in financial and credit markets;
•the impacts of geopolitical events and actions, such as the Russia-Ukraine military conflict, military conflicts in the Middle East, and tensions between India and Pakistan, and of tensions and disputes in political and global relations, on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide and on the Company's own operations and personnel;
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
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
In the nine months ended September 30, 2025, the Company entered into new cross-currency swap hedging transactions designated as net investment hedges, which are disclosed in Note 8 to the consolidated financial statements. The related sensitivity analysis disclosed in our Form 10-K for the year ended December 31, 2024 for our derivatives and non-derivatives designated as net investment hedges has been updated below to reflect the Company's exposure to market risk as of September 30, 2025. There have been no material changes to the Company's market risk other than the aforementioned cross-currency swaps during the nine months ended September 30, 2025. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2024.
Derivatives and non-derivatives designated as net investment hedges:
The Company designates derivative instruments and foreign currency-denominated debt as hedges of foreign currency risk of net investments in certain foreign subsidiaries (net investment hedges) under ASC Topic 815, Derivatives and Hedging.
Cross-currency swaps
As of September 30, 2025, the Company had cross-currency swaps designated as net investment hedges to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in exchange rates. The notional values and corresponding interest rates are disclosed in Note 8 to the consolidated financial statements located in Item 1 of this Form 10-Q.
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

Euro-denominated debt
As of September 30, 2025 the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $147 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2025.
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
For the three months ended September 30, 2025

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	311,587	$503.31	305,949	$756	million
August 1- 31	326,809	$514.10	326,561	$588	million
September 1- 30	384,824	$495.05	383,936	$398	million
Total	1,023,220	$503.66	1,016,446
(1) Includes surrender to the Company of 5,638; 248; and 888 shares of common stock in July, August, and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On October 15, 2024, the Board authorized $1.5 billion in share repurchase authority. At September 30, 2025 there was approximately $0.4 billion of share repurchase authority remaining under this authorization. On October 21, 2025, the Board authorized an additional $4 billion in share repurchase authority. There is no established expiration date for the remaining authorization.
During the third quarter of 2025, Moody’s issued a net 53 thousand shares under employee stock-based compensation plans.

Item 5. Other Information
Rule 10b5-1 Plans
On July 30, 2025, Robert Fauber, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan relates to the sale of up to 43,204 shares of Moody’s Corporation common stock between October 28, 2025, and October 30, 2026. The shares include: i) shares which will be acquired upon the exercise of employee stock options; ii) vested restricted stock units; and iii) vested performance share units.

On July 29, 2025, Richard Steele, the Company's General Counsel, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan relates to the sale of up to 1,399 shares of Moody’s Corporation common stock between October 28, 2025 and July 31, 2026. The shares include: i) vested restricted stock units; and ii) vested performance share units.

Item 6.    Exhibits

Exhibit No	Description
3	Articles of Incorporation and By-laws

.1
Restated Certificate of Incorporation of the Registrant, effective April 17, 2024 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 19, 2024)

.2
Amended and Restated By-laws of Moody’s Corporation, effective October 14, 2025 (incorporated by reference to Exhibit 3.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 17, 2025)

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

Date: October 23, 2025