Form 10-K
period 2025-12-31
MOODYS CORP /DE/
filed 2026-02-18
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☑
The aggregate market value of Moody’s Corporation Common Stock held by nonaffiliates* on June 30, 2025 (based upon its closing transaction price on the New York Stock Exchange on such date) was approximately $87 billion.
As of January 31, 2026, 177.3 million shares of Common Stock of Moody’s Corporation were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for use in connection with its annual meeting of stockholders scheduled to be held on April 14, 2026, are incorporated by reference into Part III of this Form 10-K.
The Index to Exhibits is included as Part IV, Item 15(3) of this Form 10-K.
*Calculated by excluding all shares held by executive officers and directors of the Registrant without conceding that all such persons are “affiliates” of the Registrant for purposes of federal securities laws.
*

Auditor Name:	KPMG LLP	Auditor Location:	New York, NY	Auditor Firm ID:	185
MOODY'S 2025 10-K 1

MOODY’S CORPORATION
2     MOODY'S 2025 10-K

MOODY'S 2025 10-K     3

GLOSSARY OF TERMS AND ABBREVIATIONS
The following terms, abbreviations and acronyms are used to identify frequently used terms in this report:

TERM	DEFINITION

Acquisition-Related Intangible Amortization Expense	Amortization expense relating to definite-lived intangible assets acquired by the Company from all business combination transactions

Adjusted Diluted EPS	Diluted EPS excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Net Income	Net Income excluding the impact of certain items as detailed in the section entitled “Non-GAAP Financial Measures”

Adjusted Operating Income	Operating income excluding the impact of certain items as detailed in the section entitled "Non-GAAP Financial Measures"

Adjusted Operating Margin	Adjusted Operating Income divided by revenue

AI	Artificial Intelligence

Americas	Represents countries within North and South America, excluding the U.S.

AOCI(L)	Accumulated other comprehensive income (loss); a separate component of shareholders’ equity

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

CEO	Chief Executive Officer

CFG	Corporate finance group; a LOB of MIS

CISO	Chief Information Security Officer

CMBS	Commercial mortgage-backed securities; an asset class within SFG

4     MOODY'S 2025 10-K

TERM	DEFINITION

CODM	Chief Operating Decision Maker; identified as the Company's CEO

COLI	Corporate-Owned Life Insurance

Common Stock	The Company’s common stock

Company	Moody’s Corporation and its subsidiaries; MCO; Moody’s

Compensation expense	Compensation expenses include salaries, benefits, incentive and stock based compensation and other related expenses for employees. These expenses are charged to income as incurred.

CP	Commercial Paper

CP Notes	Unsecured commercial paper issued under the CP Program

CP Program
A program entered into on August 3, 2016 allowing the Company to privately place CP up to a maximum of $1 billion for which the maturity may not exceed 397 days from the date of issue, and which is backstopped by the 2024 Facility

CPRA	California Privacy Rights Act of 2020; an amendment to the CCPA, which adds additional consumer privacy rights and obligations for businesses

CRAs	Credit rating agencies

CRE	Commercial Real Estate

CRRO	Chief Risk and Resiliency Officer

CTPP	Critical ICT third-party provider

CTSO	Chief Technology Services Officer

Data and Information (D&I)	LOB within MA which provides vast data sets on companies and securities via data feeds and data applications products

DBPPs	Defined benefit pension plans

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

EU Institutions
Refers to the main EU institutions including: the European Parliament, European Commission, European Council, Council of the European Union, European Central Bank, European Court of Justice, among others

EUR	Euros

Eurozone	Monetary union of the EU member states which have adopted the euro as their common currency

MOODY'S 2025 10-K     5

TERM	DEFINITION

Excess Tax Benefits	The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended

External Revenue	Revenue excluding any intersegment amounts

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority; supervises Credit Rating Agencies in the U.K. in order to ensure credit ratings are independent, objective and of adequate quality

FIG	Financial institutions group; an LOB of MIS

Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions

FTC	Federal Trade Commission

FTSE	Financial Times Stock Exchange

FX	Foreign exchange

GAAP	U.S. Generally Accepted Accounting Principles

GBP	British pounds

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

Gen AI	Generative Artificial Intelligence

GLoBE	Global Anti-Base Erosion, also known as "Pillar II"; tax model issued by the OECD in 2023

HKD	Hong Kong Dollar

ICR Chile	A domestic credit rating agency with operations in Chile; the Company acquired ICR Chile in Q3 2025

ICRA	ICRA Limited; a provider of credit ratings and research in India

Incident Response Plan	The Company's Information Security Incident Response Plan

INR	Indian rupee

ICT	Information, communication and technology

IRS	Internal Revenue Service

ISO 27001	An international standard to manage information security

JPY	Japanese yen

KMV	KMV LLC and KMV Corporation (“KMV”); a provider of market-based quantitative services for banks and investors in credit-sensitive assets acquired by Moody's in April 2002

KYC	Know-your-customer

LLM	Large language model used in the context of Gen AI

LOB	Line of business

MA	Moody’s Analytics - a reportable segment of MCO; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information

ML	Machine Learning

6     MOODY'S 2025 10-K

TERM	DEFINITION

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

MNPI	Material non-public information

Moody’s	Moody’s Corporation and its subsidiaries; MCO; the Company

Moody's Local	A ratings platform focused on providing credit rating services in Latin American capital markets

MSS	Moody's Shared Services; primarily consists of information technology and support staff such as finance, human resources and legal that support both MA and MIS

NAV	Net asset value

Net Income	Net income attributable to Moody’s Corporation, which excludes net income from consolidated noncontrolling interests belonging to the minority interest holder

Net Zero Assessments	An independent assessment of an entity’s carbon transition plan relative to a global net zero pathway, consistent with the goals of the 2015 Paris Agreement on climate change

NIST	The National Institute of Standards and Technology

NIST Framework	NIST Cybersecurity Framework; a set of cybersecurity best practices and recommendations from the NIST

NM	Percentage change is not meaningful

Non-compensation expense
Non-compensation expenses include costs incurred that are not related to employee compensation. This includes, but is not limited to, consulting and professional service fees, hosting and licensing expenses, rent, and marketing expenses. These expenses are charged to income as incurred

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

MOODY'S 2025 10-K     7

TERM	DEFINITION

Other Retirement Plans	Moody's Postretirement Medical and Life Insurance Plan

PCS	Post-Contract Customer Support

Pillar II	Tax model issued by the OECD in 2023; also referred to as the "Global Anti-Base Erosion" or "GLoBE" rules

PPIF	Public, project and infrastructure finance; an LOB of MIS

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

Reform Act	Credit Rating Agency Reform Act of 2006

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under U.S. GAAP; defined as an operating segment or one level below an operating segment

Research and Insights (R&I)	LOB within MA that provides models, scores, insights and commentary. This LOB includes credit research; credit models and analytics; economics data and models; and structured finance solutions

Retirement Plans	Moody’s funded and unfunded pension plans, the healthcare plans and life insurance plans

RMBS	Residential mortgage-backed securities; an asset class within SFG

RMS	A global provider of climate and natural disaster risk modeling and analytics; acquired by the Company in September 2021

ROU Asset	Assets which represent the Company’s right to use an underlying asset for the term of a lease

SEC	U.S. Securities and Exchange Commission

Second Party Opinions	An independent assessment of how debt instruments or financing frameworks align to sustainability principles and the extent to which they are expected to contribute to long-term sustainable development

Securities Act	Securities Act of 1933, as amended

SFG	Structured finance group; an LOB of MIS

SG&A	Selling, general and administrative expenses

SGD	Singapore dollar

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

T&M	Time-and-Material

Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amended the tax code in the U.S.

8     MOODY'S 2025 10-K

TERM	DEFINITION

TCRC	The Tech and Cyber Risk Committee

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

MOODY'S 2025 10-K     9

PART I
ITEM 1. BUSINESS
Background
As used in this report, except where the context indicates otherwise, the terms “Moody’s” or the “Company” refer to Moody’s Corporation, a Delaware corporation, and its subsidiaries. The Company’s executive offices are located at 7 World Trade Center at 250 Greenwich Street, New York, NY 10007 and its telephone number is (212) 553-0300.
THE COMPANY
Company Overview
In a world shaped by increasingly interconnected risks, Moody's data, insights, and innovative technologies help customers develop a holistic view of their world and unlock opportunities. Moody’s offerings are distinguished by our vast proprietary and curated data and validated analytical models, which provide the trusted foundation that enable our customers to navigate an increasingly complex risk landscape. Moody’s solutions enable the transformation of information into decision-grade intelligence, which is deeply interconnected across risk domains. Moody's also offers valuable insights into financial stability and creditworthiness for organizations, debt instruments, and securities, serving a key role in bringing transparency to the global debt markets. With a rich history of experience in global markets and a diverse workforce of approximately 16,000 across more than 40 countries, Moody's gives customers the comprehensive perspective needed to act with confidence and thrive in a dynamic global environment.

Moody's is helping customers accelerate value creation in an era of exponential risk by embedding our decision-grade intelligence directly into customer workflows

Moody's	Ratings	Research & Insights	Data & Information	Decision Solutions
				Banking	Insurance	KYC

	Agency of Choice	Premier fixed income research business	Unparalleled, decision-grade intelligence	Serving mission critical workflows across lending, underwriting, and KYC

Enabling Banks, Insurers, Investors, Corporations and Governments to...
What do we do?	Issue, Originate, Select, Underwrite	Identify, Measure, Monitor & Manage Risk	Verify, Comply, Plan & Report

Leveraging AI, decision-grade data, analytics & domain expertise across...
How do we do this?	Credit Companies	Properties Securities	People Economies	Climate ESG

Moody’s has two reportable segments: MA and MIS.

Moody's Analytics	Moody's Investors Service
MA provides curated data, intelligence and analytical tools to help business and financial leaders make confident decisions.	For more than 115 years, MIS has been a leading provider of credit ratings, research, and risk analysis helping businesses, governments, and other entities around the globe.

Financial information and operating results of these segments, including revenue, expenses and Adjusted Operating Income, are included in Part II, Item 8. Financial Statements of this annual report and are herein incorporated by reference.
10     MOODY'S 2025 10-K

Moody's Analytics Overview
MA empowers financial services, corporate and public sector customers to anticipate risks, adapt and thrive in a new era of exponential risk. MA's curated data and analytics transform information into decision-grade intelligence and power its AI-enabled cloud-based workflow tools, helping customers start business relationships, monitor and manage risk, and comply and report based on global laws, rules and regulations.
MA is comprised of: i) a premier fixed income and economic research business (Research & Insights); ii) a data business powered by the world’s largest database on companies and credit (Data & Information); and iii) three cloud-based subscription businesses serving banking, insurance and KYC workflows (Decision Solutions), enabling customers to integrate Moody's proprietary data and analytics through a number of delivery channels.
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
Sustainability
Moody's manages its business with the goal of delivering value to all of its stakeholders, including its customers, employees, business partners, local communities, and stockholders. Moody's considers sustainability-related factors throughout our operations, value chain, products, and services. We use our expertise, technology tools, and research and analytical services to help other organizations evaluate sustainability-related risk and make better risk mitigation and planning decisions.
The Company provides updated information on its sustainability strategy and progress via its sustainability website, and discloses information frequently requested by investors via its sustainability-related disclosures website.
The Board oversees sustainability matters via the Audit, Governance & Nominating, and Compensation & Human Resources Committees, as part of its oversight of management and the Company’s overall strategy. The Audit Committee oversees financial, risk and other disclosures made in the Company’s annual and quarterly reports related to sustainability. The Governance & Nominating Committee oversees sustainability matters, including significant issues of corporate social and environmental responsibility, as they pertain to the Company’s business and to long-term value creation for the Company and its stockholders, and makes recommendations to the Board regarding these issues. Finally, the Compensation & Human Resources Committee oversees inclusion of sustainability-related performance goals for determining compensation of certain senior executives. Together, these committee functions support the development of a robust sustainability-related strategy and disclosure framework for the Company. The Board also oversees Moody’s policies for assessing and managing the Company's exposure to risk, including climate-related risks such as business continuity disruption and reputational or credibility concerns stemming from incorporation of climate-related risks into our credit rating methodologies and credit ratings of Moody's Ratings.
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
MOODY'S 2025 10-K     11

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
Moody's Employee Experience function conducts listening sessions with our employees and creates targeted plans to act on the feedback provided. We measure employee engagement via multiple channels, including the BES for employees to provide anonymous and candid feedback to management. This periodic survey helps Moody's management understand our employees' level of engagement in critical areas, which include, but are not limited to, purpose, leadership, managerial effectiveness, connection, enablement and empowerment and well-being. Managers are accountable for identifying opportunity areas and taking targeted actions based on survey results. The feedback received through the BES is used as a vital input into making decisions to improve employee experience and retention. As we strive to make Moody’s a place people want to come and grow, management also carefully monitors local and global employee turnover rates.
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
Our Inclusion Operating and Governance Model turns our inclusion strategy into reality by providing a functional framework to guide how our People team, councils, sponsors, BRGs and committees work together. The Global Inclusion Council, composed of senior leaders, is charged with oversight of our global inclusion strategy and its progress. The members of the council meet quarterly.
Our governance model also includes three Regional Inclusion Councils tasked with overseeing the inclusion strategy within their respective regions. Each council meets on a quarterly basis.
Our operating model includes 11 active BRGs which represent 51 chapters. These groups are open to all Moody's employees, with more than 5,300 employees participating globally as of December 31, 2025.
12     MOODY'S 2025 10-K

Workforce Overview
As of December 31, 2025 and 2024, the number of Moody’s employees was as follows:

		December 31,		Change
		2025	2024	%
MA	U.S.	2,822	2,989	(6)%
	Non-U.S.	4,981	5,156	(3)%
	Total	7,803	8,145	(4)%
MIS	U.S.	1,556	1,571	(1)%
	Non-U.S.	4,572	4,186	9%
	Total	6,128	5,757	6%
MSS	U.S.	665	696	(4)%
	Non-U.S.	1,480	1,240	19%
	Total	2,145	1,936	11%
Total MCO	U.S.	5,043	5,256	(4)%
	Non-U.S.	11,033	10,582	4%
	Total (1)	16,076	15,838	2%
(1) Includes approximately 2,000 employees of majority-owned MIS affiliates for both 2025 and 2024.
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
CLIMATE CHANGE
While Moody’s operations have a limited direct environmental impact, the Company is taking steps to reduce emissions across its operations and value chain in accordance with its decarbonization strategy.
Our decarbonization plan outlines tangible strategies for realizing our climate goals, including the procurement of 100% of renewable electricity in the Company’s office spaces and optimizing efficiencies in its operations through its hybrid work program. The costs associated with the implementation of the decarbonization plan are not expected to be material.
We have integrated RMS’ climate capabilities into our existing offerings and as a result we are providing analysts and researchers with streamlined access to consistent and high-quality climate insights. We are investing to maintain a highly competitive offering in this evolving field and are working with customers across all industries to better understand, manage, mitigate and report on their climate related risk exposures. Additionally, we have launched a Net Zero Assessment framework to provide an independent and comparable evaluation of the strength of an entity’s carbon transition plan.
MOODY'S 2025 10-K     13

MOODY’S STRATEGY
Moody’s is a global integrated risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Our solutions incorporate decades of financial and risk expertise and domain knowledge into integrated, decision-grade intelligence that can be embedded into our customers' mission-critical workflows through a variety of channels. Our data, analytical solutions and insights help decision-makers identify opportunities and manage the risks of doing business with others.

Mission	Our mission is to be the leading source of relevant insights on exponential risk

Growth Strategy	Invest with intent to grow and scale

	Invest with intent to grow and strengthen our core business with a foundation of credibility, transparency, technology, data and analytics and decision enablement	Invest in integrated solutions to allow customers to manage multiple risks, bringing the best of Moody's capabilities	Invest to successfully scale in priority growth markets with highly differentiated products and services

Execution Priorities	How we will get it done

	Customer first	Develop our people and culture	Collaborate, modernize and innovate

Moody’s invests in initiatives to implement the Company’s strategy, including internally-led organic development and targeted acquisitions. Illustrative examples include:

Enhancements to ratings quality and product extensions	Expansion in emerging markets	New products, services, proprietary data and technology capabilities, including Gen AI and Agentic AI offerings, to help customers attain competitive advantage and improve internal productivity	Investments that extend ownership and participation in joint ventures as well as acquisitions and strategic partnerships that accelerate the ability to scale and grow Moody’s businesses
In this era of exponential risk, we know that risks are interconnected, and organizations want a complete view of risk. This includes having a greater breadth and depth of understanding around how risks connect.
Our integrated approach provides stakeholders with a more comprehensive view of risk, helping them to make better decisions and unlock opportunities. Moody’s brings together vast amounts of curated data, creates proprietary linkages and develops risk analysis solutions that help our customers to assess multiple risk factors concurrently (e.g., supply chain failures; cyberattacks; geopolitical tensions; sanctions and security issues; and extreme weather events).
14     MOODY'S 2025 10-K

PROSPECTS FOR GROWTH
Moody’s believes that the overall long-term outlook remains favorable for continued growth from the offerings of both of our reportable segments.
Moody’s growth is influenced by a number of trends that impact the market for our products, including:

Enablement of Gen AI and Agentic AI	Health of the world’s major economies	Debt capital markets activity, including Private Credit	Disintermediation of credit markets	Fiscal and monetary policy of governments	Expansion of market for integrated data and analytics solutions	Business investment spending, including mergers and acquisitions
In an environment of increasing financial complexity and exponential risk, Moody’s is well positioned to benefit from continued growth in global fixed-income market activity and more widespread use of credit ratings and integrated risk solutions. Moreover, pricing opportunities aligned with customer value creation and advances in technology present growth opportunities for Moody’s.
Over the last decade, Moody’s has leveraged the power of AI and ML to better serve our customer base. As an early adopter of Gen AI and agentic AI, which Moody's believes will help our customers make better decisions by unlocking deeper, more integrated perspectives on risk, we believe Moody's has positioned itself to benefit from the capabilities of this technology and harness the proprietary insights resulting from being embedded in customer workflows. Through enablement of Gen AI and agentic AI, both through internal innovations and certain strategic partnerships, we are evolving how Moody's delivers insights on exponential risk to our customers with the potential to reimagine knowledge-intensive workflows, activate deeper insights and empower confident, intelligent decision-making for organizations globally.
Moody’s operations are subject to various risks, as more fully described in Part I, Item 1A “Risk Factors,” inherent in conducting business on a global basis.
MA Prospects for Growth
MA provides insights on the evolving risks of our customers and supports their ability to capitalize on related opportunities. Growth in MA is likely to be driven by landing new customers and expanding customer relationships across use cases over time. We believe our trusted and curated proprietary data, as well as our domain expertise, are crucial in an environment that is increasingly using Gen AI and agentic AI. The integration of AI and agentic solutions across our platforms, grounded in and informed by our vast proprietary and curated data, enables our customers to increase their efficiency and productivity, ultimately transforming how organizations work and manage risk to make decisions.
Strategic growth drivers:

STRONG CUSTOMER RETENTION RATES	CROSS-SELLING, UPSELLING & PRICING	EXPANDING AND FORTIFYING OUR DATA ESTATE	INNOVATION AND NEW PRODUCT DEVELOPMENT	NEW DISTRIBUTION CHANNELS	STRATEGIC PARTNERSHIPS

MOODY'S 2025 10-K     15

Market growth drivers:
Customers need to understand a large range of interconnected and emerging risks. Our comprehensive solutions help to provide clarity in a complex world by supporting the transformation underway across various industries due to:

Operational and reputational risks	Digitization & Artificial Intelligence
Evolving regulatory environment	Fluctuations in credit and financial markets
Extreme weather impacts	Geopolitical risks
MIS Prospects for Growth
Strong secular trends should continue to provide long-term growth opportunities in MIS. Key growth drivers include:

Long-term Revenue Growth Algorithm

Economic Expansion	+	Value Proposition	+	Developing Capital Markets and Evolving Risks
•GDP growth drives demand for debt capital to fund business investments •Refinancing needs support future supply		•Proven rating accuracy and deeply experienced analysts •Mix of issuers and opportunistic issuance
•Bank system capacity remains constrained
•Deepening participation in developing markets
•Meeting customers’ evolving risk assessment demands, including across Private Credit, Cybersecurity, and Sustainable and Transition Finance

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
Within MIS, we remain firmly committed to ratings quality, timely and insightful AI-elevated research, and engagement with issuers and investors. In the past year, we have enhanced our footprint in domestic markets by expanding in Latin American markets through Moody's Local domestic rating business, including the acquisition of ICR Chile. This strategic expansion has enhanced the capacity and reach of our domestic rating agency.
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
16     MOODY'S 2025 10-K

Regulation
MIS, certain of the Company's credit rating affiliates, and many of the issuers and/or securities that MIS and the affiliates rate, are subject to extensive regulation in the U.S. (including by state and local authorities), EU, U.K. and in other countries. In addition, some of the services offered by MA and its affiliates are subject to regulation in a number of countries. MA also derives a significant amount of its sales from banks, insurers and other financial services providers who are subject to regulatory oversight and who are required to conduct due diligence and pass through certain regulatory requirements to key suppliers such as MA by contract. Existing and proposed laws and regulations can impact the Company’s operations, products and the markets in which the Company operates. Additional laws and regulations have been proposed or are being considered. Each of the existing, adopted, proposed and potential laws and regulations can increase the costs and legal risk associated with the Company’s operations, including the issuance of credit ratings, and may negatively impact the Company’s profitability and ability to compete, or result in changes in the demand for the Company's products and services, in the manner in which the Company's products and services are utilized, and in the manner in which the Company operates.
In the U.S., CRAs are subject to extensive regulation primarily pursuant to Section 15E of the Exchange Act and rules thereunder. MIS is registered with the SEC as an NRSRO and is subject to the SEC's oversight and examination authority.
In the EU, the CRA industry is registered and supervised through a pan-EU regulatory framework. ESMA has direct supervisory responsibility for registered CRAs throughout the EU. MIS’s EU CRA subsidiaries are registered with ESMA and are subject to its ongoing supervision. EU CRAs are also subject to DORA, which imposes a range of requirements in relation to the management of ICT risk, regulatory reporting, testing and the management of risks related to ICT services provided by third-parties. DORA also establishes an EU-wide oversight framework for ICT service providers who are designated by the EU supervisory authorities as CTPPs. MIS is not an ICT service provider. MA is an ICT service provider but has not been designated as a CTPP.
In November 2024, the EU published in the EU Official Journal a new Regulation on ESG Rating Activities. This new regulation will become applicable in July 2026 and will subject ESG rating and/or score providers to a number of substantive and procedural requirements and formal supervision by ESMA. Certain products currently offered by MIS may fall in scope of the Regulation and we continue to assess and prepare for the implications. We do not currently expect MA products to fall into scope.
The EU AI Act was published in the EU Official Journal in July 2024, though elements of the Act have different implementation periods and further grace periods have been proposed. The impact of the Regulation remains uncertain as it is currently being reviewed by the EU Institutions; however, it could increase the Company's costs and expose it to the risk of penalties over time.
In the U.K., MIS U.K. is registered with and regulated by the FCA.
The U.K. Parliament has now passed legislation to authorize the FCA to regulate ESG ratings. Certain products currently offered by MIS may fall into scope of the legislation. The FCA has begun consulting on rules for the U.K. ESG ratings framework. We continue to assess the implications for the Company.
Intellectual Property
Moody’s and its affiliates own and control a variety of intellectual property, including but not limited to:

Proprietary information	Publications	Databases

Trademarks and Patents	Cloud-based and other software tools and applications	Domain names

Research	Models and methodologies	Other proprietary materials that, in the aggregate, are of material importance to Moody’s business
Management of Moody’s believes that the trademarks and related corporate names, marks and logos relating to its businesses, including those containing the term “Moody’s”, are of material importance to the Company.
The Company, primarily through MA and its affiliates, provides access to certain of its databases, cloud-based, AI, and other software applications, credit, catastrophe, and other risk models, assessments, research and other publications and services that contain intellectual property to its customers. These licenses are provided pursuant to standard agreements containing customary restrictions and intellectual property protections.
MOODY'S 2025 10-K     17

In addition, Moody’s licenses from third parties certain technology, data and other intellectual property rights. For example, Moody’s obtains licenses from third parties to use financial information (such as market and index data, financial statement data, research data, default data and security identifiers) as well as AI software and software development tools and libraries. In addition, certain of the Company’s affiliates obtain from third-party information providers certain financial, credit risk, compliance, firmographic, management, ownership, news and/or other data worldwide, which are distributed through Moody's information products. The Company obtains such technology and intellectual property rights from generally available commercial sources. The Company also utilizes generally available open-source software and libraries subject to appropriately permissive open-source licenses, to carry out routine functions in certain of the Company’s software products. Most of such technology and intellectual property is available from a variety of sources. Although certain financial information (particularly security identifiers, certain pricing or index data, and company financial data in selected geographic markets) is available from a limited number of sources, Moody’s does not believe it is dependent on any one data source for a material aspect of its business.
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

Robert Fauber, 55
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

Noémie Heuland, 48
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

18     MOODY'S 2025 10-K

Name, Age, Position and Biographical Data

Richard Steele, 56
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

Michael West, 57
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

MOODY'S 2025 10-K     19

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
The events and consequences discussed in these risk factors could, in circumstances the Company may not be able to accurately predict, recognize, or control, have a material adverse effect on Moody’s business, financial condition, operating results (including components of the Company’s financial results such as sales and profits), cash flows and stock price. These risk factors do not identify all risks that Moody’s faces. The Company could also be affected by factors, events, or uncertainties that are not presently known to the Company or that the Company currently does not consider to present significant risks. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future. In addition to the effects of general economic conditions, including inflation and related monetary policy actions in response to inflation, changes in international conditions, including the impact of ongoing or new developments in the Russia-Ukraine military conflict and the military conflicts in the Middle East, and resulting global disruptions on our business and operations discussed in Item 7 of this Form 10-K and in the risk factors below, additional or unforeseen effects from the global economic climate may give rise to or amplify many of these risks discussed below.
A. Legal and Regulatory Risks
Moody’s Faces Risks Related to Laws and Regulations that Affect the Financial Industry, Including the Credit Rating Industry, Moody's Businesses and Moody’s Customers.
Moody’s is subject to extensive regulation by federal, state and local authorities in the U.S. and by foreign jurisdictions. These regulations, the most important of which are discussed in further detail below, are complex, continually evolving and have tended to become more stringent over time. Additionally, in the U.S., changes in the Presidential administration, changes in Congress, and recent judicial actions may increase the uncertainty with regard to potential changes in these laws and regulations and the enforcement of any new or existing legislation or directives by government authorities. See “Regulation” in Part I, Item 1 of this annual report on Form 10-K for more information.
Speculation concerning the impact of legislative, regulatory and government initiatives, including initiatives related to the emerging technology of AI systems, operational resilience, data privacy and climate-related risks, among others, that our products and services incorporate, and the increased uncertainty over potential liability and adverse legal or judicial determinations may negatively affect Moody's stock price, affect demand for our products and services, increase our costs of operations and impact our future business plans. Further, the Company's compliance and efforts to reduce the risk of fines, penalties or other sanctions can result in significant expenses. Legal proceedings that are increasingly lengthy can result in uncertainty over and exposure to liability.
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
In addition to the extensive and evolving U.S. laws and regulations governing the credit rating industry, foreign jurisdictions have taken measures to regulate CRAs and the markets for credit ratings that significantly impact the operations and the markets for the Company's ratings-related products and services. In particular, the EU has adopted a common regulatory framework for CRAs operating in the EU, continues to monitor the credit rating industry and analyzes approaches that may strengthen existing regulation. The U.K. also has adopted a regulatory framework for CRAs that is based on the EU version. Credit ratings emanating from outside the EU are subject to ESMA's oversight if they are endorsed into the EU, and ratings endorsed into the U.K. are similarly subject to oversight of the FCA. Additionally, other foreign jurisdictions, such as Australia and Hong Kong and China, have taken measures to increase regulation of CRAs and markets for credit ratings. A failure to comply with these procedural and substantive requirements also exposes MIS to the risk of regulatory enforcement action, which could result in financial penalties or, in serious cases, affect its ability to conduct credit rating activities in certain jurisdictions. For example:
20     MOODY'S 2025 10-K

–MIS is subject to formal regulation and periodic or other inspections in the EU and other foreign jurisdictions, such as, but not limited to, the U.K., Australia, Singapore, Japan, and Hong Kong, where it operates through registered subsidiaries.
–In the EU and the U.K., applicable rules include procedural requirements with respect to credit ratings of sovereign issuers, liability for intentional or grossly negligent failure to abide by applicable regulations, mandatory analyst rotation requirements, and restrictions on CRAs or their shareholders if certain ownership thresholds are crossed. Additional procedural and substantive requirements include conditions for the issuance of credit ratings, rules regarding the organization of CRAs, restrictions on activities deemed to create a conflict of interest, including requirements that fees be based on costs and non-discriminatory, special requirements for credit ratings of structured finance instruments. Certain products currently offered by MIS may fall into scope of the EU Regulation on ESG Rating Activities, which could impose new substantive and procedural requirements on MIS relating to those products similar to those applicable to credit ratings. In addition, EU CRAs are also subject to DORA, which imposes a range of requirements in relation to the management of ICT risk, regulatory reporting, testing and the management of risks related to ICT services provided by third-parties.
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
–restrict the collection, use, accuracy, correction and sharing of information by CRAs; or
–regulate pricing (for example, to require fees that are based on costs and are non-discriminatory) on products and services provided by MA such as those products that incorporate credit ratings and research originated by MIS.
In turn, such developments may affect MIS’s communications with issuers as part of the rating assignment process, alter the manner in which MIS’s credit ratings are developed, assigned and communicated, affect the manner in which MIS or its customers or users of credit ratings operate, impact the demand for MIS’s credit ratings or alter the economics of the credit ratings business, including by restricting or mandating business models for CRAs. It is difficult to accurately assess the future impact of legislative and regulatory requirements on MIS’s business and its customers’ businesses. If these laws and regulations, and any future rulemaking or court rulings, reduce demand for credit ratings or increase costs, MIS may be unable to pass such costs through to customers. Additionally, legislative and regulatory initiatives that apply to CRAs and credit markets generally may affect Moody’s in a disproportionate manner. Each of these developments increases the costs and legal risk associated with the issuance of credit ratings and can have a material adverse effect on Moody’s operations, profitability and competitiveness, the demand for credit ratings and the manner in which such ratings are utilized.
Moody's Analytics. Certain of MA’s subscription products contain credit ratings data and related research produced by MIS, and often are used by MA customers for regulatory compliance purposes, including determination of capital charges and regulatory reporting.
Regulations concerning the issuance of credit ratings and the activities of CRAs, including the dissemination of ratings data, are likely to continue to be considered in the future, including, for example, provisions regarding fair and reasonable availability of ratings data, the terms and conditions associated with such data feeds, remuneration for data and the nature of the information to be included in credit opinions. Other laws, regulations and rules that are being considered or are likely to be considered in the future may impact MA products and services, for example, by requiring certain information to be provided free of charge.
MOODY'S 2025 10-K     21

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
New laws and regulations are likely to be enacted and existing laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. As a result of current and future laws and regulations, our customers’ and other third parties’ use of our products and services, as well as our use of information supplied by our suppliers and other third parties, can lead to regulatory inquiries or actions or related private litigation against us. The application of current and future laws relating to data access and portability may also require changes in the way that we contract for certain of our hosted data services and provide our customers of such services with the ability to terminate their relationships with us and port their data to alternative providers, and changes in the applicability of laws and regulations could require MA to modify its data processing practices and policies and restrict or dictate how MA collects, maintains, combines and disseminates information, which could have a material adverse effect on Moody’s business, financial condition or results of operations. In the future, the Company may be subject to significant additional expense to ensure continued compliance with laws and regulations applicable to MA and to investigate, defend or remedy actual or alleged violations. Additionally, refer to the risk factor entitled “The Company Is Exposed to Risks Related to Protection of Confidential and Personal Information.”
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
–Regulators in Europe and other foreign markets in which MA is active have issued guidance similar to that issued in the U.S. relating to financial institutions' assessment and management of risks associated with third-party relationships. For example, DORA requires EU financial institutions to have a comprehensive governance and control framework of the management of ICT risks, including risks relating to third-party providers of technology and data such as MA. In light of this, MA’s existing or potential bank and financial services customers subject to this guidance have sought to and may further revise their third-party risk management policies and processes and the terms on which they do business with MA.
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
The EU AI Act has introduced a risk-based framework for regulating AI systems which applies different obligations to various participants in the AI supply chain. Compliance with the regulation, in its current form, could increase the Company’s costs and expose it to the risk of penalties or fines for noncompliance; however, the ultimate impact of the EU AI Act on the Company remains uncertain, as the European Commission has proposed measures intended to reduce the regulatory burden on businesses. In addition, numerous other foreign jurisdictions and U.S. states have proposed or enacted legislation relating to the development and use of GenAI.
Legal and regulatory developments can result in delayed or reduced sales to MA’s customers, adversely affect MA’s relationship with such customers, increase the costs of doing business with such customers and/or result in MA assuming greater financial and legal risk under its agreements with such customers.
The Company Faces Exposure to Litigation and Government Regulatory Proceedings, Investigations and Inquiries (Including Competition Market Studies) Related to Rating Opinions, Analytics Services and Other Business Practices.
Moody’s faces exposure to litigation and government and regulatory proceedings, investigations and inquiries (including market studies) related to MIS’s ratings actions, as well as other business practices and products within both MIS and MA. When the market value of credit-dependent instruments has declined or defaults have occurred, whether as a result of difficult economic times, rapid changes in interest rates, decreased liquidity, turbulent markets or otherwise, the number of investigations and legal proceedings that Moody’s has faced has increased significantly. Parties who invest in securities rated by MIS or issued by MIS-rated entities have pursued claims against MIS or Moody’s for losses they faced in their portfolios. For instance, Moody’s faced numerous class action lawsuits and other litigation, government investigations and inquiries (including market studies) concerning events linked to the U.S. subprime residential mortgage sector and broader deterioration in the credit markets during and after the financial crisis of 2007-2008. Moody's may face additional government investigations and inquiries related to the private credit
22     MOODY'S 2025 10-K

market, where there has been increased regulatory attention relating to the rapid growth of private credit, new financing structures, and CRA ratings for private credit-related instruments, issuers, and credit facilities. Evolving and/or inconsistent expectations regarding climate-risk and other sustainability disclosures and reporting could also result in increased regulatory scrutiny and new regulatory actions at a corporate and business unit level. MA’s offering of products and services relating to sanctions, KYC and financial crime, as well as climate, default, and other risks may result in increased regulatory scrutiny and could expose the Company to increased risk of litigation from companies, data subjects, property owners and other third-parties, including due to potential inaccuracies in the products and services we offer, as well as regulatory recordkeeping requirements associated with our services. Additionally Moody’s development of new technologies, including Gen AI and agentic AI product offerings may introduce new risks. Large language models, agentic workflows and related AI-technologies licensed by or developed by the Company, and the data used to train or power them may be incomplete or inadequate, our Gen AI or agentic AI products or platforms may result in adverse impacts to our business operations or reputation and increased regulatory scrutiny and exposure to litigation. Legal proceedings and regulatory inquiries and investigations impose additional expenses on the Company and require the attention of senior management to an extent that may significantly reduce their ability to devote time to addressing other business issues, and any of these proceedings, investigations or inquiries (including market studies) could ultimately result in adverse judgments, damages, fines, penalties or activity restrictions. Risks relating to legal proceedings are heightened in foreign jurisdictions that lack the legal protections or liability standards comparable to those that exist in the U.S. In addition, new laws and regulations have been and may continue to be enacted that establish lower liability standards, shift the burden of proof or relax pleading requirements, thereby increasing the risk of successful litigations in the U.S. and in foreign jurisdictions. These litigation risks are often difficult to assess or quantify. Moody’s may not have adequate insurance or reserves to cover these risks, and the existence and magnitude of these risks often remain unknown for substantial periods of time. Furthermore, when Moody’s is unable to achieve dismissals at an early stage and litigation matters proceed to trial, the aggregate legal defense costs incurred by Moody’s increase substantially, as does the risk of an adverse outcome.
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
Moody’s Faces Risks Related to Intellectual Property Rights.
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
We also incorporate third-party software, including open-source software components, in certain of our products and services. Our reliance on third-party and open-source software exposes us to risks of non-compliance, including potential audits, litigation, injunctions, and the forced disclosure of our proprietary intellectual property, which could materially impact our financial results and operations. Unauthorized third parties may also try to obtain and use technology or other information that the Company regards as proprietary. It is also possible that Moody’s competitors or other entities could obtain patents or other intellectual property rights related to the types of products and services that Moody’s offers, and attempt to require Moody’s to stop developing or marketing the products or services, to modify or redesign the products or services to avoid infringing, or to obtain licenses from the holders of the intellectual property in order to continue developing and marketing the products and services. Even if Moody’s attempts to assert or protect its intellectual property rights through litigation, it may require considerable cost, time and resources to do so, and there is no guarantee that the Company will be successful. The Company’s ability to establish, maintain and protect its intellectual
MOODY'S 2025 10-K     23

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
Moody’s Faces Risks Related to Tax Matters, Including Changes in Tax Rates or Tax Rules.
As a global company, Moody’s is subject to taxation in the United States and various other countries and jurisdictions. As a result, our effective tax rate is determined based on the taxable income and applicable tax rates in the various jurisdictions in which the Company operates. Moody’s future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates or other factors, including by increased earnings in jurisdictions where Moody’s faces higher tax rates, losses incurred in jurisdictions for which Moody’s is not able to realize the related tax benefit, or changes in foreign currency exchange rates. Changes in the tax, accounting and other laws, treaties, regulations, policies and administrative practices, or changes to their interpretation or enforcement, including changes applicable to multinational corporations such as the Base Erosion Profit Shifting initiative being led by the OECD, which requires companies to disclose more information to tax authorities on operations around the world, and the EU’s state aid rulings, could have a material adverse effect on the Company’s effective tax rate, results of operations and financial condition and may lead to greater audit scrutiny of profits earned in various countries.
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
During 2023, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the GloBE or Pillar II, tax model rules issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million with an effective date beginning in 2024. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax will be due to bring the jurisdictional effective tax rate up to 15%. While the Pillar II minimum tax requirement is not currently anticipated to have a material impact on the Company’s results of operations or financial position, management is evaluating and will continue to monitor the potential impact of the Pillar II global minimum tax proposals on our consolidated financial statements and related disclosures. On July 4, 2025, President Trump signed into law the legislation commonly referred to as the OBBBA. The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Additional regulatory guidance interpreting or clarifying the OBBBA may affect our expected future effective tax rates and tax assets and liabilities which could have a material adverse effect on Moody’s business, results of operations, cash flows and financial condition.
B. Risks Related to our Business
The Company is Exposed to Legal, Economic, Operational and Regulatory Risks of Operating in Multiple Jurisdictions.
Moody’s conducts operations in various countries outside the U.S. and derives a significant portion of its revenue from foreign sources. Changes in the economic condition of the various foreign economies in which the Company operates have an impact on the Company’s business. For example, global economic uncertainty, including in the Eurozone, affects the number of securities offerings undertaken within those particular areas. In addition to the risks addressed elsewhere in this section, operations abroad expose Moody’s to a number of legal, economic and regulatory risks such as:
–economic and geopolitical events and market conditions in countries where we have large employee populations, such as the ongoing tensions between India and Pakistan, and conflicts such as the Russia-Ukraine military conflict and the military conflicts in the Middle East, including the effect of these events and conditions on customers, customer retention and demands for our products and services;
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
24     MOODY'S 2025 10-K

–differing and potentially conflicting legal or civil liability, compliance and regulatory standards;
–current and future regulations relating to the imposition of mandatory rotation requirements on CRAs hired by issuers of securities;
–uncertain, evolving and new laws and regulations, including employment laws, various proposed and enacted data laws including those relating to data sharing, portability of data services, cybersecurity rules, and laws and regulations applicable to the financial services industries, such as the EU’s implementation of DORA in January 2025, and to the protection of intellectual property and to the emergence of LLMs in the context of Gen AI and other technologies, such as the EU AI Act and other AI legislation, including the effect of these laws and regulations on our customers and on the products and services that we offer;
–uncertainty regarding the future relationship and increasing tensions between the U.S. and China, which may result in further restrictions or actions by the U.S. government with respect to doing business in China and/or by the Chinese government with respect to business conducted by foreign entities in China;
–restrictive actions of governmental authorities in the jurisdictions in which we operate which may affect trade, cross-border data transfer, and foreign investment, especially during periods of heightened tension between governmental authorities in such jurisdictions, including protective measures such as export restrictions and customs duties and tariffs, government intervention favoring local competitors, data localization efforts, and restrictions on the level of foreign ownership;
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
Additionally, Moody’s is subject to complex U.S., foreign and other local laws and regulations that are applicable to its operations abroad, such as laws and regulations governing economic and trade sanctions, tariffs, embargoes, and anti-corruption including the Foreign Corrupt Practices Act of 1977, the U.K. Bribery Act of 2010 and other similar local laws. The internal controls, policies and procedures and employee training and compliance programs to deter prohibited practices the Company has implemented may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Compliance with international and U.S. laws and regulations that apply to the Company’s international operations increases the cost of doing business in foreign jurisdictions. Violations or allegations, even if unfounded, that the Company has violated such laws and regulations may result in severe fines and penalties, criminal sanctions, administrative remedies and restrictions on business conduct and could have a material adverse effect on Moody’s reputation, its ability to attract and retain employees, its business, operating results and financial condition.
Moody’s Operations are Exposed to Risks from Infrastructure Malfunctions or Failures.
Moody’s ability to conduct business may be materially and adversely impacted by a disruption in the infrastructure that supports its businesses and the communities in which Moody’s has large employee populations, including: (i) New York City, the location of Moody’s headquarters, (ii) India, (iii) major cities worldwide in which Moody’s has offices, and (iv) locations that may be affected by the Russia-Ukraine military conflict and the military conflicts in the Middle East. This may include a disruption involving physical or technological infrastructure (whether or not controlled by the Company), including the Company’s electronic delivery systems, the Company's data center facilities, or the Internet, used by the Company or third parties with or through whom Moody’s conducts business. Many of the Company’s products and services are delivered electronically and the Company’s customers depend on the Company’s ability to receive, store, process, transmit and otherwise rapidly handle very substantial quantities of data and transactions on computer-based networks. Some of Moody’s operations require complex processes and the Company’s extensive controls to reduce the risk of error inherent in our operations cannot eliminate such risk completely. To the extent the Company grows through acquisitions, newly acquired businesses may not have invested in technological infrastructure and disaster recovery to the same extent as Moody's has. As their systems are integrated into Moody's, a vulnerability could be introduced, which could impact platforms across the Company. The Company’s customers also depend on the continued capacity, reliability and security of the Company’s telecommunications, data centers, networks and other electronic delivery systems, including its websites and connections to the Internet. The Company’s employees also depend on these systems for internal use. Any significant failure, compromise, cyber-breach, interruption or a significant slowdown of operations of the Company’s infrastructure, whether due to human error, capacity constraints, hardware failure or defect, weather (including climate-related risks), natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, pandemic, war or otherwise, may impair the Company’s ability to deliver its products and services. Additionally, refer to the risk factor below entitled "The Company Is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information."
MOODY'S 2025 10-K     25

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
Current market, economic and government factors could negatively impact the volume of debt securities issued in global capital markets and the demand for credit ratings, which could materially and adversely affect the Company’s business, operating results and financial condition. These factors include increases in or uncertainty around interest rates (as well as related monetary policy by governments in the response to factors such as inflation, inflationary pressures, increases or volatility in mortgage rates, widening credit spreads, regulatory and political developments (including evolving government policies in the U.S. and abroad, the enactment of the OBBBA, and geopolitical uncertainty in various jurisdictions where Moody's operates), difficult economic conditions, growth in the use of alternative sources of credit, and defaults by significant issuers. Further declines or other changes in the markets for debt securities may materially and adversely affect the Company’s business, operating results, financial condition, cash flows and prospects.
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
The markets for credit ratings, research, credit risk management services, business intelligence and analytical services are highly competitive and characterized by rapid technological change, including change based on our Gen AI offerings, disruption by the Gen AI offerings of others, changes in customer and investor demands, and evolving regulatory requirements, industry standards and market preferences. The ability to develop, successfully launch and maintain innovative products, technologies and services that anticipate customers’ and investors’ changing requirements and utilize emerging technological trends in a timely and cost-effective manner is a key factor in maintaining a competitive market position. Moody’s competitors include both established companies with significant financial resources, brand recognition, market experience and technological expertise, and smaller companies which may be more agile and better poised to quickly adopt new or emerging technologies or respond to customer requirements. Competitors may develop quantitative methodologies or related services, including services based on Gen AI or utilizing agentic AI workflows, for assessing credit or climate risk that customers and market participants may deem preferable, more cost-effective or more valuable than the risk assessment methods currently employed by Moody’s. Moody’s also competes indirectly against consulting firms and technology and information providers, some of whom are also suppliers to Moody’s; these indirect competitors could in the future choose to compete directly with Moody’s, cease doing business with Moody’s or change the terms under which they do business with Moody’s in a way that could negatively impact our business. In addition, customers or
26     MOODY'S 2025 10-K

others may develop alternative, proprietary systems for assessing risk, including credit and climate risk. Such developments could affect demand for Moody’s products and services and its growth prospects. Further, the increased availability in recent years of free or relatively inexpensive information, online and through the use of Gen AI, may reduce the demand for Moody’s products and services. Moody’s growth prospects and operating margins also could be adversely affected by Moody’s failure to make necessary or optimal capital infrastructure expenditures and improvements and the inability of its information technologies to provide adequate capacity and capabilities to meet increased demands of producing quality ratings and research products at levels achieved by competitors. Any inability of Moody’s to compete successfully may have a material adverse effect on its business, operating results and financial condition.
The Company Faces Increased Pricing Pressure from Competitors and/or Customers.
There is price competition in the credit rating, research, and credit risk management segments, as well as in the segment for research, business intelligence and analytical services offered by MA. Moody’s faces competition globally from other CRAs and from investment banks and brokerage firms that offer credit opinions in research, as well as from in-house research operations. Competition for customers and market share has spurred more aggressive tactics by some competitors in areas such as pricing and services, as well as increased competition from non-NRSROs that evaluate debt risk for issuers or investors. In addition, the emergence of Gen AI and other technologies may further intensify these pressures, as the Company's competitors may use these tools to deliver solutions at lower prices, or these tools may be used in a way that significantly increases access to publicly available information. At the same time, a challenging business environment and consolidation among both competitors and customers, particularly those involved in structured finance products and commercial real estate, and other factors affecting demand may enhance the market power of competitors and reduce the Company’s customer base. Competitive pricing pressures have intensified, which may result in customers’ use of free or lower-cost information that is increasingly becoming available from alternative sources or their development of alternative, proprietary systems for assessing credit risk that replace the products currently purchased from Moody’s. While Moody’s seeks to compete primarily on the basis of the quality of its products and services, it can lose market share when its pricing is not sufficiently competitive. In addition, the Reform Act was designed to encourage competition among rating agencies. The formation of additional NRSROs may increase pricing and competitive pressures. Furthermore, in some of the countries in which Moody’s operates, governments may provide financial or other support to local rating agencies. Any inability of Moody’s to compete successfully with respect to the pricing of its products and services will have a material adverse impact on its business, operating results and financial condition.
The Company Is Exposed to Reputation and Credibility Concerns.
Moody’s reputation and the strength of its brand are key competitive strengths. To the extent that the credit rating business as a whole or Moody's, relative to its competitors, suffers a loss in credibility, Moody’s business will be significantly impacted. Factors that may have already affected credibility and could potentially continue to have an impact include the appearance of conflicts of interest, the performance of securities relative to the ratings assigned to such securities, the timing and nature of changes in ratings and rating methodologies, a major compliance failure, security breaches or cyber-attacks (including those impacting our third-party vendors or other service providers), accuracy and timelines of our data, analytics, AI models and outputs, negative perceptions or publicity and increased criticism by users of ratings and other Company products and services, regulators, media influencers, and legislative bodies, including as to the ratings process, or the Company’s recent sustainability strategies and our incorporation of climate and other sustainability-related risks in the Company's rating process or other product and service offerings, and intentional, poor representation of our products and services by our partners or agents, manipulation of our products and services by third parties, or unintentional misrepresentations of Moody’s products and services in advertising materials, public relations information, social media or other external communications. Operational errors, including calculation or methodological errors, or errors in software, data or outputs from our AI-supported products, whether by Moody’s or a Moody’s competitor, could also harm the reputation of the Company or the industries in which the Company operates. Additionally, as Moody's develops its Gen AI product offerings, the Company may incur risks or challenges in its adoption, such as falling behind market expectations for the performance and cost savings related to these offerings, as well as for Moody's perceived expertise regarding these offerings, that could lead to reputational harm. Damage to reputation and credibility could have a material adverse impact on Moody’s business, operating results and financial condition, as well as on the Company’s ability to find suitable candidates for acquisition.
Our Reputation or Business Could Be Negatively Impacted by Sustainability Matters and Our Reporting of Such Matters
Over the past several years, both in the United States and internationally, regulators, certain investors and other stakeholders have focused on various sustainability matters, including environmental impact, human capital, and human rights. We communicate our goals and initiatives related to these matters via various public disclosures available on our website, in our filings with the SEC, and elsewhere. Failure to achieve these goals or complete initiatives could result in scrutiny, criticism or claims from certain stakeholders, including governmental authorities, regulators, shareholders and customers that could negatively impact our business or reputation. Furthermore, MIS incorporates climate and other sustainability-related risks in its rating process, which also could cause reputational risk or could lead to regulatory action or litigation. Several regulatory oversight regimes for ESG ratings providers which may impose new regulatory requirements on Moody’s include the EU regulation on the transparency and integrity of ESG rating activities, adopted by the European Parliament and Council in November 2024 and published in the Official Journal of the EU in December 2024, or draft legislation published by the United Kingdom in 2024 to empower the FCA to supervise ESG rating providers. The Company could fail to achieve, or be perceived to fail to achieve, our sustainability-related initiatives, goals or commitments. Furthermore, we could be criticized for the timing, scope or nature of these initiatives, goals or commitments, or for any changes to them. To the extent that our required and voluntary disclosures about such sustainability matters increase, we could be criticized for the accuracy, sufficiency or completeness of such disclosures. We could be subject to litigation or regulatory enforcement actions regarding the accuracy, sufficiency or completeness of our sustainability-related disclosures. Our pursuit of, or
MOODY'S 2025 10-K     27

actual or perceived failure to achieve our sustainability-related initiatives, goals or commitments could negatively impact our reputation or otherwise materially harm our business.
In addition, there has been a recent increase in “anti-ESG” sentiment in the United States by certain activists, institutions and governmental entities criticizing ESG or climate-focused products and services. We may face scrutiny, reputational risk, lawsuits or heightened scrutiny from these parties regarding our sustainability initiatives, goals and commitments, even where such initiatives, goals and commitments are expected or required in other jurisdictions outside the United States. To the extent we continue to make disclosures about our sustainability initiatives, goals and commitments, we could be criticized for such matters, which could negatively impact our reputation or otherwise materially harm our business.
Moody’s Is Exposed to Risks Related to Loss of Skilled Employees and Related Compensation Cost Pressures.
Moody’s success depends upon its ability to recruit, retain and motivate highly skilled, experienced professionals, including financial analysts, data scientists and software engineers. Competition for skilled individuals in the financial services and technology industries is intense, and Moody’s ability to attract high-quality employees could be impaired if it is unable to offer competitive compensation and other incentives or if the regulatory environment mandates restrictions on or disclosures about individual employees that would not be necessary in competing industries. Rising expenses including wage inflation, and global labor shortages could adversely affect Moody’s ability to attract and retain high-quality employees. As greater focus has been placed on executive compensation at public companies, in the future, Moody’s may be required to alter its compensation practices in ways that adversely affect its ability to attract and retain talented employees. Competitors and other companies may seek to attract analyst talent by providing more favorable working conditions or offering significantly more attractive compensation packages than Moody’s. Moody’s also may not be able to identify and hire the appropriate qualified employees in some markets outside the U.S. with the required experience or skills to perform sophisticated credit analysis. We could also fail to effectively respond to evolving perceptions and goals of those in our workforce or whom we might seek to hire, including with respect to flexible or remote working arrangements or other matters. Also, the emergence and adoption Gen AI technologies and progress towards digitalization of the global economy has required and will continue to require upskilling and additional training of Moody's employees, making retention and training increasingly important, particularly in roles where demand for experienced individuals with the right skill set may exceed supply in the labor market. There is a risk that even when the Company invests significant resources in attempting to attract, train and retain qualified personnel, it will not succeed in its efforts, and its business could be harmed. Further, employee expectations in areas such as ESG have been evolving. A failure to adequately meet employee expectations may result in an inability to attract and retain talented employees.
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
Moody’s Acquisitions, Dispositions and Other Strategic Transactions, Partnerships or Investments May Not Produce Anticipated Results Exposing the Company to Future Significant Impairment Charges Relating to Its Goodwill, Intangible Assets or Property and Equipment.
Moody’s regularly evaluates and enters into acquisitions, dispositions or other strategic transactions, partnerships and investments to strengthen its business and grow the Company. Such transactions and investments present significant challenges and risks. The Company faces intense competition for acquisition targets, especially in light of industry consolidation, which may affect Moody’s ability to complete such transactions on favorable terms or at all. Additionally, the Company makes significant investments in technology, including software for internal use, which can be expensive, time-intensive and complex to develop and implement.
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
At December 31, 2025, Moody’s had $6,368 million of goodwill and $1,866 million of intangible assets on its balance sheet. Approximately 94% of the goodwill and intangible assets reside in the MA business and are allocated to the MA reporting unit. The remaining 6% of goodwill and intangible assets reside in MIS and primarily relate to ICRA. Failure to achieve business objectives
28     MOODY'S 2025 10-K

and financial projections in any of these reporting units could result in a significant asset impairment charge, which would result in a non-cash charge to operating expenses. Goodwill and intangible assets are tested for impairment on an annual basis and also when events or changes in circumstances indicate that impairment may have occurred. Determining whether an impairment of goodwill exists can be especially difficult in periods of market or economic uncertainty and turmoil, and requires significant management estimates and judgment. In addition, the potential for goodwill impairment is increased during periods of economic uncertainty. An asset impairment charge could have a material adverse effect on Moody’s business, operating results and financial condition.
Our business could be negatively impacted by physical and transitional climate risks.
As a global company, our employees and offices are subject to physical climate risks. We have offices in locations that are vulnerable to the effects of extreme weather. In addition, continued reliable energy sources are critical for business continuity globally and those sources too can be impacted by extreme weather. The frequency and impact of extreme weather events on critical infrastructure has the potential to disrupt the Company’s ongoing operations, as well as the operations of our vendors and customers, and may result in losses and additional costs to maintain or resume operations.
We are also subject to changes in policies, technologies, or market preferences that are intended to address the effects of climate related risks, as well as ongoing legislative and regulatory uncertainties and changes regarding climate risk management and practices. These considerations could impact us and our customers and result in increased regulatory, compliance or operational costs. Furthermore, a number of states in which we operate have enacted or proposed statutes and regulations addressing climate and sustainability issues, while certain other states and governments in non-U.S. countries where we operate have enacted, or have proposed to enact, divergent and sometimes conflicting statutes, regulations or policies. Our products and services may fail to meet the needs and expectations of our customers in response to future changes in policies, technologies or market preferences, which could adversely impact our business, operating results and financial condition.

C. Technology Risks
The Company Is Exposed to Risks Related to Cybersecurity and Protection of Confidential Information.
The Company’s operations rely on the secure access to and processing, storage and transmission of confidential, sensitive, proprietary and other types of information. Such information relates to its business operations and confidential and sensitive information about its customers and employees in the Company’s computer systems and networks, and in those of its third-party vendors. The Company also often has access to MNPI and other confidential information concerning its customers, including public and private companies, sovereigns, and other third parties, and their customers, suppliers or transaction counterparties. Unauthorized disclosure of the foregoing information could cause our customers to lose faith in our ability to protect their confidential information, affecting the trading of their securities, damage their reputations or competitive positions and therefore cause customers to cease doing business with us, and potentially expose us to risk of litigation or investigations and penalties from data protection or other regulators.
The risks the Company faces range from cyber-attacks common to most industries, to more advanced threats that target the Company because of its prominence in the global marketplace, or due to its ratings of sovereign debt and corporate issuers. The Company and its third-party service providers, including our vendors, regularly experience cyber-attacks and data breaches of varying degrees. Cyber-attacks targeting Moody’s or Moody’s vendors’ technology and systems, whether from circumvention of security systems, exploitation of security vulnerabilities, denial-of-service attacks, ransomware, malware, hacking, social engineering or "phishing" attacks, deepfake attacks, computer viruses, employee or insider threats, malfeasance, supply chain attacks, physical breaches, vendor email compromise, payment fraud or other cyber-attacks some of which may be carried out by state-sponsored actors, may result in unauthorized access, exfiltration, manipulation, encryption or corruption of sensitive data, material interruptions or malfunctions in the Company’s or such vendors’ web sites or systems, applications, data processing, or disruption of other business operations. Such events may compromise the confidentiality, integrity, or availability of material information held by the Company (including information about Moody’s business, employees or customers), as well as other sensitive data, including personally identifiable information, the disclosure of which could lead to identity theft. The Company's MNPI concerning customers and clients could be improperly used by authorized or unauthorized parties, including for insider trading. The Company has implemented administrative, technical, and physical measures to detect, prevent and respond to unauthorized activity, but such precautions may not be successful.
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
MOODY'S 2025 10-K     29

The Company has invested and continues to invest in risk management and information security measures in order to protect its systems and data, including employee training, disaster and incident response plans, and technical defenses. Although Moody’s devotes significant resources to maintain and regularly update such systems and processes, measures that Moody’s takes to avoid, detect, mitigate or recover from material incidents can be expensive, and may be insufficient, circumvented, or may become ineffective. Further, Moody’s relies on third-party technical subject matter experts to assist in managing its cyber security risk management processes. While Moody’s employs such third parties to assist in strengthening its cybersecurity defenses, there can be no guarantee that any action taken as advised by such third party will be adequate or sufficient to address the evolving threat landscape. Additionally, any measures that Moody’s takes in connection with such third parties to avoid, detect, mitigate or recover from material cyber security threats or incidents can be expensive, and may be insufficient, circumvented, or may become ineffective.
Additionally, Gen AI has contributed to an increase in the prevalence and sophistication of cyber threats, expanding the Company's exposure to potential breaches and systems disruptions. Despite the Company’s best efforts, it is not fully insulated from, and has in the past experienced, security threats and system disruptions. As Gen AI technologies continue to advance, threat actors will develop increasingly sophisticated methods as well as technology and tools to facilitate the commission of cyber-attacks and develop new cyber-crime business models such as Ransomware-as-a-Service (RaaS) or Vulnerabilities-as-a-Service (VaaS). This may include the use of Gen AI to automate and enhance phishing schemes, advance malware, carry out more effective cyber-attacks. As Gen AI technologies advance, these cyber threats will increase in number and may also become more difficult to detect and stop. As a result, the cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Although past incidents have not had a material adverse effect on the Company's operating results, there can be no assurance of a similar result in the future. Because the methods used for these systems cyberattacks are rapidly changing, the Company or its third-party vendors, despite significant focus and investment, may be unable to anticipate and/or deploy sufficient protections against such incidents. Further, the extent of a particular security incident and the steps needed to investigate may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident, including the extent of the harm and how best to remediate it, is known. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-attacks, and may in the future result in heightened cybersecurity compliance requirements, including additional regulatory expectations for oversight of third-party vendors and service providers. Cybersecurity incidents, including the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data, could trigger governmental notice requirements and public disclosures, cause reputational harm, loss of customers and revenue, fines, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard the Company’s customers’ information, or financial losses that are either not insured against or not fully covered through any insurance maintained by the Company. In addition, disclosure or media reports of actual or perceived security vulnerabilities to the Company’s systems or those of the Company’s third parties, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions oversight and scrutiny.
Any of the foregoing may have a material adverse effect on Moody’s business, operating results and financial condition.
The Company Is Exposed to Risks Related to Protection of Confidential and Personal Information
To conduct its operations, the Company regularly moves data across national borders, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection and data security, such as the Federal Trade Commission Act in the U.S., the GDPR in the EU, the GDPR in the U.K., the Cyber Security Law, the Data Security Law, and the Personal Information Protection Law in China and various other international, federal, state and local laws and regulations. The scope of the laws that may be applicable to Moody’s is often uncertain and may be conflicting, particularly with respect to foreign laws. Additionally, other countries have enacted or are enacting data localization laws that require data to stay within their borders. Further, laws such as the California Consumer Privacy Act of 2018 ("CCPA"), require among other things, covered companies to provide disclosures to consumers, and affords consumers the ability to opt-out of certain sales of personal information. A number of U.S. states have passed or enacted data privacy laws, including the California Privacy Rights Act of 2020 (“CPRA”). The effects of non-compliance with the CCPA, CPRA and other similar data privacy laws are significant, and may require the Company to modify its data processing practices and policies and to incur additional costs and expenses. All of these evolving compliance and operational requirements have required or could require in the future, changes to certain business practices, thereby increasing costs, requiring significant management time and attention, and subjecting the Company to negative publicity, as well as remedies that may harm its business, including fines, modified demands or orders, the cessation of existing business practices and exposure to litigation, regulatory actions, sanctions or other statutory penalties.
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
30     MOODY'S 2025 10-K

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
In the ordinary course, third-parties, including the Company’s vendors, are subject to various forms of cyber-attacks or security incidents. Vulnerabilities in our vendors' software, system or networks or failure of their safeguards, policies or procedures may cause material interruptions to Moody's or our vendors' websites, applications, or data processing, or could compromise the confidentiality or integrity of the impacted information. Additionally, the Company may be exposed to threats as the Company migrates its data from legacy systems to cloud-based solutions, and becomes increasingly dependent on third parties to store cloud-based data subjects.
If any of these attacks on Moody’s or its vendors are successful, or if any of these risks materialize, they could have a material adverse effect on the Company’s business, financial condition or results of operations.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.     CYBERSECURITY AND RISK MANAGEMENT
Governance
Management
The Company maintains a dedicated internal cybersecurity team that interacts with executive management and its business units to identify, assess, manage, and respond to cybersecurity risks and incidents relating to the Company’s information systems and operations. In addition, this internal cybersecurity team is responsible for managing detection, mitigation and remediation of cybersecurity incidents. At December 31, 2025, the Company’s internal cybersecurity team consisted of members located in various countries and time zones across the world, managed by the CISO, who reports to the CAO, who is a member of the executive leadership team. The team has members with experience in governance, risk management and compliance, threat monitoring, threat emulation, penetration testing and cyber incident management. Team members have both individual responsibilities and a team focus, covering areas such as network, endpoint device, and e-mail security engineering as well as operations and threat management, monitoring, and response.
The TCRC, chaired by the CISO, and whose members include the CTSO, CAO and CRRO, as well as other members of senior management and the legal team, is responsible for identifying cybersecurity risks and threats, recommending mitigating actions to strengthen cybersecurity resilience, and meeting risk tolerance thresholds established by senior management. The TCRC also validates that the Company has appropriate people, process and technology capabilities to identify, mitigate and report on cybersecurity risks to the executive leadership team and the Board of Directors. The TCRC meets regularly to allow members of the internal cybersecurity team to present concerns and recommendations for decisions on preventing, identifying, mitigating, and remediating risks and threats. To the extent warranted, the TCRC may additionally be convened on an ad hoc basis. The TCRC makes decisions regarding the reporting of cybersecurity concerns to the executive leadership team, who escalate issues to the Board and/or the Audit Committee as necessary. In the case of incidents that arise, the TCRC, under the direction of the Board and/or executive leadership team when appropriate, works to involve all appropriate personnel with the aim of resolving the incident, performing any required remediation/reporting, and taking appropriate steps to comply with applicable laws and regulations. The process that the TCRC follows upon emergence of incidents is documented in the Company’s Incident Response Plan. Additionally, cybersecurity risks and the adequacy of associated mitigations are analyzed by senior leadership as part of the enterprise risk assessments that are reported to and discussed by the Board.
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
MOODY'S 2025 10-K     31

The Board receives regular presentations and updates from the CISO, CRRO and CAO regarding matters related to technology and cybersecurity, including as part of enterprise risk updates that are a recurring Board agenda item. The Company has protocols, as discussed below, by which certain cybersecurity concerns, incidents and threats are escalated within the Company and, where appropriate, reported in a timely manner to the Board.
Risk Management and Strategy
The objective of the Company's comprehensive cybersecurity program is to assess, identify, and manage risks from cybersecurity incidents and threats. The Company's cybersecurity program leverages the NIST Framework and it incorporates training and awareness coupled with ongoing monitoring and assessment. The cybersecurity program is an important part of the Company’s enterprise risk management (ERM), with the head of the Company’s ERM program (the CRRO) sitting on the Cyber Committee, and sets forth a process for escalating certain incidents to the Company’s ERM group integrated into the Company’s Incident Response Plan.
As part of the cybersecurity program, the Company’s cybersecurity environment is monitored by automated tools on an ongoing basis and an internal cybersecurity team that reviews threats, alerts, and incidents. The Company’s Incident Response Plan provides governance and guidance in responding to information security incidents and is tested regularly for calibration against existing and emerging threats. The Incident Response Plan describes the process to be followed by the TCRC in connection with the oversight of the cybersecurity environment and specific events that occur from time to time. The cybersecurity program undergoes periodic internal and external reviews. In addition, the Company's Internal Controls Department performs an independent assessment of the design and operating effectiveness of the Company’s network of cybersecurity controls in accordance with the NIST Framework. The results of the assessment are periodically shared with the TCRC.
The Company’s cybersecurity environment is also subject to routine vulnerability assessment processes. Internal and external teams, including the TCRC, conduct activities such as penetration testing, red teaming, tabletop exercises and phishing drills. Results are measured and assessed for possible improvements. In addition to these ongoing efforts, the Company has a set of third-party risk management tools through which it monitors for cybersecurity risks and threats associated with its third-party service providers. The Incident Response Plan includes processes that define how the Company manages and responds to such risks or threats associated with its third-party service providers.
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
The Company’s cybersecurity program also includes an information security training and awareness program for all employees. The program includes annual certification to having read and understood the Company's IT Use Policy, continuing education on phishing awareness, regular communications about cybersecurity best practices, and participation in annual events like Cybersecurity Awareness Month. Employees are expected to complete annual cybersecurity training, and compliance is monitored. The Company uses general and targeted phishing simulations to help employees better recognize and respond to potential threats. The training program is further enhanced by cybersecurity experts speaking at educational events. The Company also offers specialized training modules on emerging cybersecurity threats for its software development teams. The Company’s IT Use Policy outlines a detailed escalation process under which employees are to immediately report any suspected cybersecurity incident.
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
32     MOODY'S 2025 10-K

ITEM 2.     PROPERTIES
Moody’s corporate headquarters is located at 7 World Trade Center at 250 Greenwich Street, New York, New York 10007. As of December 31, 2025, Moody’s operations were conducted from 24 U.S. offices and 99 non-U.S. office locations, all of which are leased. These properties are geographically distributed to meet operating and sales requirements worldwide. These properties are generally considered to be both suitable and adequate to meet current operating requirements.
ITEM 3.     LEGAL PROCEEDINGS
For information regarding legal proceedings, see Part II, Item 8 – “Financial Statements,” Note 19 “Contingencies” in this Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information in response to this Item is set forth under the captions below.
MOODY’S PURCHASES OF EQUITY SECURITIES
For the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under The Program (2)
October 1- 31	480,352	$482.30	472,215	$4,170 million
November 1- 30	224,252	$482.43	220,306	$4,064 million
December 1- 31	210,351	$496.23	207,805	$3,960 million
Total	914,955	$485.55	900,326
(1)Includes surrender to the Company of 8,137; 3,946; and 2,546 shares of common stock in October, November, and December, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)As of the last day of each of the months.
On October 21, 2025, the Board authorized $4 billion in share repurchase authority. At December 31, 2025, there was approximately $4.0 billion of share repurchase authority remaining under this authorization. There is no established expiration date for the remaining authorization.
During the fourth quarter of 2025, Moody’s issued a net 48 thousand shares under employee stock-based compensation plans.
COMMON STOCK INFORMATION
The Company’s common stock trades on the New York Stock Exchange under the symbol “MCO”. The number of registered shareholders of record at January 31, 2026 was 1,277. A substantially greater number of the Company’s common stock is held by beneficial holders whose shares of record are held by banks, brokers and other financial institutions.
MOODY'S 2025 10-K     33

EQUITY COMPENSATION PLAN INFORMATION
The table below sets forth, as of December 31, 2025, certain information regarding the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,247,957	(1)	$313.90	18,551,584	(3)
Equity compensation plans not approved by security holders	—		$—	—
Total	2,247,957		$313.90	18,551,584
(1)Includes 1,693,687 options and unvested restricted stock units outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, 14,467 options and unvested restricted stock units outstanding under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan and 3,659 unvested restricted stock units outstanding under the 1998 Non-Employee Directors' Stock Incentive Plan. This number also includes a maximum of 536,144 performance shares outstanding under the Company's 2001 Key Employees' Stock Incentive Plan, which is the maximum number of shares issuable pursuant to performance share awards assuming the maximum payout of the target award for performance shares granted in 2023, 2024 and 2025. Assuming payout at target, the number of shares to be issued upon the vesting of outstanding performance share awards is 283,070.
(2)Does not reflect unvested restricted stock units or performance share awards included in column (a) because these awards have no exercise price.
(3)Includes 14,855,368 shares available for issuance as under the 2001 Stock Incentive Plan, of which all may be issued as options and 9,291,985 may be issued as awards of unrestricted shares, restricted stock, restricted stock units, performance shares or any other stock-based awards under the 2001 Stock Incentive Plan, 469,868 shares available for issuance as options or restricted stock units under the Risk Management Solutions, Inc. 2015 Equity Incentive Plan, and 856,877 shares available for issuance as options, shares of restricted stock, restricted stock units or performance shares under the 1998 Directors Plan, and 2,369,471 shares available for issuance under the Company’s Employee Stock Purchase Plan.
34     MOODY'S 2025 10-K

PERFORMANCE GRAPH
The following graph compares the total cumulative shareholder return of the Company to the performance of S&P 500 Composite Index and the Russell 3000 Financial Services Index.
The comparison assumes that $100.00 was invested in the Company’s common stock and in each of the foregoing indices on December 31, 2020. The comparison also assumes the reinvestment of dividends, if any. The total return for the Company's common stock was 83% during the performance period as compared with a total return during the same period of 96% and 116% for the S&P 500 Composite Index and the Russell 3000 Financial Services Index, respectively.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moody’s Corporation, the Standard & Poor’s 500 Composite Index, and
the Russell 3000 Financial Services Index

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Moody’s Corporation	$100.00	$135.57	$97.60	$138.13	$168.73	$183.48
S&P 500 Composite Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Russell 3000—Financial Services Index	$100.00	$137.56	$117.68	$144.37	$186.59	$215.66
The comparisons in the graph above are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of the Company’s common stock.
MOODY'S 2025 10-K     35

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of financial condition and results of operations should be read in conjunction with the Moody’s Corporation consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains Forward-Looking Statements. See “Forward-Looking Statements” commencing on page 64 and Item 1A. “Risk Factors” commencing on page 20 for a discussion of uncertainties, risks and other factors associated with these statements.
The Company
Moody’s is a global integrated risk assessment firm that empowers organizations to anticipate, adapt and thrive in a new era of exponential risk. Moody’s reports in two segments: MA and MIS.
MA is a global provider of: i) research and insights; ii) data and information; and iii) decision solutions, which help companies make better and faster decisions. MA leverages its proprietary data and analytics and deep industry knowledge across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
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
The Company last performed quantitative assessments on all reporting units at July 31, 2024. The quantitative assessments performed at July 31, 2024 resulted in fair values that significantly exceeded carrying values for all reporting units.
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
36     MOODY'S 2025 10-K

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
At July 31, 2025, the Company performed qualitative assessments for each reporting unit. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
Methodologies and significant estimates utilized in determining the fair value of reporting units:
The following is a discussion regarding the Company’s methodology for determining the fair value of its reporting units, excluding ICRA, as of July 31, 2024 (the date of the last quantitative assessment). As ICRA is a publicly traded company in India, the Company was able to observe its fair value based on its market capitalization.
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
Impairment of Long-lived assets
Long-lived assets, which consist primarily of amortizable intangible assets, internal-use computer software, lease ROU Assets and property and equipment, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
MOODY'S 2025 10-K     37

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
The discount rates used to measure the present value of the Company’s benefit obligation for its Retirement Plans as of December 31, 2025 were derived using a cash flow matching method whereby the Company compares each plan’s projected payment obligations by year with the corresponding yield on the FTSE pension discount curve. The cash flows by plan are then discounted back to present value to determine the discount rate applicable to each plan.
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
38     MOODY'S 2025 10-K

When actual plan experience differs from the assumptions used, actuarial gains or losses arise. Excluding differences between the expected long-term rate of return assumption and actual returns on plan assets, the Company amortizes, as a component of annual pension expense, total outstanding actuarial gains or losses over the estimated average future working lifetime of active plan participants to the extent that the gain/loss exceeds 10% of the greater of the beginning-of-year projected benefit obligation or the market-related value of plan assets. For Moody’s Retirement Plans, the total actuarial losses as of December 31, 2025 that have not been recognized in annual expense are $41 million, and Moody’s expects the net periodic expense related to the amortization of net actuarial (losses)/gains will be immaterial in 2026.
For Moody’s funded U.S. pension plan, the differences between the expected long-term rate of return assumption and actual returns could also affect the net periodic pension expense. As permitted under ASC Topic 715, the Company amortizes the impact of asset returns over a five-year period for purposes of calculating the market-related value of assets that is used in determining the expected return on assets’ component of annual expense and in calculating the total unrecognized gain or loss subject to amortization. As of December 31, 2025, the Company has an unrecognized loss of $27 million, of which $20 million will be recognized in the market-related value of assets that is used to calculate the expected return on assets component of 2026 expense.
The table below shows the estimated effect that a one percentage-point decrease in each of these assumptions will have on Moody’s 2026 income before provision for income taxes. These effects have been calculated using the Company’s current projections of 2026 expenses, assets and liabilities related to Moody’s Retirement Plans, which could change as updated data becomes available.

(dollars in millions)	Assumptions Used for 2026	Estimated Impact on 2026 Income before Provision for Income Taxes (Decrease) Increase
Weighted Average Discount Rates (1)	5.24%/5.30%	$(6)
Weighted Average Assumed Compensation Growth Rate	3.10%	$1
Assumed Long-Term Rate of Return on Pension Assets	6.95%	$(5)
(1)Weighted average discount rates of 5.24% and 5.30% for pension plans and Other Retirement Plans, respectively.
Based on current projections, the Company estimates that net periodic expense related to Retirement Plans will be immaterial in 2026.
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
Reportable Segments
The Company is organized into two reportable segments at December 31, 2025: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 20 to the consolidated financial statements.
MOODY'S 2025 10-K     39

Results of Operations
This section of this Form 10-K generally discusses the year ended December 31, 2025 and 2024 financial results and year-to-year comparisons between these years. Discussions related to the year ended December 31, 2024 financial results and year-to-year comparisons between the years ended December 31, 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

40     MOODY'S 2025 10-K

Year ended December 31, 2025 compared with year ended December 31, 2024
Executive Summary
The following table provides an executive summary of key operating results for the year ended December 31, 2025. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Year Ended December 31,
Financial measure:	2025	2024	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$7,718	$7,088	9%	— reflects strong revenue growth in both segments
MA external revenue	$3,599	$3,295	9%
— sustained demand for insurance and KYC offerings; and
— continued demand for credit research and ratings data feed product offerings
— Organic constant currency revenue(1) growth was 7%, and ARR(2) grew 8%

MIS external revenue	$4,119	$3,793	9%	— strong investor demand and tight credit spreads supported revenue growth in all ratings LOBs
Total operating and SG&A expenses	$3,776	$3,680	(3%)
— higher salaries and benefits reflecting an increase in headcount, including from acquisitions, and annual salary increases; and
— increases in technology infrastructure costs within the MA segment attributable to operational growth; partially offset by
— a decrease in incentive compensation which aligns with financial and operational performance relative to targets

Depreciation and amortization	$480	$431	(11%)	— higher amortization of internally developed software, primarily related to the development of MA cloud-based solutions; and — amortization of recently acquired intangible assets
Restructuring	$108	$59	(83%)	— relates to the Company's restructuring programs, more fully discussed in Note 9 to the consolidated financial statements
Charges related to asset abandonment	$3	$43	93%
— costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which are more fully discussed in Note 22 to the consolidated financial statements

Total non-operating (expense) income, net	$(221)	$(176)	(26%)
— a net expense reflecting the release of an indemnification asset and tax-related interest accruals associated with the resolution of tax exposures assumed in a prior-year M&A transaction. These amounts offset the tax benefit described in the ETR section below, and accordingly, have no impact on diluted or Adjusted Diluted EPS(1); partially offset by
— a gain on the divestiture of the MA Learning Solutions business as more fully discussed in Note 22 to the consolidated financial statements.

Operating Margin	43.4%	40.6%	280BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
Adjusted Operating Margin(1)	51.1%	48.1%	300BPS
ETR	21.3%	23.7%	240BPS
— Primarily reflects tax benefits recognized in 2025 pursuant to the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction, as more fully discussed in Note 15 to the consolidated financial statements. These amounts offset the net expense described in the non-operating (expense) income, net section above, and accordingly, have no impact on diluted or Adjusted Diluted EPS(1)

Diluted EPS	$13.67	$11.26	21%	— increase reflects the aforementioned revenue growth and margin expansion
Adjusted Diluted EPS(1)	$14.94	$12.47	20%
MOODY'S 2025 10-K     41

Moody’s Corporation

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
United States	$4,171	$3,836	9%
Non-U.S.:
EMEA	2,376	2,174	9%
Asia-Pacific	699	629	11%
Americas	472	449	5%
Total Non-U.S.	3,547	3,252	9%
Total	7,718	7,088	9%
Expenses:
Operating	1,973	1,945	(1%)
SG&A	1,803	1,735	(4%)
Depreciation and amortization	480	431	(11%)
Restructuring	108	59	(83%)
Charges related to asset abandonment	3	43	93%
Total	4,367	4,213	(4%)
Operating income	3,351	2,875	17%
Adjusted Operating Income (1)	3,942	3,408	16%
Interest expense, net	(213)	(237)	10%
Other non-operating income, net	(31)	61	(151%)
Gain on divestiture of business	23	—	NM
Non-operating (expense) income, net	(221)	(176)	(26%)
Net income attributable to Moody’s	$2,459	$2,058	19%
Diluted weighted average shares outstanding	179.9	182.7	2%
Diluted EPS attributable to Moody’s common shareholders	$13.67	$11.26	21%
Adjusted Diluted EPS (1)	$14.94	$12.47	20%
Operating margin	43.4%	40.6%
Adjusted Operating Margin (1)	51.1%	48.1%
ETR	21.3%	23.7%
GLOBAL REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________
42     MOODY'S 2025 10-K

Global Revenue ⇑ $630 million	U.S. Revenue ⇑ $335 million	Non-U.S. Revenue ⇑ $295 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more fulsome discussion of the Company’s segment revenue.

Operating Expense ⇑ $28 million

Compensation expenses of $1,467 million decreased $2 million, with the most notable drivers reflecting:	Non-compensation expenses of $506 million increased $30 million, with the most notable drivers reflecting:
— a decrease in incentive compensation, which aligns with actual financial and operational performance relative to targets; mostly offset by	— costs associated with recent acquisitions; and
— increases in increases in technology infrastructure costs correlated with operating growth
— growth in salaries and benefits attributable to hiring and salary increases to support continued growth in the business as well as recent acquisitions
MOODY'S 2025 10-K     43

SG&A Expense ⇑ $68 million

Compensation expenses of $1,107 million increased $37 million, reflecting:	Non-compensation expenses of $696 million increased $31 million, with the most notable driver reflecting:
— growth in salaries and benefits attributable to hiring and salary increases to support continued business growth, coupled with costs from recent acquisitions; partially offset by	— costs to support business growth, including from recent acquisitions
— a decrease in incentive compensation, which aligns with actual financial and operational performance relative to targets

Depreciation and amortization
The increase is driven by the amortization of internally developed software, which is primarily related to the development of MA cloud-based solutions as well as the amortization of recently acquired intangible assets.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring programs as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which are more fully discussed in Note 22 to the consolidated financial statements.

Operating margin 43.4%, up 280 BPS	Adjusted Operating Margin 51.1%, up 300 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects the 9% increase in revenue, partially offset by growth of 3% in operating and SG&A expenses.
44     MOODY'S 2025 10-K

Interest Expense ⇓ $24 million	Other non-operating income ⇓ $92 million

The decrease in expense is primarily due to:	The most notable driver of the decrease in income is:
— lower interest expense on borrowings of $49 million, which is primarily attributable to favorable impacts from fixed-to-floating interest rate swaps reflecting a lower interest rate environment compared to the prior year; and

— the release of an indemnification asset of $79 million associated with the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction(3), as more fully discussed in Note 15 to the consolidated financial statements.

— a $16 million reduction in tax-related interest expense primarily reflecting the lapse in the statute of limitations related to tax exposures assumed in a prior-year M&A transaction(3), as more fully discussed in Note 15 to the consolidated financial statements; partially offset by

— lower interest income of $37 million reflecting lower cash and short-term investment balances and lower interest rates
(3) These amounts offset the tax benefit described in the ETR section below, and accordingly, have no impact on diluted or Adjusted Diluted EPS(1)

Gain on divestiture of business ⇑ 23 million
Reflects the gain on divestiture of the MA Learning Solutions business.

ETR ⇓ 240 BPS
Decrease primarily reflects tax benefits recognized in 2025 pursuant to the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction(3) as more fully discussed in Note 15 to the consolidated financial statements. These tax benefits had no impact on Diluted EPS/Adjusted Diluted EPS(1) as they were offset by the net impact of the reversal of indemnification assets and tax-related interest accruals as further described above.

Diluted EPS ⇑ $2.41	Adjusted Diluted EPS ⇑ $2.47
Both diluted EPS and Adjusted Diluted EPS(1) growth is mostly attributable to the aforementioned growth in operating income/adjusted operating income(2).

MOODY'S 2025 10-K     45

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Decision Solutions (DS)	$1,692	$1,516	12%
Research and Insights (R&I)	995	926	7%
Data and Information (D&I)	912	853	7%
Total external revenue	3,599	3,295	9%
Intersegment revenue	12	13	(8%)
Total MA Revenue	3,611	3,308	9%
Expenses:
Operating and SG&A (external):
Compensation expense	1,438	1,370	(5%)
Non-compensation expense	779	731	(7%)
Total Operating and SG&A (external)	2,217	2,101	(6%)
Operating and SG&A (intersegment)	198	193	(3%)
Total operating and SG&A expense	2,415	2,294	(5%)
Adjusted Operating Income	$1,196	$1,014	18%
Adjusted Operating Margin	33.1%	30.7%

Depreciation and amortization	393	353	(11%)
Restructuring	77	42	(83%)
Charges related to asset abandonment	3	43	93%
MOODY'S ANALYTICS REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

MA: Global Revenue ⇑ $304 million	U.S. Revenue ⇑ $158 million	Non-U.S. Revenue ⇑ $146 million
The 9% increase in global MA revenue reflects growth both in the U.S. (11%) and internationally (8%).
–Organic constant currency revenue(1) growth was 7%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 11% and 8%, respectively.
–ARR(2) increased 8%.
These increases are reflective of growth across all LOBs, as discussed in further detail below.

46     MOODY'S 2025 10-K

DECISION SOLUTIONS REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

DS: Global Revenue ⇑ $176 million	U.S. Revenue ⇑ $104 million	Non-U.S. Revenue ⇑ $72 million
Global DS revenue for the years ended December 31, 2025 and 2024 was comprised as follows:
Global DS revenue increased 12% driven by growth in both the U.S. (18%) and internationally (8%). DS recurring revenue grew 15%. Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 8% and 11%, respectively, and ARR(2) grew 10%.
The most notable drivers of the growth in Decision Solutions are as follows:
–Insurance revenue grew 15%
–recurring revenue growth of 16% in Insurance was attributable to:
–continued demand resulting in new sales for subscription-based revenue for catastrophe modeling tools; and
–revenue from Praedicat and CAPE Analytics, which the Company acquired in the third quarter of 2024 and first quarter of 2025, respectively
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth was 8% and 9%, respectively
–ARR(2) grew 7%, reflecting the aforementioned continued demand for subscription-based catastrophe modeling tools
–KYC revenue grew 19%
–recurring revenue growth of 21% in KYC reflects strong demand and customer retention for KYC and compliance solutions, driven by increased customer and supplier risk data usage
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for KYC was 17% and 18%, respectively
–ARR(2) grew 15%, reflecting the aforementioned strong demand for KYC solutions, however trailed organic constant currency recurring revenue(1) growth mainly due to certain isolated customer attrition events in 2025

MOODY'S 2025 10-K     47

–Banking revenue grew 3%
–recurring revenue growth of 9% within Banking reflected:
–expansion of existing customer relationships into cloud-hosted subscription-based banking offerings, which enable customers' lending, risk management and finance workflows; and
–revenue from Numerated, which the Company acquired in the fourth quarter of 2024;
partially offset by:
–a decline in transaction revenue of 18%, reflecting MA's continued strategic shift to cloud-hosted subscription-based solutions
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for Banking was 2% and 6%, respectively
–ARR(2) grew 8% reflecting the aforementioned expansion of existing customer relationships into cloud-hosted subscription-based offerings.

RESEARCH AND INSIGHTS REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

R&I: Global Revenue ⇑ $69 million	U.S. Revenue ⇑ $33 million	Non-U.S. Revenue ⇑ $36 million
Global R&I revenue increased 7% compared to 2024 and reflects growth in both the U.S. (6%) and internationally (9%).
The revenue increase was attributable to sales growth for credit research product offerings, which contributed to ARR(2) growth of 8%.

DATA AND INFORMATION REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

D&I: Global Revenue ⇑ $59 million	U.S. Revenue ⇑ $21 million	Non-U.S. Revenue ⇑ $38 million
48     MOODY'S 2025 10-K

Global D&I revenue increased 7% compared to 2024 and reflects growth in both the U.S. (7%) and internationally (7%). Organic constant currency revenue(1) growth for D&I was 5%.
This growth was mainly driven by continued strong demand for ratings data feeds and company data applications, which contributed to ARR(2) growth of 7% for D&I.

MA: Operating and SG&A Expense ⇑ $116 million

Compensation expenses of $1,438 million increased $68 million, reflecting:	Non-compensation expenses of $779 million increased $48 million, reflecting:
— growth in salaries and benefits driven by recent acquisitions and annual salary increases	— increases in technology infrastructure costs correlated with operating growth; and
— costs associated with recent acquisitions

MA: Adjusted Operating Margin 33.1% ⇑ 240BPS
Adjusted Operating Margin expansion reflects the aforementioned 9% increase in global MA revenue outpacing growth of 6% in operating and SG&A expenses, which was supported by operational efficiency/disciplined cost management and cost savings from the Strategic and Operational Efficiency Restructuring Program.

Depreciation and amortization
The increase in depreciation and amortization expense primarily reflects higher amortization of internally developed software relating to the development of cloud-based solutions as well as the amortization of recently acquired intangible assets.

Restructuring
The restructuring charges relate to the Company's restructuring programs as more fully discussed in Note 9 to the consolidated financial statements.

Charges related to asset abandonment
Reflects costs related to the Company's decision to outsource the production of certain sustainability content utilized in our product offerings, which are more fully discussed in Note 22 to the consolidated financial statements.
MOODY'S 2025 10-K     49

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Year Ended December 31,		% Change Favorable (Unfavorable)
	2025	2024
Revenue:
Corporate finance (CFG)	$2,132	$1,950	9%
Structured finance (SFG)	558	518	8%
Financial institutions (FIG)	759	727	4%
Public, project and infrastructure finance (PPIF)	635	564	13%
Total ratings revenue	4,084	3,759	9%
MIS Other	35	34	3%
Total external revenue	4,119	3,793	9%
Intersegment royalty	198	193	3%
Total	4,317	3,986	8%
Expenses:
Operating and SG&A (external):
Compensation expense	1,136	1,169	3%
Non-compensation expense	423	410	(3%)
Total Operating and SG&A (external)	1,559	1,579	1%
Operating and SG&A (intersegment)	12	13	8%
Total operating and SG&A expense	1,571	1,592	1%
Adjusted Operating Income	$2,746	$2,394	15%
Adjusted Operating Margin	63.6%	60.1%

Depreciation and amortization	87	78	(12%)
Restructuring	31	17	(82%)
The following chart presents changes in rated issuance volumes compared to 2024. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

50     MOODY'S 2025 10-K

MOODY'S INVESTORS SERVICE REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

MIS: Global Revenue ⇑ $326 million	U.S. Revenue ⇑ $177 million	Non-U.S. Revenue ⇑ $149 million
The increase in global MIS revenue reflects growth across all ratings LOBs.
CFG REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

CFG: Global Revenue ⇑ $182 million	U.S. Revenue ⇑ $94 million	Non-U.S. Revenue ⇑ $88 million
Global CFG revenue for the years ended December 31, 2025 and 2024 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
MOODY'S 2025 10-K     51

The increase in CFG revenue of 9% reflects increases in both the U.S (7%) and internationally (14%).
Transaction revenue increased $144 million compared to the prior year, which primarily reflected:
–higher issuance activity for investment-grade bonds, which reflected continued tight credit spreads and investor demand for higher quality credits, and includes the impact of several jumbo transactions in the technology sector; and
–higher issuance activity for high-yield bonds as issuers took advantage of favorable conditions, including tight spreads and lower interest rates, primarily to refinance debt.
Recurring revenue increased $38 million, primarily reflecting the impact of annual price increases and higher monitored credits.
SFG REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

SFG: Global Revenue ⇑ $40 million	U.S. Revenue ⇑ $28 million	Non-U.S. Revenue ⇑ $12 million
Global SFG revenue for the years ended December 31, 2025 and 2024 was comprised as follows:
The increase in SFG revenue of 8% reflects growth in the U.S. (8%) and internationally (8%).
The increase in revenue reflected growth across all asset classes, supported by tight credit spreads and strong investor demand.

52     MOODY'S 2025 10-K

FIG REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

FIG: Global Revenue ⇑ $32 million	U.S. Revenue ⇓ $2 million	Non-U.S. Revenue ⇑ $34 million
Global FIG revenue for the years ended December 31, 2025 and 2024 was comprised as follows:
** Other includes: monitoring, commercial paper, medium term notes, and ICRA revenue.

The increase in FIG revenue of 4% reflects growth internationally (10%), partially offset by a decline in the U.S. (1%).
Revenue increased $32 million compared to the same period in the prior year, primarily due to:
–strong issuance volumes from infrequent issuers in the banking sector;
partially offset by:
–lower volumes from infrequent issuers in the insurance sector, compared to strong activity in the prior year.
MOODY'S 2025 10-K     53

PPIF REVENUE
2025---------------------------------------------------------------------------------------2024
________________________________________________________________________________________________________

PPIF: Global Revenue ⇑ $71 million	U.S. Revenue ⇑ $57 million	Non-U.S. Revenue ⇑ $14 million
Global PPIF revenue for the years ended December 31, 2025 and 2024 was comprised as follows:
The 13% increase in PPIF revenue reflects increases in both the U.S. (16%) and internationally (7%), reflecting:
–higher issuance in U.S. Public Finance, particularly within the state, regional, and healthcare sectors; and
–higher investment‑grade issuance within U.S. Infrastructure Finance, most notably from the utilities sector, coupled with a favorable issuance mix
54     MOODY'S 2025 10-K

MIS: Operating and SG&A Expense ⇓ $20 million

Compensation expenses of $1,136 million decreased $33 million, reflecting:	Non-compensation expenses of $423 million increased $13 million, primarily reflecting:
— a decrease in incentive compensation aligned with actual financial and operating performance relative to targets; partially offset by:	— an increase in costs to support operating growth
— growth in salaries and benefits reflecting higher headcount and annual salary increases

MIS: Adjusted Operating Margin of 63.6% ⇑ 350BPS
The MIS Adjusted Operating Margin expansion primarily reflected the aforementioned 9% increase in revenue, supported by the operating leverage of the business, benefits from technology investments and a disciplined approach to expense management.

Restructuring Charges
The restructuring charges relate to the Company's restructuring programs as more fully discussed in Note 9 to the consolidated financial statements.
MOODY'S 2025 10-K     55

Market Risk
FX risk:
Moody’s maintains a presence in more than 40 countries. In 2025, approximately 39% of the Company’s revenue and approximately 38% of the Company's expenses were denominated in functional currencies other than the U.S. dollar, principally in the British pound and the euro. As such, the Company is exposed to market risk from changes in FX rates. As of December 31, 2025, approximately 52% of Moody’s assets were located outside the U.S., making the Company susceptible to fluctuations in FX rates. The effects of translating assets and liabilities of non-U.S. operations with non-U.S. functional currencies to the U.S. dollar are charged or credited to OCI.
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

Foreign Currency Forwards (1)		Impact on fair value of contract
Sell	Buy
U.S. dollar	British pound	$64 million unfavorable impact
U.S. dollar	Euro	$10 million unfavorable impact
U.S. dollar	Singapore dollar	$4 million unfavorable impact
U.S. dollar	Canadian dollar	$4 million unfavorable impact
U.S. dollar	Japanese yen	$2 million unfavorable impact
U.S. dollar	Indian rupee	$2 million unfavorable impact
Euro	U.S. dollar	$2 million unfavorable impact
$88 million unfavorable impact
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
Cross-currency swaps
As of December 31, 2025, the Company had cross-currency swaps designated as net investment hedges to mitigate FX exposure related to a portion of the Company's net investment in certain foreign subsidiaries against changes in exchange rates. The notional values and corresponding interest rates are disclosed in Note 6 to the consolidated financial statements located in Item 8 of this Form 10-K.
•If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $430 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
•If the Hong Kong dollar were to strengthen 10% relative to the U.S. dollar, there would be an approximate $50 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
•If the Singapore dollar were to strengthen 10% relative to the Hong Kong dollar, there would be an approximate $30 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
The aforementioned unfavorable impacts recognized within OCI would be offset by favorable currency translation gains on the Company’s hedged net investments in those foreign subsidiaries.
Euro-denominated debt
As of December 31, 2025, the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as net investment hedges to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $150 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable currency translation adjustments on the Company’s euro net investment in subsidiaries.
56     MOODY'S 2025 10-K

Interest rate and credit risk:
Interest rate swaps designated as a fair value hedge:
The Company’s interest rate risk management objectives are to reduce the funding cost and volatility to the Company and to alter the interest rate exposure to a desired risk profile. Moody’s uses interest rate swaps as deemed necessary to assist in accomplishing these objectives. The Company is exposed to interest rate risk on its various outstanding fixed-rate debt for which the fair value of the outstanding fixed rate debt fluctuates based on changes in interest rates. The Company has entered into interest rate swaps to convert the fixed interest rate on certain of its long-term debt to a floating interest rate based on the SOFR. These swaps are adjusted to fair market value based on prevailing interest rates at the end of each reporting period and fluctuations are recorded as a reduction or addition to the carrying value of the borrowing, while net interest payments are recorded as interest expense/income in the Company’s consolidated statements of operations. A hypothetical change of 100 BPS in the SOFR-based swap rate would result in an approximate $130 million change to the fair value of the swaps, which would be offset by the change in fair value of the hedged item.
Additional information on these interest rate swaps is disclosed in Note 6 to the consolidated financial statements located in Item 8 of this Form 10-K.
Moody’s cash equivalents primarily consist of certificates of deposit within and outside the U.S. with maturities of three months or less when purchased. The Company manages its credit risk exposure by allocating its cash equivalents among various money market deposit accounts and certificates of deposit and by limiting the amount it can invest with any single issuer. Short-term investments primarily consist of certificates of deposit.
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
Cash Flow
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Year Ended December 31,		$ Change Favorable/ (unfavorable)
	2025	2024
Net cash provided by operating activities	$2,901	$2,838	$63
Net cash provided by (used in) investing activities	$2	$(1,056)	$1,058
Net cash used in financing activities	$(3,063)	$(1,446)	$(1,617)
Free Cash Flow (1)	$2,575	$2,521	$54
(1)Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital additions. Refer to the section entitled “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities increased by $63 million compared to the prior year, with the most notable drivers reflecting:
–growth in operating income of $476 million, partially offset by various changes in working capital;
partially offset by:
–$212 million in higher income tax payments in the current year; and
–approximately $100 million in higher annual incentive compensation payments in 2025 (based on full-year 2024 financial and operating results) compared to payments made in the prior year (based on full-year 2023 financial and operating results)
Net cash provided by (used in) investing activities
The $1,058 million increase in cash provided by investing activities compared to 2024 primarily reflects:
–a $463 million decrease in purchases of investments, primarily due to the purchase of certificates of deposit in the prior year; and
–a $555 million increase in sales and maturities of investments primarily due to the maturity of certificates of deposit in the first quarter of 2025.
MOODY'S 2025 10-K     57

Net cash used in financing activities
The $1,617 million increase in cash used in financing activities was primarily attributed to:
–a $700 million repayment of notes payable in 2025;
–a $496 million issuance of notes in the third quarter of 2024; and
– higher cash paid for treasury share repurchases in 2025 of $315 million compared to the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $2.4 billion at December 31, 2025 included approximately $1.8 billion located outside of the U.S. Approximately 38% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in EUR and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
The Company regularly evaluates which entities it will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested. Accordingly, the Company continues to repatriate a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.
Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At December 31, 2025, Moody’s had $7.2 billion of outstanding debt and approximately $1 billion of additional capacity available under the Company’s CP program, which is backstopped by the $1.25 billion 2024 Credit Facility.
The repayment schedule for the Company’s borrowings outstanding at December 31, 2025 is as follows:
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $3.7 billion. Of this amount, approximately $300 million is expected to be paid in each of the next two years, approximately $200 million in each of the subsequent three years, with the remaining balance expected to be paid thereafter. For additional information on the Company's outstanding debt, CP program and 2024 Credit Facility, refer to Note 16 to the consolidated financial statements.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of December 31, 2025, these purchase obligations totaled approximately $650 million, of which approximately 60% is expected to be paid in the next twelve months and another approximate 40% expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
58     MOODY'S 2025 10-K

Leases
The Company has remaining payments related to its operating leases of $1,031 million at December 31, 2025, primarily related to real estate leases, of which $100 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 18 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at December 31, 2025, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term. For further information on the Company's pension and other retirement plan obligations, refer to Note 13 to the consolidated financial statements.
Dividends and share repurchases
On February 10, 2026, the Board approved the declaration of a quarterly dividend of $1.03 per share for Moody’s common stock, payable March 13, 2026 to shareholders of record at the close of business on March 2, 2026. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 21, 2025 the Board authorized $4.0 billion in share repurchase authority. At December 31, 2025, the Company had approximately $4.0 billion of remaining authority under this authorization. There is no established expiration date for the remaining authorization.
Restructuring
As more fully discussed in Note 9 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be between $110 million and $130 million, which are expected to be paid out through 2027.
Sources of Funding to Satisfy Material Cash Requirements
The Company believes that it has the financial resources needed to meet its cash requirements and expects to have positive operating cash flow in 2026. Cash requirements for periods beyond the next twelve months will depend, among other things, on the Company’s profitability and its ability to manage working capital requirements. The Company may also borrow from various sources as described above.
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
MOODY'S 2025 10-K     59

	Year ended December 31,
	2025	2024
Operating income	$3,351	$2,875
Adjustments:
Depreciation and amortization	480	431
Restructuring	108	59
Charges related to asset abandonment	3	43
Adjusted Operating Income	$3,942	$3,408
Operating margin	43.4%	40.6%
Adjusted Operating Margin	51.1%	48.1%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody’s common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) charges related to asset abandonment; iv) gains on previously held equity method investments and v) gain on the divestiture of a business and certain direct costs to transact the divestiture.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period. The impact of restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure are also excluded. Similarly, gains on previously held equity method investments and the gain pursuant to the divestiture of the MA Learning Solutions business along with certain related direct costs to transact the divestiture are excluded due to their infrequent nature and because they do not reflect the Company's ongoing operations. The frequency and magnitude of all of the aforementioned items may vary widely across periods and companies.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Year ended December 31,
Amounts in millions	2025		2024
Net income attributable to Moody’s common shareholders		$2,459		$2,058
Pre-tax Acquisition-Related Intangible Amortization Expenses	$215		$198
Tax on Acquisition-Related Intangible Amortization Expenses	(52)		(48)
Net Acquisition-Related Intangible Amortization Expenses		163		150
Pre-tax restructuring	$108		$59
Tax on restructuring	(27)		(15)
Net restructuring		81		44
Pre-tax charges related to asset abandonment	$3		$43
Tax on charges related to asset abandonment	(1)		(11)
Net charges related to asset abandonment		2		32
Pre-tax gain on previously held equity method investments	$—		$(7)
Tax on gain on previously held equity method investments	—		2
Net gain on previously held equity method investments		—		(5)
Pre-tax gain on divestiture of business	$(23)		$—
Pre-tax costs to transact divestiture	2		—
Tax on gain on divestiture and related costs	3		—
Net gain on divestiture of business and related costs		(18)		—
Adjusted Net Income		$2,687		$2,279
60     MOODY'S 2025 10-K

	Year ended December 31,
	2025		2024
Diluted earnings per share attributable to Moody’s common shareholders		$13.67		$11.26
Pre-tax Acquisition-Related Intangible Amortization Expenses	$1.20		$1.08
Tax on Acquisition-Related Intangible Amortization Expenses	(0.29)		(0.26)
Net Acquisition-Related Intangible Amortization Expenses		0.91		0.82
Pre-tax restructuring	$0.60		$0.32
Tax on restructuring	(0.15)		(0.08)
Net restructuring		0.45		0.24
Pre-tax charges related to asset abandonment	$0.02		$0.24
Tax on charges related to asset abandonment	(0.01)		(0.06)
Net charges related to asset abandonment		0.01		0.18
Pre-tax gain on previously held equity method investments	$—		$(0.04)
Tax on gain on previously held equity method investments	—		0.01
Net gain on previously held equity method investments		—		(0.03)
Pre-tax gain on divestiture of business	$(0.13)		$—
Pre-tax costs to transact divestiture	0.01		—
Tax on gain on divestiture and related costs	0.02		—
Net gain on divestiture of business and related costs		(0.10)		—
Adjusted Diluted EPS		$14.94		$12.47
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

	Year ended December 31,
	2025	2024
Net cash provided by operating activities	$2,901	$2,838
Capital additions	(326)	(317)
Free Cash Flow	$2,575	$2,521
Net cash provided by (used in) investing activities	$2	$(1,056)
Net cash used in financing activities	$(3,063)	$(1,446)
Organic Constant Currency Revenue Growth:
The Company presents organic constant currency revenue growth as its non-GAAP measure of revenue growth. Management deems this measure to be useful in providing additional perspective in assessing the Company's revenue growth excluding both the inorganic revenue impacts from certain acquisition and divestiture activity completed within the last 12 months and the impacts of changes in foreign exchange rates. The Company calculates the dollar impact of foreign exchange as the difference between the translation of its current period non-USD functional currency results using comparative prior period weighted average foreign exchange translation rates and current year reported results.
Below is a reconciliation of the Company's reported revenue and growth rates to its organic constant currency revenue growth measures:

MOODY'S 2025 10-K     61

	Year ended December 31,
Amounts in millions	2025	2024	Change		Growth
MCO revenue	$7,718	$7,088	$630		9%
FX impact	(68)	—	(68)
Inorganic revenue from acquisitions	(57)	—	(57)
Divestitures	—	(5)	5
Organic constant currency MCO revenue	$7,593	$7,083	$510		7%

MA revenue	$3,599	$3,295	$304		9%
FX impact	(39)	—	(39)
Inorganic revenue from acquisitions	(49)	—	(49)
Divestitures	—	(5)	5
Organic constant currency MA revenue	$3,511	$3,290	$221		7%

Decision Solutions revenue	$1,692	$1,516	$176		12%
FX impact	(13)	—	(13)
Inorganic revenue from acquisitions	(49)	—	(49)
Divestitures	—	(5)	5
Organic constant currency Decision Solutions revenue	$1,630	$1,511	$119		8%

Banking revenue	$569	$551	$18		3%
FX impact	(2)	—	(2)
Inorganic revenue from acquisitions	(9)	—	(9)
Divestitures	—	(5)	5
Organic constant currency Banking revenue	$558	$546	$12		2%

Insurance revenue	$685	$598	$87		15%
FX impact	(2)	—	(2)
Inorganic revenue from acquisitions	(40)	—	(40)
Organic constant currency Insurance revenue	$643	$598	$45		8%

KYC revenue	$438	$367	$71		19%
FX impact	(9)	—	(9)
Organic constant currency KYC revenue	$429	$367	$62		17%

Data and Information revenue	$912	$853	$59		7%
FX impact	(17)	—	(17)
Constant currency Data and Information revenue	$895	$853	$42		5%

MA recurring revenue	$3,462	$3,125	$337		11%
FX impact	(40)	—	(40)
Inorganic revenue from acquisitions	(47)	—	(47)
Organic constant currency MA recurring revenue	$3,375	$3,125	$250		8%

Decision Solutions recurring revenue	$1,575	$1,370	$205		15%
FX impact	(14)	—	(14)
Inorganic revenue from acquisitions	(47)	—	(47)
Organic constant currency Decision Solutions recurring revenue	$1,514	$1,370	$144	0	11%
62     MOODY'S 2025 10-K

	Year ended December 31,
	2025	2024	Change	Growth
Banking recurring revenue	$476	$438	$38	9%
FX impact	(3)	—	(3)
Inorganic revenue from acquisitions	(8)	—	(8)
Organic constant currency Banking recurring revenue	$465	$438	$27	6%

Insurance recurring revenue	$664	$572	$92	16%
FX impact	(2)	—	(2)
Inorganic revenue from acquisitions	(39)	—	(39)
Organic constant currency Insurance recurring revenue	$623	$572	$51	9%

KYC recurring revenue	$435	$360	$75	21%
FX impact	$(9)	—	(9)
Organic constant currency KYC recurring revenue	$426	$360	$66	18%
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
The Company calculates ARR by taking the total recurring contract value for each active renewable contract as of the reporting date, divided by the number of days in the contract and multiplied by 365 days to create an annualized value. The Company defines renewable contracts as subscriptions, term licenses, maintenance and renewable services. ARR excludes transaction sales including one-time training, services and perpetual licenses. In order to compare period-over-period ARR excluding the effects of foreign currency translation, the Company bases the calculation on currency rates utilized in its current year operating budget and holds these FX rates constant for the duration of all current and prior periods being reported. Additionally, to provide better perspective in assessing growth, the Company excludes from ARR contracts associated with acquisitions and divestitures completed within the last 12 months.
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with GAAP.

Amounts in millions	December 31, 2025	December 31, 2024	Change	Growth
MA ARR
Banking	$494	$458	$36	8%
Insurance	649	604	45	7%
KYC	436	380	56	15%
Total Decision Solutions	$1,579	$1,442	$137	10%
Research and Insights	1,002	932	70	8%
Data and Information	917	859	58	7%
Total MA ARR	$3,498	$3,233	$265	8%
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
MOODY'S 2025 10-K     63

Forward-Looking Statements
Certain statements contained in this annual report on Form 10-K are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this annual report on Form 10-K, including in the sections entitled “Contingencies” under Item 7, “MD&A”, commencing on page 36 of this annual report on Form 10-K, under “Legal Proceedings” in Part I, Item 3, of this Form 10-K, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this annual report on Form 10-K, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
Those factors, risks and uncertainties include, but are not limited to:
–the uncertain effects of U.S. and foreign government actions affecting international trade and economic policy, including changes and volatility in tariffs and trade policies and retaliatory actions, on credit markets, customers, and customer retention, and demand for our products and services;
–the impact of general economic conditions (including significant government debt and deficit levels and inflation or recessions and related monetary policy actions by governments in response thereto) on worldwide credit markets and on economic activity, including on the level of merger and acquisition activity, and their effects on the volume of debt and other securities issued in domestic and/or global capital markets;
–the uncertain effects of U.S. and foreign government initiatives and monetary policy to respond to the current economic climate, including instability of financial institutions, credit quality concerns, and other potential impacts of volatility in financial and credit markets;
–the impacts of geopolitical events and actions, such as the Russia-Ukraine military conflict, military conflicts in the Middle East, and tensions between India and Pakistan, and of tensions and disputes in political and global relations, on volatility in world financial markets, on general economic conditions and GDP in the U.S. and worldwide and on the Company's own operations and personnel;
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
64     MOODY'S 2025 10-K

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
MOODY'S 2025 10-K     65

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
Management of the Company evaluated and assessed the design and operational effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the assessment performed, management has concluded that Moody’s maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of Moody's internal control over financial reporting as of December 31, 2025.

/s/ ROBERT FAUBER
Robert Fauber
President and Chief Executive Officer

/s/ NOÉMIE HEULAND
Noémie Heuland
Senior Vice President and Chief Financial Officer

February 18, 2026
66     MOODY'S 2025 10-K

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Moody’s Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Moody's Corporation and subsidiaries (the Company) as December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

MOODY'S 2025 10-K     67

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
Gross uncertain tax positions
As discussed in Note 15 to the consolidated financial statements, the Company has recorded uncertain tax positions (UTPs) of $158 million as of December 31, 2025. The Company determines whether it is more-likely-than-not that a tax position will be sustained based on its technical merits as of the reporting date. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
We identified the assessment of the Company’s gross UTPs as a critical audit matter because complex judgment was required in evaluating the Company’s interpretation of tax laws and its estimate of the ultimate resolution of the tax positions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s tax process, including those related to the timely identification of UTPs, the assessment of new information related to previously identified UTPs, and the measurement of UTPs. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing transfer pricing documentation for compliance with applicable laws and regulations. Additionally, we involved tax professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation of tax laws and judgments about the administrative practices of tax authorities;
•assessing the expiration of statutes of limitations; and
•performing an assessment of the Company’s tax positions and comparing the results to the Company’s assessment.
In addition, we evaluated the Company’s ability to accurately estimate its gross UTPs by comparing historical gross UTPs to actual results upon conclusion of tax audits.
/s/ KPMG LLP
We have served as the Company’s auditor since 2008.
New York, New York
February 18, 2026
68     MOODY'S 2025 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$7,718	$7,088	$5,916
Expenses
Operating	1,973	1,945	1,687
Selling, general and administrative	1,803	1,735	1,632
Depreciation and amortization	480	431	373
Restructuring	108	59	87
Charges related to asset abandonment	3	43	—
Total expenses	4,367	4,213	3,779
Operating income	3,351	2,875	2,137
Non-operating expense, net
Interest expense, net	(213)	(237)	(251)
Other non-operating (expense) income, net	(31)	61	49
Gain on divestiture of business	23	—	—
Non-operating expense, net	(221)	(176)	(202)
Income before provision for income taxes	3,130	2,699	1,935
Provision for income taxes	668	640	327
Net income	2,462	2,059	1,608
Less: Net income attributable to noncontrolling interests	3	1	1
Net income attributable to Moody’s	$2,459	$2,058	$1,607
Earnings per share
Basic	$13.73	$11.32	$8.77
Diluted	$13.67	$11.26	$8.73
Weighted average shares outstanding
Basic	179.1	181.8	183.2
Diluted	179.9	182.7	184.0
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2025 10-K     69

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$2,462			$2,059			$1,608
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$594	$(2)	$592	$(309)	$(3)	$(312)	$213	$(1)	$212
Net gains (losses) on net investment hedges	(629)	160	(469)	299	(77)	222	(177)	45	(132)
Cash Flow Hedges:
Reclassification of losses included in net income	2	(1)	1	3	(1)	2	2	(1)	1
Pension and Other Retirement Benefits:
Amortization of actuarial (gains) losses, prior service (credits) costs, and settlement (gain) charge included in net income	(2)	—	(2)	(2)	—	(2)	(3)	—	(3)
Net actuarial gains (losses)	9	(2)	7	25	(6)	19	(8)	2	(6)
Total Other Comprehensive Income (Loss)	$(26)	$155	$129	$16	$(87)	$(71)	$27	$45	$72
Comprehensive Income			2,591			1,988			1,680
Less: comprehensive loss attributable to noncontrolling interests			(9)			—			(4)
Comprehensive Income Attributable to Moody’s			$2,600			$1,988			$1,684
The accompanying notes are an integral part of the consolidated financial statements.
70     MOODY'S 2025 10-K

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,384	$2,408
Short-term investments	64	566
Accounts receivable, net of allowances for credit losses of $29 in 2025 and $32 in 2024	2,024	1,801
Other current assets	714	515
Total current assets	5,186	5,290
Property and equipment, net of accumulated depreciation of $1,572 in 2025 and $1,453 in 2024	722	656
Operating lease right-of-use assets	282	216
Goodwill	6,368	5,994
Intangible assets, net	1,866	1,890
Deferred tax assets, net	305	293
Other assets	1,101	1,166
Total assets	$15,830	$15,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,304	$1,344
Current portion of operating lease liabilities	95	102
Current portion of long-term debt	—	697
Deferred revenue	1,582	1,454
Total current liabilities	2,981	3,597
Non-current portion of deferred revenue	56	57
Long-term debt	6,994	6,731
Deferred tax liabilities, net	315	449
Uncertain tax positions	158	211
Operating lease liabilities	262	216
Other liabilities	859	517
Total liabilities	11,625	11,778
Contingencies (Note 19)
Shareholders’ equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding		—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at December 31, 2025 and December 31, 2024, respectively.	3	3
Capital surplus	1,676	1,451
Retained earnings	17,853	16,071
Treasury stock, at cost; 165,359,285 and 162,593,213 shares of common stock at December 31, 2025 and December 31, 2024, respectively	(14,978)	(13,322)
Accumulated other comprehensive loss	(500)	(638)
Total Moody’s shareholders’ equity	4,054	3,565
Noncontrolling interests	151	162
Total shareholders’ equity	4,205	3,727
Total liabilities and shareholders’ equity	$15,830	$15,505
The accompanying notes are an integral part of the consolidated financial statements.
MOODY'S 2025 10-K     71

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$2,462	$2,059	$1,608
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	480	431	373
Stock-based compensation	232	220	193
Deferred income taxes	(17)	(62)	(38)
Non-cash restructuring and abandonment-related charges	9	32	35
Provision for credit losses on accounts receivable	12	15	22
Gain on previously held/sold investments in non-consolidated affiliates	—	(7)	(4)
Gain on divestiture of business	(23)	—	—
Changes in assets and liabilities:
Accounts receivable	(203)	(187)	(12)
Other current assets	(76)	(36)	119
Other assets	36	(17)	(69)
Lease obligations	(33)	(33)	(26)
Accounts payable and accrued liabilities	(55)	225	76
Deferred revenue	148	154	24
Unrecognized tax positions and other non-current tax liabilities	(57)	18	(129)
Other liabilities	(14)	26	(21)
Net cash provided by operating activities	2,901	2,838	2,151
Cash flows from investing activities
Capital additions	(326)	(317)	(271)
Purchases of investments	(188)	(651)	(143)
Sales and maturities of investments	690	135	162
Purchases of investments in non-consolidated affiliates	(19)	(4)	(5)
Sales of/distributions from investments in non-consolidated affiliates	—	2	13
Cash received upon divestiture of business, net of cash transferred to purchaser	40	—	—
Cash paid for acquisitions, net of cash acquired	(227)	(221)	(3)
Receipts from settlements of net investment hedges	32	—	—
Net cash provided by (used in) investing activities	2	(1,056)	(247)
Cash flows from financing activities
Issuance of notes	—	496	—
Repayment of notes	(700)	—	(500)
Proceeds from stock-based compensation plans	49	73	50
Repurchase of shares related to stock-based compensation	(99)	(91)	(71)
Treasury shares	(1,607)	(1,292)	(490)
Dividends	(701)	(620)	(564)
Dividends to noncontrolling interests	(5)	(7)	(9)
Debt issuance costs, extinguishment costs and related fees	—	(5)	—
Net cash used in financing activities	(3,063)	(1,446)	(1,584)
Effect of exchange rate changes on cash and cash equivalents	136	(58)	41
(Decrease) increase in cash and cash equivalents	(24)	278	361
Cash and cash equivalents, beginning of period	2,408	2,130	1,769
Cash and cash equivalents, end of period	$2,384	$2,408	$2,130
The accompanying notes are an integral part of the consolidated financial statements.
72     MOODY'S 2025 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2022	342.9	$3	$1,054	$13,618	(159.7)	$(11,513)	$(643)	$2,519	$170	$2,689
Net income				1,607				1,607	1	1,608
Dividends ($3.08 per share)				(566)				(566)	(9)	(575)
Stock-based compensation			193					193		193
Shares issued for stock-based compensation plans at average cost, net			(19)		0.8	—		(19)		(19)
Treasury shares repurchased, inclusive of excise tax			—		(1.5)	(492)		(492)		(492)
Currency translation adjustment, net of net investment hedge activity (net of tax of $44 million)							84	84	(4)	80
Net actuarial losses (net of tax of $2 million)							(6)	(6)		(6)
Amortization of actuarial gains, prior service credits and settlement gain							(3)	(3)		(3)
Amortization of losses on cash flow hedges (net of tax of $1 million)							1	1		1
Balance at December 31, 2023	342.9	$3	$1,228	$14,659	(160.4)	$(12,005)	$(567)	$3,318	$158	$3,476
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S 2025 10-K     73

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
74     MOODY'S 2025 10-K

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY continued
(Amounts in millions, except per share data)

	Shareholders of Moody’s Corporation
	Common Stock				Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody’s Shareholders’ Equity	Non- Controlling Interests	Total Shareholders’ Equity
	Shares	Amount	Capital Surplus	Retained Earnings	Shares	Amount
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
Net income				2,459				2,459	3	2,462
Dividends ($3.76 per share)				(677)				(677)	(5)	(682)
Stock-based compensation			239					239		239
Shares issued for stock-based compensation plans at average cost, net			(14)		0.5	(36)		(50)		(50)
Treasury shares repurchased, inclusive of excise tax			—		(3.3)	(1,620)		(1,620)		(1,620)
Currency translation adjustment, net of net investment hedge activity (net of tax of $158 million)							132	132	(9)	123
Net actuarial gains (net of tax of $2 million)							7	7		7
Amortization of actuarial gains and prior service credits							(2)	(2)		(2)
Amortization of losses on cash flow hedges (net of tax of $1 million)							1	1		1
Balance at December 31, 2025	342.9	$3	$1,676	$17,853	(165.4)	$(14,978)	$(500)	$4,054	$151	$4,205
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S 2025 10-K     75

MOODY’S CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollar and share amounts in millions, except per share data)
NOTE 1        DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Moody’s is a global provider of integrated perspectives on risk that empowers organizations and investors to make better decisions. Moody’s reports in two reportable segments: MA and MIS.
MA is comprised of: i) a premier fixed income and economic research business (Research & Insights); ii) a curated data business powered by an extensive database on companies and credit (Data & Information); and iii) three cloud-based subscription businesses serving banking, insurance, and KYC workflows (Decision Solutions). MA leverages its industry expertise across multiple risks such as credit, market, financial crime, supply chain, catastrophe and climate to deliver integrated risk assessment solutions that enable business leaders to identify, measure and manage the implications of interrelated risks and opportunities.
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
Adoption of New Accounting Standards in 2025
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU No. 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU No. 2023-09 require entities to disclose additional income tax information, primarily related to greater disaggregation of the entity's ETR reconciliation and income taxes paid by jurisdiction disclosures. This ASU is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis; however, retrospective application is permitted. The Company adopted this ASU retrospectively for all periods presented with the new required disclosures presented in Note 15.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which amends Topic 326 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Specifically, in developing reasonable and supportable forecasts as part of estimating expected credit losses on accounts receivable, entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted this ASU in the fourth quarter of 2025, and applied it prospectively as of January 1, 2025, in accordance with the transition provisions for early adoption. The adoption of this ASU did not have a material impact on the financial statements.
Reclassification of Previously Reported Transaction and Recurring Revenue
In the first quarter of 2025, the Company reclassified certain prior-year transaction and recurring revenue amounts to align with a refined classification methodology. The impact of the reclassifications was not material, and the reclassified amounts for 2024 and 2023 are reflected in Note 3.
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
76     MOODY'S 2025 10-K

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
Computer Software Developed or Obtained for Internal Use
The Company capitalizes costs related to software developed or obtained for internal use. These assets, included in property and equipment in the consolidated balance sheets, relate to MA's cloud-based solutions as well as the Company’s financial, website and other systems. Such costs generally consist of employee compensation, direct costs for third-party license fees and professional services provided by third parties, in each case incurred either during the application development stage or in connection with upgrades and enhancements that increase functionality. Such costs are depreciated over their estimated useful lives on a straight-line basis. Costs incurred during the preliminary project stage of development as well as maintenance costs are expensed as incurred.
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
Subsequent to the aforementioned reorganization of the MA reporting unit structure, for the purposes of assessing the recoverability of goodwill, the Company now has three reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and one reporting unit within MA.
MOODY'S 2025 10-K     77

Impairment of Long-lived Assets and Definite-lived Intangible assets
Long-lived assets, which consist primarily of amortizable intangible assets, internal-use computer software, lease ROU Assets and property and equipment are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
78     MOODY'S 2025 10-K

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
MOODY'S 2025 10-K     79

Accounts Receivable Allowances
In order to determine an estimate of expected credit losses, receivables are segmented based on similar risk characteristics including historical credit loss patterns to calculate reserve rates. The Company uses an aging method for developing its allowance for credit losses by which receivable balances are stratified based on aging category. A reserve rate is calculated for each aging category which is generally based on historical information, and is adjusted, when necessary, for current conditions (e.g., macroeconomic or industry related). The Company also considers customer specific information (e.g., bankruptcy or financial difficulty) when estimating its expected credit losses, as well as the economic environment of the customers, both from an industry and geographic perspective, in evaluating the need for allowances. Expected credit losses are reflected as additions to the accounts receivable allowance. Actual uncollectible account write-offs are recorded against the allowance.
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
Lease expense for minimum operating lease payments is recognized on a straight-line basis over the lease term. This straight-line lease expense represents a single lease cost which is comprised of both an interest accretion component relating to the lease liability and amortization of the ROU Assets. The Company records this single lease cost in SG&A expenses. However, in situations where an operating lease ROU Asset has been impaired, the subsequent amortization of the ROU Asset is then recorded on a straight-line basis over the remaining lease term and is combined with accretion expense on the lease liability to result in single operating lease cost (which subsequent to impairment will no longer follow a straight-line recognition pattern).
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
80     MOODY'S 2025 10-K

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
MOODY'S 2025 10-K     81

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
For cash and cash equivalents, short-term investments and derivatives, the Company manages its credit exposure by limiting the amount of counterparty risk with any particular financial institution; limits are assigned to each counterparty based on perceived quality of credit and are monitored daily. Cash equivalents are held among various money market deposit accounts, money market funds, and certificates of deposits as of December 31, 2025 and 2024. Short-term investments primarily consist of certificates of deposit as of December 31, 2025 and 2024. Derivatives primarily consist of foreign exchange forwards or swap contracts (interest rate swaps and cross-currency swaps) as of December 31, 2025 and 2024. For trade receivables, no customer accounted for 10% or more of accounts receivable at December 31, 2025 or 2024.
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
82     MOODY'S 2025 10-K

Recently Issued Accounting Pronouncements
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
MOODY'S 2025 10-K     83

NOTE 3        REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Year Ended December 31,
	2025	2024	2023
MA:
Decision Solutions (DS)
Banking	$569	$551	$521
Insurance	685	598	550
KYC	438	367	312
Total DS	1,692	1,516	1,383
Research and Insights (R&I)	995	926	884
Data and Information (D&I)	912	853	789
Total external revenue	3,599	3,295	3,056
Intersegment revenue	12	13	13
Total MA	3,611	3,308	3,069
MIS:
Corporate finance (CFG)
Investment-grade	573	488	335
High-yield	324	285	150
Bank loans	503	527	292
Other accounts (1)	732	650	627
Total CFG	2,132	1,950	1,404
Structured finance (SFG)
Asset-backed securities	142	130	121
RMBS	111	98	92
CMBS	99	94	60
Structured credit	202	193	129
Other accounts (SFG)	4	3	3
Total SFG	558	518	405
Financial institutions (FIG)
Banking	500	450	378
Insurance	186	214	123
Managed investments	59	49	32
Other accounts (FIG)	14	14	12
Total FIG	759	727	545
Public, project and infrastructure finance (PPIF)
Public finance / sovereign	275	240	205
Project and infrastructure	360	324	271
Total PPIF	635	564	476
Total ratings revenue	4,084	3,759	2,830
MIS Other	35	34	30
Total external revenue	4,119	3,793	2,860
Intersegment royalty	198	193	186
Total MIS	4,317	3,986	3,046
Eliminations	(210)	(206)	(199)
Total MCO	$7,718	$7,088	$5,916
(1)Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
84     MOODY'S 2025 10-K

The following table presents the Company’s revenues disaggregated by LOB and geographic area:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$674	$1,018	$1,692	$570	$946	$1,516	$550	$833	$1,383
Research and Insights	547	448	995	514	412	926	490	394	884
Data and Information	327	585	912	306	547	853	281	508	789
Total MA	1,548	2,051	3,599	1,390	1,905	3,295	1,321	1,735	3,056
MIS:
Corporate finance	1,427	705	2,132	1,333	617	1,950	952	452	1,404
Structured finance	396	162	558	368	150	518	252	153	405
Financial institutions	384	375	759	386	341	727	253	292	545
Public, project and infrastructure finance	416	219	635	359	205	564	292	184	476
Total ratings revenue	2,623	1,461	4,084	2,446	1,313	3,759	1,749	1,081	2,830
MIS Other	—	35	35	—	34	34	1	29	30
Total MIS	2,623	1,496	4,119	2,446	1,347	3,793	1,750	1,110	2,860
Total MCO	$4,171	$3,547	$7,718	$3,836	$3,252	$7,088	$3,071	$2,845	$5,916

The following table presents the Company's reportable segment revenues disaggregated by segment and geographic region:

	Year Ended December 31,
	2025	2024	2023
MA:
U.S.	$1,548	$1,390	$1,321
Non-U.S.:
EMEA	1,406	1,306	1,207
Asia-Pacific	374	345	299
Americas	271	254	229
Total Non-U.S.	2,051	1,905	1,735
Total MA	3,599	3,295	3,056
MIS:
U.S.	2,623	2,446	1,750
Non-U.S.:
EMEA	970	868	679
Asia-Pacific	325	284	271
Americas	201	195	160
Total Non-U.S.	1,496	1,347	1,110
Total MIS	4,119	3,793	2,860
Total MCO	$7,718	$7,088	$5,916

MOODY'S 2025 10-K     85

The following table summarizes the split between transaction and recurring revenue:

	Year Ended December 31,
	2025			2024			2023
	Transaction	Recurring	Total	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$93	$476	$569	$113	$438	$551	$126	$395	$521
	16%	84%	100%	21%	79%	100%	24%	76%	100%
Insurance	$21	$664	$685	$26	$572	$598	$47	$503	$550
	3%	97%	100%	4%	96%	100%	9%	91%	100%
KYC	$3	$435	$438	$7	$360	$367	$5	$307	$312
	1%	99%	100%	2%	98%	100%	2%	98%	100%
Total Decision Solutions	$117	$1,575	$1,692	$146	$1,370	$1,516	$178	$1,205	$1,383
	7%	93%	100%	10%	90%	100%	13%	87%	100%
Research and Insights	$12	$983	$995	$12	$914	$926	$14	$870	$884
	1%	99%	100%	1%	99%	100%	2%	98%	100%
Data and Information	$8	$904	$912	$12	$841	$853	$7	$782	$789
	1%	99%	100%	1%	99%	100%	1%	99%	100%
Total MA (1)	$137	$3,462	$3,599	$170	$3,125	$3,295	$199	$2,857	$3,056
	4%	96%	100%	5%	95%	100%	7%	93%	100%
Corporate Finance	$1,559	$573	$2,132	$1,415	$535	$1,950	$887	$517	$1,404
	73%	27%	100%	73%	27%	100%	63%	37%	100%
Structured Finance	$315	$243	$558	$292	$226	$518	$190	$215	$405
	56%	44%	100%	56%	44%	100%	47%	53%	100%
Financial Institutions	$422	$337	$759	$418	$309	$727	$254	$291	$545
	56%	44%	100%	57%	43%	100%	47%	53%	100%
Public, Project and Infrastructure Finance	$438	$197	$635	$384	$180	$564	$301	$175	$476
	69%	31%	100%	68%	32%	100%	63%	37%	100%
MIS Other	$7	$28	$35	$8	$26	$34	$6	$24	$30
	20%	80%	100%	24%	76%	100%	20%	80%	100%
Total MIS	$2,741	$1,378	$4,119	$2,517	$1,276	$3,793	$1,638	$1,222	$2,860
	67%	33%	100%	66%	34%	100%	57%	43%	100%
Total Moody’s Corporation	$2,878	$4,840	$7,718	$2,687	$4,401	$7,088	$1,837	$4,079	$5,916
	37%	63%	100%	38%	62%	100%	31%	69%	100%
(1)    Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following table presents the timing of revenue recognition:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	MA	MIS	Total	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$100	$2,741	$2,841	$101	$2,517	$2,618	$102	$1,638	$1,740
Revenue recognized over time	3,499	1,378	4,877	3,194	1,276	4,470	2,954	1,222	4,176
Total	$3,599	$4,119	$7,718	$3,295	$3,793	$7,088	$3,056	$2,860	$5,916
86     MOODY'S 2025 10-K

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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at December 31, 2025 and December 31, 2024:

	As of December 31, 2025		As of December 31, 2024
	MA	MIS	MA	MIS
Unbilled Receivables	$106	$500	$122	$426
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the year ended December 31, 2025 are as follows:

	Year Ended December 31, 2025
	MA	MIS	Total
Balance at December 31, 2024	$1,243	$268	$1,511
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,152)	(220)	(1,372)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,290	212	1,502
Reclassification to liabilities held-for-sale (1)	(36)	$—	(36)
Increases due to acquisitions during the period	15		15
Decreases due to divestiture during the period (2)	(26)	$—	(26)
Effect of exchange rate changes	34	10	44
Total changes in deferred revenue	125	2	127
Balance at December 31, 2025	$1,368	$270	$1,638
Deferred revenue - current	$1,366	$216	$1,582
Deferred revenue - non-current	$2	$54	$56
(1) The 2025 reclassification to liabilities held-for-sale for the MA segment in the table above relates to the planned divestiture of the MA Regulatory Solutions business, more fully discussed in Note 11.
(2) The 2025 divestiture of a business for the MA segment in the table above relates to the divestiture of the MA Learning Solutions Business, more fully discussed in Note 22.
MOODY'S 2025 10-K     87

Significant changes in the deferred revenue balances during the year ended December 31, 2024 are as follows:

	Year Ended December 31, 2024
	MA	MIS	Total
Balance at December 31, 2023	$1,111	$270	$1,381
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,044)	(209)	(1,253)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,200	211	1,411
Increases due to acquisitions during the period	9	—	9
Effect of exchange rate changes	(33)	(4)	(37)
Total changes in deferred revenue	132	(2)	130
Balance at December 31, 2024	$1,243	$268	$1,511
Deferred revenue - current	$1,243	$211	$1,454
Deferred revenue - non-current	$—	$57	$57
Significant changes in the deferred revenue balances during the year ended December 31, 2023 are as follows:

	Year Ended December 31, 2023
	MA	MIS	Total
Balance at December 31, 2022	$1,055	$278	$1,333
Changes in deferred revenue
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(980)	(211)	(1,191)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,015	200	1,215
Effect of exchange rate changes	21	3	24
Total changes in deferred revenue	56	(8)	48
Balance at December 31, 2023	$1,111	$270	$1,381
Deferred revenue—current	$1,109	$207	$1,316
Deferred revenue—non-current	$2	$63	$65
For the MA segment, for all periods presented, the increase in deferred revenue was primarily due to organic growth. For the MIS segment, the change in deferred revenue was not significant for all periods presented.
Remaining performance obligations
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the consolidated balance sheet as of December 31, 2025 as well as amounts not yet invoiced to customers as of December 31, 2025, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.8 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $85 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 50% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.
88     MOODY'S 2025 10-K

Costs to Obtain or Fulfill a Contract with a Customer
MA Costs to Obtain a Contract with a Customer

	As of December 31,
	2025	2024
Capitalized costs to obtain sales contracts	$337	$294

	Year ended December 31,
	2025	2024	2023
Amortization of capitalized costs to obtain sales contracts	$117	$110	$102
Amortization of costs incurred to obtain customer contracts is included within SG&A expenses in the consolidated statements of operations. Costs incurred to obtain customer contracts are only in the MA segment.
MA and MIS Costs to Fulfill a Contract with a Customer

	As of December 31, 2025			As of December 31, 2024
	MA	MIS	Total	MA	MIS	Total
Capitalized costs to fulfill sales contracts	$44	$15	$59	$39	$12	$51

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	MA	MIS	Total	MA	MIS	Total	MA	MIS	Total
Amortization of capitalized costs to fulfill sales contracts	$77	$51	$128	$77	$43	$120	$70	$44	$114
Amortization of costs to fulfill customer contracts is included within operating expenses in the consolidated statements of operations.
NOTE 4    RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Year Ended December 31,
	2025	2024	2023
Basic	179.1	181.8	183.2
Dilutive effect of shares issuable under stock-based compensation plans	0.8	0.9	0.8
Diluted	179.9	182.7	184.0
Antidilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.2	0.4	0.5
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of December 31, 2025, 2024 and 2023.
MOODY'S 2025 10-K     89

NOTE 5    CASH EQUIVALENTS AND INVESTMENTS
The tables below provide additional information on the Company’s cash equivalents and investments:

	As of December 31, 2025
	Cost	Gross Unrealized Gains	Fair Value	Consolidated Balance Sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,459	$—	$1,459	$1,393	$64	$2
Mutual funds	$95	$13	$108	$—	$—	$108

	As of December 31, 2024
	Cost	Gross Unrealized Gains	Fair Value	Consolidated Balance Sheet location
				Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,911	$—	$1,911	$1,345	$566	$—
Mutual funds	$88	$10	$98	$—	$—	$98
(1)     Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are 1 month to 12 months at both December 31, 2025 and December 31, 2024. The remaining contractual maturities for the certificates of deposit classified in other assets are 13 months to 22 months at December 31, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company is invested in COLI. As of December 31, 2025 and December 31, 2024, the contract value of the COLI was $50 million and $48 million, respectively.
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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of December 31, 2025	As of December 31, 2024	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	500	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2020 Senior Notes due 2025	Pay Floating/Receive Fixed	—	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$2,250	$2,550
Refer to Note 16 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.
90     MOODY'S 2025 10-K

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income (expense) recognized in the Consolidated Statements of Operations
		Year Ended December 31,
		2025	2024	2023
Interest expense, net		$(213)	$(237)	$(251)
Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(62)	$(96)	$(89)
Fair value changes on interest rate swaps	Interest expense, net	$85	$14	$56
Fair value changes on hedged debt	Interest expense, net	$(85)	$(14)	$(56)
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

December 31, 2025
	Pay			Receive
Nature of Swap	Notional Amount		Weighted Average Interest Rate	Notional Amount		Weighted Average Interest Rate
Pay Fixed/Receive Fixed		€1,997	2.48%		$2,114	3.98%
Pay Floating/Receive Floating		€1,688	Based on ESTR		$1,750	Based on SOFR
Pay Fixed/Receive Fixed	HK$	3,907	—%		$500	0.64%
Pay Fixed/Receive Fixed	S$	389	—%	HK$	2,350	0.62%

December 31, 2024
	Pay		Receive
Nature of Swap	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Pay Fixed/Receive Fixed	€965	2.91%	$1,014	4.41%
Pay Floating/Receive Floating	€2,138	Based on ESTR	$2,250	Based on SOFR
MOODY'S 2025 10-K     91

As of December 31, 2025, these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD			SGD/HKD
Year Ending December 31,	Notional Amount (Pay)	Notional Amount (Receive)	Notional Amount (Pay)		Notional Amount (Receive)	Notional Amount (Pay)		Notional Amount (Receive)
2027	€530	$550	HK$	—	$—	S$	—	HK$	—
2028	588	600	—		—	—		—
2029	573	614	—		—	—		—
2030	662	700	—		—	—		—
2031	481	500	—		—	—		—
2032	481	500	3,907		500	389		2,350
2033	370	400		$—	$—		$—		$—
Total	€3,685	$3,864	HK$	3,907	$500	S$	389	HK$	2,350
The following table provides information on the gains (losses) on the Company’s net investment and cash flow hedges:

	Amount of Gain (Loss) Recognized in AOCL on Derivative, net of Tax			Amount of Gain (Loss) Reclassified from AOCL into Income, net of tax			Gain (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Cross currency swaps	$(339)	$157	$(97)	$—	$—	$—	$62	$47	$54
Long-term debt	(130)	65	(35)	—	—	—	—	—	—
Total net investment hedges	$(469)	$222	$(132)	$—	$—	$—	$62	$47	$54
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$1	$—	$1	$—	$—	$—
Interest rate contracts	—	—	—	(2)	(2)	(2)	—	—	—
Total cash flow hedges	$—	$—	$—	$(1)	$(2)	$(1)	$—	$—	$—
Total	$(469)	$222	$(132)	$(1)	$(2)	$(1)	$62	$47	$54
The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	December 31, 2025	December 31, 2024
Net investment hedges
Cross currency swaps	$(161)	$178
FX forwards	29	29
Long-term debt	(62)	68
Total net investment hedges	(194)	275
Cash flow hedges
Interest rate contracts	(42)	(43)
Cross currency swaps	1	1
Total cash flow hedges	(41)	(42)
Total net gain in AOCL	$(235)	$233
92     MOODY'S 2025 10-K

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
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	December 31, 2025			December 31, 2024
Notional amount of currency pair(1):	Sell	Buy		Sell	Buy
Contracts to sell USD for GBP	$693		£522	$604		£470
Contracts to sell USD for JPY	$17		¥2,700	$29		¥4,000
Contracts to sell USD for CAD	$39	C$	53	$35	C$	50
Contracts to sell USD for SGD	$39	S$	50	$45	S$	59
Contracts to sell USD for EUR	$107		€91	$—		€—
Contracts to sell USD for INR	$26	₹	2,400	$23	₹	1,900
Contracts to sell EUR for USD	€21		$25	€12		$12
(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian rupee
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at December 31, 2025 and related gains in the year ended December 31, 2025 were not material. The notional amount of the total return swaps at December 31, 2025 and December 31, 2024 was $72 million and $66 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

		Year Ended December 31,
Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	2025	2024	2023
FX forwards	Other non-operating income, net	$48	$(24)	$15
Total return swaps	Operating expense	$5	$5	$2
Total return swaps	SG&A expense	$2	$1	$1
MOODY'S 2025 10-K     93

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instruments as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-derivative Instruments
	Consolidated Balance Sheet Location	December 31, 2025	December 31, 2024
Assets:
Derivatives designated as accounting hedges:
Cross currency swaps designated as net investment hedges	Other assets	$—	$58
Total derivatives designated as accounting hedges		—	58
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	9	—
Total assets		$9	$58
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$—	$3
Cross currency swaps designated as net investment hedges	Other liabilities	456	26
Interest rate swaps designated as fair value hedges	Other liabilities	84	166
Total derivatives designated as accounting hedges		540	195
Non-derivatives designated as accounting hedges:
Long-term debt designated as net investment hedge	Long-term debt	1,468	1,294
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	—	21
Total liabilities		$2,008	$1,510
NOTE 7    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2025	2024
Office and computer equipment (3 - 10 year estimated useful life)	$322	$400
Office furniture and fixtures (3 - 10 year estimated useful life)	58	57
Internal-use computer software (1 - 10 year estimated useful life)	1,649	1,417
Leasehold improvements and building (4 - 20 year estimated useful life)	265	235
Total property and equipment, at cost	2,294	2,109
Less: accumulated depreciation and amortization	(1,572)	(1,453)
Total property and equipment, net	$722	$656
The increase in internal-use computer software in the table above primarily relates to capitalized software development costs pursuant to MA's strategic shift to cloud-based solutions. Depreciation and amortization expense related to the above assets for the years ended December 31, 2025, 2024, and 2023 was $265 million, $233 million, and $175 million, respectively, of which $211 million, $180 million, and $121 million, respectively, related to amortization of internal-use computer software. The amounts for the year ended December 31, 2025 exclude incremental amortization expense of $3 million due to a reduction in the useful life of the internal-use software assets pursuant to the Strategic and Operational Efficiency Restructuring Program, which is included within restructuring expense on the consolidated statement of operations, as more fully discussed in Note 9. The amounts for the year ended December 31, 2024 exclude incremental amortization expense of $26 million associated with internal-use computer software which is presented within charges related to asset abandonment on the consolidated statement of operations, as more fully discussed in Note 22.
On a weighted-average basis, Moody's internal-use computer software has an estimated useful life of approximately 4.4 years.
94     MOODY'S 2025 10-K

NOTE 8        GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following tables summarize the activity in goodwill:

	Year Ended December 31, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (1)	135	—	135	8	—	8	143	—	143
Foreign currency translation adjustments	334	—	334	(5)	—	(5)	329	—	329
Reclassification to assets held-for-sale (2)	(89)	—	(89)	—	—	—	(89)	—	(89)
Divestiture of business (3)	(9)	—	(9)	—	—	—	(9)	—	(9)
Ending Balance	$5,997	$(12)	$5,985	$383	$—	$383	$6,380	$(12)	$6,368

	Year Ended December 31, 2024
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,681	$(12)	$5,669	$287	$—	$287	$5,968	$(12)	$5,956
Additions/ adjustments (4)	112	—	112	97	—	97	209	—	209
Foreign currency translation adjustments	(167)	—	(167)	(4)	—	(4)	(171)	—	(171)
Ending balance	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
(1)The 2025 additions/adjustments primarily relate to the acquisition of CAPE Analytics and ICR Chile in 2025.
(2)The 2025 reclassification to assets held-for-sale for the MA segment in the table above relates to the planned divestiture of the MA Regulatory Solutions business, more fully discussed in Note 11.
(3)The 2025 divestiture of business for the MA segment in the table above relates to the divestiture of the MA Learning Solutions Business, more fully discussed in Note 22.
(4)The 2024 additions/adjustments primarily relate to acquisitions in 2024 (most notably GCR, Numerated and Praedicat).
MOODY'S 2025 10-K     95

Acquired intangible assets and related accumulated amortization consisted of:

	December 31,
	2025	2024
Customer relationships	$2,165	$2,035
Accumulated amortization	(724)	(631)
Net customer relationships	1,441	1,404
Software/product technology	774	695
Accumulated amortization	(526)	(419)
Net software/product technology	248	276
Database	164	166
Accumulated amortization	(103)	(89)
Net database	61	77
Trade names	201	199
Accumulated amortization	(96)	(83)
Net trade names	105	116
Other (1)	64	67
Accumulated amortization	(53)	(50)
Net other	11	17
Total	$1,866	$1,890

(1)Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization expense (1)	$215	$198	$198
(1)Amount for the year ended December 31, 2024 excludes incremental amortization expense of $5 million associated with amortizable intangible assets which is presented within charges related to asset abandonment on the consolidated statement of operations, as more fully discussed in Note 22 to the consolidated financial statements.
Estimated future annual amortization expense for intangible assets subject to amortization is as follows:

Year Ending December 31,
2026	$207
2027	195
2028	182
2029	150
2030	126
Thereafter	1,006
Total estimated future amortization	$1,866
NOTE 9    RESTRUCTURING
On December 19, 2024, the CEO of Moody’s approved the Strategic and Operational Efficiency Restructuring Program. The Company estimates that upon completion, the program will result in annualized savings of $250 million to $300 million. This program relates to the Company's strategy to realign its operations toward high priority growth areas and to consolidate certain functions to simplify the organization to enable improved operating efficiency and leverage. This program will primarily include a reduction in staff, the rationalization and exit of certain leased office spaces and the retirement of certain legacy software applications. The program includes $210 million to $230 million of expected pre-tax personnel-related restructuring charges, an amount that includes severance costs (primarily determined under the Company’s existing severance plans), expense related to the modification of equity awards and other related costs. In addition, the program is expected to result in approximately $5 million of non-cash charges from the exit from certain leased office spaces and $10 million to $15 million of non-cash charges related to incremental amortization of internally developed software due to a reduction in the useful life of the software assets. The savings generated from the Strategic and Operational Efficiency Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments. The Strategic and Operational Efficiency Restructuring Program is expected to be substantially complete by the end of 2026. Cash outlays associated with this program are expected to be $210 million to $230 million, which are expected to be paid through 2027.
96     MOODY'S 2025 10-K

On June 30, 2022, the CEO of Moody’s approved the 2022 - 2023 Geolocation Restructuring Program. This program related to the Company's post-COVID-19 geolocation strategy and other strategic initiatives and included the rationalization and exit of certain leased office spaces and a reduction in staff, including the relocation of certain job functions. Cumulative charges related to this program are shown in the table below. The savings generated from the 2022 - 2023 Geolocation Restructuring Program strengthened the Company's operating margin, with a portion being deployed to support strategic investments, including the Company's workplace of the future program and employee retention initiatives. The 2022 - 2023 Geolocation Restructuring Program was substantially complete at the end of 2023.
Total expenses included in the accompanying consolidated statements of operations related to the aforementioned restructuring programs are outlined below:

	Year ended December 31,			Cumulative expense incurred
	2025	2024	2023
2022 - 2023 Geolocation Restructuring Program
Employee Termination Costs (1)	$—	$14	$51	$151
Real Estate Related Costs (2)	—	—	36	63
Total 2022-2023 Geolocation Restructuring Program Costs	$—	$14	$87	$214
Strategic and Operational Efficiency Restructuring Program
Employee Termination Costs (1)	$101	$45	$—	$146
Real Estate Related Costs (3)	4	—	—	4
Internally developed software-related charges (4)	3	—	—	3
Total Strategic and Operational Efficiency Restructuring Program Costs	$108	$45	$—	$153
Total Restructuring	$108	$59	$87
(1)Primarily includes severance costs, expense related to the modification of equity awards and professional service fees related to execution of the restructuring program.
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
(3)Includes the incremental amortization in the period of ROU Assets that have been abandoned or for which abandonment is planned in future periods.
(4)Includes the incremental amortization in the period relating to a change in estimated useful lives for certain internally developed software that has been abandoned or for which abandonment is planned in future periods.
Changes to the restructuring liability for the aforementioned restructuring programs were as follows:

	2025	2024	2023
Balance as of January 1	$47	$36	$64
2022 - 2023 Geolocation Restructuring Program:
Cost incurred and adjustments	(1)	14	51
Cash payments	(7)	(42)	(79)
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	99	44	—
Cash payments	(97)	(5)	—
Balance as of December 31 (1)	$41	$47	$36
(1)Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of December 31, 2025, substantially all of the remaining $41 million restructuring liability is expected to be paid out in 2026.

MOODY'S 2025 10-K     97

NOTE 10    FAIR VALUE
The tables below present information about items that are carried at fair value at December 31, 2025 and 2024:

	Fair value Measurement as of December 31, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$9	$—	$9
Money market funds/mutual funds	113	113	—
Total	$122	$113	$9
Liabilities:
Derivatives (1)	$540	$—	$540
Total	$540	$—	$540

	Fair Value Measurement as of December 31, 2024
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$58	$—	$58
Money market funds/mutual funds	108	108	—
Total	$166	$108	$58
Liabilities:
Derivatives (1)	$216	$—	$216
Total	$216	$—	$216
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
98     MOODY'S 2025 10-K

NOTE 11    OTHER BALANCE SHEET INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	December 31,
	2025	2024
Other current assets:
Prepaid taxes	$139	$81
Prepaid expenses	184	179
Capitalized costs to obtain and fulfill sales contracts	143	131
Foreign exchange forwards on certain assets and liabilities	9	—
Interest receivable on interest rate and cross currency swaps	95	77
Assets held for sale	98	—
Other	46	47
Total other current assets	$714	$515

	December 31,
	2025	2024
Other assets:
Investments in non-consolidated affiliates	$489	$465
Deposits for real-estate leases	16	15
Indemnification assets related to acquisitions	35	109
Mutual funds, certificates of deposit and money market deposit accounts/funds	110	98
Company owned life insurance (at contract value)	50	48
Capitalized costs to obtain sales contracts	253	214
Derivative instruments designated as accounting hedges	—	58
Pension and other retirement employee benefits	74	60
Other	74	99
Total other assets	$1,101	$1,166

	December 31,
	2025	2024
Accounts payable and accrued liabilities:
Benefits and payroll taxes	$126	$133
Incentive compensation	390	452
Customer credits, advanced payments and advanced billings	163	142
Dividends	8	32
Professional service fees	49	38
Interest accrued on debt	86	92
Accounts payable	62	53
Income taxes	146	144
Pension and other retirement employee benefits	9	11
Accrued royalties	20	25
FX forwards on certain assets and liabilities	—	21
Restructuring liability	41	46
Derivative instruments designated as accounting hedges	—	3
Interest payable on interest rate and cross currency swaps	66	60
Liabilities held for sale	36	—
Other	102	92
Total accounts payable and accrued liabilities	$1,304	$1,344

MOODY'S 2025 10-K     99

	December 31,
	2025	2024
Other liabilities:
Pension and other retirement employee benefits	$216	$195
Interest accrued on UTPs	43	47
MAKS indemnification provisions	19	19
Income tax liability – non-current portion	—	12
Derivative instruments designated as accounting hedges	540	192
Other	41	52
Total other liabilities	$859	$517
Assets and Liabilities Held-for-Sale:
In December 2025, the Company entered into an agreement to sell the MA Regulatory Solutions business. As of December 31, 2025, the assets and liabilities related to this business are classified as held-for-sale. The Company expects the transaction to close during the first half of 2026.
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	December 31,
	2025	2024
Equity method investments (1)	$121	$127
Investments measured using the measurement alternative (2)	350	328
Other	18	10
Total investments in non-consolidated affiliates	$489	$465
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
NOTE 12    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Year Ended December 31, 2025
	Pension and Other Retirement Benefits	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2024	$(39)	$(42)	$(832)	$275	$(638)
Other comprehensive income (loss) before reclassifications	7	—	601	(469)	139
Amounts reclassified from AOCL	(2)	1	—	—	(1)
Other comprehensive income (loss)	5	1	601	(469)	138
Balance at December 31, 2025	$(34)	$(41)	$(231)	$(194)	$(500)
100     MOODY'S 2025 10-K

	Year Ended December 31, 2024
	Pension and Other Retirement Benefits	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2023	$(56)	$(44)	$(520)	$53	$(567)
Other comprehensive income (loss) before reclassifications	19	—	(312)	222	(71)
Amounts reclassified from AOCL	(2)	2	—	—	—
Other comprehensive income (loss)	17	2	(312)	222	(71)
Balance at December 31, 2024	$(39)	$(42)	$(832)	$275	$(638)

	Year Ended December 31, 2023
	Pension and Other Retirement Benefits	Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31, 2022	$(47)	$(45)	$(736)	$185	$(643)
Other comprehensive income (loss) before reclassifications	(6)	—	216	(132)	78
Amounts reclassified from AOCL	(3)	1	—	—	(2)
Other comprehensive income (loss)	(9)	1	216	(132)	76
Balance at December 31, 2023	$(56)	$(44)	$(520)	$53	$(567)

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
MOODY'S 2025 10-K     101

The following is a summary of changes in benefit obligations and fair value of plan assets for the Retirement Plans for the years ended December 31:

	Pension Plans		Other Retirement Plans
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of the period	$(464)	$(484)	$(42)	$(42)
Service cost	(10)	(10)	(3)	(3)
Interest cost	(25)	(22)	(2)	(2)
Plan participants’ contributions	—	—	(2)	(2)
Benefits paid	21	24	4	3
Actuarial (loss) gain	(3)	—	2	—
Assumption changes	(11)	28	(1)	4
Benefit obligation, end of the period	$(492)	$(464)	$(44)	$(42)
Change in plan assets:
Fair value of plan assets, beginning of the period	$460	$449	$—	$—
Actual return on plan assets	55	24	—	—
Benefits paid	(21)	(24)	(3)	(3)
Employer contributions	6	11	1	1
Plan participants’ contributions	—	—	2	2
Fair value of plan assets, end of the period	$500	$460	$—	$—
Funded status of the plans	$8	$(4)	$(44)	$(42)
Amounts recorded on the consolidated balance sheets:
Pension and retirement benefits asset – non current	$75	$60	$—	$—
Pension and retirement benefits liability – current	(7)	(8)	(2)	(2)
Pension and retirement benefits liability – non current	(60)	(56)	(42)	(40)
Net amount recognized	$8	$(4)	$(44)	$(42)
Accumulated benefit obligation, end of the period	$(464)	$(436)
The net increase in the pension benefit obligation from assumption changes in 2025 primarily resulted from a decrease to the discount rates used to measure the obligation. The net decrease in the pension benefit obligation from assumption changes and actuarial losses in 2024 primarily resulted from increase to the discount rates used to measure the obligation.
The following information is for those pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2025	2024
Aggregate projected benefit obligation	$68	$65
Aggregate accumulated benefit obligation	$60	$57
The following table summarizes the pre-tax net actuarial losses and prior service costs recognized in AOCL for the Company’s Retirement Plans as of December 31:

	Pension Plans		Other Retirement Plans
	2025	2024	2025	2024
Net actuarial gains (losses)	$(53)	$(61)	$13	$13
Net prior service credits	—	1	—	—
Total recognized in AOCL – pre-tax	$(53)	$(60)	$13	$13
102     MOODY'S 2025 10-K

Net periodic pension expenses (income) recognized for the Retirement Plans are as follows for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2025	2024	2023	2025	2024	2023
Components of net periodic expense (income)
Service cost	$10	$10	$11	$3	$3	$3
Interest cost	25	22	22	2	2	2
Expected return on plan assets	(33)	(30)	(32)	—	—	—
Amortization of net actuarial (gains) losses and prior service credits from earlier periods	(1)	—	(1)	(1)	(1)	(1)
(Gain) loss on settlement of pension obligations	—	(1)	(2)	—	—	—
Net periodic expense (income)	$1	$1	$(2)	$4	$4	$4
The following table summarizes the pre-tax amounts recorded in OCI related to the Company’s Retirement Plans for the years ended December 31:

	Pension Plans			Other Retirement Plans
	2025	2024	2023	2025	2024	2023
Amortization of net actuarial (gains) losses and prior service credit	$(1)	$(1)	$(1)	$(1)	$(1)	$(1)
(Gain) loss on settlement of pension obligations	—	(1)	(2)	—	—	—
Net actuarial gain (loss) arising during the period	8	22	(3)	1	4	1
Total recognized in OCI – pre-tax	$7	$20	$(6)	$—	$3	$—
ADDITIONAL INFORMATION:
Assumptions—Retirement Plans
Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Plans		Other Retirement Plans
	2025	2024	2025	2024
Discount rate	5.24%	5.43%	5.30%	5.40%
Rate of compensation increase	3.10%	3.60%	—	—
Cash balance plan interest crediting rate	4.71%	4.78%	—	—
Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31:

	Pension Plans			Other Retirement Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.43%	4.73%	4.93%	5.40%	4.75%	4.90%
Expected return on plan assets	6.60%	6.10%	6.55%	—	—	—
Rate of compensation increase	3.60%	3.60%	3.63%	—	—	—
Cash balance plan interest crediting rate	4.78%	4.50%	4.50%	—	—	—
The expected rate of return on plan assets represents the Company’s best estimate of the long-term return on plan assets and is determined by using a building block approach, which generally weighs the underlying long-term expected rate of return for each major asset class based on their respective allocation target within the plan portfolio, net of plan paid expenses. As the assumption reflects a long-term time horizon, the plan performance in any one particular year does not, by itself, significantly influence the Company’s evaluation. For 2025, the expected rate of return used in calculating the net periodic benefit costs was 6.60%. For 2026, the Company’s expected rate of return assumption is 6.95% to reflect the Company’s current view of long-term capital market outlook.
MOODY'S 2025 10-K     103

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
Fair value of the assets in the Company’s funded pension plan by asset category at December 31, 2025 and 2024 are as follows:

	Fair Value Measurement as of December 31, 2025
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalents	$4	$—	$4	$—	1%
Common/collective trust funds—equity securities
U.S. large-cap	119	—	119	—	24%
U.S. small and mid-cap	28	—	28	—	6%
Total equity investments	147	—	147	—	30%
Emerging markets bond fund	35	—	—	35	7%
Common/collective trust funds and corporate bonds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	64	—	64	—	13%
Mutual funds
Long duration corporate bonds	157	—	157	—	31%
U.S. Treasury Inflation-Protected Securities (TIPs)	27	27	—	—	5%
Emerging markets equity	26	—	26	—	5%
Private investment fund—high yield securities	16	—	—	16	3%
Total fixed-income investments	325	27	247	51	64%
Other investment—private real estate fund	24	—	—	24	5%
Total Assets	$500	$27	$398	$75	100%
104     MOODY'S 2025 10-K

	Fair Value Measurement as of December 31, 2024
Asset Category	Balance	Level 1	Level 2	Measured using NAV practical expedient (1)	% of total assets
Cash and cash equivalents	$2	$—	$2	$—	—%
Common/collective trust funds—equity securities
U.S. large-cap	114	—	114	—	25%
U.S. small and mid-cap	25	—	25	—	5%
Total equity investments	139	—	139	—	30%
Emerging markets bond fund	30	—	—	30	7%
Common/collective trust funds and corporate bonds—fixed income securities
Intermediate-term investment grade U.S. government/ corporate bonds	57	—	57	—	12%
Mutual funds
Long duration corporate bonds	146	—	146	—	32%
U.S. Treasury Inflation-Protected Securities (TIPs)	26	26	—	—	6%
Emerging markets equity	21	—	21	—	5%
Private investment fund—high yield securities	15	—	—	15	3%
Total fixed-income investments	295	26	224	45	65%
Other investment—private real estate debt fund	24	—	—	24	5%
Total Assets	$460	$26	$365	$69	100%
(1)Investments are measured using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit a reconciliation of the fair value hierarchy to the value of the total plan assets.
Cash and cash equivalents are primarily comprised of investments in money market mutual funds. In determining fair value, Level 1 investments are valued based on quoted market prices in active markets. Investments in common/collective trust and private mutual funds are valued using the NAV per unit in each fund. The NAV is based on the value of the underlying investments owned by each fund, minus its liabilities, and then divided by the number of shares outstanding. Common/collective trust funds and the private mutual fund are categorized in Level 2 to the extent that they are considered to have a readily determinable fair value. Government/corporate bonds are categorized as Level 2 as their fair values are derived from observable market data. Investments for which fair value is estimated by using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy.
Except for the Company’s U.S. funded pension plan, all of Moody’s Retirement Plans are unfunded and therefore have no plan assets.
Cash Flows
The Company did not contribute to its U.S. funded pension plan during the years ended December 31, 2025 and 2024, and does not anticipate making a contribution to the funded plan in 2026. For its unfunded plans, actual contributions in 2025 were not material and expected payments in 2026 are not expected to be material.
Estimated Future Benefits Payable
Estimated future benefits payments for the Retirement Plans are as follows as of the year ended December 31, 2025:

Year Ending December 31,	Pension Plans	Other Retirement Plans
2026	$33	$2
2027	35	2
2028	38	3
2029	39	3
2030	39	3
2031 - 2035	182	20
MOODY'S 2025 10-K     105

Defined Contribution Plans
Moody’s has a Profit Participation Plan covering substantially all U.S. employees. The Profit Participation Plan provides for an employee salary deferral and the Company matches employee contributions, equal to 50% of employee contribution up to a maximum of 3% of the employee’s pay. Effective January 1, 2008, all new hires are automatically enrolled in the Profit Participation Plan when they meet eligibility requirements unless they decline participation. As the Company’s U.S. DBPPs are closed to new entrants effective January 1, 2008, all eligible new hires will instead receive a retirement contribution into the Profit Participation Plan in value similar to the pension benefits. Additionally, effective January 1, 2008, the Company implemented a deferred compensation plan in the U.S., which is unfunded and provides for employee deferral of compensation and Company matching contributions related to compensation in excess of the IRS limitations on benefits and contributions under qualified retirement plans. Total expenses associated with U.S. defined contribution plans were $67 million, $73 million and $71 million in the years ended December 31, 2025, 2024 and 2023, respectively.
Effective January 1, 2008, Moody’s has designated the Moody’s Stock Fund, an investment option under the Profit Participation Plan, as an Employee Stock Ownership Plan and, as a result, participants in the Moody’s Stock Fund may receive dividends in cash or may reinvest such dividends into the Moody’s Stock Fund. Dividend payments relating to the Moody’s Stock Fund were immaterial in each of the years ended December 31, 2025, 2024, and 2023. The Company records the dividends as a reduction of retained earnings in the Consolidated Statements of Shareholders’ Equity. The Moody’s Stock Fund held approximately 282,442 and 304,076 shares of Moody’s common stock at December 31, 2025 and 2024, respectively.
Non-U.S. Plans
Certain of the Company’s non-U.S. operations provide pension benefits to their employees. The non-U.S. defined benefit pension plans are immaterial. For defined contribution plans, company contributions are primarily determined as a percentage of employees’ eligible compensation. Expenses related to these defined contribution plans for the years ended December 31, 2025, 2024, and 2023 were $61 million, $50 million, and $42 million, respectively.
NOTE 14    STOCK-BASED COMPENSATION PLANS
Under the 1998 Plan, 33.0 million shares of the Company’s common stock have been reserved for issuance. The 2001 Plan, which is shareholder approved, permits the granting of up to 54.6 million shares, of which not more than 10.7 million shares are available for grants of awards other than stock options. The stock plans also provide for the granting of restricted stock. The stock plans provide that options are exercisable not later than ten years from the grant date. The vesting period for awards under the stock plans is generally determined by the Board at the date of the grant and has been four years except for employees who are at or near retirement eligibility, as defined, for which vesting is between one and four years. Additionally, the vesting period is between three years and four years for certain performance-based restricted stock that contain a condition whereby the number of shares that ultimately vest are based on the achievement of certain non-market based performance metrics of the Company. Options may not be granted at less than the fair market value of the Company’s common stock at the date of grant.
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
Presented below is a summary of the stock-based compensation expense and associated tax benefit in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$234	$221	$193
Tax benefit	$50	$48	$45
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
106     MOODY'S 2025 10-K

The following weighted average assumptions were used for options granted:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	0.73%	0.91%	1.04%
Expected stock volatility	27%	28%	29%
Risk-free interest rate	4.51%	4.34%	4.19%
Expected holding period (in years)	5.6	5.9	5.8
Grant date fair value	$163.75	$120.42	$94.71
A summary of option activity as of December 31, 2025 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2024	0.7	$267.64
Granted	0.1	$513.21
Exercised	(0.2)	$185.62
Outstanding, December 31, 2025	0.6	$313.90	5.7 years	$116
Vested and expected to vest, December 31, 2025	0.6	$313.15	5.7 years	$115
Exercisable, December 31, 2025	0.3	$250.42	4.2 years	$82
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Moody’s closing stock price on the last trading day of the year ended December 31, 2025 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of December 31, 2025. This amount varies based on the fair value of Moody’s stock. As of December 31, 2025, there was $8 million of total unrecognized compensation expense related to options. The expense is expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes information relating to stock option exercises:

	Year Ended December 31,
	2025	2024	2023
Proceeds from stock option exercises	$28	$53	$32
Aggregate intrinsic value	$47	$76	$58
Tax benefit realized upon exercise	$10	$13	$14
A summary of nonvested restricted stock activity for the year ended December 31, 2025 is presented below:

Nonvested Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2024	1.3	$330.84
Granted	0.4	$479.70
Vested	(0.5)	$323.29
Forfeited	(0.1)	$395.00
Balance, December 31, 2025	1.1	$400.12
As of December 31, 2025, there was $251 million of total unrecognized compensation expense related to nonvested restricted stock. The expense is expected to be recognized over a weighted average period of 2.5 years.
The following table summarizes information relating to the vesting of restricted stock awards:

	Year Ended December 31,
	2025	2024	2023
Fair value of shares vested	$263	$199	$164
Tax benefit realized upon vesting	$65	$48	$40
MOODY'S 2025 10-K     107

A summary of performance-based restricted stock activity for the year ended December 31, 2025 is presented below:

Performance-based restricted stock	Shares	Weighted Average Grant Date Fair Value Per Share
Balance, December 31, 2024	0.3	$330.78
Granted	0.1	$501.88
Vested	(0.1)	$313.05
Balance, December 31, 2025	0.3	$370.34

The following table summarizes information relating to the vesting of the Company’s performance-based restricted stock awards:

	Year Ended December 31,
	2025	2024	2023
Fair value of shares vested	$8	$40	$24
Tax benefit realized upon vesting	$1	$9	$3
As of December 31, 2025, there was $50 million of total unrecognized compensation expense related to this plan. The expense is expected to be recognized over a weighted average period of 1.7 years.
The Company has a policy of issuing treasury stock to satisfy shares issued under stock-based compensation plans.
In addition, the Company also sponsors the ESPP. Under the ESPP, 6.0 million shares of common stock were reserved for issuance. The ESPP permits eligible employees to purchase common stock of the Company on a monthly basis at a discount to the average of the high and the low trading prices on the New York Stock Exchange on the last trading day of each month. This discount was 5% in 2025, 2024, and 2023, resulting in the ESPP qualifying for non-compensatory status under ASC Topic 718. Accordingly, no compensation expense was recognized for the ESPP in 2025, 2024, and 2023. The employee purchases are funded through after-tax payroll deductions, which plan participants can elect from one percent to ten percent of compensation, subject to the annual federal limit.
NOTE 15    INCOME TAXES
Components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$231	$280	$76
State and Local	99	106	67
Non-U.S.	355	316	222
Total current	685	702	365
Deferred:
Federal	35	(21)	(14)
State and Local	8	(6)	(4)
Non-U.S.	(60)	(35)	(20)
Total deferred	(17)	(62)	(38)
Total provision for income taxes	$668	$640	$327

108     MOODY'S 2025 10-K

A reconciliation of the U.S. federal statutory tax rate to the Company’s ETR on income before provision for income taxes is as follows:

	Year Ended December 31,
	2025		2024		2023
U.S. statutory tax rate	$657	21.0%	$567	21.0%	$406	21.0%
State and local taxes, net of federal tax benefit (1)	93	3.0%	74	2.7%	49	2.5%
Net U.S. tax effect of cross-border tax laws	(4)	(0.1)%	(14)	(0.5)%	2	0.1%
Other nontaxable or nondeductible items	30	1.0%	22	0.9%	4	0.2%
Excess tax benefits on share-based payments	(33)	(1.1)%	(27)	(1.0)%	(15)	(0.8)%
Tax credits - research credit	(12)	(0.4)%	(15)	(0.6)%	(19)	(0.9)%
Domestic state and local income taxes, net of federal effect	731	23.4%	607	22.5%	427	22.1%
Foreign Tax Expense
Belgium
Innovation deduction	(37)	(1.2)%	(25)	(0.9)%	(26)	(1.3)%
Other	15	0.4%	3	0.1%	10	0.5%
United Kingdom	11	0.4%	34	1.3%	25	1.2%
Other foreign jurisdictions	3	0.1%	1	—%	7	0.4%
Tax expense (benefit) relating to foreign operations	(8)	(0.3)%	13	0.5%	16	0.8%

Changes in unrecognized tax benefits	(55)	(1.8)%	20	0.7%	(116)	(6.0)%

Total	$668	21.3%	$640	23.7%	$327	16.9%
(1) For all years presented, state taxes in California, New York and New York City made up the majority (greater than 50 percent) of the tax effect in this category.

Components of the Company’s income tax paid are as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$353	$223	$59
U.S. State and Local	132	88	23
Total U.S.	485	311	82

Belgium	32	39	32
Canada	68	63	44
Germany	43	30	35
United Kingdom	79	93	64
Other foreign jurisdictions	118	77	87
Total non-U.S.	340	302	262

Total Income Tax Paid	$825	$613	$344

The source of income before provision for income taxes is as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$1,743	$1,446	$892
Non-U.S.	1,387	1,253	1,043
Income before provision for income taxes	$3,130	$2,699	$1,935
MOODY'S 2025 10-K     109

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Account receivable allowances	$10	$10
Stock-based compensation	69	60
Accrued compensation and benefits	52	50
Capitalized costs	43	24
Operating lease liabilities	87	84
Deferred revenue	217	211
Net operating loss	64	58
Uncertain tax positions	30	33
Loss on net investment hedges - OCI	83	—
Interest expense carryforward	25	20
Other	25	30
Total deferred tax assets	705	580
Deferred tax liabilities:
Accumulated depreciation and amortization of intangible assets and capitalized software	(563)	(522)
ROU Assets	(67)	(56)
Capital gains	(14)	(13)
Deferred tax on unremitted foreign earnings	(21)	(20)
Gain on net investment hedges - OCI	(4)	(82)
Other	(16)	(18)
Total deferred tax liabilities	(685)	(711)
Net deferred tax asset and (liabilities)	20	(131)
Valuation allowance	(30)	(25)
Total net deferred tax liabilities	$(10)	$(156)
The Company regularly evaluates which entities it will indefinitely reinvest earnings. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested.
The Company had valuation allowances of $30 million and $25 million at December 31, 2025 and 2024, respectively, related to foreign net operating losses, for which realization is uncertain.
A reconciliation of the beginning and ending amount of UTPs is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1	$211	$196	$322
Additions for tax positions related to the current year	22	33	21
Additions for tax positions of prior years	—	11	3
Reductions for tax positions of prior years	(5)	(11)	(17)
Settlements with taxing authorities	—	(3)	(108)
Lapse of statute of limitations	(70)	(15)	(25)
Balance as of December 31	$158	$211	$196
As of December 31, 2025, the Company had $158 million of UTPs of which $145 million represents the amount that, if recognized, would impact the ETR in future periods.
110     MOODY'S 2025 10-K

Moody’s Corporation and subsidiaries are subject to U.S. federal income tax as well as income tax in various state, local and multiple foreign jurisdictions. The Company’s U.S. federal income tax returns for 2022 through 2024 remain open to examination. Currently, the Company's New York State tax returns for 2022 through 2024 are under examination. Additionally, New York City tax returns for the years 2018 through 2022 are also under examination, while returns for 2023 and 2024 are open for examination. Furthermore, the Company's U.K. corporate income tax returns are under audit for the years 2017 through 2023, with the 2024 return still open for examination.
The Company classifies interest related to UTPs in interest expense in its consolidated statements of operations. Penalties, if incurred, are recognized in other non-operating (expense) income, net. Refer to Note 16 for disclosure of interest (expense) income relating to UTPs and other tax-related liabilities. As of December 31, 2025, 2024, and 2023 the amount of accrued interest recorded in the Company’s consolidated balance sheets related to UTPs was $43 million, $47 million and $36 million, respectively.
In the fourth quarter of 2025, pursuant to a lapse of a statute of limitations, the Company reversed $64 million in reserves (and $15 million in related interest accruals) for uncertain tax positions that were assumed as part of a prior year M&A transaction, for which the sellers had indemnified Moody's. This tax benefit and related reduction to Interest expense, net is offset by the release of the related indemnification asset within Other non-operating income, net, with no impact to net income. In 2023, settlements with taxing authorities were primarily attributable to the favorable resolution of UTPs across various U.S. and non-U.S. jurisdictions.
Tax Legislation
Effective in 2024, multiple foreign jurisdictions in which the Company operates have enacted legislation to adopt a minimum tax rate described in the Global Anti-Base Erosion tax model rules (referred to as GloBE or Pillar II) issued by the OECD. A minimum ETR of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional effective tax rate up to 15%. The Pillar II minimum tax did not have a material impact on the Company's results of operations or financial position.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. Key provisions of the OBBBA include making permanent certain aspects of the Tax Act, modifying certain international tax rules, and restoring provisions that accelerate deductions for certain business investments and expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in subsequent years. The OBBBA did not have material impact on the Company’s consolidated financial statements for the year ended December 31, 2025, and the Company does not expect the changes to have a material impact on the provision for income taxes or net income in future periods.
MOODY'S 2025 10-K     111

NOTE 16    INDEBTEDNESS
The Company’s debt is recorded at its carrying amount, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying amount adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

	December 31, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps(1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(18)	$3	$(4)	$581
1.75% 2015 Senior Notes, due 2027	587	—	—	—	587
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(19)	(1)	(1)	379
4.875% 2018 Senior Notes, due 2048	400	(21)	(6)	(3)	370
0.950% 2019 Senior Notes, due 2030	881	—	(2)	(3)	876
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(23)	(8)	(4)	465
4.25% 2022 Senior Notes, due 2032	500	(3)	(1)	(3)	493
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,168	$(84)	$(49)	$(41)	$6,994

	December 31, 2024
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(32)	$3	$(4)	$567
1.75% 2015 Senior Notes due 2027	518	—	—	(1)	517
3.25% 2017 Senior Notes, due 2028	500	(13)	(2)	(1)	484
4.25% 2018 Senior Notes, due 2029	400	(35)	(1)	(1)	363
4.875% 2018 Senior Notes, due 2048	400	(35)	(6)	(3)	356
0.950% 2019 Senior Notes, due 2030	776	—	(1)	(3)	772
3.75% 2020 Senior Notes, due 2025	700	(3)	—	—	697
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(6)	(4)	590
2.75% 2021 Senior Notes, due 2041	600	—	(12)	(5)	583
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(43)	(8)	(5)	444
4.25% 2022 Senior Notes, due 2032	500	(8)	(2)	(3)	487
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,694	$(169)	$(52)	$(45)	$7,428
Current portion					(697)
Total long-term debt					$6,731
(1)The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged debt.

112     MOODY'S 2025 10-K

Credit Facility
On May 6, 2024, the Company entered into a five-year senior, unsecured revolving credit facility with the capacity to borrow up to $1.25 billion, which expires in May 2029. Further information on the key terms of this revolving credit facility is below:

				December 31, 2025		December 31, 2024
	Issue Date	Capacity	Maturity	Drawn	Undrawn	Drawn	Undrawn
2024 Credit Facility	May 6, 2024	$1,250	May 6, 2029	$—	$1,250	$—	$1,250
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
Commercial Paper
On August 3, 2016, the Company entered into a private placement commercial paper program under which the Company may issue CP notes up to a maximum amount of $1.0 billion. Borrowings under the CP Program are backstopped by the 2024 Credit Facility. Amounts under the CP Program may be re-borrowed. The maturity of the CP Notes will vary, but may not exceed 397 days from the date of issue. The CP Notes are sold at a discount from par, or alternatively, sold at par and bear interest at rates that will vary based upon market conditions. The rates of interest will depend on whether the CP Notes will be a fixed or floating rate. The interest on a floating rate may be based on the following: (a) certificate of deposit rate; (b) commercial paper rate; (c) the federal funds rate; (d) the SOFR; (e) prime rate; (f) Treasury rate; or (g) such other base rate as may be specified in a supplement to the private placement agreement. The CP Program contains certain events of default including, among other things: non-payment of principal, interest or fees; entrance into any form of moratorium; and bankruptcy and insolvency events, subject in certain instances to cure periods. As of December 31, 2025, the Company has no CP borrowings outstanding.
Notes Payable
During the first quarter of 2025, the Company fully repaid the $700 million of 3.75% 2020 Senior Notes which had reached maturity.
At December 31, 2025, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of December 31, 2025, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Total
2026	$—
2027	587
2028	500
2029	400
2030	881
Thereafter	4,800
Total	$7,168
MOODY'S 2025 10-K     113

Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Year Ended December 31,
	2025	2024	2023
Expense on borrowings(1)	$(251)	$(300)	$(296)
(Expense) income on UTPs and other tax related liabilities(2)	3	(13)	8
Net periodic pension costs - interest component	(30)	(26)	(26)
Income	65	102	63
Interest expense, net	$(213)	$(237)	$(251)
Interest paid(3)	$235	$280	$281
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate swaps and cross currency swaps, which are more fully discussed in Note 6.
(2) The amount for the year ended December 31, 2025 includes a $15 million reduction of tax-related interest expense related to the lapse in the statute of limitations of certain tax positions. Refer to Note 15 for additional information. The amount for the year ended December 31, 2023 includes a $22 million reduction of tax-related interest expense primarily related to the resolutions of tax matters.
(3) Interest paid includes net settlements on interest rate swaps more fully discussed in Note 6.
The fair value and carrying value of the Company’s debt as of December 31, 2025 and 2024 are as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt	$6,994	$6,245	$7,428	$6,601
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
Share Repurchase Program
The Company first implemented a systematic share repurchase program in the third quarter of 2005 through an SEC Rule 10b5-1 program and has maintained its program since. Moody’s may also purchase opportunistically when conditions warrant. As a result, Moody’s share repurchase activity will continue to vary from quarter to quarter. The table below summarizes the Company’s remaining authority under its share repurchase program as of December 31, 2025:

Date Authorized	Amount Authorized	Remaining Authority
October 21, 2025	$4,000	$3,960
During 2025, Moody’s repurchased 3.3 million shares of its common stock under its share repurchase program and issued a net 0.5 million shares under employee stock-based compensation plans. The net amount includes shares withheld for employee payroll taxes.
114     MOODY'S 2025 10-K

Dividends
The Company’s cash dividends were:

	Dividends Per Share
	Year ended December 31,
	2025		2024		2023
	Declared	Paid	Declared	Paid	Declared	Paid
First quarter	$0.94	$0.94	$0.85	$0.85	$0.77	$0.77
Second quarter	0.94	0.94	0.85	0.85	0.77	0.77
Third quarter	0.94	0.94	0.85	0.85	0.77	0.77
Fourth quarter	0.94	0.94	0.85	0.85	0.77	0.77
Total	$3.76	$3.76	$3.40	$3.40	$3.08	$3.08
On February 10, 2026, the Board approved the declaration of a quarterly dividend of $1.03 per share of Moody’s common stock, payable on March 13, 2026 to shareholders of record at the close of business on March 2, 2026. The continued payment of dividends at the rate noted above, or at all, is subject to the discretion of the Board.
NOTE 18    LEASES
The Company has operating leases, substantially all of which relate to the lease of office space. The Company's leases which are classified as finance leases are not material to the consolidated financial statements. Certain of the Company's leases include options to renew, with renewal terms that can extend the lease term from one year to 20 years at the Company's discretion.
The following table presents the components of the Company’s lease cost:

	Year ended December 31,
	2025	2024	2023
Operating lease cost	$88	$88	$93
Sublease income	(7)	(7)	(7)
Variable lease cost	21	22	22
Total lease cost	$102	$103	$108
During 2025, the Company recorded charges of $4 million related to the non-cash acceleration of amortization of ROU Assets that have been abandoned or for which abandonment is planned in future periods. During 2023, the Company recorded charges of $32 million related to the exit of certain real estate leases that resulted in ROU Asset impairment. These charges were recorded within restructuring expense in the consolidated statements of operations. Refer to Note 9 for further details.
The following tables present other information related to the Company’s operating leases:

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$117	$120	$119
Right-of-use assets obtained in exchange for new operating lease liabilities	$143	$21	$40

	December 31,
	2025	2024	2023
Weighted-average remaining lease term (in years)	6.6	3.8	4.4
Weighted-average discount rate applied to operating leases	4.7%	3.2%	3.2%
MOODY'S 2025 10-K     115

The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at December 31, 2025:

Year Ending December 31,	Operating Leases
2026	$100
2027	87
2028	31
2029	36
2030	30
Thereafter	147
Total lease payments (undiscounted)	431
Less: Interest	74
Present value of lease liabilities:	$357
Lease liabilities - current	$95
Lease liabilities - noncurrent	$262
In the fourth quarter of 2025, the Company entered into an operating lease for a new headquarters in New York City, for which the Company has not yet been granted access to the leased floors. Accordingly, the ROU Assets and operating lease liabilities at December 31, 2025 do not reflect the amounts for this lease. The future minimum lease payments for this lease are approximately $600 million and will commence in 2026 with a lease term of 17 years.
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
116     MOODY'S 2025 10-K

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
For overhead costs and corporate expenses that benefit both segments, costs are generally allocated to each segment based on historical and forecasted current year revenue amounts.
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

	Year Ended December 31,
	2025				2024
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$3,599	$4,119	$—	$7,718	$3,295	$3,793	$—	$7,088
Intersegment revenue	12	198	(210)	—	13	193	(206)	—
Revenue	3,611	4,317	(210)	7,718	3,308	3,986	(206)	7,088
Compensation expense	1,438	1,136	—	2,574	1,370	1,169	—	2,539
Non-compensation expense	779	423	—	1,202	731	410	—	1,141
Intersegment expense	198	12	(210)	—	193	13	(206)	—
Operating, SG&A	2,415	1,571	(210)	3,776	2,294	1,592	(206)	3,680
Adjusted Operating Income	1,196	2,746	—	3,942	1,014	2,394	—	3,408
Add:
Depreciation and amortization	393	87	—	480	353	78	—	431
Restructuring	77	31	—	108	42	17	—	59
Charges related to asset abandonment	3	—	—	3	43	—	—	43
Operating Income				$3,351				$2,875
Non-operating expense, net				$(221)				$(176)
Income before provision for income taxes				$3,130				$2,699
MOODY'S 2025 10-K     117

	Year Ended December 31, 2023
	MA	MIS	Eliminations	Consolidated
Total external revenue	$3,056	$2,860	$—	$5,916
Intersegment revenue	13	186	(199)	—
Revenue	3,069	3,046	(199)	5,916
Compensation expense	1,238	1,003	—	2,241
Non-compensation expense	708	370	—	1,078
Intersegment expense	186	13	(199)	—
Operating, SG&A	2,132	1,386	(199)	3,319
Adjusted Operating Income	937	1,660	—	2,597
Add:
Depreciation and amortization	298	75	—	373
Restructuring	59	28	—	87
Operating income				$2,137
Non-operating expense, net				$(202)
Income before provision for income taxes				$1,935
The table below shows cumulative restructuring expense incurred through December 31, 2025 by reportable segment.

	MA	MIS	Total
2022 - 2023 Geolocation Restructuring Program	$116	$98	$214
Strategic and Operational Efficiency Restructuring Program	$111	$42	$153
The total costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $150 million to $165 million for the MA segment and $75 million to $85 million for the MIS segment, which include allocations of charges associated with corporate functions.
The restructuring programs are more fully discussed in Note 9.
CONSOLIDATED REVENUE AND LONG-LIVED ASSETS INFORMATION BY GEOGRAPHIC AREA

	Year Ended December 31,
	2025	2024	2023
Revenue:
U.S.	$4,171	$3,836	$3,071
Non-U.S.:
EMEA	2,376	2,174	1,886
Asia-Pacific	699	629	570
Americas	472	449	389
Total Non-U.S.	3,547	3,252	2,845
Total	$7,718	$7,088	$5,916

Long-lived assets at December 31:
U.S.	$4,516	$4,395	$4,323
Non-U.S.	4,722	4,361	4,562
Total	$9,238	$8,756	$8,885

118     MOODY'S 2025 10-K

NOTE 21    VALUATION AND QUALIFYING ACCOUNTS
Accounts receivable allowances represent estimates for uncollectible accounts. The valuation allowance on deferred tax assets relates to foreign net operating tax losses for which realization is uncertain. Below is a summary of activity:

Year Ended December 31,	Balance at Beginning of the Year	Charged to costs and expenses	Deductions (1)	Balance at End of the Year
2025
Allowances for credit losses	$(32)	$(12)	$15	$(29)
Deferred tax assets—valuation allowance	$(25)	$(2)	$(3)	$(30)
2024
Allowances for credit losses	$(35)	$(15)	$18	$(32)
Deferred tax assets—valuation allowance	$(24)	$(2)	$1	$(25)
2023
Allowances for credit losses	$(40)	$(22)	$27	$(35)
Deferred tax assets—valuation allowance	$(21)	$(2)	$(1)	$(24)

(1)Primarily reflects write-off of uncollectible accounts receivable and currency translation adjustments.
NOTE 22    OTHER STATEMENTS OF OPERATIONS INFORMATION
Other non-operating (expense) income, net
The following table summarizes the components of other non-operating income, net as presented in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
FX loss (1)	$(9)	$—	$(30)
Net periodic pension income - non-service and non-interest cost components	36	30	35
Income/gain from investments in non-consolidated affiliates	20	15	19
Gain on previously held equity method investments (2)	—	7	—
Gain (loss) on investments	11	13	14
Release of indemnification asset (3)	(79)	—	—
Other	(10)	(4)	11
Total	$(31)	$61	$49
(1)     The amount for the year ended December 31, 2023 includes a $23 million loss recorded pursuant to an immaterial out-of-period adjustment relating to the 2022 fiscal year.
(2)     The amount for the year ended December 31, 2024 reflects non-cash gains relating to the step-acquisitions of Praedicat and GCR.
(3)     In the fourth quarter of 2025, pursuant to a lapse of a statute of limitations, the Company reversed $64 million in reserves, and $15 million in related interest, for uncertain tax positions that it had assumed as part of a prior year M&A transaction, for which the sellers had indemnified Moody's. This tax benefit and related reduction to Interest expense, net are offset by the release of the related indemnification asset with no impact to net income. Refer to Note 15 for additional information.
Gain on divestiture of business:
The gain on divestiture of business relates to the sale of the MA Learning Solutions business, which was completed in the fourth quarter of 2025.
MOODY'S 2025 10-K     119

Charges related to asset abandonment:
During the years ended December 31, 2025 and 2024, the Company incurred severance charges and incremental amortization expense related to the change in estimated useful lives of certain internally developed software and amortizable intangible assets that were associated with the sustainability content offerings, for which production is now being outsourced. The following table summarizes the expenses related to asset abandonment included in the accompanying consolidated statements of operations:

	Year ended December 31,		Cumulative expense incurred
	2025	2024
Severance charges	$3	$12	$15
Incremental amortization	—	31	31
Total	$3	$43	$46

120     MOODY'S 2025 10-K

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three months ended December 31, 2025.
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
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item 10 is included under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10‑K, as well as under the headings “Item 1–Election of Directors,” “Corporate Governance–Codes of Business Conduct and Ethics; Insider Trading Policies and Procedures” “The Audit Committee,” and "Delinquent Section 16(a) Reports" in the 2026 Proxy Statement and is incorporated by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information required by this Item 11 is included under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table for 2025,” “Outstanding Equity Awards at Fiscal Year-End Table for 2025,” “Option Exercises and Stock Vested Table for 2025,” “Pension Benefits Table for 2025,” “Non-Qualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Relationship of Compensation Practices to Risk Management,” "Pay Versus Performance," “CEO Pay Ratio,” and “Report of the Compensation & Human Resources Committee” in the 2026 Proxy Statement and is incorporated by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item 12 is included under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Form 10-K, as well as under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2026 Proxy Statement and is incorporated by reference.
MOODY'S 2025 10-K     121

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is included under the headings “Corporate Governance–Director Independence” and “Certain Relationships and Related Transactions” in the 2026 Proxy Statement and is incorporated by reference.
ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this Item 14 is included under the headings “Item 2–Ratification of Appointment of Independent Registered Public Accountants–Principal Accounting Fees and Services” and “The Audit Committee” in the 2026 Proxy Statement and is incorporated by reference.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.
(1) Financial Statements.
See Index to Financial Statements on page 65, in Part II. Item 8 of this Form 10-K.
(2) Financial Statement Schedules.
None.
(3) Exhibits.
INDEX TO EXHIBITS

S-K EXHIBIT NUMBER
3	Articles of Incorporation and By-laws
.1
Restated Certificate of Incorporation of the Registrant, effective April 17, 2024 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 19, 2024)

	.2*	Amended and Restated By-laws of Moody’s Corporation, effective October 14, 2025
4	Instruments Defining the Rights of Security Holders, Including Indentures
.1
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Report on Form 10-K of the Registrant, file number 1-14037, filed February 14, 2025)

	.2	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed October 4, 2000)
.3.1
Indenture, dated as of August 19, 2010, between Moody’s Corporation and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2010)

.3.2
Fourth Supplemental Indenture, dated July 16, 2014, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 5.250% Senior Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed July 16, 2014)

.3.3.1
Fifth Supplemental Indenture, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar, including the form of 1.75% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.3.2
Agency Agreement, dated March 9, 2015, between the Company, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services Limited, UK Branch as paying agent and transfer agent and Elavon Financial Services Limited as registrar (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 10, 2015)

.3.4
Seventh Supplemental Indenture, dated as of June 12, 2017, between Moody’s Corporation and Wells Fargo, National Association, as trustee, including the form of 2.625% Senior Notes due 2023 and the form of 3.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed June 12, 2017)

.3.5
Ninth Supplemental Indenture, dated as of December 17, 2018, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 4.250% Senior Note due 2029 and the form of 4.875% Senior Note due 2048 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 21, 2018)

.3.6.1
Tenth Supplemental Indenture, dated as of November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent, including the form of 0.950% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

122     MOODY'S 2025 10-K

S-K EXHIBIT NUMBER
.3.6.2
Agency Agreement, dated November 25, 2019, between the Company, Wells Fargo Bank, National Association, as trustee, Elavon Financial Services Limited, UK Branch as paying agent and U.S. Bank National Association as registrar and transfer agent (incorporated by reference to Exhibit 4.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 25, 2019)

.3.7
Eleventh Supplemental Indenture, dated as of March 24, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.750% Senior Note due 2025 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed March 25, 2020)

.3.8
Twelfth Supplemental Indenture, dated as of May 20, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 3.250% Senior Note due 2050 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 20, 2020)

.3.9
Thirteenth Supplemental Indenture, dated as of August 18, 2020, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.550% Senior Note due 2060 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 18, 2020)

.3.10
Fourteenth Supplemental Indenture, dated as of August 19, 2021, between the Company and Wells Fargo Bank, National Association, as trustee, including the form of 2.000% Senior Note due 2031 and the form of 2.750% Senior Notes due 2041 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 19, 2021)

.3.11
Fifteenth Supplemental Indenture, dated as of November 29, 2021, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee, including the form of 3.100% Senior Note due 2061 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed November 29, 2021

.3.12
Sixteenth Supplemental Indenture, dated as of February 25, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 3.750% Senior Note due 2052 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 28, 2022)

.3.13
Seventeenth Supplemental Indenture, dated as of August 8, 2022, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 4.250% Senior Note due 2032 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 8, 2022)

.3.14
Eighteenth Supplemental Indenture, dated as of August 5, 2024, between the Company and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as Trustee, including the form of 5.000% Senior Note due 2034 (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 5, 2024)

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

	.2†*	Moody’s Corporation 1999 Employee Stock Purchase Plan (as amended and restated October 14, 2025)
.3.1†
Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (as amended and restated December 16, 2025) (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 19, 2025)

.3.2.1†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.2.2†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

.3.2.3†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2024) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.2.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)

.3.2.4†
Form of Special Non-Qualified Stock Option Grant Agreement for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed May 2, 2024)

MOODY'S 2025 10-K     123

S-K EXHIBIT NUMBER
.3.2.5†
Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2025) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed April 23, 2025)

	.3.2.6†*	Form of Employee Non-Qualified Stock Option Grant Agreement (for awards granted in 2026 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.3.1†
Form of Performance Share Award Letter (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.3.2†
Form of Performance Share Award Letter (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

.3.3.3†
Form of Performance Share Award Letter (for awards granted in 2024) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.3.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)

.3.3.4†
Form of Performance Share Award Letter (for awards granted in 2025) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed April 23, 2025)

	.3.3.4†*	Form of Performance Share Award Letter (for awards granted in 2026 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
.3.4.1†
Form of Restricted Stock Unit Grant Agreement (for awards granted prior to 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.5.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 24, 2020)

.3.4.2†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2023) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 15, 2023)

.3.4.3†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2024) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.3.4.3 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)

.3.4.4†
Form of Restricted Stock Unit Grant Agreement (for awards granted in 2025) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed April 23, 2025)

	.3.4.5†*	Form of Restricted Stock Unit Grant Agreement (for awards granted in 2026 or later) for the Amended and Restated 2001 Moody’s Corporation Key Employees’ Stock Incentive Plan
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
124     MOODY'S 2025 10-K

S-K EXHIBIT NUMBER
.9†
Moody’s Corporation Change in Control Severance Plan (as amended December 18, 2017) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 27, 2018)

.10.1†
Moody’s Corporation Retirement Account (amended and restated as of January 1, 2021) (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.10.2†
First Amendment to the Moody’s Corporation Retirement Account (effective January 1, 2021) (incorporated by reference to Exhibit 10.10.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.11.1†
Profit Participation Plan of Moody’s Corporation (amended and restated as of January 1, 2020) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2021)

.11.2†
First Amendment to the Profit Participation Plan of Moody’s Corporation (effective January 1, 2020) (incorporated by reference to Exhibit 10.11.2 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.12†
The Moody’s Corporation Nonfunded Deferred Compensation Plan for Non-Employee Directors (as amended December 16, 2008, October 15, 2015 and December 19, 2016) (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 22, 2022)

.13†
Amended and Restated Moody’s Corporation Career Transition Plan (amended and restated as of October 1, 2024) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-14037, filed October 23, 2024)

.14†
Supplemental Executive Disability Benefit Plan of Moody’s Corporation, effective as of January 1, 2019 (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 25, 2019)

	.15†	Moody’s Corporation Executive Officer Cash Severance Policy (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed February 12, 2025)
	.16	Form Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed December 22, 2017)
.17
Form Commercial Paper Dealer Agreement between Moody’s Corporation, as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed August 3, 2016)

.18
Credit Agreement, dated as of May 6, 2024, among Moody’s Corporation, the borrowing subsidiaries party thereto, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of the Registrant, file number 1-14037, filed May 6, 2024)

19	Insider Trading Policies
	.1*	Securities Trading Policy for Employee Trading of Shares of Moody’s Corporation
	.2	Company Procedures for Transactions in Company Securities (incorporated by reference to Exhibit 19.2 to the Registrant’s Quarterly Report on Form 10-K, file number 1-14037, filed February 14, 2025)
Subsidiaries
21*		Subsidiaries of the Registrant List of Active Subsidiaries as of December 31, 2025
23	Consent of Independent Registered Public Accounting Firm
	.1*	Consent of KPMG LLP
31	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

97	Policy Relating to Recovery of Erroneously Awarded Compensation
	.1	Moody’s Corporation Comprehensive Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, file number 1-14037, filed February 14, 2024)
101	Inline XBRL
	.INS*	Inline XBRL Instance Document
	.SCH*	Inline XBRL Taxonomy Extension Schema Document
MOODY'S 2025 10-K     125

S-K EXHIBIT NUMBER
	.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	.DEF*	Inline XBRL Definitions Linkbase Document
	.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
	.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		The cover page from this Annual Report on Form 10-K (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith
†Management contract or compensatory plan or arrangement
ITEM 16        FORM 10-K SUMMARY
None.
126     MOODY'S 2025 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOODY’S CORPORATION
(Registrant)

By: /s/ ROBERT FAUBER

Robert Fauber
President and Chief Executive Officer
Date: February 18, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT FAUBER	/s/ VINCENT A. FORLENZA
Robert Fauber,	Vincent A. Forlenza,
President and Chief Executive Officer	Chairman of the Board
(principal executive officer)

/s/ NOÉMIE HEULAND	/s/ JOSE MINAYA
Noémie Heuland,	Jose Minaya,
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ JASON PHILLIPS	/s/ LESLIE F. SEIDMAN
Jason Phillips,	Leslie F. Seidman,
Chief Accounting Officer and Corporate Controller	Director
(principal accounting officer)

/s/ JORGE A. BERMUDEZ	/s/ ZIG SERAFIN
Jorge A. Bermudez,	Zig Serafin,
Director	Director

/s/ SUMIT DHAWAN	/s/ BRUCE VAN SAUN
Sumit Dhawan,	Bruce Van Saun,
Director	Director

/s/ THÉRÈSE ESPERDY
Thérèse Esperdy,
Director

Date: February 18, 2026

MOODY'S 2025 10-K     127