Form 10-Q
period 2026-03-31
MOODYS CORP /DE/
filed 2026-04-23
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Shares Outstanding at March 31, 2026
174.7 million

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

CRAs	Credit rating agencies

TERM	DEFINITION
Data and Information (D&I)	LOB within MA which is powered by the world's largest database on companies and credit and serves as a critical input to financial analysis and AI model development/risk assessment
Decision Solutions (DS)	LOB within MA; a set of cloud-based platforms embedding Moody's data and analytics directly into regulated banking, insurance, and KYC workflows
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ESTR	Euro Short-Term Rate
ETR	Effective tax rate
EU	European Union
EUR	Euros
Excess Tax Benefits
The difference between the tax benefit realized at exercise of an option or delivery of a restricted share and the tax benefit recorded at the time the option or restricted share is expensed under GAAP

Exchange Act	The Securities Exchange Act of 1934, as amended
External Revenue	Revenue excluding any intersegment amounts
FASB	Financial Accounting Standards Board
FIG	Financial institutions group; an LOB of MIS
Fintellix	A company specializing in data-driven risk and analytics for banks and financial institutions; acquired by ICRA in October 2025
Free Cash Flow	Net cash provided by operating activities less cash paid for capital additions
FX	Foreign exchange
GAAP	U.S. Generally Accepted Accounting Principles
GBP	British pounds
GCR (Global Credit Rating Company Limited and subsidiaries)
A domestic credit rating agency with operations spanning Africa; the Company acquired a controlling financial interest in GCR in July 2024; the Company previously accounted for GCR as an equity method investment

GDP	Gross domestic product
GLoBE	Global Anti-Base Erosion, also known as "Pillar II;" tax model issued by the OECD in 2023
HKD	Hong Kong Dollars
ICRA	ICRA Limited; a provider of credit ratings and research in India
INR	Indian rupee
JPY	Japanese yen
KYC	Know-your-customer
LOB	Line of business
MA	Moody’s Analytics - a reportable segment of MCO; consists of three LOBs - Decision Solutions; Research and Insights; and Data and Information
MAKS	Moody’s Analytics Knowledge Services; formerly known as Copal Amba; provided offshore research and analytic services to the global financial and corporate sectors; business was divested in the fourth quarter of 2019 and was formerly a reporting unit within the MA reportable segment
MCO	Moody’s Corporation and its subsidiaries; the Company; Moody’s
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
M&A	Mergers and acquisitions
MERIS	Middle East Rating & Investors Service is an Egypt-based domestic credit rating agency acquired by Moody's in Q1 2026
MIS	Moody’s Investors Service - a reportable segment of MCO; consists of five LOBs - CFG; SFG; FIG; PPIF; and MIS Other
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

Reporting unit	The level at which Moody’s evaluates its goodwill for impairment under GAAP; defined as an operating segment or one level below an operating segment
Research and Insights (R&I)	LOB within MA that provides credit research, economic analysis and scenario modeling used in investment, risk, and regulatory decisions
RMBS	Residential mortgage-backed securities; an asset class within SFG
ROU Asset	Assets which represent the Company’s right to use an underlying asset for the term of a lease
SEC	U.S. Securities and Exchange Commission
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SGD	Singapore dollar
SOFR	Secured Overnight Financing Rate
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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,079	$1,924
Expenses
Operating	531	491
Selling, general and administrative	477	439
Depreciation and amortization	122	113
Restructuring	27	33
Charges related to asset abandonment	—	2
Total expenses	1,157	1,078
Operating income	922	846
Non-operating (expense) income, net
Interest expense, net	(66)	(61)
Other non-operating income, net	14	19
Total non-operating (expense) income, net	(52)	(42)
Income before provision for income taxes	870	804
Provision for income taxes	209	179
Net income attributable to Moody's	$661	$625
Earnings per share attributable to Moody's common shareholders
Basic	$3.74	$3.47
Diluted	$3.73	$3.46
Weighted average number of shares outstanding
Basic	176.8	180.0
Diluted	177.3	180.7
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$661			$625
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(118)	$1	(117)	$188	$(1)	187
Net gains (losses) on net investment hedges	127	(32)	95	(174)	44	(130)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	—	—	—
Pension and Other Retirement Benefits:
Net actuarial gains	1	—	1	—	—	—
Total other comprehensive (loss) income	$11	$(31)	$(20)	$14	$43	$57
Comprehensive income			641			682
Less: comprehensive loss attributable to noncontrolling interests			(1)			(3)
Comprehensive Income Attributable to Moody's			$642			$685

The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,469	$2,384
Short-term investments	41	64
Accounts receivable, net of allowance for credit losses of $31 in 2026 and $29 in 2025	2,044	2,024
Other current assets	660	714
Total current assets	4,214	5,186
Property and equipment, net of accumulated depreciation of $1,626 in 2026 and $1,572 in 2025	735	722
Operating lease right-of-use assets	278	282
Goodwill	6,335	6,368
Intangible assets, net	1,805	1,866
Deferred tax assets, net	249	305
Other assets	1,116	1,101
Total assets	$14,732	$15,830
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,153	$1,304
Current portion of operating lease liabilities	94	95
Current portion of long-term debt	576	—
Deferred revenue	1,820	1,582
Total current liabilities	$3,643	$2,981
Non-current portion of deferred revenue	54	56
Long-term debt	6,387	6,994
Deferred tax liabilities, net	311	315
Uncertain tax positions	164	158
Operating lease liabilities	256	262
Other liabilities	774	859
Total liabilities	11,589	11,625
Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at March 31, 2026 and December 31, 2025, respectively	3	3
Capital surplus	1,686	1,676
Retained earnings	18,331	17,853
Treasury stock, at cost; 168,225,834 and 165,359,285 shares of common stock at March 31, 2026 and December 31, 2025, respectively	(16,507)	(14,978)
Accumulated other comprehensive loss	(519)	(500)
Total Moody's shareholders' equity	2,994	4,054
Noncontrolling interests	149	151
Total shareholders' equity	3,143	4,205
Total liabilities, noncontrolling interests and shareholders' equity	$14,732	$15,830
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$661	$625
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	122	113
Stock-based compensation	58	56
Deferred income taxes	23	18
Non-cash restructuring and abandonment-related charges	1	3
Provision for credit losses on accounts receivable	4	5
Changes in assets and liabilities:
Accounts receivable	(47)	(16)
Other current assets	60	12
Other assets	(23)	(19)
Lease obligations	(3)	(8)
Accounts payable and accrued liabilities	(175)	(292)
Deferred revenue	253	261
Uncertain tax positions and other non-current tax liabilities	7	6
Other liabilities	(2)	(7)
Net cash provided by operating activities	939	757
Cash flows from investing activities
Capital additions	(95)	(85)
Purchases of investments	(38)	(41)
Sales and maturities of investments	66	551
Purchases of investments in non-consolidated affiliates	(1)	(10)
Receipts from settlements of net investment hedges	—	32
Cash paid for acquisitions, net of cash acquired	(23)	(223)
Net cash (used in) provided by investing activities	(91)	224
Cash flows from financing activities
Repayment of notes	—	(700)
Proceeds from stock-based compensation plans	13	23
Repurchase of shares related to stock-based compensation	(76)	(53)
Treasury shares	(1,471)	(373)
Dividends	(185)	(195)
Net cash used in financing activities	(1,719)	(1,298)

Effect of exchange rate changes on cash and cash equivalents	(44)	48
(Decrease) increase in cash and cash equivalents	(915)	(269)
Cash and cash equivalents, beginning of period	2,384	2,408
Cash and cash equivalents, end of period	$1,469	$2,139
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

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	342.9	$3	$1,676	$17,853	(165.4)	$(14,978)	$(500)	$4,054	$151	$4,205
Net income				661				661	—	661
Dividends ($1.03 per share)				(183)				(183)	(1)	(184)
Stock-based compensation			58					58		58
Shares issued for stock-based compensation plans at average cost, net			(48)		0.4	(46)		(94)		(94)
Treasury shares repurchased, inclusive of excise tax			—		(3.2)	(1,483)		(1,483)		(1,483)
Currency translation adjustment, net of net investment hedge activity (net of tax of $31 million)							(21)	(21)	(1)	(22)
Net actuarial gains							1	1		1
Amortization of losses on cash flow hedges							1	1		1
Balance at March 31, 2026	342.9	$3	$1,686	$18,331	(168.2)	$(16,507)	$(519)	$2,994	$149	$3,143
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
MA comprises three interconnected businesses: i) Research & Insights, which provides credit research, economic analysis and scenario modeling used in investment, risk, and regulatory decisions; ii) Data & Information, which is powered by the world's largest database on companies and credit and serves as a critical input to financial analysis and AI model development/risk assessment; and iii) Decision Solutions, a set of cloud-based platforms embedding Moody's data and analytics directly into regulated banking, insurance, and KYC workflows. Together, these businesses benefit from deep customer integration, long-term subscription structures, and data assets that are proprietary in sourcing, breadth, and historical depth.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities.
These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the Company’s consolidated financial statements and related notes in the Company’s 2025 annual report on Form 10-K filed with the SEC on February 18, 2026. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended March 31,
	2026	2025
MA:
Decision Solutions (DS)
Banking	$133	$141
Insurance	181	163
KYC	118	101
Total DS	432	405
Research and Insights (R&I)	255	236
Data and Information (D&I)	239	218
Total external revenue	926	859
Intersegment revenue	3	3
Total MA	929	862
MIS:
Corporate Finance (CFG)
Investment-grade	220	165
High-yield	88	67
Bank loans	139	160
Other accounts (1)	186	172
Total CFG	633	564
Structured Finance (SFG)
Asset-backed securities	38	35
RMBS	32	26
CMBS	22	28
Structured credit	44	48
Other accounts	1	1
Total SFG	137	138
Financial Institutions (FIG)
Banking	134	130
Insurance	38	45
Managed investments	18	13
Other accounts	4	3
Total FIG	194	191
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	74	72
Project and infrastructure	102	91
Total PPIF	176	163
Total ratings revenue	1,140	1,056
MIS Other	13	9
Total external revenue	1,153	1,065
Intersegment revenue	51	49
Total MIS	1,204	1,114
Eliminations	(54)	(52)
Total MCO	$2,079	$1,924
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following tables present the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	U.S.	Non-U.S	Total	U.S.	Non-U.S	Total
MA:
Decision Solutions	$175	$257	$432	$167	$238	$405
Research and Insights	138	117	255	128	108	236
Data and Information	86	153	239	80	138	218
Total MA	399	527	926	375	484	859
MIS:
Corporate Finance	472	161	633	391	173	564
Structured Finance	94	43	137	100	38	138
Financial Institutions	102	92	194	95	96	191
Public, Project and Infrastructure Finance	112	64	176	104	59	163
Total ratings revenue	780	360	1,140	690	366	1,056
MIS Other	1	12	13	—	9	9
Total MIS	781	372	1,153	690	375	1,065
Total MCO	$1,180	$899	$2,079	$1,065	$859	$1,924

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended March 31,
	2026	2025
MA:
U.S.	$399	$375
Non-U.S.:
EMEA	374	331
Asia-Pacific	92	88
Americas	61	65
Total Non-U.S.	527	484
Total MA	926	859
MIS:
U.S.	781	690
Non-U.S.:
EMEA	241	238
Asia-Pacific	85	79
Americas	46	58
Total Non-U.S.	372	375
Total MIS	1,153	1,065
Total MCO	$2,079	$1,924

The following tables summarize the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended March 31,
	2026			2025
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$6	$127	$133	$26	$115	$141
	5%	95%	100%	18%	82%	100%
Insurance	$4	$177	$181	$6	$157	$163
	2%	98%	100%	4%	96%	100%
KYC	$0	$118	$118	$0	$101	$101
	—%	100%	100%	—	100%	100%
Total Decision Solutions	$10	$422	$432	$32	$373	$405
	2%	98%	100%	8%	92%	100%
Research and Insights	$3	$252	$255	$3	$233	$236
	1%	99%	100%	1%	99%	100%
Data and Information	$4	$235	$239	$2	$216	$218
	2%	98%	100%	1%	99%	100%
Total MA (1)	$17	$909	$926	$37	$822	$859
	2%	98%	100%	4%	96%	100%
Corporate Finance	$484	$149	$633	$427	$137	$564
	76%	24%	100%	76%	24%	100%
Structured Finance	$74	$63	$137	$78	$60	$138
	54%	46%	100%	57%	43%	100%
Financial Institutions	$105	$89	$194	$109	$82	$191
	54%	46%	100%	57%	43%	100%
Public, Project and Infrastructure Finance	$124	$52	$176	$116	$47	$163
	70%	30%	100%	71%	29%	100%
MIS Other	$3	$10	$13	$2	$7	$9
	23%	77%	100%	22%	78%	100%
Total MIS	$790	$363	$1,153	$732	$333	$1,065
	69%	31%	100%	69%	31%	100%
Total Moody's Corporation	$807	$1,272	$2,079	$769	$1,155	$1,924
	39%	61%	100%	40%	60%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following tables present the timing of revenue recognition:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$26	$790	$816	$25	$732	$757
Revenue recognized over time	900	363	1,263	834	333	1,167
Total	$926	$1,153	$2,079	$859	$1,065	$1,924

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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	MA	MIS	MA	MIS
Unbilled Receivables	$99	$564	$106	$500
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,368	$270	$1,638	$1,243	$268	$1,511
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(555)	(95)	(650)	(492)	(99)	(591)
Increases due to amounts billable excluding amounts recognized as revenue during the period	724	194	918	666	188	854
Reclassification to liabilities held-for-sale (1)	$(9)	—	(9)	—	—	—
Increases due to acquisitions during the period	—	1	1	15	—	15
Effect of exchange rate changes	(22)	(2)	(24)	$30	$3	33
Total changes in deferred revenue	138	98	236	219	92	311
Balance at March 31,	$1,506	$368	$1,874	$1,462	$360	$1,822
Deferred revenue - current	$1,504	$316	$1,820	$1,461	$304	$1,765
Deferred revenue - non-current	$2	$52	$54	$1	$56	$57
(1) The 2026 reclassification to liabilities held-for-sale for the MA segment in the table above relates to the planned divestiture of the MA Regulatory Solutions business, more fully discussed in Note 11.
The increase in deferred revenue during both the three months ended March 31, 2026 and 2025 is primarily due to the significant portion of contract renewals that occur during the first quarter within both segments.
Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of March 31, 2026 as well as amounts not yet invoiced to customers as of March 31, 2026, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.9 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of March 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $83 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 55% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation cost	$57	$57
Tax benefit	$13	$12
During the first quarter of 2026, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $133.17 per share. The Company also granted 0.5 million shares of restricted stock in the first quarter of 2026, which had a weighted average grant date fair value of $443.84 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest is based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $431.10 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2026:

Expected dividend yield	0.93%
Expected stock volatility	27%
Risk-free interest rate	3.74%
Expected holding period	5.7 years
Unrecognized stock-based compensation expense at March 31, 2026 was $16 million and $412 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 2.1 years and 2.8 years, respectively. Additionally, there was $70 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.2 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Three Months Ended March 31,
	2026	2025
Exercise of stock options:
Proceeds from stock option exercises	$8	$18
Aggregate intrinsic value	$9	$28
Tax benefit realized upon exercise	$2	$6
Number of shares exercised (1)	—	0.1
Vesting of restricted stock:
Fair value of shares vested	$197	$229
Tax benefit realized upon vesting	$48	$56
Number of shares vested	0.4	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$72	$8
Tax benefit realized upon vesting	$12	$1
Number of shares vested (2)	0.2	—
(1) The number of shares exercised in 2026 was approximately 34 thousand.
(2) The number of shares vested in 2025 was approximately 15 thousand.

NOTE 4. INCOME TAXES
Moody’s ETR was 24.0% and 22.3% for the three months ended March 31, 2026 and 2025, respectively. The increase of 1.7% primarily reflects lower Excess Tax Benefits from stock-based compensation in the current year. The Company’s year-to-date provision for income taxes is computed by applying its estimated annual ETR to the pre-tax earnings, including the impact of the Excess Tax Benefits on stock-based compensation of $18 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of $6 million ($5 million, net of federal tax) during the first quarter of 2026.
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

The following table shows the amount the Company paid for income taxes:

	Three Months Ended March 31,
	2026	2025
Income taxes paid	$115	$115

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended March 31,
	2026	2025
Basic	176.8	180.0
Dilutive effect of shares issuable under stock-based compensation plans	0.5	0.7
Diluted	177.3	180.7
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.4
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of March 31, 2026 and 2025.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of March 31, 2026
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$777	$—	$777	$733	$41	$3
Mutual funds	$87	$9	$96	$—	$—	$96

	As of December 31, 2025
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,459	$—	$1,459	$1,393	$64	$2
Mutual funds	$95	$13	$108	$—	$—	$108
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both March 31, 2026 and December 31, 2025. The remaining contractual maturities for the certificates of deposits classified in other assets are 14 months to 22 months at March 31, 2026 and 13 months to 22 months at December 31, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of both March 31, 2026 and December 31, 2025, the contract value of the COLI was $50 million.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of March 31, 2026	As of December 31, 2025	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	—	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$1,750	$2,250
Refer to Note 13 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended March 31,
		2026	2025
Interest expense, net		$(66)	$(61)
Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(8)	$(18)
Fair value changes on interest rate swaps	Interest expense, net	$(6)	$37
Fair value changes on hedged debt	Interest expense, net	$6	$(37)
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

As of March 31, 2026
	Pay			Receive
Nature of Swap	Notional Amount (1)		Weighted Average Interest Rate	Notional Amount		Weighted Average Interest Rate
Pay Fixed/Receive Fixed		€2,197	2.63%		$2,353	4.11%
Pay Floating/Receive Floating		€1,688	Based on ESTR		$1,750	Based on SOFR
Pay Fixed/Receive Fixed	HK$	3,907	—%		$500	0.64%
Pay Fixed/Receive Fixed	S$	389	—%	HK$	2,350	0.62%

As of December 31, 2025
	Pay			Receive
Nature of Swap	Notional Amount (1)		Weighted Average Interest Rate	Notional Amount		Weighted Average Interest Rate
Pay Fixed/Receive Fixed		€1,997	2.48%		$2,114	3.98%
Pay Floating/Receive Floating		€1,688	Based on ESTR		$1,750	Based on SOFR
Pay Fixed/Receive Fixed	HK$	3,907	—%		$500	0.64%
Pay Fixed/Receive Fixed	S$	389	—%	HK$	2,350	0.62%
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar

As of March 31, 2026 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD			SGD/HKD
Years Ending December 31,	Notional Amount (Pay) (1)	Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive) (1)
2027	€530	$550	HK$	—	$—	S$	—	HK$	—
2028	588	600	—		—	—		—
2029	573	614	—		—	—		—
2030	662	700	—		—	—		—
2031	481	500	—		—	—		—
2032	481	500	3,907		500	389		2,350
2033	370	400	—		—	—		—
2036	200	239	—		—	—		—
Total	€3,885	$4,103	HK$	3,907	$500	S$	389	HK$	2,350
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025	2026	2025
Cross currency swaps	$74	$(88)	$—	$—	$14	$14
Long-term debt	21	(42)	—	—	—	—
Total net investment hedges	$95	$(130)	$—	$—	$14	$14
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$—	$—	$—	$—
Interest rate contracts	$—	$—	$(1)	$—	$—	$—
Total cash flow hedges	$—	$—	$(1)	$—	$—	$—
Total	$95	$(130)	$(1)	$—	$14	$14

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	March 31, 2026	December 31, 2025
Net investment hedges
Cross currency swaps	$(87)	$(161)
FX forwards	29	29
Long-term debt	(41)	(62)
Total net investment hedges	$(99)	$(194)
Cash flow hedges
Interest rate contracts	$(41)	$(42)
Cross currency swaps	1	1
Total cash flow hedges	(40)	(41)
Total net gain in AOCL	$(139)	$(235)

Derivatives not designated as accounting hedges:
Foreign exchange forwards
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value on certain assets and liabilities denominated in currencies other than a subsidiary’s functional currency. These forward contracts are not designated as accounting hedges under the applicable sections of ASC Topic 815. Accordingly, changes in the fair value of these contracts are recognized immediately in other non-operating income, net, in the Company’s consolidated statements of operations along with the FX gain or loss recognized on the assets and liabilities denominated in a currency other than the subsidiary’s functional currency. These contracts have expiration dates at various times through December 2026.
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	March 31, 2026				December 31, 2025
Notional amount of currency pair (1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$1,205		£898		$693		£522
Contracts to sell USD for JPY		$18		¥2,900		$17		¥2,700
Contracts to sell USD for CAD		$60	C$	81		$39	C$	53
Contracts to sell USD for SGD		$96	S$	122		$39	S$	50
Contracts to sell USD for EUR		$376		€324		$107		€91
Contracts to sell USD for INR		$26	₹	2,481		$26	₹	2,400
Contracts to sell EUR for USD		€133		$154		€21		$25
Contracts to sell AUD for USD	A$	4		$3	A$	—		$—

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at March 31, 2026 and related gains in the three months ended March 31, 2026 were not material. The notional amount of the total return swaps as of March 31, 2026 and December 31, 2025 was $68 million and $72 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended March 31,
		2026	2025
FX forwards	Other non-operating income, net	$(29)	$18
Total return swaps	Operating expense	$(2)	$(2)
Total return swaps	SG&A expense	$(1)	$(1)

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$9	$—
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	9
Total assets		$9	$9
Liabilities:
Derivatives designated as accounting hedges:
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	$—	$—
Cross-currency swaps designated as net investment hedges	Other liabilities	366	456
Interest rate swaps designated as fair value hedges	Other liabilities	90	84
Total derivatives designated as accounting hedges		456	540
Non-derivatives designated as accounting hedges:
Debt designated as net investment hedge	Current portion of long-term debt	576	—
Debt designated as net investment hedge	Long-term debt	864	1,468
Total non-derivatives designated as accounting hedges		1,440	1,468
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	25	—
Total liabilities		$1,921	$2,008

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended March 31, 2026
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,997	$(12)	$5,985	$383	$—	$383	$6,380	$(12)	$6,368
Additions/ adjustments (1)	—	—	—	26	—	26	26	—	26
Foreign currency translation adjustments	(60)	—	(60)	(5)	—	(5)	(65)	—	(65)
Adjustment to assets held-for-sale (2)	6	—	6	—	—	—	6	—	6
Ending balance	$5,943	$(12)	$5,931	$404	$0	$404	$6,347	$(12)	$6,335

	Year Ended December 31, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (3)	135	—	135	8	—	8	143	—	143
Foreign currency translation adjustments	334	—	334	(5)	—	(5)	329	—	329
Reclassification to assets held-for-sale (2)	(89)	—	(89)	—	—	—	(89)	—	(89)
Divestiture of business (4)	(9)	—	(9)	—	—	—	(9)	—	(9)
Ending balance	$5,997	$(12)	$5,985	$383	$0	$383	$6,380	$(12)	$6,368
(1) The 2026 additions relate to the acquisitions of Fintellix and MERIS in 2026.
(2) The 2025 and 2026 reclassifications and adjustments to assets held-for-sale for the MA segment in the table above relate to the planned divestiture of the MA Regulatory Solutions business more fully discussed in Note 11.
(3) The 2025 additions/adjustments primarily relate to the acquisition of CAPE Analytics and ICR Chile in 2025.
(4) The 2025 divestiture of business for the MA segment in the table above relates to the divestiture of the MA Learning Solutions Business.

Acquired intangible assets and related amortization consisted of:

	March 31, 2026	December 31, 2025
Customer relationships	$2,150	$2,165
Accumulated amortization	(741)	(724)
Net customer relationships	1,409	1,441
Software/product technology	769	774
Accumulated amortization	(540)	(526)
Net software/product technology	229	248
Database	163	164
Accumulated amortization	(106)	(103)
Net database	57	61
Trade names	199	201
Accumulated amortization	(98)	(96)
Net trade names	101	105
Other (1)	64	64
Accumulated amortization	(55)	(53)
Net other	9	11
Total acquired intangible assets, net	$1,805	$1,866
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended March 31,
	2026	2025
Amortization expense	$53	$53

NOTE 9. RESTRUCTURING
On December 19, 2024, the CEO of Moody’s approved the Strategic and Operational Efficiency Restructuring Program. The Company estimates that upon completion, the program will result in annualized savings of $250 million to $300 million. This program relates to the Company's strategy to realign its operations toward high priority growth areas and to consolidate certain functions to simplify the organization to enable improved operating efficiency and leverage. This program will primarily include a reduction in staff, the rationalization and exit of certain leased office spaces and the retirement of certain legacy software applications. The program includes $210 million to $230 million of expected pre-tax personnel-related restructuring charges, an amount that includes severance costs, expense related to the modification of equity awards and other related costs primarily determined under the Company’s existing severance plans. In addition, the program is expected to result in $5 million of non-cash charges from the exit from certain leased office spaces and $10 million to $15 million of non-cash charges related to incremental amortization of internally developed software due to a reduction in the useful life of the software assets. The savings generated from the Strategic and Operational Efficiency Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments. The Strategic and Operational Efficiency Restructuring Program is expected to be substantially complete by the end of 2026. Cash outlays associated with this program are expected to be $210 million to $230 million, which are expected to be paid through 2027.
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended March 31,		Cumulative expense incurred
	2026	2025
Strategic and Operational Efficiency Restructuring Program
Employee termination and other related costs (1)	$25	$31	$171
Real estate related costs (2)	1	2	5
Internally developed software-related charges (3)	1	—	4
Total Restructuring	$27	$33	$180
(1) Primarily includes severance costs, expense related to the modification of equity awards and professional service fees related to execution of the restructuring program.
(2) Includes the incremental amortization of ROU Assets that have been abandoned or for which abandonment is planned in future periods.
(3) Includes the incremental amortization in the period relating to a change in estimated useful lives for certain internally developed software that has been abandoned or for which abandonment is planned in future periods.
Changes to the restructuring liability for the aforementioned restructuring program were as follows:

Balance as of December 31, 2025	$41
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	25
Cash payments	(20)
Balance as of March 31, 2026 (1)	$46
(1) Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of March 31, 2026, the remaining $46 million restructuring liability is expected to be paid out in the next twelve months.

NOTE 10. FAIR VALUE
The tables below present information about items that are carried at fair value at March 31, 2026 and December 31, 2025:

	Fair Value Measurement as of March 31, 2026
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$9	$—	$9
Money market funds/mutual funds	173	173	—
Total	$182	$173	$9
Liabilities:
Derivatives (1)	$481	$—	$481
Total	$481	$—	$481

	Fair Value Measurement as of December 31, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$9	$—	$9
Money market funds/mutual funds	113	113	—
Total	$122	$113	$9
Liabilities:
Derivatives (1)	$540	$—	$540
Total	$540	$—	$540
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

NOTE 11. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	March 31, 2026	December 31, 2025
Other current assets:
Prepaid taxes	$99	$139
Prepaid expenses	214	184
Capitalized costs to obtain and fulfill sales contracts	149	143
Foreign exchange forwards on certain assets and liabilities	—	9
Interest receivable on interest rate and cross currency swaps	53	95
Assets held-for-sale	101	98
Other	44	46
Total other current assets	$660	$714

Other assets:
Investments in non-consolidated affiliates	$495	$489
Deposits for real-estate leases	16	16
Indemnification assets related to acquisitions	36	35
Mutual funds, certificates of deposit and money market deposit accounts/funds	99	110
Company owned life insurance (at contract value)	50	50
Capitalized costs to obtain sales contracts	267	253
Derivative instruments designated as accounting hedges	9	—
Pension and other retirement employee benefits	77	74
Other	67	74
Total other assets	$1,116	$1,101

Accounts payable and accrued liabilities:
Salaries and benefits	$170	$126
Incentive compensation	111	390
Customer credits, advanced payments and advanced billings	147	163
Dividends	7	8
Professional service fees	49	49
Interest accrued on debt	42	86
Accounts payable	97	62
Income taxes	169	146
Reserve for international non-income tax obligation	53	—
Pension and other retirement employee benefits	10	9
Accrued royalties	23	20
Foreign exchange forwards on certain assets and liabilities	25	—
Restructuring liability	46	41
Interest payable on interest rate and cross currency swaps	40	66
Liabilities held-for-sale	47	36
Other	117	102
Total accounts payable and accrued liabilities	$1,153	$1,304

	March 31, 2026	December 31, 2025
Other liabilities:
Pension and other retirement employee benefits	$209	$216
Interest accrued on UTPs	46	43
MAKS indemnification provisions	19	19
Derivative instruments designated as accounting hedges	456	540
Other	44	41
Total other liabilities	$774	$859
Assets and Liabilities Held-for-Sale
In December 2025, the Company entered into an agreement to sell the MA Regulatory Solutions business. As of December 31, 2025, the assets and liabilities related to this business were classified as held-for-sale. The Company expects the transaction to close in the second quarter of 2026.
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	March 31, 2026	December 31, 2025
Equity method investments (1)	$126	$121
Investments measured using the measurement alternative (2)	349	350
Other	20	18
Total investments in non-consolidated affiliates	$495	$489
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
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three Months Ended March 31,
	2026	2025
FX losses	$(6)	$(5)
Net periodic pension income - non-service and non-interest cost components	9	9
Income from investments in non-consolidated affiliates	14	11
Gain on investments	3	3
Other	(6)	1
Total	$14	$19

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended March 31,
	2026					2025
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(34)	$(41)	$(231)	$(194)	$(500)	$(39)	$(42)	$(832)	$275	$(638)
Other comprehensive income (loss) before reclassifications	1	—	(116)	95	(20)	—	—	190	(130)	60
Amounts reclassified from AOCL	—	1	—	—	1	—	—	—	—	—
Other comprehensive income (loss)	1	1	(116)	95	(19)	—	—	190	(130)	60
Balance at March 31,	$(33)	$(40)	$(347)	$(99)	$(519)	$(39)	$(42)	$(642)	$145	$(578)

NOTE 13. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

March 31, 2026
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(19)	$3	$(4)	$580
1.75% 2015 Senior Notes, due 2027	576	—	—	—	576
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(20)	(1)	(1)	378
4.875% 2018 Senior Notes, due 2048	400	(21)	(6)	(3)	370
0.950% 2019 Senior Notes, due 2030	864	—	(1)	(2)	861
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(6)	(5)	489
3.75% 2022 Senior Notes, due 2052	500	(27)	(8)	(4)	461
4.25% 2022 Senior Notes, due 2032	500	(3)	(1)	(3)	493
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,140	$(90)	$(47)	$(40)	$6,963
Current portion					(576)
Total long-term debt					$6,387

December 31, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(18)	$3	$(4)	$581
1.75% 2015 Senior Notes, due 2027	587	—	—	—	587
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(19)	(1)	(1)	379
4.875% 2018 Senior Notes, due 2048	400	(21)	(6)	(3)	370
0.950% 2019 Senior Notes, due 2030	881	—	(2)	(3)	876
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(23)	(8)	(4)	465
4.25% 2022 Senior Notes, due 2032	500	(3)	(1)	(3)	493
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,168	$(84)	$(49)	$(41)	$6,994
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
At March 31, 2026, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of March 31, 2026, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2026 (After March 31,)	$—
2027	576
2028	500
2029	400
2030	864
Thereafter	4,800
Total	$7,140
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended March 31,
	2026	2025
Income	$12	$24
Expense on borrowings(1)	(55)	(72)
Expense on UTPs and other tax related liabilities(2)	(16)	(6)
Net periodic pension costs - interest component	(7)	(7)
Interest expense, net	$(66)	$(61)
Interest paid(3)	$78	$91
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate and cross currency swaps, which are more fully discussed in Note 7.
(2) Interest expense on UTPs and other tax related liabilities in 2026 includes interest accrued relating to a reserve pursuant to an international non-income tax obligation.
(2) Interest paid includes net settlements on interest rate and cross currency swaps, which are more fully discussed in Note 7.

The fair value and carrying value of the Company’s debt as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,963	$6,095	$6,994	$6,245
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$23	$22
Sublease income	(2)	(2)
Variable lease cost	6	4
Total lease cost	$27	$24

The following tables present other information related to the Company’s operating leases:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$26	$30
Right-of-use assets obtained in exchange for new operating lease liabilities	$19	$21

	March 31, 2026	March 31, 2025
Weighted-average remaining lease term	6.7 years	3.7 years
Weighted-average discount rate applied to operating leases	4.7%	3.2%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at March 31, 2026:

Year Ending December 31,	Operating Leases
2026 (After March 31,)	$76
2027	90
2028	35
2029	39
2030	34
After 2030	147
Total lease payments (undiscounted)	421
Less: Interest	71
Present value of lease liabilities:	$350
Lease liabilities - current	$94
Lease liabilities - noncurrent	$256
In the fourth quarter of 2025, the Company entered into an operating lease for a new headquarters in New York City, for which the Company has not yet been granted access to the leased floors. Accordingly, the ROU Assets and operating lease liabilities at March 31, 2026 do not reflect the amounts for this lease. The future minimum lease payments for this lease are approximately $600 million and will commence in June 2026 with a lease term of 17 years.

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

	Three Months Ended March 31,
	2026				2025
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$926	$1,153	$—	$2,079	$859	$1,065	$—	$1,924
Intersegment revenue	3	51	(54)	—	3	49	(52)	—
Revenue	929	1,204	(54)	2,079	862	1,114	(52)	1,924
Compensation expense	374	307	—	681	362	280	—	642
Non-compensation expense	202	91	—	293	192	96	—	288
Intersegment expense	51	3	(54)	—	49	3	(52)	—
Total	627	401	(54)	974	603	379	(52)	930
Adjusted Operating Income	$302	$803	$—	$1,105	$259	$735	$—	$994
Less:
Depreciation and amortization	100	22	—	122	94	19	—	113
Restructuring	20	7	—	27	26	7	—	33
Reserve for international non-income tax obligation	34	—	—	34	—	—	—	—
Charges related to asset abandonment	—	—	—	—	2	—	—	2
Operating Income				$922				$846
Non-operating (expense) income, net				$(52)				$(42)
Income before provision for income taxes				$870				$804

The table below shows cumulative restructuring expense incurred through March 31, 2026 by reportable segment.

	MA	MIS	Total
Strategic and Operational Efficiency Restructuring Program	$131	$49	$180
The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $160 million to $175 million for the MA segment and $65 million to $75 million for the MIS segment, which include allocations of charges associated with corporate functions. This restructuring program is more fully discussed in Note 9.

Consolidated Revenue Information by Geographic Area

	Three Months Ended March 31,
	2026	2025
United States	$1,180	$1,065
Non-U.S.:
EMEA	615	569
Asia-Pacific	177	167
Americas	107	123
Total Non-U.S.	899	859
Total	$2,079	$1,924

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
THE COMPANY
In a world shaped by increasingly interconnected risks, Moody's data, insights, and innovative technologies help customers develop a holistic view of their world and unlock opportunities. Moody’s offerings are distinguished by our vast proprietary and curated data and validated analytical models, which provide the trusted foundation that enables our customers to navigate an increasingly complex risk landscape. Moody’s solutions enable the transformation of information into decision-grade intelligence, which is deeply interconnected across risk domains. Moody's also offers valuable insights into financial stability and creditworthiness for organizations, debt instruments, and securities, serving a key role in bringing transparency to the global debt markets. With a rich history of experience in global markets and a diverse workforce of approximately 16,000 across more than 40 countries, Moody's gives customers the comprehensive perspective needed to act with confidence and thrive in a dynamic global environment. Moody’s has two reportable segments: MA and MIS.

Moody's Analytics	Moody's Investors Service

MA provides curated data, intelligence and analytical tools to help business and financial leaders make confident decisions.	For more than 115 years, MIS has been a leading provider of credit ratings, research, and risk analysis helping businesses, governments, and other entities around the globe.

MA comprises three interconnected businesses: i) Research & Insights, which provides credit research, economic analysis and scenario modeling used in investment, risk, and regulatory decisions; ii) Data & Information, which is powered by the world's largest database on companies and credit and serves as a critical input to financial analysis and AI model development/risk assessment; and iii) Decision Solutions, a set of cloud-based platforms embedding Moody's data and analytics directly into regulated banking, insurance, and KYC workflows. Together, these businesses benefit from deep customer integration, long-term subscription structures, and data assets that are proprietary in sourcing, breadth, and historical depth.
MIS publishes credit ratings and provides assessment services on a wide range of debt obligations, programs and facilities, and the entities that issue such obligations in markets worldwide, including various corporate, financial institution and governmental obligations, and structured finance securities.

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to revenue recognition, contingencies, goodwill and acquired intangible assets, pension and other retirement benefits, investments in non-consolidated affiliates, and income taxes. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2025, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures.
Reportable Segments
The Company is organized into two reportable segments as of March 31, 2026: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 16 to the consolidated financial statements.

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
Three months ended March 31, 2026 compared with three months ended March 31, 2025
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended March 31, 2026. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended March 31,
Financial measure:	2026	2025	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,079	$1,924	8%		— reflects revenue growth in both segments
MA external revenue	$926	$859	8%
— sustained demand for insurance offerings and cloud-based KYC and banking solutions;
— continued demand for ratings data feed and credit research product offerings
— Organic constant currency recurring revenue(1) and ARR(2) increased 7% and 8%, respectively

MIS external revenue	$1,153	$1,065	8%
— robust investment‑grade issuance activity in CFG driven by several jumbo transactions, including AI‑related financing from hyperscalers; and
— strong issuance activity in Project and Infrastructure Finance driven by ongoing infrastructure funding needs and AI and data center‑related issuance
— revenue growth was supported by favorable investor demand and tight credit spreads, despite market volatility late in the quarter
— Organic constant currency revenue(1) growth was 6%

Total operating and SG&A expenses	$1,008	$930	(8%)		— higher salaries and benefits including unfavorable foreign exchange impacts; and — a reserve recorded for an international non-income tax obligation
Depreciation and amortization	$122	$113	(8%)		— higher amortization of internally developed software, primarily related to the development of MA cloud-based solutions
Restructuring	$27	$33	18%		— relates to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements
Total non-operating (expense) income, net	$(52)	$(42)	(24%)
— interest and penalties related to a reserve for an international non-income tax obligation;
— a decrease in interest income due to lower cash balances resulting from higher share repurchase activity; partially offset by
— lower interest expense primarily related to the maturity of both debt and related interest rate swaps

Operating margin	44.3%	44.0%	30	BPS	— Modest operating margin expansion is due to revenue growth coupled with disciplined cost management, mostly offset by the impact of a reserve for an international non-income tax obligation
Adjusted Operating Margin(1)	53.2%	51.7%	150	BPS	— Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
ETR	24.0%	22.3%	170	BPS	— primarily reflects a decrease in Excess Tax Benefits related to stock-based compensation
Diluted EPS	$3.73	$3.46	8%		— increase reflects growth in operating income/Adjusted Operating Income
Adjusted Diluted EPS(1)	$4.33	$3.83	13%

Moody's Corporation

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
United States	$1,180	$1,065	11%
Non-U.S.:
EMEA	615	569	8%
Asia-Pacific	177	167	6%
Americas	107	123	(13%)
Total Non-U.S.	899	859	5%
Total	2,079	1,924	8%
Expenses:
Operating	531	491	(8%)
SG&A	477	439	(9%)
Depreciation and amortization	122	113	(8%)
Restructuring	27	33	18%
Charges related to asset abandonment	—	2	100%
Total	1,157	1,078	(7%)
Operating income	$922	$846	9%
Adjusted Operating Income(1)	$1,105	$994	11%
Interest expense, net	$(66)	$(61)	(8%)
Other non-operating income, net	14	19	(26%)
Non-operating (expense) income, net	$(52)	$(42)	(24%)

Net income attributable to Moody's	$661	$625	6%
Diluted weighted average shares outstanding	177.3	180.7	2%
Diluted EPS attributable to Moody's common shareholders	$3.73	$3.46	8%
Adjusted Diluted EPS(1)	$4.33	$3.83	13%
Operating margin	44.3%	44.0%
Adjusted Operating Margin(1)	53.2%	51.7%
ETR	24.0%	22.3%
The table below shows Moody’s global staffing by geographic area:

		March 31,		Change
		2026	2025	%
MA	U.S.	2,760	2,921	(6%)
	Non-U.S.	4,981	5,093	(2%)
	Total	7,741	8,014	(3%)
MIS	U.S.	1,570	1,572	—%
	Non-U.S.	4,593	4,196	9%
	Total	6,163	5,768	7%
MSS	U.S.	677	711	(5%)
	Non-U.S.	1,469	1,302	13%
	Total	2,146	2,013	7%
Total MCO	U.S.	5,007	5,204	(4%)
	Non-U.S.	11,043	10,591	4%
	Total	16,050	15,795	2%

GLOBAL REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

Global revenue ⇑ $155 million	U.S. Revenue ⇑ $115 million	Non-U.S. Revenue ⇑ $40 million
The 8% increase in global revenue reflects growth of 8% in both MA and MIS. On an organic constant currency basis, revenue(1) grew 6%. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

First Quarter Operating Expense ⇑ $40 million

Compensation expenses of $392 million increased $25 million, reflecting:	Non-compensation expenses of $139 million increased $15 million, reflecting:
— growth in salaries and benefits due to:	— increases in costs to support operating growth, including technology infrastructure costs
— unfavorable foreign exchange impacts; — annual salary increases; and — higher headcount, primarily from acquisitions

Changes in foreign currency translation rates unfavorably impacted operating expenses by 2%.

First Quarter SG&A Expense ⇑ $38 million

Compensation expenses of $289 million increased $14 million, primarily reflecting:	Non-compensation expenses of $188 million increased $24 million, primarily reflecting:
— growth in salaries and benefits due to:	— a reserve recorded in the first quarter of 2026 for an international non-income tax obligation
— unfavorable foreign exchange impacts; — annual salary increases; and — higher headcount, primarily from acquisitions

Changes in foreign currency translation rates unfavorably impacted SG&A expenses by 3%.

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA cloud-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Operating margin 44.3%, ⇑ 30 BPS	Adjusted Operating Margin(1) 53.2%, ⇑ 150 BPS
Modest operating margin expansion is due to revenue growth coupled with disciplined cost management, mostly offset by the impact of a reserve recorded in the first quarter of 2026 relating to an international non-income tax obligation.
Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management.

Interest Expense, net ⇑ $5 million	Other non-operating income ⇓ $5 million

Interest expense increase is primarily due to:	Decrease in income is primarily due to:
— interest related to a reserve for an international non-income tax obligation of $12 million; and	— accrued penalties related to a reserve for an international non-income tax obligation of $7 million
— a decrease in interest income of $12 million, reflecting lower cash balances resulting from higher share repurchase activity coupled with lower interest rates; partially offset by
— lower interest expense on borrowings of $17 million primarily related to the maturity of both debt and related interest rate swaps

ETR ⇑ 170 BPS
The ETR was higher than the prior year primarily reflecting a decrease in Excess Tax Benefits related to stock-based compensation.

Diluted EPS ⇑ $0.27	Adjusted Diluted EPS(1) ⇑ $0.50
Both diluted EPS and Adjusted Diluted EPS(1) growth primarily reflects the increase in operating income/Adjusted Operating Income.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Decision Solutions (DS)	$432	$405	7%
Research and Insights (R&I)	255	236	8%
Data and Information (D&I)	239	218	10%
Total external revenue	926	859	8%
Intersegment revenue	3	3	—%
Total MA revenue	929	862	8%
Expenses:
Operating and SG&A (external)	610	554	(10%)
Operating and SG&A (intersegment)	51	49	(4%)
Total operating and SG&A	661	603	(10%)
Adjusted Operating Income	$302	$259	17%
Adjusted Operating Margin	32.5%	30.0%

Depreciation and amortization	100	94	(6%)
Restructuring	20	26	23%
Charges related to asset abandonment	—	2	100%
Reserve for international non-income tax obligation	34	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $67 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇑ $43 million
The 8% increase in global MA revenue reflects growth both in the U.S. (6%) and internationally (9%).
–Organic constant currency revenue(1) growth was 6%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 11% and 7%, respectively.
–ARR(2) increased 8%.
The increases are reflective of growth across all LOBs, as discussed in further detail below.

DECISION SOLUTIONS REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $27 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇑ $19 million
Global DS revenue for the three months ended March 31, 2026 and 2025 was comprised as follows:
Global DS revenue increased 7% compared to the first quarter of 2025 and reflects increases in the U.S. (5%) and internationally (8%). DS recurring revenue grew 13%. Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 7% and 10%, respectively, and ARR grew 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 11%
–recurring revenue growth of 13% in Insurance was primarily attributable to continued demand for subscription-based revenue for catastrophe modeling tools
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth for Insurance was 9% and 10%, respectively
–ARR(2) grew 7% reflecting the continued demand for subscription-based catastrophe models
–KYC revenue grew 17%
–recurring revenue growth of 17% reflects strong demand and customer retention for KYC solutions, primarily driven by expanded compliance data use cases, coupled with a favorable impact from foreign currency translation
–Both constant currency revenue(1) growth and constant currency recurring revenue(1) growth in KYC were 11%
–ARR(2) grew 13%, reflecting the aforementioned strong demand for KYC solutions

–Banking revenue declined 6%, primarily reflecting the impact of the MA Learning Solutions divestiture in the fourth quarter of 2025
–recurring revenue growth of 10% within Banking reflected:
–expansion of existing customer relationships to cloud hosted subscription-based banking offerings, which enable customers' lending, risk management and finance workflows partially offset by:
–a decline in revenue from installed software subscriptions
–Transaction revenue declined 77% reflecting the impact of the divestiture of the MA Learning Solutions business and MA's continued strategic shift to cloud hosted subscription-based solutions
–Organic constant currency revenue(1) growth and organic constant currency recurring revenue(1) growth for Banking was 3% and 9%, respectively
–ARR(2) grew 10% reflecting the aforementioned expansion of existing customer relationships to subscription-based banking offerings

RESEARCH AND INSIGHTS REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $19 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $9 million
Global R&I revenue increased 8% compared to the first quarter of 2025 and reflects growth in both the U.S. (8%) and internationally (8%).

The revenue increase was attributable to continued strong retention and demand for credit research product offerings, which contributed to R&I ARR(2) growth of 7%.
DATA AND INFORMATION REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $21 million	U.S. Revenue ⇑ $6 million	Non-U.S. Revenue ⇑ $15 million
Global D&I revenue increased 10% compared to the first quarter of 2025 and reflects growth in both the U.S. (8%) and internationally (11%). Constant currency revenue(1) growth for D&I was 5%.
This growth was mainly driven by continued strong demand for ratings data feeds and company data applications, coupled with a favorable impact from foreign currency translation.
ARR(2) grew 6% reflecting the aforementioned continued strong demand for ratings data feeds and company data applications.

MA: First Quarter Operating and SG&A Expense ⇑ $56 million

Compensation expenses of $374 million increased $12 million primarily reflecting:	Non-compensation expenses of $236 million increased $44 million reflecting:
— growth in salaries and benefits, driven by unfavorable changes in foreign exchange rates, while the underlying expense was generally in line with the prior year	— a reserve recorded in the first quarter of 2026 for an international non-income tax obligation; and
— increases in costs to support operating growth, including technology infrastructure costs

Changes in foreign currency translation rates unfavorably impacted MA Operating and SG&A expenses by 3%.

MA: Adjusted Operating Margin 32.5% ⇑ 250 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 8% increase in global MA revenue, supported by operational efficiency/disciplined cost management and cost savings from the Strategic and Operational Efficiency Restructuring Program.

Depreciation and amortization
The increase in depreciation and amortization expense reflects higher amortization of internally developed software relating to the development of cloud-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended March 31,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Corporate finance (CFG)	$633	$564	12%
Structured finance (SFG)	137	138	(1%)
Financial institutions (FIG)	194	191	2%
Public, project and infrastructure finance (PPIF)	176	163	8%
Total ratings revenue	1,140	1,056	8%
MIS Other	13	9	44%
Total external revenue	1,153	1,065	8%
Intersegment revenue	51	49	4%
Total MIS revenue	1,204	1,114	8%
Expenses:
Operating and SG&A (external)	398	376	(6%)
Operating and SG&A (intersegment)	3	3	—%
Total operating and SG&A	401	379	(6%)
Adjusted Operating Income	$803	$735	9%
Adjusted Operating Margin	66.7%	66.0%

Depreciation and amortization	22	19	(16%)
Restructuring	7	7	—%
The following chart presents changes in rated issuance volumes compared to the first quarter of 2025. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $88 million	U.S. Revenue ⇑ $91 million	Non-U.S. Revenue ⇓ $3 million
The 8% increase in global MIS revenue reflects growth in the U.S (13%), partially offset by a decline internationally (1%).
–Organic constant currency revenue(1) growth was 6%.
The increase is reflective of growth across all ratings LOBs, excluding SFG, as discussed in further detail below.

CFG REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $69 million	U.S. Revenue ⇑ $81 million	Non-U.S. Revenue ⇓ $12 million

Global CFG revenue for the three months ended March 31, 2026 and 2025 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 12% reflects growth in the U.S. (21%), partially offset by a decline internationally (7%).
–Constant currency revenue(1) growth for CFG was 10%.
Transaction revenue increased $57 million compared to the same period in the prior year, which primarily reflected:
–higher investment-grade revenue reflecting robust first quarter issuance supported by several jumbo transactions, including AI‑related financing from hyperscalers in the technology sector, and continued strong investor demand for high‑quality credits;
–an increase in speculative-grade bond issuance activity, primarily in the U.S., reflecting strong investor demand supported by elevated yields and continued tight credit spreads for a majority of the first quarter;
partially offset by:
–a decrease in bank loan revenue due to lower issuance activity when compared to a strong prior year comparative.

SFG REVENUE

Three months ended March 31,
2026---------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

SFG: Global revenue ⇓ $1 million	U.S. Revenue ⇓ $6 million	Non-U.S. Revenue ⇑ $5 million

Global SFG revenue for the three months ended March 31, 2026 and 2025 was comprised as follows:
The decrease in SFG revenue of 1% reflects a decrease in the U.S. (6%), partially offset by growth internationally (13%).
–Constant currency revenue(1) decline for SFG was 3%.
Transaction revenue decreased $4 million compared to the first quarter of 2025, mainly attributable to:
–a decline in CMBS activity coupled with lower CLO refinancing activity;
partially offset by:
–strong ABS issuance, supported by constructive spread conditions and strong investor demand.

FIG REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $3 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇓ $4 million

Global FIG revenue for the three months ended March 31, 2026 and 2025 was comprised as follows:
The increase in FIG revenue of 2% reflects growth in the U.S. (7%) partially offset by a decline internationally (4%). Constant currency revenue(1) decline for FIG was 1%.
–Recurring revenue increased by $7 million, primarily reflecting the impact of annual price increases and higher monitored credits;
partially offset by:
–a decrease in Transaction Revenue of $4 million compared to the first quarter of 2025, primarily reflecting lower volumes from infrequent issuers, particularly in the insurance sector.

PPIF REVENUE

Three months ended March 31,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $13 million	U.S. Revenue ⇑ $8 million	Non-U.S. Revenue ⇑ 5 million
Global PPIF revenue for the three months ended March 31, 2026 and 2025 was comprised as follows:

The increase in PPIF revenue of 8% reflects growth in the U.S. (8%) and internationally (8%).
–Constant currency revenue(1) increase for PPIF was 6%.
Transaction revenue increased $8 million compared to the first quarter of 2025, reflecting strong investment-grade issuance in U.S. infrastructure finance driven by ongoing infrastructure funding needs and AI and data center‑related issuance.
Recurring revenue increased $5 million, driven by the impact of annual price increases and higher monitored credits.

MIS: First Quarter Operating and SG&A Expense ⇑ $22 million

Compensation expenses of $307 million increased $27 million reflecting:	Non-compensation expenses of $91 million decreased $5 million:
— growth in salaries and benefits driven by:	— non-compensation expenses were generally in line compared to the prior year
— unfavorable foreign exchange impacts; — annual salary increases; and — higher headcount, primarily from acquisitions

Changes in foreign currency translation rates unfavorably impacted MIS Operating and SG&A expenses by 2%.

MIS: Adjusted Operating Margin 66.7% ⇑ 70 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 8% increase in revenue, coupled with operating leverage of the business and disciplined cost management.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

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
Cash Flow
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Three Months Ended March 31,		$ Change Favorable (Unfavorable)
	2026	2025
Net cash provided by operating activities	$939	$757	$182
Net cash (used in) provided by investing activities	$(91)	$224	$(315)
Net cash used in financing activities	$(1,719)	$(1,298)	$(421)
Free Cash Flow (1)	$844	$672	$172
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities for the three months ended March 31, 2026 increased by $182 million compared to the same period in 2025, with the most notable drivers reflecting:
–growth in operating income of $76 million coupled with various changes in working capital; and
–approximately $70 million in lower incentive compensation payments in 2026 (based on full-year 2025 financial and operating results) compared to payments made in the prior year (based on full-year 2024 financial and operating results).
Net cash (used in) provided by investing activities
The $315 million increase in cash used in investing activities in the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to:
–a $485 million decrease in sales and maturities of investments primarily due to the maturity of certificates of deposit in the first quarter of 2025, of which the proceeds were used to repay notes payable in the prior year;
partially offset by:
–lower cash paid for acquisitions, net of cash acquired of $200 million primarily due to amounts paid for the acquisition of CAPE Analytics in the first quarter of 2025.
Net cash used in financing activities
The $421 million increase in cash used in financing activities in the three months ended March 31, 2026 compared to the same period in the prior year was primarily attributed to:
–higher cash paid for treasury share repurchases in 2026 of $1,098 million compared to the same period in the prior year;
partially offset by:
–a $700 million repayment of notes payable in the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.5 billion at March 31, 2026 included approximately $1.1 billion located outside of the U.S. Approximately 23% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euro and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
The Company regularly evaluates which entities will indefinitely reinvest earnings outside the U.S. The Company has provided deferred taxes for those entities whose earnings are not considered indefinitely reinvested. Accordingly, the Company continues to repatriate a portion of its non-U.S. cash in these subsidiaries and will continue to repatriate certain of its offshore cash in a manner that addresses compliance with local statutory requirements, sufficient offshore working capital and any other factors that may be relevant in certain jurisdictions. Notwithstanding the Tax Act, which generally eliminated federal income tax on future cash repatriation to the U.S., cash repatriation may be subject to state and local taxes or withholding or similar taxes.

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At March 31, 2026, Moody’s had $7.1 billion of outstanding principal on debt and $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at March 31, 2026 is as follows:

For additional information on the Company's outstanding debt, refer to Note 13 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $3.5 billion, of which approximately $200 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of March 31, 2026, these purchase obligations totaled approximately $650 million, of which approximately 50% is expected to be paid in the next twelve months and another approximate 50% is expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $1,021 million at March 31, 2026, primarily related to real estate leases, of which $99 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 14 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at March 31, 2026, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On April 20, 2026, the Board approved the declaration of a quarterly dividend of $1.03 per share for Moody’s common stock, payable June 5, 2026 to shareholders of record at the close of business on May 15, 2026. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 21, 2025, the Board approved $4.0 billion in share repurchase authority. At March 31, 2026, the Company had approximately $2.5 billion of remaining authority under this authorization.

Restructuring
As more fully discussed in Note 9 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be approximately $90 million to $110 million, which are expected to be paid out through 2027.
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

Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments, iii) charges related to asset abandonment and iv) a reserve for an international non-income tax obligation. Depreciation and amortization are excluded because companies utilize productive assets of different estimated useful lives and use different methods of acquiring and depreciating productive assets. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The reserve for an international non-income tax obligation is excluded because the Company believes it is not indicative of its ongoing operating cost structure.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended March 31,
	2026	2025
Operating income	$922	$846
Adjustments:
Depreciation and amortization	122	113
Restructuring	27	33
Reserve for international non-income tax obligation	34	—
Charges related to asset abandonment	—	2
Adjusted Operating Income	$1,105	$994
Operating margin	44.3%	44.0%
Adjusted Operating Margin	53.2%	51.7%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody’s operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) charges related to asset abandonment; and iv) and a reserve for an international non-income tax obligation and related interest and penalties.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these items may vary widely across periods and companies. The reserve for an international non-income tax obligation and related interest and penalties are excluded because the Company believes they are not indicative of its ongoing operating cost structure.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended March 31,
Amounts in millions	2026		2025
Net Income attributable to Moody's common shareholders		$661		$625
Pre-tax acquisition-related intangible amortization	$53		$53
Tax on acquisition-related intangible amortization	(13)		(13)
Net acquisition-related intangible amortization		40		40
Pre-tax restructuring	$27		$33
Tax on restructuring	(6)		(8)
Net restructuring		21		25
Pre-tax reserve for international non-income tax obligation and related interest and penalties	$53		$—
Tax on reserve for international non-income tax obligation and related interest and penalties	(8)		—
Net reserve for international non-income tax obligation and related interest and penalties		45		—
Pre-tax charges related to asset abandonment	$—		$2
Tax on charges related to asset abandonment	—		—
Net charges related to asset abandonment		—		2
Adjusted Net Income		$767		$692

	Three Months Ended March 31,
	2026		2025
Diluted earnings per share attributable to Moody's common shareholders		$3.73		$3.46
Pre-tax acquisition-related intangible amortization	$0.30		$0.29
Tax on acquisition-related intangible amortization	(0.07)		(0.07)
Net acquisition-related intangible amortization		0.23		0.22
Pre-tax restructuring	$0.15		$0.18
Tax on restructuring	(0.03)		(0.04)
Net restructuring		0.12		0.14
Pre-tax reserve for international non-income tax obligation and related interest and penalties	$0.30		$—
Tax on reserve for international non-income tax obligation and related interest and penalties	(0.05)		—
Net reserve for international non-income tax obligation and related interest and penalties		0.25		—
Pre-tax charges related to asset abandonment	$—		$0.01
Tax on charges related to asset abandonment	—		—
Net charges related to asset abandonment		—		0.01
Adjusted Diluted EPS		$4.33		$3.83

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

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$939	$757
Capital additions	(95)	(85)
Free Cash Flow	$844	$672
Net cash (used in) provided by investing activities	$(91)	$224
Net cash used in financing activities	$(1,719)	$(1,298)

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
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) measures:

	Three Months Ended March 31,
Amounts in millions	2026	2025	Change	Growth
MCO revenue	$2,079	$1,924	$155	8%
FX impact	(46)	—	(46)
Inorganic revenue from acquisitions	(5)	—	(5)
Divestitures	—	(14)	14
Organic constant currency MCO revenue	$2,028	$1,910	$118	6%

MA revenue	$926	$859	$67	8%
FX impact	(25)	—	(25)
Inorganic revenue from acquisitions	(2)	—	(2)
Divestitures	—	(14)	14
Organic constant currency MA revenue	$899	$845	$54	6%

Decision Solutions revenue	$432	$405	$27	7%
FX impact	(10)	—	(10)
Inorganic revenue from acquisitions	(2)	—	(2)
Divestitures	—	(14)	14
Organic constant currency Decision Solutions revenue	$420	$391	$29	7%

Banking revenue	$133	$141	$(8)	(6)%
FX impact	(2)	—	(2)
Divestitures	—	(14)	14
Organic constant currency Banking revenue	$131	$127	$4	3%

Insurance revenue	$181	$163	$18	11%
FX impact	(2)	—	(2)
Inorganic revenue from acquisitions	(2)	—	(2)
Organic constant currency Insurance revenue	$177	$163	$14	9%

KYC revenue	$118	$101	$17	17%
FX impact	(6)	—	(6)
Constant currency KYC revenue	$112	$101	$11	11%

Research and Insights revenue	$255	$236	$19	8%
FX impact	(4)	—	(4)
Constant currency Research and Insights revenue	$251	$236	$15	6%

	Three Months Ended March 31,
Amounts in millions	2026	2025	Change	Growth
Data and Information revenue	$239	$218	$21	10%
FX impact	(11)	—	(11)
Constant currency Data and Information revenue	$228	$218	$10	5%

MA recurring revenue	$909	$822	$87	11%
FX impact	(25)	—	(25)
Inorganic recurring revenue from acquisitions	(2)	—	(2)
Organic constant currency MA recurring revenue	$882	$822	$60	7%

Decision Solutions recurring revenue	$422	$373	$49	13%
FX impact	(10)	—	(10)
Inorganic recurring revenue from acquisitions	(2)	—	(2)
Organic constant currency Decision Solutions recurring revenue	$410	$373	$37	10%

Banking recurring revenue	$127	$115	$12	10%
FX impact	(2)	—	(2)
Organic constant currency Banking recurring revenue	$125	$115	$10	9%

Insurance recurring revenue	$177	$157	$20	13%
FX impact	(2)	—	(2)
Inorganic recurring revenue from acquisitions	(2)	—	(2)
Organic constant currency Insurance recurring revenue	$173	$157	$16	10%

KYC recurring revenue	$118	$101	$17	17%
FX impact	(6)	—	(6)
Constant currency KYC recurring revenue	$112	$101	$11	11%

Research and Insights recurring revenue	$252	$233	$19	8%
FX impact	(4)	—	(4)
Organic constant currency Research and Insights recurring revenue	$248	$233	$15	6%

Data and Information recurring revenue	$235	$216	$19	9%
FX impact	(11)	—	(11)
Organic constant currency Data and Information recurring revenue	$224	$216	$8	4%

MIS revenue	$1,153	$1,065	$88	8%
FX impact	(21)	—	(21)
Inorganic revenue from acquisitions	(3)	—	(3)
Organic constant currency MIS revenue	$1,129	$1,065	$64	6%

Corporate Finance revenue	$633	$564	$69	12%
FX impact	(10)	—	(10)
Organic constant currency Corporate Finance revenue	$623	$564	$59	10%

Structured Finance revenue	$137	$138	$(1)	(1)%
FX impact	(3)	—	(3)
Organic constant currency Structured Finance revenue	$134	$138	$(4)	(3)%

	Three Months Ended March 31,
Amounts in millions	2026	2025	Change	Growth
Financial Institutions revenue	$194	$191	$3	2%
FX impact	(5)	—	(5)
Organic constant currency Financial Institutions revenue	$189	$191	$(2)	(1)%

PPIF revenue	176	163	13	8%
FX impact	(3)	—	(3)
Organic constant currency PPIF revenue	$173	$163	$10	6%

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
The Company calculates ARR by taking the total recurring contract value for each active renewable contract as of the reporting date, divided by the number of days in the contract and multiplied by 365 days to create an annualized value. The Company defines renewable contracts as subscriptions, term licenses, maintenance and renewable services. ARR excludes transaction sales including one-time training, services and perpetual licenses. In order to compare period-over-period ARR excluding the effects of foreign currency translation, the Company bases the calculation on currency rates utilized in its current year operating budget and holds these FX rates constant for the duration of all current and prior periods being reported. Additionally, to provide better perspective in assessing growth, the Company excludes from ARR contracts associated with acquisitions and divestitures completed within the last 12 months. Given the close proximity of the anticipated closing date to the date of the filing of this quarterly report on Form 10-Q, the Company excluded contracts associated with the MA Regulatory Solutions business from ARR to reflect the expected impact of the pending divestiture.
The Company’s definition of ARR may differ from definitions utilized by other companies reporting similarly named measures, and this metric should be viewed in addition to, and not as a substitute for, financial measures presented in accordance with GAAP.

Amounts in millions	March 31, 2026	March 31, 2025	Change	Growth
MA ARR
Decision Solutions
Banking	$422	$382	$40	10%
Insurance	706	658	48	7%
KYC	473	419	54	13%
Total Decision Solutions	$1,601	$1,459	$142	10%
Research and Insights	1,027	964	63	7%
Data and Information	979	920	59	6%
Total MA ARR	$3,607	$3,343	$264	8%

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are forward-looking statements and are based on future expectations, plans and prospects for the Company's business and operations that involve a number of risks and uncertainties. Such statements involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements. Those statements appear at various places throughout this quarterly report on Form 10-Q, including in the sections entitled “Contingencies” under Item 2, “MD&A,” commencing on page 37 of this quarterly report on Form 10-Q, under “Legal Proceedings” in Part II, Item 1, of this Form 10-Q, and elsewhere in the context of statements containing the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “predict,” “potential,” “continue,” “strategy,” “aspire,” “target,” “forecast,” “project,” “estimate,” “should,” “could,” “may,” and similar expressions or words and variations thereof relating to the Company’s views on future events, trends and contingencies or otherwise convey the prospective nature of events or outcomes generally indicative of forward-looking statements. Stockholders and investors are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements and other information in this document are made as of the date of this quarterly report on Form 10-Q, and the Company undertakes no obligation (nor does it intend) to publicly supplement, update or revise such statements on a going-forward basis, whether as a result of subsequent developments, changed expectations or otherwise, except as required by applicable law or regulation. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is identifying certain factors that could cause actual results to differ, perhaps materially, from those indicated by these forward-looking statements.
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
These factors, risks and uncertainties as well as other risks and uncertainties that could cause Moody’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements are described in greater detail under “Risk Factors” in Part I, Item 1A of Moody’s annual report on Form 10-K for the year ended December 31, 2025, and in other filings made by the Company from time to time with the SEC or in materials incorporated herein or therein. Stockholders and investors are cautioned that the occurrence of any of these factors, risks and uncertainties may cause the Company’s actual results to differ materially from those contemplated, expressed, projected, anticipated or implied in the forward-looking statements, which could have a material and adverse effect on the Company’s business, results of operations and financial condition. New factors may emerge from time to time, and it is not possible for the Company to predict new factors, nor can the Company assess the potential effect of any new factors on it. Forward-looking and other statements in this document may also address our corporate responsibility progress, plans, and goals (including sustainability and environmental matters), and the inclusion of such statements is not an indication that these contents are necessarily material to investors or required to be disclosed in the Company’s filings with the Securities and Exchange Commission. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk
In the three months ended March 31, 2026, the Company entered into new cross-currency swap hedging transactions designated as net investment hedges, which are disclosed in Note 7 to the consolidated financial statements. The related sensitivity analysis disclosed in our Form 10-K for the year ended December 31, 2025 for our derivatives and non-derivatives designated as net investment hedges has been updated below to reflect the Company's exposure to market risk as of March 31, 2026. There have been no material changes to the Company's market risk other than the aforementioned cross-currency swaps during the three months ended March 31, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2025.
Derivatives and non-derivatives designated as net investment hedges:
The Company designates derivative instruments and foreign currency-denominated debt as hedges of foreign currency risk of net investments in certain foreign subsidiaries (net investment hedges) under ASC Topic 815, Derivatives and Hedging.
Cross-currency swaps
As of March 31, 2026, the Company had cross-currency swaps designated as net investment hedges to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in exchange rates. The notional values and corresponding interest rates are disclosed in Note 7 to the consolidated financial statements located in Item 1 of this Form 10-Q.
•If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $450 million unfavorable impact to the fair value of the cross-currency swaps recognized in OCI.
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

Euro-denominated debt
As of March 31, 2026 the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $140 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended March 31, 2026.
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
Item 1A. Risk Factors
There have been no material changes from the significant risk factors and uncertainties previously disclosed under the heading "Risk Factors" in the Company's annual report on Form 10-K for the year ended December 31, 2025, that if they were to occur, could materially adversely affect the Company’s business, financial condition, operating results and/or cash flow. For a discussion of the Company’s risk factors, refer to Item 1A. “Risk Factors” contained in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
MOODY'S PURCHASES OF EQUITY SECURITIES
For the three months ended March 31, 2026

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
January 1- 31	236,102	$526.15	235,831	$3,836	million
February 1- 28	693,319	$450.20	692,653	$3,525	million
March 1- 31	2,559,104	$443.94	2,331,610	$2,489	million
Total	3,488,525	$451.22	3,260,094
(1) Includes surrender to the Company of 271; 666; and 227,494 shares of common stock in January, February, and March, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On October 21, 2025, the Board authorized $4 billion in share repurchase authority. At March 31, 2026 there was approximately $2.5 billion of share repurchase authority remaining under this authorization. There is no established expiration date for the remaining authorization.
During the first quarter of 2026, Moody’s issued a net 394 thousand shares under employee stock-based compensation plans.

Item 5. Other Information
Not applicable.

Item 6.    Exhibits

Exhibit No	Description
3	Articles of Incorporation and By-laws

.1
Restated Certificate of Incorporation of the Registrant, effective April 17, 2024 (incorporated by reference to Exhibit 3.3 to the Report on Form 8-K of the Registrant, file number 1-14037, filed April 19, 2024)

.2
Amended and Restated By-laws of Moody’s Corporation, effective October 14, 2025 (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K of the Registrant, file number 1-14037, filed February 18, 2026)

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

Date: April 23, 2026