Form 10-Q
period 2026-06-30
MOODYS CORP /DE/
filed 2026-07-23
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Shares Outstanding at June 30, 2026
173.2 million

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

CRAs	Credit rating agencies
Data and Information (D&I)	LOB within MA which is powered by the world's largest database on companies and credit and serves as a critical input to financial analysis and AI model development/risk assessment

TERM	DEFINITION
Decision Solutions (DS)	LOB within MA; a set of cloud-based platforms embedding Moody's data and analytics directly into regulated banking, insurance, and KYC workflows
Duplicate Rent	Duplicate rent expense incurred during the build-out and transition to the Company's new New York City headquarters
EMEA	Represents countries within Europe, the Middle East and Africa
EPS	Earnings per share
ESTR	Euro Short-Term Rate
ETR	Effective tax rate
EU	European Union
EUR	Euros
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

Research and Insights (R&I)	LOB within MA that provides credit research, economic analysis and scenario modeling used in investment, risk, and regulatory decisions
RMBS	Residential mortgage-backed securities; an asset class within SFG
ROU Asset	Assets which represent the Company’s right to use an underlying asset for the term of a lease
SEC	U.S. Securities and Exchange Commission
SFG	Structured finance group; an LOB of MIS
SG&A	Selling, general and administrative expenses
SGD	Singapore dollar
SOFR	Secured Overnight Financing Rate
Strategic and Operational Efficiency Restructuring Program	Multi-year restructuring program approved by the CEO of Moody’s on December 19, 2024, and expanded in July 2026, relating to the Company's strategy to realign the business toward high priority growth areas and to consolidate certain functions to simplify the organizational structure to enable efficiency and improved operating leverage; includes a reduction in staff, the rationalization and exit of certain real estate leases, incremental amortization of certain software, and the exit of certain businesses and product offerings
Tax Act	The “Tax Cuts and Jobs Act” enacted into U.S. law on December 22, 2017, which significantly amends the tax code in the U.S.
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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2,185	$1,898	$4,264	$3,822
Expenses
Operating	518	489	1,049	980
Selling, general and administrative	463	443	940	882
Depreciation and amortization	126	120	248	233
Restructuring	32	27	59	60
Charges related to asset abandonment	—	1	—	3
Total expenses	1,139	1,080	2,296	2,158
Operating income	1,046	818	1,968	1,664
Non-operating income (expense), net
Interest expense, net	(58)	(61)	(124)	(122)
Other non-operating income, net	2	15	16	34
Gain on business divestitures	181	—	181	—
Total non-operating income (expense), net	125	(46)	73	(88)
Income before provision for income taxes	1,171	772	2,041	1,576
Provision for income taxes	292	193	501	372
Net income	879	579	1,540	1,204
Less: Net income attributable to noncontrolling interests	1	1	1	1
Net income attributable to Moody's	$878	$578	$1,539	$1,203
Earnings per share attributable to Moody's common shareholders
Basic	$5.04	$3.22	$8.77	$6.69
Diluted	$5.03	$3.21	$8.75	$6.66
Weighted average number of shares outstanding
Basic	174.1	179.7	175.5	179.9
Diluted	174.5	180.2	175.9	180.5
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$879			$579
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(45)	$—	(45)	$424	$—	424
Net gains (losses) on net investment hedges	2	(3)	(1)	(486)	122	(364)
Cash Flow Hedges:
Reclassification of losses included in net income	—	—	—	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(2)	1	(1)	(1)	—	(1)
Net actuarial gains (losses)	6	(2)	4	(1)	—	(1)
Total other comprehensive (loss) income	$(39)	$(4)	$(43)	$(63)	$122	$59
Comprehensive income			836			638
Less: comprehensive loss attributable to noncontrolling interests			(7)			—
Comprehensive Income Attributable to Moody's			$843			$638

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$1,540			$1,204
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(163)	$1	(162)	$612	$(1)	611
Net gains (losses) on net investment hedges	129	(35)	94	(660)	166	(494)
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(2)	1	(1)	(1)	—	(1)
Net actuarial gains (losses)	7	(2)	5	(1)	—	(1)
Total other comprehensive (loss) income	$(28)	$(35)	$(63)	$(49)	$165	$116
Comprehensive income			1,477			1,320
Less: comprehensive loss attributable to noncontrolling interests			(8)			(3)
Comprehensive Income Attributable to Moody's			$1,485			$1,323
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,467	$2,384
Short-term investments	29	64
Accounts receivable, net of allowance for credit losses of $29 in 2026 and $29 in 2025	1,919	2,024
Other current assets	567	714
Total current assets	3,982	5,186
Property and equipment, net of accumulated depreciation of $1,579 in 2026 and $1,572 in 2025	754	722
Operating lease right-of-use assets	504	282
Goodwill	6,318	6,368
Intangible assets, net	1,749	1,866
Deferred tax assets, net	277	305
Other assets	1,091	1,101
Total assets	$14,675	$15,830
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,086	$1,304
Current portion of operating lease liabilities	93	95
Current portion of long-term debt	571	—
Deferred revenue	1,595	1,582
Total current liabilities	$3,345	$2,981
Non-current portion of deferred revenue	53	56
Long-term debt	6,375	6,994
Deferred tax liabilities, net	292	315
Uncertain tax positions	170	158
Operating lease liabilities	483	262
Other liabilities	791	859
Total liabilities	11,509	11,625
Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at June 30, 2026 and December 31, 2025, respectively	3	3
Capital surplus	1,753	1,676
Retained earnings	19,027	17,853
Treasury stock, at cost; 169,721,288 and 165,359,285 shares of common stock at June 30, 2026 and December 31, 2025, respectively	(17,204)	(14,978)
Accumulated other comprehensive loss	(554)	(500)
Total Moody's shareholders' equity	3,025	4,054
Noncontrolling interests	141	151
Total shareholders' equity	3,166	4,205
Total liabilities, noncontrolling interests and shareholders' equity	$14,675	$15,830
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$1,540	$1,204
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	248	233
Stock-based compensation	117	117
Deferred income taxes	(28)	17
Non-cash restructuring and abandonment-related charges	2	7
Provision for credit losses on accounts receivable	7	6
Gain on business divestitures	(181)	—
Changes in assets and liabilities:
Accounts receivable	80	94
Other current assets	87	(25)
Other assets	5	(24)
Lease obligations	(3)	(19)
Accounts payable and accrued liabilities	(193)	(341)
Deferred revenue	20	26
Uncertain tax positions and other non-current tax liabilities	13	10
Other liabilities	4	(5)
Net cash provided by operating activities	1,718	1,300
Cash flows from investing activities
Capital additions	(186)	(160)
Purchases of investments	(74)	(118)
Sales and maturities of investments	106	579
Purchases of investments in non-consolidated affiliates	(2)	(12)
Receipts from settlements of net investment hedges	—	32
Cash paid for acquisitions, net of cash acquired	(23)	(223)
Cash received upon business divestitures, net of cash transferred to purchaser	200	—
Net cash provided by investing activities	21	98
Cash flows from financing activities
Repayment of notes	—	(700)
Proceeds from stock-based compensation plans	24	32
Repurchase of shares related to stock-based compensation and excise tax payments on share repurchases	(120)	(88)
Treasury shares	(2,165)	(657)
Dividends	(365)	(366)
Dividends to noncontrolling interests	(3)	(1)
Net cash used in financing activities	(2,629)	(1,780)

Effect of exchange rate changes on cash and cash equivalents	(27)	148
Decrease in cash and cash equivalents	(917)	(234)
Cash and cash equivalents, beginning of period	2,384	2,408
Cash and cash equivalents, end of period	$1,467	$2,174
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2025	342.9	$3	$1,483	$16,526	(163.0)	$(13,734)	$(578)	$3,700	$158	$3,858
Net income				578				578	1	579
Dividends ($0.94 per share)				(171)				(171)	—	(171)
Stock-based compensation			63					63		63
Shares issued for stock-based compensation plans at average cost, net			6		0.1	2		8		8
Treasury shares repurchased, inclusive of excise tax of $3 million			—		(0.6)	(288)		(288)		(288)
Currency translation adjustment, net of net investment hedge activity (net of tax of $122 million)							60	60		60
Net actuarial losses							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at June 30, 2025	342.9	$3	$1,552	$16,933	(163.5)	$(14,020)	$(519)	$3,949	$159	$4,108
    The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
Net income				1,203				1,203	1	1,204
Dividends ($1.88 per share)				(341)				(341)	(1)	(342)
Stock-based compensation			121					121		121
Shares issued for stock-based compensation plans at average cost, net			(20)		0.5	(36)		(56)		(56)
Treasury shares repurchased, inclusive of excise tax of $5 million			—		(1.4)	(662)		(662)		(662)
Currency translation adjustment, net of net investment hedge activity (net of tax of $165 million)							120	120	(3)	117
Net actuarial losses							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at June 30, 2025	342.9	$3	$1,552	$16,933	(163.5)	$(14,020)	$(519)	$3,949	$159	$4,108
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at March 31, 2026	342.9	$3	$1,686	$18,331	(168.2)	$(16,507)	$(519)	$2,994	$149	$3,143
Net income				878				878	1	879
Dividends ($1.03 per share)				(182)				(182)	(7)	(189)
Stock-based compensation			62					62		62
Shares issued for stock-based compensation plans at average cost, net			5		—	4		9		9
Noncontrolling interest resulting from majority acquisition								—	6	6
Treasury shares repurchased, inclusive of excise tax of $7 million					(1.5)	(701)		(701)		(701)
Currency translation adjustment, net of net investment hedge activity (net of tax of $3 million)							(38)	(38)	(8)	(46)
Net actuarial gains (net of tax of $2 million)							4	4		4
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Balance at June 30, 2026	342.9	$3	$1,753	$19,027	(169.7)	$(17,204)	$(554)	$3,025	$141	$3,166

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	342.9	$3	$1,676	$17,853	(165.4)	$(14,978)	$(500)	$4,054	$151	$4,205
Net income				1,539				1,539	1	1,540
Dividends ($2.06 per share)				(365)				(365)	(8)	(373)
Stock-based compensation			120					120		120
Shares issued for stock-based compensation plans at average cost, net			(43)		0.4	(42)		(85)		(85)
Noncontrolling interest resulting from majority acquisition								—	6	6
Treasury shares repurchased, inclusive of excise tax of $19 million			—		(4.7)	(2,184)		(2,184)		(2,184)
Currency translation adjustment, net of net investment hedge activity (net of tax of $34 million)							(59)	(59)	(9)	(68)
Net actuarial gains (net of tax of $2 million)							5	5		5
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at June 30, 2026	342.9	$3	$1,753	$19,027	(169.7)	$(17,204)	$(554)	$3,025	$141	$3,166
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

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MA:
Decision Solutions (DS)
Banking	$119	$138	$252	$279
Insurance	183	168	364	331
KYC	121	107	239	208
Total DS	423	413	855	818
Research and Insights (R&I)	256	249	511	485
Data and Information (D&I)	246	226	485	444
Total external revenue	925	888	1,851	1,747
Intersegment revenue	3	3	6	6
Total MA	928	891	1,857	1,753
MIS:
Corporate Finance (CFG)
Investment-grade	186	142	406	307
High-yield	113	85	201	152
Bank loans	147	98	286	258
Other accounts (1)	205	187	391	359
Total CFG	651	512	1,284	1,076
Structured Finance (SFG)
Asset-backed securities	45	35	83	70
RMBS	35	29	67	55
CMBS	25	25	47	53
Structured credit	45	46	89	94
Other accounts	1	—	2	1
Total SFG	151	135	288	273
Financial Institutions (FIG)
Banking	148	120	282	250
Insurance	47	54	85	99
Managed investments	23	13	41	26
Other accounts	4	4	8	7
Total FIG	222	191	416	382
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	82	75	156	147
Project and infrastructure	142	87	244	178
Total PPIF	224	162	400	325
Total ratings revenue	1,248	1,000	2,388	2,056
MIS Other	12	10	25	19
Total external revenue	1,260	1,010	2,413	2,075
Intersegment revenue	52	50	103	99
Total MIS	1,312	1,060	2,516	2,174
Eliminations	(55)	(53)	(109)	(105)
Total MCO	$2,185	$1,898	$4,264	$3,822
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following tables present the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$178	$245	$423	$162	$251	$413
Research and Insights	141	115	256	139	110	249
Data and Information	90	156	246	80	146	226
Total MA	409	516	925	381	507	888
MIS:
Corporate Finance	433	218	651	314	198	512
Structured Finance	104	47	151	91	44	135
Financial Institutions	119	103	222	99	92	191
Public, Project and Infrastructure Finance	152	72	224	107	55	162
Total ratings revenue	808	440	1,248	611	389	1,000
MIS Other	1	11	12	—	10	10
Total MIS	809	451	1,260	611	399	1,010
Total MCO	$1,218	$967	$2,185	$992	$906	$1,898

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$353	$502	$855	$329	$489	$818
Research and Insights	279	232	511	267	218	485
Data and Information	176	309	485	160	284	444
Total MA	808	1,043	1,851	756	991	1,747
MIS:
Corporate Finance	905	379	1,284	705	371	1,076
Structured Finance	198	90	288	191	82	273
Financial Institutions	221	195	416	194	188	382
Public, Project and Infrastructure Finance	264	136	400	211	114	325
Total ratings revenue	1,588	800	2,388	1,301	755	2,056
MIS Other	2	23	25	—	19	19
Total MIS	1,590	823	2,413	1,301	774	2,075
Total MCO	$2,398	$1,866	$4,264	$2,057	$1,765	$3,822

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MA:
U.S.	$409	$381	$808	$756
Non-U.S.:
EMEA	361	347	735	678
Asia-Pacific	89	92	181	180
Americas	66	68	127	133
Total Non-U.S.	516	507	1,043	991
Total MA	925	888	1,851	1,747
MIS:
U.S.	809	611	1,590	1,301
Non-U.S.:
EMEA	289	266	530	504
Asia-Pacific	107	82	192	161
Americas	55	51	101	109
Total Non-U.S.	451	399	823	774
Total MIS	1,260	1,010	2,413	2,075
Total MCO	$2,185	$1,898	$4,264	$3,822

The following tables summarize the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended June 30,
	2026			2025
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$3	$116	$119	$25	$113	$138
	3%	97%	100%	18%	82%	100%
Insurance	$3	$180	$183	$6	$162	$168
	2%	98%	100%	4%	96%	100%
KYC	$1	$120	$121	$—	$107	$107
	1%	99%	100%	—%	100%	100%
Total Decision Solutions	$7	$416	$423	$31	$382	$413
	2%	98%	100%	8%	92%	100%
Research and Insights	$2	$254	$256	$3	$246	$249
	1%	99%	100%	1%	99%	100%
Data and Information	$1	$245	$246	$2	$224	$226
	—%	100%	100%	1%	99%	100%
Total MA (1)	$10	$915	$925	$36	$852	$888
	1%	99%	100%	4%	96%	100%
Corporate Finance	$494	$157	$651	$365	$147	$512
	76%	24%	100%	71%	29%	100%
Structured Finance	$88	$63	$151	$74	$61	$135
	58%	42%	100%	55%	45%	100%
Financial Institutions	$135	$87	$222	$108	$83	$191
	61%	39%	100%	57%	43%	100%
Public, Project and Infrastructure Finance	$172	$52	$224	$113	$49	$162
	77%	23%	100%	70%	30%	100%
MIS Other	$2	$10	$12	$3	$7	$10
	17%	83%	100%	30%	70%	100%
Total MIS	$891	$369	$1,260	$663	$347	$1,010
	71%	29%	100%	66%	34%	100%
Total Moody's Corporation	$901	$1,284	$2,185	$699	$1,199	$1,898
	41%	59%	100%	37%	63%	100%

	Six Months Ended June 30,
	2026			2025
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$9	$243	$252	$51	$228	$279
	4%	96%	100%	18%	82%	100%
Insurance	$7	$357	$364	$12	$319	$331
	2%	98%	100%	4%	96%	100%
KYC	$1	$238	$239	$—	$208	$208
	—%	100%	100%	—	100%	100%
Total Decision Solutions	$17	$838	$855	$63	$755	$818
	2%	98%	100%	8%	92%	100%
Research and Insights	$5	$506	$511	$6	$479	$485
	1%	99%	100%	1%	99%	100%
Data and Information	$5	$480	$485	$4	$440	$444
	1%	99%	100%	1%	99%	100%
Total MA (1)	$27	$1,824	$1,851	$73	$1,674	$1,747
	1%	99%	100%	4%	96%	100%
Corporate Finance	$978	$306	$1,284	$792	$284	$1,076
	76%	24%	100%	74%	26%	100%
Structured Finance	$162	$126	$288	$152	$121	$273
	56%	44%	100%	56%	44%	100%
Financial Institutions	$240	$176	$416	$217	$165	$382
	58%	42%	100%	57%	43%	100%
Public, Project and Infrastructure Finance	$296	$104	$400	$229	$96	$325
	74%	26%	100%	70%	30%	100%
MIS Other	$5	$20	$25	$5	$14	$19
	20%	80%	100%	26%	74%	100%
Total MIS	$1,681	$732	$2,413	$1,395	$680	$2,075
	70%	30%	100%	67%	33%	100%
Total Moody's Corporation	$1,708	$2,556	$4,264	$1,468	$2,354	$3,822
	40%	60%	100%	38%	62%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following tables present the timing of revenue recognition:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$15	$891	$906	$41	$1,681	$1,722
Revenue recognized over time	910	369	1,279	1,810	732	2,542
Total	$925	$1,260	$2,185	$1,851	$2,413	$4,264

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$19	$663	$682	$44	$1,395	$1,439
Revenue recognized over time	869	347	1,216	1,703	680	2,383
Total	$888	$1,010	$1,898	$1,747	$2,075	$3,822
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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	MA	MIS	MA	MIS
Unbilled Receivables	$86	$577	$106	$500
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	MA	MIS	Total	MA	MIS	Total
Balance at March 31,	$1,506	$368	$1,874	$1,462	$360	$1,822
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(665)	(126)	(791)	(562)	(123)	(685)
Increases due to amounts billable excluding amounts recognized as revenue during the period	453	106	559	346	105	451
Adjustment related to divestiture of business(1)	5	—	5	—	—	—
Effect of exchange rate changes	2	(1)	1	39	8	47
Total changes in deferred revenue	(205)	(21)	(226)	(177)	(10)	(187)
Balance at June 30,	$1,301	$347	$1,648	$1,285	$350	$1,635

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,368	$270	$1,638	$1,243	$268	$1,511
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(967)	(161)	(1,128)	(846)	(169)	(1,015)
Increases due to amounts billable excluding amounts recognized as revenue during the period	924	240	1,164	804	240	1,044
Increases due to acquisitions during the period	—	—	—	15	—	15
Adjustment related to divestiture of business (1)	(4)	—	(4)	—	—	—
Effect of exchange rate changes	(20)	(2)	(22)	69	11	80
Total changes in deferred revenue	(67)	77	10	42	82	124
Balance at June 30,	$1,301	$347	$1,648	$1,285	$350	$1,635
Deferred revenue - current	$1,300	$295	$1,595	$1,284	$294	$1,578
Deferred revenue - non-current	$1	$52	$53	$1	$56	$57
(1) Reflects adjustments to the deferred revenue balance that was disposed of pursuant to the divestiture of the MA Regulatory Solutions business, which was divested in the second quarter of 2026, as more fully discussed in Note 11.
For the MA segment, the decrease in deferred revenue for the three months ended June 30, 2026 and 2025 was primarily due to the recognition of annual subscription billings, which occur in December and January. For the six months ended June 30, 2026, the decrease in deferred revenue was primarily due to the recognition of annual subscriptions billed in the fourth quarter of 2025 and unfavorable effect of exchange rate changes. For the six months ended June 30, 2025, the increase in deferred revenue was primarily attributable to the favorable effect of exchange rate changes, partially offset by the recognition of annual subscriptions billed in the fourth quarter of 2024.
For the MIS segment, the change in the deferred revenue balance for all periods presented was primarily related to the significant portion of contract renewals that occur during the first quarter and are generally recognized over a one year period.
Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of June 30, 2026 as well as amounts not yet invoiced to customers as of June 30, 2026, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.6 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $90 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 55% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation cost	$60	$61	$117	$118
Tax benefit	$13	$13	$26	$25
During the first half of 2026, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $133.17 per share. The Company also granted 0.5 million shares of restricted stock in the first half of 2026, which had a weighted average grant date fair value of $443.74 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest is based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $431.10 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2026:

Expected dividend yield	0.93%
Expected stock volatility	27%
Risk-free interest rate	3.74%
Expected holding period	5.7 years
Unrecognized stock-based compensation expense at June 30, 2026 was $13 million and $354 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 2.6 years, respectively. Additionally, there was $61 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.0 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Six months ended June 30,
	2026	2025
Exercise of stock options:
Proceeds from stock option exercises	$12	$20
Aggregate intrinsic value	$16	$31
Tax benefit realized upon exercise	$4	$7
Number of shares exercised	0.1	0.1
Vesting of restricted stock:
Fair value of shares vested	$203	$236
Tax benefit realized upon vesting	$49	$58
Number of shares vested	0.4	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$72	$8
Tax benefit realized upon vesting	$12	$1
Number of shares vested (1)	0.2	—
(1) The number of shares vested in 2025 was approximately 15 thousand.

NOTE 4. INCOME TAXES
Moody’s ETR was 24.9% and 25.0% for the three months ended June 30, 2026 and 2025, respectively, and was 24.5%
and 23.6% for the six months ended June 30, 2026 and 2025, respectively. The increase in the ETR for the six months ended June 30, 2026 compared to the same period in the prior year of 0.9% primarily reflects lower Excess Tax Benefits from stock-based compensation in the current year. The Company’s year-to-date provision for income taxes is computed by applying its estimated annual ETR to the pre-tax earnings, including the impact of the Excess Tax Benefits on stock-based compensation of $19 million.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net increase in its UTP reserves of

$6 million ($5 million, net of federal tax) during the second quarter of 2026 and an increase of $12 million ($10 million, net of federal tax) during the first six months of 2026.
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

The following table shows the amount the Company paid for income taxes:

	Six Months Ended June 30,
	2026	2025
Income taxes paid	$428	$474

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic	174.1	179.7	175.5	179.9
Dilutive effect of shares issuable under stock-based compensation plans	0.4	0.5	0.4	0.6
Diluted	174.5	180.2	175.9	180.5
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.5	0.6	0.5	0.5
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of June 30, 2026 and 2025.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of June 30, 2026
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$817	$—	$817	$768	$29	$20
Mutual funds	$74	$9	$83	$—	$—	$83

	As of December 31, 2025
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,459	$—	$1,459	$1,393	$64	$2
Mutual funds	$95	$13	$108	$—	$—	$108
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both June 30, 2026 and December 31, 2025. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 21 months at June 30, 2026 and 13 months to 22 months at December 31, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of both June 30, 2026 and December 31, 2025, the contract value of the COLI was $50 million.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of June 30, 2026	As of December 31, 2025	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	—	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$1,750	$2,250
Refer to Note 13 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Interest expense, net		$(58)	$(61)	$(124)	$(122)
Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(8)	$(15)	$(16)	$(33)
Fair value changes on interest rate swaps	Interest expense, net	$(7)	$25	$(13)	$62
Fair value changes on hedged debt	Interest expense, net	$7	$(25)	$13	$(62)
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

As of June 30, 2026
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
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar

As of June 30, 2026 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD			SGD/HKD
Years Ending December 31,	Notional Amount (Pay) (1)	Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive) (1)
2027	€530	$550	HK$	—	$—	S$	—	HK$	—
2028	588	600	—		—	—		—
2029	573	614	—		—	—		—
2030	662	700	—		—	—		—
2031	481	500	—		—	—		—
2032	481	500	3,907		500	389		2,350
2033	370	400	—		—	—		—
2036	200	239	—		—	—		—
Total	€3,885	$4,103	HK$	3,907	$500	S$	389	HK$	2,350
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Cross currency swaps	$(9)	$(277)	$—	$—	$14	$15
Long-term debt	8	(87)	—	—	—	—
Total net investment hedges	$(1)	$(364)	$—	$—	$14	$15
Derivatives in Cash Flow Hedging Relationships
Interest rate contracts	$—	$—	$—	$(1)	$—	$—
Total cash flow hedges	$—	$—	$—	$(1)	$—	$—
Total	$(1)	$(364)	$—	$(1)	$14	$15

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025
Cross currency swaps	$65	$(365)	$—	$—	$28	$29
Long-term debt	29	(129)	—	—	—	—
Total net investment hedges	$94	$(494)	$—	$—	$28	$29
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$—	$—	$—
Interest rate contracts	—	—	(1)	(1)	—	—
Total cash flow hedges	$—	$—	$(1)	$(1)	$—	$—
Total	$94	$(494)	$(1)	$(1)	$28	$29

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	June 30, 2026	December 31, 2025
Net investment hedges
Cross currency swaps	$(96)	$(161)
FX forwards	29	29
Long-term debt	(33)	(62)
Total net investment hedges	$(100)	$(194)
Cash flow hedges
Interest rate contracts	$(41)	$(42)
Cross currency swaps	1	1
Total cash flow hedges	(40)	(41)
Total net gain in AOCL	$(140)	$(235)
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
The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	June 30, 2026				December 31, 2025
Notional amount of currency pair (1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$1,042		£779		$693		£522
Contracts to sell USD for JPY		$22		¥3,500		$17		¥2,700
Contracts to sell USD for CAD		$52	C$	73		$39	C$	53
Contracts to sell USD for SGD		$60	S$	76		$39	S$	50
Contracts to sell USD for EUR		$466		€400		$107		€91
Contracts to sell USD for INR		$26	₹	2,481		$26	₹	2,400
Contracts to sell EUR for USD		€24		$28		€21		$25
Contracts to sell AUD for USD	A$	4		$3	A$	—		$—

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at June 30, 2026 and related gains in the three and six months ended June 30, 2026 were not material. The notional amount of the total return swaps as of June 30, 2026 and December 31, 2025 was $74 million and $72 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
FX forwards	Other non-operating income, net	$(2)	$48	$(31)	$66
Total return swaps	Operating expense	$6	$5	$4	$3
Total return swaps	SG&A expense	$2	$2	$1	$1

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$5	$—
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	1	9
Total assets		$6	$9
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other liabilities	$371	$456
Interest rate swaps designated as fair value hedges	Other liabilities	98	84
Total derivatives designated as accounting hedges		469	540
Non-derivatives designated as accounting hedges:
Debt designated as net investment hedge	Current portion of long-term debt	571	—
Debt designated as net investment hedge	Long-term debt	857	1,468
Total non-derivatives designated as accounting hedges		1,428	1,468
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	18	—
Total liabilities		$1,915	$2,008

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended June 30, 2026
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,997	$(12)	$5,985	$383	$—	$383	$6,380	$(12)	$6,368
Additions/ adjustments (1)	—	—	—	32	—	32	32	—	32
Foreign currency translation adjustments	(75)	—	(75)	(14)	—	(14)	(89)	—	(89)
Adjustment related to divestiture of business (2)	7	—	7	—	—	—	7	—	7
Ending balance	$5,929	$(12)	$5,917	$401	$—	$401	$6,330	$(12)	$6,318

	Year Ended December 31, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (3)	135	—	135	8	—	8	143	—	143
Foreign currency translation adjustments	334	—	334	(5)	—	(5)	329	—	329
Reclassification to assets held-for-sale (2)	(89)	—	(89)	—	—	—	(89)	—	(89)
Divestiture of business (4)	(9)	—	(9)	—	—	—	(9)	—	(9)
Ending balance	$5,997	$(12)	$5,985	$383	$—	$383	$6,380	$(12)	$6,368
(1) The 2026 additions relate to the acquisitions of Fintellix and MERIS in 2026.
(2) The 2025 reclassification to assets held for sale for the MA segment relates to the divestiture of the MA Regulatory Solutions business. The 2026 change reflects adjustment to the goodwill allocated to the MA Regulatory Solutions business, which was divested in the second quarter of 2026, as more fully discussed in Note 11.
(3) The 2025 additions/adjustments primarily relate to the acquisition of CAPE Analytics and ICR Chile in 2025.
(4) The 2025 divestiture of business for the MA segment in the table above relates to the divestiture of the MA Learning Solutions Business.

Acquired intangible assets and related amortization consisted of:

	June 30, 2026	December 31, 2025
Customer relationships	$2,137	$2,165
Accumulated amortization	(757)	(724)
Net customer relationships	1,380	1,441
Software/product technology	745	774
Accumulated amortization	(534)	(526)
Net software/product technology	211	248
Database	164	164
Accumulated amortization	(110)	(103)
Net database	54	61
Trade names	195	201
Accumulated amortization	(98)	(96)
Net trade names	97	105
Other (1)	63	64
Accumulated amortization	(56)	(53)
Net other	7	11
Total acquired intangible assets, net	$1,749	$1,866
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$53	$55	$106	$108

NOTE 9. RESTRUCTURING
On December 19, 2024, the CEO of Moody’s approved the Strategic and Operational Efficiency Restructuring Program, the scope of which was expanded in July 2026. The Company currently estimates that upon completion, the program will result in annualized savings of $300 million to $350 million. This program relates to the Company's strategy to realign its operations toward high priority growth areas and to foster operating efficiency/leverage via simplification of organizational structures and technology enablement. This program will primarily include a reduction in staff, the rationalization and exit of certain leased office spaces, the retirement of certain legacy software applications, and the exit of certain businesses and product offerings, including the divestiture of the MA Regulatory Solutions business. The program includes $285 million to $330 million of expected pre-tax personnel and related restructuring charges, an amount that includes severance and other costs primarily determined under the Company's existing severance plans, expense related to the modification of equity awards, and additional costs to support the execution of the restructuring program. In addition, the program is expected to result in $5 million of non-cash charges from the exit from certain leased office spaces and $10 million to $15 million of non-cash charges related to incremental amortization of internally developed software due to a reduction in the useful life of the software assets. The savings generated from the Strategic and Operational Efficiency Restructuring Program are expected to strengthen the Company's operating margin, with a portion being deployed to support strategic investments. The Strategic and Operational Efficiency Restructuring Program is expected to be substantially complete by the end of 2027. Cash outlays associated with this program are expected to be $285 million to $330 million, which are expected to be paid through 2028.
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended June 30,		Six months ended June 30,		Cumulative expense incurred
	2026	2025	2026	2025
Strategic and Operational Efficiency Restructuring Program
Personnel and related costs (1)	$32	$23	$57	$54	$203
Real estate-related costs (2)	—	2	1	4	5
Internally developed software-related charges (3)	—	2	1	2	4
Total Restructuring	$32	$27	$59	$60	$212
(1) Primarily includes severance costs, expense related to the modification of equity awards, professional service fees for assistance with the reorganization of the Company's workforce and operating model and costs associated with the divestiture of the MA Regulatory Solutions business.
(2) Includes the incremental amortization of ROU Assets that have been abandoned or for which abandonment is planned in future periods.
(3) Includes the incremental amortization in the period relating to a change in estimated useful lives for certain internally developed software that has been abandoned or for which abandonment is planned in future periods.
Changes to the restructuring liability for the aforementioned restructuring program were as follows:

Balance as of December 31, 2025	$41
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	57
Cash payments	(55)
Balance as of June 30, 2026 (1)	$43
(1) Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of June 30, 2026, substantially all of the remaining $43 million restructuring liability is expected to be paid out in the next twelve months.

NOTE 10. FAIR VALUE
The tables below present information about items that are carried at fair value at June 30, 2026 and December 31, 2025:

	Fair Value Measurement as of June 30, 2026
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$6	$—	$6
Money market funds/mutual funds	251	251	—
Total	$257	$251	$6
Liabilities:
Derivatives (1)	$487	$—	$487
Total	$487	$—	$487

	Fair Value Measurement as of December 31, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$9	$—	$9
Money market funds/mutual funds	113	113	—
Total	$122	$113	$9
Liabilities:
Derivatives (1)	$540	$—	$540
Total	$540	$—	$540
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

NOTE 11. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	June 30, 2026	December 31, 2025
Other current assets:
Prepaid taxes	$69	$139
Prepaid expenses	172	184
Capitalized costs to obtain and fulfill sales contracts	146	143
Foreign exchange forwards on certain assets and liabilities	1	9
Interest receivable on interest rate and cross currency swaps	75	95
Assets held-for-sale	—	98
Contingent consideration receivable(1)	40	—
Other	64	46
Total other current assets	$567	$714

Other assets:
Investments in non-consolidated affiliates	$483	$489
Deposits for real-estate leases	15	16
Indemnification assets related to acquisitions	36	35
Mutual funds, certificates of deposit and money market deposit accounts/funds	103	110
Company owned life insurance (at contract value)	50	50
Capitalized costs to obtain sales contracts	257	253
Derivative instruments designated as accounting hedges	5	—
Pension and other retirement employee benefits	81	74
Other	61	74
Total other assets	$1,091	$1,101

Accounts payable and accrued liabilities:
Salaries and benefits	$152	$126
Incentive compensation	214	390
Customer credits, advanced payments and advanced billings	140	163
Dividends	11	8
Professional service fees	43	49
Interest accrued on debt	77	86
Accounts payable	48	62
Income taxes	160	146
Reserve for international non-income tax obligation	16	—
Pension and other retirement employee benefits	9	9
Accrued royalties	15	20
Foreign exchange forwards on certain assets and liabilities	18	—
Restructuring liability	43	41
Interest payable on interest rate and cross currency swaps	49	66
Liabilities held-for-sale	—	36
Other	91	102
Total accounts payable and accrued liabilities	$1,086	$1,304
(1) Represents the portion of contingent consideration related to the sale of the MA Regulatory Solutions business that became realizable in the second quarter of 2026, as discussed further in the "Gain on business divestitures" section below.

	June 30, 2026	December 31, 2025
Other liabilities:
Pension and other retirement employee benefits	$212	$216
Interest accrued on UTPs	50	43
MAKS indemnification provisions	19	19
Derivative instruments designated as accounting hedges	469	540
Other	41	41
Total other liabilities	$791	$859
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	June 30, 2026	December 31, 2025
Equity method investments (1)	$112	$121
Investments measured using the measurement alternative (2)	350	350
Other	21	18
Total investments in non-consolidated affiliates	$483	$489
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
FX (losses) gains	$(9)	$2	$(15)	$(3)
Net periodic pension income - non-service and non-interest cost components	10	9	19	18
Income from investments in non-consolidated affiliates	—	3	14	14
Gain on investments	4	2	7	5
Other	(3)	(1)	(9)	—
Total	$2	$15	$16	$34
Gain on business divestitures:
MA Regulatory Solutions business
The Company recorded a pre-tax gain of $179 million in connection with the sale of the MA Regulatory Solutions business, which was completed in the second quarter of 2026. As of June 30, 2026, the transaction agreement provides for up to $119 million of remaining contingent consideration, payable upon the achievement of certain post-closing conditions in the second half of 2026. The Company's accounting policy is to recognize contingent consideration related to the sale of a business as a gain contingency in accordance with ASC 450, Contingencies. Under this policy, contingent consideration is excluded from the initial measurement of gain or loss upon the divestiture of a business and is recognized in earnings when the contingency is resolved and the consideration becomes realizable.
MA Learning Solutions business
The Company recorded an incremental $2 million pre-tax gain resulting from customary post-close purchase price adjustments related to the MA Learning Solutions business, which was divested in the fourth quarter of 2025. As a result, the total pre-tax gain on the divestiture of the MA Learning Solutions business was $25 million.

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended June 30,
	2026					2025
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at March 31,	$(33)	$(40)	$(347)	$(99)	$(519)	$(39)	$(42)	$(642)	$145	$(578)
Other comprehensive income (loss) before reclassifications	4	—	(37)	(1)	(34)	(1)	—	424	(364)	59
Amounts reclassified from AOCL	(1)	—	—	—	(1)	(1)	1	—	—	—
Other comprehensive income (loss)	3	—	(37)	(1)	(35)	(2)	1	424	(364)	59
Balance at June 30,	$(30)	$(40)	$(384)	$(100)	$(554)	$(41)	$(41)	$(218)	$(219)	$(519)

	Six Months Ended June 30,
	2026					2025
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(34)	$(41)	$(231)	$(194)	$(500)	$(39)	$(42)	$(832)	$275	$(638)
Other comprehensive income (loss) before reclassifications	5	—	(153)	94	(54)	(1)	—	614	(494)	119
Amounts reclassified from AOCL	(1)	1	—	—	—	(1)	1	—	—	—
Other comprehensive income (loss)	4	1	(153)	94	(54)	(2)	1	614	(494)	119
Balance at June 30,	$(30)	$(40)	$(384)	$(100)	$(554)	$(41)	$(41)	$(218)	$(219)	$(519)

NOTE 13. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

June 30, 2026
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(19)	$3	$(4)	$580
1.75% 2015 Senior Notes, due 2027	571	—	—	—	571
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(22)	(1)	(1)	376
4.875% 2018 Senior Notes, due 2048	400	(22)	(6)	(3)	369
0.950% 2019 Senior Notes, due 2030	857	—	(1)	(2)	854
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(2)	294
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(4)	(3)	593
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(6)	(5)	489
3.75% 2022 Senior Notes, due 2052	500	(31)	(8)	(4)	457
4.25% 2022 Senior Notes, due 2032	500	(4)	(1)	(2)	493
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total debt	$7,128	$(98)	$(46)	$(38)	$6,946
Current portion					(571)
Total long-term debt					$6,375

December 31, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(18)	$3	$(4)	$581
1.75% 2015 Senior Notes, due 2027	587	—	—	—	587
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(19)	(1)	(1)	379
4.875% 2018 Senior Notes, due 2048	400	(21)	(6)	(3)	370
0.950% 2019 Senior Notes, due 2030	881	—	(2)	(3)	876
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(23)	(8)	(4)	465
4.25% 2022 Senior Notes, due 2032	500	(3)	(1)	(3)	493
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,168	$(84)	$(49)	$(41)	$6,994
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
At June 30, 2026, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of June 30, 2026, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2026 (After June 30,)	$—
2027	571
2028	500
2029	400
2030	857
Thereafter	4,800
Total	$7,128
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income	$9	$13	$21	$37
Expense on borrowings(1)	(55)	(62)	(110)	(134)
Expense on UTPs and other tax related liabilities(2)	(5)	(5)	(21)	(11)
Net periodic pension costs - interest component	(7)	(7)	(14)	(14)
Interest expense, net	$(58)	$(61)	$(124)	$(122)
Interest paid(3)	$29	$45	$107	$136
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate and cross currency swaps, which are more fully discussed in Note 7.
(2) Interest expense on UTPs and other tax related liabilities in 2026 includes interest accrued relating to a reserve pursuant to an international non-income tax obligation.
(3) Interest paid includes net settlements on interest rate and cross currency swaps, which are more fully discussed in Note 7.

The fair value and carrying value of the Company’s debt as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,946	$6,127	$6,994	$6,245
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$24	$22	$47	$44
Sublease income	(1)	(2)	(3)	(4)
Variable lease cost	5	6	11	10
Total lease cost	$28	$26	$55	$50

The following tables present other information related to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$25	$31	$51	$61
Right-of-use assets obtained in exchange for new operating lease liabilities	$249	$26	$268	$47

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term	11.7 Years	4.0 Years
Weighted-average discount rate applied to operating leases	5.2%	3.5%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at June 30, 2026:

Year Ending December 31,	Operating Leases
2026 (After June 30,)	$51
2027	25
2028	66
2029	70
2030	65
After 2030	561
Total lease payments (undiscounted) (1)	838
Less: Interest	262
Present value of lease liabilities:	$576
Lease liabilities - current	$93
Lease liabilities - noncurrent	$483
(1) Future minimum lease payments are presented net of tenant improvement allowance the Company expects to receive.
In the fourth quarter of 2025, the Company entered into an operating lease for a new headquarters in New York City. During the second quarter of 2026, the Company was granted access to approximately 80% of the leased floors, resulting in lease commencement for those floors. Accordingly, the related ROU assets and operating lease liabilities were recognized and are reflected in the consolidated balance sheet as of June 30, 2026.
The Company has not yet been granted access to the remaining leased floors. Accordingly, the ROU assets and operating lease liabilities at June 30, 2026 do not yet reflect the amounts for those floors. The future minimum lease payments for those floors are approximately $100 million.

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

	Three Months Ended June 30,
	2026				2025
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$925	$1,260	$—	$2,185	$888	$1,010	$—	$1,898
Intersegment revenue	3	52	(55)	—	3	50	(53)	—
Revenue	928	1,312	(55)	2,185	891	1,060	(53)	1,898
Compensation expense	357	306	—	663	355	280	—	635
Non-compensation expense	207	107	—	314	200	97	—	297
Intersegment expense	52	3	(55)	—	50	3	(53)	—
Total	616	416	(55)	977	605	380	(53)	932
Adjusted Operating Income	$312	$896	$—	$1,208	$286	$680	$—	$966
Less:
Depreciation and amortization	102	24	—	126	97	23	—	120
Restructuring	27	5	—	32	18	9	—	27
Reserve for international non-income tax obligation	2	—	—	2	—	—	—	—
Duplicate Rent	1	1	—	2	—	—	—	—
Charges related to asset abandonment	—	—	—	—	1	—	—	1
Operating Income				$1,046				$818
Non-operating income (expense), net				$125				$(46)
Income before provision for income taxes				$1,171				$772

	Six Months Ended June 30,
	2026				2025
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$1,851	$2,413	$—	$4,264	$1,747	$2,075	$—	$3,822
Intersegment revenue	6	103	(109)	—	6	99	(105)	—
Revenue	1,857	2,516	(109)	4,264	1,753	2,174	(105)	3,822
Compensation expense	731	613	—	1,344	717	560	—	1,277
Non-compensation expense	409	198	—	607	392	193	—	585
Intersegment expense	103	6	(109)	—	99	6	(105)	—
Total	1,243	817	(109)	1,951	1,208	759	(105)	1,862
Adjusted Operating Income	$614	$1,699	$—	$2,313	$545	$1,415	$—	$1,960
Less:
Depreciation and amortization	202	46	—	248	191	42	—	233
Restructuring	47	12	—	59	44	16	—	60
Reserve for international non-income tax obligation	36	—	—	36	—	—	—	—
Duplicate Rent	1	1	—	2	—	—	—	—
Charges related to asset abandonment	—	—	—	—	3	—	—	3
Operating Income				$1,968				$1,664
Non-operating income (expense), net				$73				$(88)
Income before provision for income taxes				$2,041				$1,576

The table below shows cumulative restructuring expense incurred through June 30, 2026 by reportable segment.

	MA	MIS	Total
Strategic and Operational Efficiency Restructuring Program	$158	$54	$212
The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $215 million to $240 million for the MA segment and $85 million to $110 million for the MIS segment, which include allocations of charges associated with corporate functions. This restructuring program is more fully discussed in Note 9.

Consolidated Revenue Information by Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,218	$992	$2,398	$2,057
Non-U.S.:
EMEA	650	613	1,265	1,182
Asia-Pacific	196	174	373	341
Americas	121	119	228	242
Total Non-U.S.	967	906	1,866	1,765
Total	$2,185	$1,898	$4,264	$3,822

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

Critical Accounting Estimates
Moody’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Moody’s to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the dates of the financial statements and revenue and expenses during the reporting periods. These estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, Moody’s evaluates its estimates, including those related to goodwill and other acquired intangible assets, impairment of long-lived assets, pension and other retirement benefits, investments in non-consolidated affiliates, income taxes, and contingencies. Actual results may differ from these estimates under different assumptions or conditions. Item 7, MD&A, in the Company’s annual report on Form 10-K for the year ended December 31, 2025, includes descriptions of some of the judgments that Moody’s makes in applying its accounting estimates in these areas. Since the date of the annual report on Form 10-K, there have been no material changes to the Company’s critical accounting estimates disclosures.
Reportable Segments
The Company is organized into two reportable segments as of June 30, 2026: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 16 to the consolidated financial statements.

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

Three months ended June 30, 2026 compared with three months ended June 30, 2025
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended June 30, 2026. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended June 30,
Financial measure:	2026	2025	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,185	$1,898	15%		— reflects revenue growth in both segments
MA external revenue	$925	$888	4%
— sustained demand for insurance offerings and cloud-based KYC and banking solutions within Decision Solutions; partially offset by
     — the impacts of the MA Learning
         Solutions and MA Regulatory Solutions divestitures
— continued demand for ratings data feeds, company data applications and credit research product offerings
— Organic constant currency recurring revenue(1) and ARR(2) both increased 9%

MIS external revenue	$1,260	$1,010	25%
— strong CFG issuance activity, driven by:
      — higher leveraged finance issuance, primarily in the U.S., supported by strong investor demand and tight credit spreads;
      — investment-grade issuance related to continued AI-related financing by hyperscalers; and
— strong Project and Infrastructure Finance issuance activity related to data centers and broader build-out of technology infrastructure

Total operating and SG&A expenses	$981	$932	(5%)		— higher incentive compensation which aligns with operational performance relative to targets; and — increases in costs to support operating growth, including technology infrastructure costs
Depreciation and amortization	$126	$120	(5%)		— higher amortization of internally developed software, primarily related to the development of MA cloud-based solutions
Restructuring	$32	$27	(19%)		— relates to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements
Total non-operating income (expense), net	$125	$(46)	372%		— a gain on the divestiture of the MA Regulatory Solutions business as more fully discussed in Note 11 to the consolidated financial statements
Operating margin	47.9%	43.1%	480	BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
Adjusted Operating Margin(1)	55.3%	50.9%	440	BPS
ETR	24.9%	25.0%	(10	BPS)	— in line with the prior year
Diluted EPS	$5.03	$3.21	57%		— increase in Diluted EPS reflects growth in operating income coupled with the gain on the divestiture of the MA Regulatory Solutions business
Adjusted Diluted EPS(1)	$4.68	$3.56	31%		— increase in Adjusted Diluted EPS(1) reflects growth in Adjusted Operating Income(1)

Moody's Corporation

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
United States	$1,218	$992	23%
Non-U.S.:
EMEA	650	613	6%
Asia-Pacific	196	174	13%
Americas	121	119	2%
Total Non-U.S.	967	906	7%
Total	2,185	1,898	15%
Expenses:
Operating	518	489	(6%)
SG&A	463	443	(5%)
Depreciation and amortization	126	120	(5%)
Restructuring	32	27	(19%)
Charges related to asset abandonment	—	1	100%
Total	1,139	1,080	(5%)
Operating income	$1,046	$818	28%
Adjusted Operating Income(1)	$1,208	$966	25%
Interest expense, net	$(58)	$(61)	5%
Other non-operating income, net	2	15	(87%)
Gain on business divestitures	181	—	NM
Non-operating income (expense), net	$125	$(46)	372%

Net income attributable to Moody's	$878	$578	52%
Diluted weighted average shares outstanding	174.5	180.2	3%
Diluted EPS attributable to Moody's common shareholders	$5.03	$3.21	57%
Adjusted Diluted EPS(1)	$4.68	$3.56	31%
Operating margin	47.9%	43.1%
Adjusted Operating Margin(1)	55.3%	50.9%
ETR	24.9%	25.0%

The table below shows Moody’s global staffing by geographic area:

		June 30,		Change
		2026	2025	%
MA	U.S.	2,706	2,934	(8%)
	Non-U.S.	4,573	5,045	(9%)
	Total(3)	7,279	7,979	(9%)
MIS	U.S.	1,559	1,560	—%
	Non-U.S.	4,693	4,274	10%
	Total(4)	6,252	5,834	7%
MSS	U.S.	654	694	(6%)
	Non-U.S.	1,442	1,406	3%
	Total	2,096	2,100	—%
Total MCO	U.S.	4,919	5,188	(5%)
	Non-U.S.	10,708	10,725	—%
	Total	15,627	15,913	(2%)
(3) Headcount decrease year over year is primarily due to business divestitures.
(4) Headcount increase year over year is primarily due to business acquisitions.

GLOBAL REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

Global revenue ⇑ $287 million	U.S. Revenue ⇑ $226 million	Non-U.S. Revenue ⇑ $61 million
The 15% increase in global revenue reflects growth of 25% in MIS and 4% in MA. On an organic constant currency basis, revenue(1) grew 16%. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Second Quarter Operating Expense ⇑ $29 million

Compensation expenses of $374 million increased $12 million, reflecting:	Non-compensation expenses of $144 million increased $17 million, reflecting:
— an increase in incentive compensation aligned with operational performance relative to targets	— increases in costs to support operating growth, including technology infrastructure costs

Second Quarter SG&A Expense ⇑ $20 million

Compensation expenses of $289 million increased $17 million, primarily reflecting:	Non-compensation expenses of $174 million increased $3 million, primarily reflecting:
— an increase in incentive compensation aligned with operational performance relative to targets; and	— non-compensation expenses were generally in line compared to the prior year
— growth in salaries and benefits primarily reflecting annual salary increases

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA cloud-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Operating margin 47.9%, ⇑ 480 BPS	Adjusted Operating Margin(1) 55.3%, ⇑ 440 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects the 15% increase in revenue, partially offset by growth of 5% in operating and SG&A expenses.

Interest Expense, net ⇓ $3 million	Other non-operating income ⇓ $13 million

Interest expense decrease is primarily due to:	Decrease in income is primarily due to:
— lower interest expense on borrowings of $7 million, reflecting favorable impacts from fixed-to-floating interest rate swaps due to a lower interest rate environment compared with the prior year, as well as the maturity of certain swaps in prior periods; partially offset by
— an increase in FX losses of $11 million
— a decrease in interest income of $4 million reflecting lower cash balances and lower interest rates

Gain on business divestitures ⇑ $181 million
Primarily reflects the gain on divestiture of the MA Regulatory Solutions business.

ETR ⇓ 10 BPS
The ETR was in line with the prior year.

Diluted EPS ⇑ $1.82	Adjusted Diluted EPS(1) ⇑ $1.12
The increase in Diluted EPS reflects growth in operating income coupled with the gain on the divestiture of the MA Regulatory Solutions business.
The increase in Adjusted Diluted EPS(1) reflects growth in Adjusted Operating Income(1).

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Decision Solutions (DS)	$423	$413	2%
Research and Insights (R&I)	256	249	3%
Data and Information (D&I)	246	226	9%
Total external revenue	925	888	4%
Intersegment revenue	3	3	—%
Total MA revenue	928	891	4%
Expenses:
Compensation expense	357	355	(1%)
Non-compensation expense	207	200	(4%)
Total compensation and non-compensation expense	564	555	(2%)
Intersegment expense	52	50	(4%)
Total	616	605	(2%)
Adjusted Operating Income	$312	$286	9%
Adjusted Operating Margin	33.6%	32.1%

Depreciation and amortization	102	97	(5%)
Restructuring	27	18	(50%)
Charges related to asset abandonment	—	1	100%
Reserve for international non-income tax obligation	2	—	NM
Duplicate Rent	1	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $37 million	U.S. Revenue ⇑ $28 million	Non-U.S. Revenue ⇑ $9 million
The 4% increase in global MA revenue reflects growth both in the U.S. (7%) and internationally (2%).
–Organic constant currency revenue(1) growth was 8%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 7% and 9%, respectively.
–ARR(2) increased 9%.
The increases are reflective of growth across all LOBs, as discussed in further detail below.

DECISION SOLUTIONS REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $10 million	U.S. Revenue ⇑ $16 million	Non-U.S. Revenue ⇓ $6 million
Global DS revenue for the three months ended June 30, 2026 and 2025 was comprised as follows:
Global DS revenue increased 2% compared to the second quarter of 2025 and reflects increases in the U.S. (10%), partially offset by a decline internationally (2%). DS recurring revenue grew 9%. Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 12% and 14%, respectively, and ARR grew 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 9%
–recurring revenue growth of 11% was primarily attributable to continued demand for subscription-based revenue for catastrophe modeling tools
–ARR(2) grew 9% reflecting the continued demand for subscription-based catastrophe models
–KYC revenue grew 13%
–recurring revenue growth of 12% reflects continued demand and strong customer retention for KYC solutions, including expanded compliance data use cases, coupled with a favorable impact from foreign currency translation
–Constant currency revenue(1) growth and constant currency recurring revenue(1) growth in KYC were 11% and 10%, respectively
–ARR(2) grew 13%, reflecting the aforementioned strong demand for KYC solutions
–Banking revenue declined 14%, primarily reflecting the impact of both the MA Learning Solutions divestiture in the fourth quarter of 2025 and the divestiture of MA Regulatory Solutions in the second quarter of 2026. Organic constant currency revenue(1) growth for Banking was 17%
–recurring revenue growth was 3% within Banking, which was suppressed by the divestiture of the MA Regulatory Solutions business.
–Organic constant currency recurring revenue(1) grew 22%, reflecting:
–the expansion of existing customer relationships to cloud-based subscription banking offerings that enable customers' lending, risk management and finance workflows; and
–an increase resulting from the timing of revenue recognition for installed software subscriptions.
–Transaction revenue declined 88% reflecting the impact of the divestiture of the MA Learning Solutions business and MA's continued strategic shift to cloud-based subscription-based solutions.
–ARR(2) grew 10% reflecting the aforementioned expansion of existing customer relationships to cloud-based subscription banking offerings. The lower rate of ARR growth relative to organic constant currency recurring revenue growth primarily reflects higher revenues resulting from the timing of revenue recognition for installed software subscriptions.

RESEARCH AND INSIGHTS REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $7 million	U.S. Revenue ⇑ $2 million	Non-U.S. Revenue ⇑ $5 million
Global R&I revenue increased 3% compared to the second quarter of 2025 and reflects growth in both the U.S. (1%) and internationally (5%). Constant currency revenue(1) growth for R&I was 2%. Recurring revenue increased 3%.

The revenue increase was attributable to continued demand for credit research product offerings.

ARR(2) increased 6%.

DATA AND INFORMATION REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $20 million	U.S. Revenue ⇑ $10 million	Non-U.S. Revenue ⇑ $10 million
Global D&I revenue increased 9% compared to the second quarter of 2025 and reflects growth in both the U.S. (13%) and internationally (7%). Constant currency revenue(1) growth for D&I was 8%.
This growth was primarily driven by continued strong demand for ratings data feeds and company data applications, which also contributed to an 8% increase in ARR(2).

MA: Second Quarter Compensation and Non-Compensation Expense ⇑ $9 million

Compensation expenses of $357 million increased $2 million primarily reflecting:	Non-compensation expenses of $207 million increased $7 million reflecting:
— an increase in incentive compensation aligned with operational performance relative to targets; mostly offset by	— increases in costs to support operating growth, including technology infrastructure costs
— a decrease in salaries and benefits primarily attributable to the divestitures of MA Learning Solutions and MA Regulatory Solutions businesses, while the underlying expense was generally in line with the prior year

MA: Adjusted Operating Margin 33.6% ⇑ 150 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 4% increase in global MA revenue, supported by operational efficiency/disciplined cost management.

Depreciation and amortization
The increase in depreciation and amortization expense reflects higher amortization of internally developed software relating to the development of cloud-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Corporate finance (CFG)	$651	$512	27%
Structured finance (SFG)	151	135	12%
Financial institutions (FIG)	222	191	16%
Public, project and infrastructure finance (PPIF)	224	162	38%
Total ratings revenue	1,248	1,000	25%
MIS Other	12	10	20%
Total external revenue	1,260	1,010	25%
Intersegment revenue	52	50	4%
Total MIS revenue	1,312	1,060	24%
Expenses:
Compensation expense	306	280	(9%)
Non-compensation expense	107	97	(10%)
Total compensation and non-compensation expense	413	377	(10%)
Intersegment expense	3	3	—%
Total	416	380	(9%)
Adjusted Operating Income	$896	$680	32%
Adjusted Operating Margin	68.3%	64.2%

Depreciation and amortization	24	23	(4%)
Restructuring	5	9	44%
Duplicate Rent	1	—	NM
The following chart presents changes in rated issuance volumes compared to the second quarter of 2025. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $250 million	U.S. Revenue ⇑ $198 million	Non-U.S. Revenue ⇑ $52 million
The 25% increase in global MIS revenue reflects growth in the U.S. (32%) and internationally (13%).
–Organic constant currency revenue(1) growth was 24%.
The increase is reflective of growth across all ratings LOBs, as discussed in further detail below.

CFG REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $139 million	U.S. Revenue ⇑ $119 million	Non-U.S. Revenue ⇑ $20 million
Global CFG revenue for the three months ended June 30, 2026 and 2025 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 27% reflects growth in the U.S. (38%) and internationally (10%).
–Organic constant currency revenue(1) growth for CFG was 26%.
Transaction revenue increased $129 million compared to the same period in the prior year, which primarily reflected:
–an increase in leveraged finance issuance activity, primarily in the U.S., reflecting strong investor demand and tight credit spreads throughout most of the quarter coupled with loan activity to finance M&A; and
–higher investment-grade revenue reflecting strong issuance supported by AI‑related financing from hyperscalers in the technology sector, and continued strong investor demand.

SFG REVENUE

Three months ended June 30,
2026---------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $16 million	U.S. Revenue ⇑ $13 million	Non-U.S. Revenue ⇑ $3 million
Global SFG revenue for the three months ended June 30, 2026 and 2025 was comprised as follows:
The increase in SFG revenue of 12% reflects growth in the U.S. (14%) and internationally (7%).
–Organic constant currency revenue(1) growth for SFG was 10%.
Transaction revenue increased $14 million compared to the second quarter of 2025, mainly attributable to higher asset-backed securities and RMBS activity, supported by strong investor demand and favorable spread conditions.

FIG REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $31 million	U.S. Revenue ⇑ $20 million	Non-U.S. Revenue ⇑ $11 million
Global FIG revenue for the three months ended June 30, 2026 and 2025 was comprised as follows:
The increase in FIG revenue of 16% reflects growth in the U.S. (20%) and internationally (12%).
Transaction revenue increased $27 million compared to the second quarter of 2025, primarily reflecting increased volumes from issuers in the banking sector supported by favorable spreads and strong investor demand.

PPIF REVENUE

Three months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $62 million	U.S. Revenue ⇑ $45 million	Non-U.S. Revenue ⇑ $17 million
Global PPIF revenue for the three months ended June 30, 2026 and 2025 was comprised as follows:

The increase in PPIF revenue of 38% reflects growth in the U.S. (42%) and internationally (31%).
–Constant currency revenue(1) increase for PPIF was 37%.
Transaction revenue increased $59 million compared to the second quarter of 2025, reflecting strong issuance in U.S. project and infrastructure finance related to data centers and broader build-out of technology infrastructure.

MIS: Second Quarter Compensation and Non-Compensation Expenses ⇑ $36 million

Compensation expenses of $306 million increased $26 million reflecting:	Non-compensation expenses of $107 million increased $10 million:
— an increase in incentive compensation aligned with operational performance relative to targets; and	— an increase in costs to support operating growth
— growth in salaries and benefits primarily reflecting annual salary increases

MIS: Adjusted Operating Margin 68.3% ⇑ 410 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 25% increase in revenue and operating leverage in the business.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Six months ended June 30, 2026 compared with six months ended June 30, 2025
Executive Summary
The following table provides an executive summary of key operating results for the six months ended June 30, 2026. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Six Months Ended June 30,
Financial measure:	2026	2025	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$4,264	$3,822	12%	— reflects revenue growth in both segments
MA external revenue	$1,851	$1,747	6%
— sustained demand for insurance offerings and cloud-based KYC and banking solutions within Decision Solutions; partially offset by
     — the impacts of the MA Learning Solutions and MA
          Regulatory Solutions divestitures
— continued demand for ratings data feeds, credit research product offerings and company data applications
— Organic constant currency revenue(1) growth was 7%, and ARR(2) grew 9%

MIS external revenue	$2,413	$2,075	16%
— strong CFG issuance activity, driven by:
      — investment-grade issuance related to continued AI-related financing by hyperscalers; and
      — higher leveraged finance issuance, primarily in the U.S., supported by strong investor demand and tight credit spreads; and
— strong Project and Infrastructure Finance issuance activity related to data centers and broader build-out of technology infrastructure

Total operating and SG&A expenses	$1,989	$1,862	(7%)	— a reserve recorded for an international non-income tax obligation;
— higher incentive compensation which aligns with operational performance relative to targets;
— an increase in costs to support operating growth; and
— unfavorable foreign exchange impacts

Depreciation and amortization	$248	$233	(6%)	— higher amortization of internally developed software, primarily related to the development of MA cloud-based solutions
Restructuring	$59	$60	2%	— relates to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 9 to the consolidated financial statements
Total non-operating income (expense), net	$73	$(88)	183%	— a gain on the divestiture of the MA Regulatory Solutions business as more fully discussed in Note 11 to the consolidated financial statements
Operating margin	46.2%	43.5%	270 BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
Adjusted Operating Margin(1)	54.2%	51.3%	290 BPS
ETR	24.5%	23.6%	(90 BPS)	— primarily reflects a decrease in Excess Tax Benefits related to stock-based compensation
Diluted EPS	$8.75	$6.66	31%	— increase in Diluted EPS reflects growth in operating income coupled with the gain on the divestiture of the MA Regulatory Solutions business
Adjusted Diluted EPS(1)	$9.00	$7.38	22%	— increase in Adjusted Diluted EPS(1) reflects growth in Adjusted Operating Income(1).

Moody’s Corporation

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
United States	$2,398	$2,057	17%
Non-U.S.:
EMEA	1,265	1,182	7%
Asia-Pacific	373	341	9%
Americas	228	242	(6%)
Total Non-U.S.	1,866	1,765	6%
Total	4,264	3,822	12%
Expenses:
Operating	1,049	980	(7%)
SG&A	940	882	(7%)
Depreciation and amortization	248	233	(6%)
Restructuring	59	60	2%
Charges related to asset abandonment	—	3	100%
Total	2,296	2,158	(6%)
Operating income	$1,968	1,664	18%
Adjusted Operating Income (1)	$2,313	1,960	18%
Interest expense, net	$(124)	(122)	(2%)
Other non-operating income, net	16	34	(53%)
Gain on business divestitures	$181	—	NM
Non-operating income (expense), net	$73	(88)	183%

Net income attributable to Moody’s	$1,539	$1,203	28%
Diluted weighted average shares outstanding	175.9	180.5	3%
Diluted EPS attributable to Moody’s common shareholders	$8.75	$6.66	31%
Adjusted Diluted EPS (1)	$9.00	$7.38	22%
Operating margin	46.2%	43.5%
Adjusted Operating Margin (1)	54.2%	51.3%
Effective tax rate	24.5%	23.6%
GLOBAL REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

Global revenue ⇑ $442 million	U.S. Revenue ⇑ $341 million	Non-U.S. Revenue ⇑ $101 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $69 million

Compensation expenses of $767 million increased $37 million, reflecting:	Non-compensation expenses of $282 million increased $32 million, reflecting:
— growth in salaries and benefits primarily reflecting:	— increases in costs to support operating growth, including technology infrastructure costs
— annual salary increases; — unfavorable foreign exchange impacts; and
— an increase in incentive compensation aligned with operational performance relative to targets

YTD SG&A Expense ⇑ $58 million

Compensation expenses of $578 million increased $31 million, reflecting:	Non-compensation expenses of $362 million increased $27 million, reflecting:
— growth in salaries and benefits primarily reflecting:	— a reserve recorded in the first quarter of 2026 for an international non-income tax obligation
— annual salary increases; and — unfavorable foreign exchange impacts

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA cloud-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Operating margin 46.2%, ⇑ 270 BPS	Adjusted Operating Margin(1) 54.2%, ⇑ 290 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects the 12% increase in revenue, partially offset by growth of 7% in operating and SG&A expenses.

Interest Expense, net ⇑ $2 million	Other non-operating income ⇓ $18 million

The increase in interest expense, net is primarily due to:	Decrease in income is primarily due to:
— lower interest income of $16 million reflecting lower cash balances resulting from higher share repurchase activity coupled with lower interest rates;	— an increase in FX losses of $12 million
— interest related to a reserve for an international non-income tax obligation of $14 million; partially offset by
— lower interest expense on borrowings of $24 million reflecting favorable impacts from fixed-to-floating interest rate swaps due to a lower interest rate environment compared with the prior year, coupled with the maturity of both debt and interest rate swaps

Gain on business divestitures ⇑ $181 million
Primarily reflects the gain on divestiture of the MA Regulatory Solutions business.

ETR ⇑ 90 BPS
The increase primarily reflects lower Excess Tax Benefits related to stock-based compensation.

Diluted EPS ⇑ $2.09	Adjusted Diluted EPS(1) ⇑ $1.62
The increase in Diluted EPS reflects growth in operating income coupled with the gain on the divestiture of the MA Regulatory Solutions business.
The increase in Adjusted Diluted EPS(1) reflects growth in Adjusted Operating Income(1).

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Decision Solutions (DS)	$855	$818	5%
Research and Insights (R&I)	511	485	5%
Data and Information (D&I)	485	444	9%
Total external revenue	1,851	1,747	6%
Intersegment revenue	6	6	—%
Total MA Revenue	1,857	1,753	6%
Expenses:
Compensation expense	731	717	(2%)
Non-compensation expense	409	392	(4%)
Total compensation and non-compensation expense	1,140	1,109	(3%)
Intersegment expense	103	99	(4%)
Total	1,243	1,208	(3%)
Adjusted Operating Income	$614	$545	13%
Adjusted Operating Margin	33.1%	31.1%

Depreciation and amortization	202	191	(6%)
Restructuring	47	44	(7%)
Charges related to asset abandonment	—	3	100%
Reserve for international non-income tax obligation	36	—	NM
Duplicate Rent	1	—	NM

MOODY'S ANALYTICS REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $104 million	U.S. Revenue ⇑ $52 million	Non-U.S. Revenue ⇑ $52 million
The 6% increase in global MA revenue reflects growth both in the U.S. (7%) and internationally (5%).
–Organic constant currency revenue(1) growth was 7%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 9% and 8%, respectively.
–ARR(2) increased 9%.
These increases are reflective of growth across all LOBs, as discussed in further detail below.
DECISION SOLUTIONS REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $37 million	U.S. Revenue ⇑ $24 million	Non-U.S. Revenue ⇑ $13 million
Global DS revenue for the six months ended June 30, 2026 and 2025 was comprised as follows:
Global DS revenue grew 5% compared to the first half of 2025 and reflects increases in both the U.S. (7%) and internationally (3%). Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 10% and 12%, respectively. ARR(2) growth was 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 10%
–recurring revenue growth of 12% in Insurance was attributable to continued demand resulting in new sales for subscription-based revenue for catastrophe modeling tools
–Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for Insurance was 9% and 11%, respectively
–ARR(2) grew 9%, reflecting the aforementioned continued demand for subscription-based catastrophe modeling tools
–KYC revenue grew 15%
–recurring revenue growth of 14% in KYC reflects strong demand and customer retention for KYC and compliance solutions reflecting increased customer and supplier risk data usage
–Both organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for KYC was 11%
–ARR(2) grew 13%, reflecting the aforementioned strong demand for KYC solutions
–Banking revenue declined 10%, primarily reflecting the impact of both the MA Learning Solutions divestiture in the fourth quarter of 2025 and the divestiture of MA Regulatory Solutions in the second quarter of 2026. Organic constant currency revenue(1) growth for Banking was 9%.
–recurring revenue growth of 7% within Banking reflected:
–expansion of existing customer relationships to cloud-based subscription banking offerings that enable customers' lending, risk management and finance workflows; and
–an increase resulting from the timing of revenue recognition for installed software subscriptions;
partially offset by:
– the divestiture of the MA Regulatory Solutions business.
–Organic constant currency recurring revenue(1) growth for Banking was 15%
–Transaction revenue declined by 82%, reflecting the impact of the divestiture of the MA Learning Solutions business and MA's continued strategic shift to cloud-based subscription offerings
–ARR(2) grew 10%

RESEARCH AND INSIGHTS REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $26 million	U.S. Revenue ⇑ $12 million	Non-U.S. Revenue ⇑ $14 million
Global R&I revenue increased 5% compared to the first half of 2025 and reflects growth in both the U.S. (4%) and internationally (6%). Constant currency revenue(1) growth for R&I was 4%.
Recurring revenue growth and constant currency recurring revenue(1) growth were 6% and 5%, respectively.
The revenue increase was attributable to continued strong retention and demand for credit research product offerings, which contributed to ARR(2) growth of 6%.
DATA AND INFORMATION REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $41 million	U.S. Revenue ⇑ $16 million	Non-U.S. Revenue ⇑ $25 million
Global D&I revenue increased 9% compared to the first half of 2025 and reflects growth in both the U.S. (10%) and internationally (9%).
This growth was mainly driven by continued strong demand for ratings data feeds and company data applications, coupled with a favorable impact from foreign currency translation.
Organic constant currency revenue(1) growth for D&I was 6%.
ARR(2) grew 8% for D&I.

MA: YTD Compensation and Non-Compensation Expense ⇑ $31 million

Compensation expenses of $731 million increased $14 million reflecting:	Non-compensation expenses of $409 million increased $17 million reflecting:
— growth in salaries and benefits, largely driven by unfavorable changes in foreign exchange rates, partially offset by divestitures	— increases in costs to support operating growth, including technology infrastructure costs

MA: Adjusted Operating Margin 33.1% ⇑ 200 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 6% increase in global MA revenue, supported by operational efficiency/disciplined cost management.

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

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Six Months Ended June 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Corporate finance (CFG)	$1,284	$1,076	19%
Structured finance (SFG)	288	273	5%
Financial institutions (FIG)	416	382	9%
Public, project and infrastructure finance (PPIF)	400	325	23%
Total ratings revenue	2,388	2,056	16%
MIS Other	25	19	32%
Total external revenue	2,413	2,075	16%
Intersegment royalty	103	99	4%
Total	2,516	2,174	16%
Expenses:
Compensation expense	613	560	(9%)
Non-compensation expense	198	193	(3%)
Total compensation and non-compensation expense	811	753	(8%)
Intersegment expense	6	6	—%
Total	817	759	(8%)
Adjusted Operating Income	$1,699	$1,415	20%
Adjusted Operating Margin	67.5%	65.1%

Depreciation and amortization	46	42	(10%)
Restructuring	12	16	25%
Duplicate Rent	1	—	NM
The following chart presents changes in rated issuance volumes compared to the first half of 2025. To the extent that changes in rated issuance volumes had a material impact on MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $338 million	U.S. Revenue ⇑ $289 million	Non-U.S. Revenue ⇑ $49 million
The 16% increase in global MIS revenue reflects growth in the U.S. (22%) and internationally (6%).
–Organic constant currency revenue(1) growth was 15%.
The increase is reflective of growth across all ratings LOBs, as discussed in further detail below.

CFG REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $208 million	U.S. Revenue ⇑ $200 million	Non-U.S. Revenue ⇑ $8 million
Global CFG revenue for the six months ended June 30, 2026 and 2025 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 19% reflects growth in both the U.S. (28%) and internationally (2%).
–Organic constant currency revenue(1) growth for CFG was 18%.
Transaction revenue increased $186 million compared to the prior year, which primarily reflected:
–strong investment-grade issuance activity supported by AI‑related financing from hyperscalers in the technology sector, and continued strong investor demand; and
–an increase in leveraged finance issuance activity, primarily in the U.S., reflecting strong investor demand and tight credit spreads throughout most of the period coupled with loan activity to finance M&A.

SFG REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $15 million	U.S. Revenue ⇑ $7 million	Non-U.S. Revenue ⇑ $8 million
Global SFG revenue for the six months ended June 30, 2026 and 2025 was comprised as follows:
The increase in SFG revenue of 5% reflects growth in both the U.S. (4%) and internationally (10%).
–Organic constant currency revenue(1) growth for SFG was 4%.
The increase primarily reflects higher asset-backed securities and RMBS activity, supported by strong investor demand and tight spreads.
FIG REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $34 million	U.S. Revenue ⇑ $27 million	Non-U.S. Revenue ⇑ $7 million
Global FIG revenue for the six months ended June 30, 2026 and 2025 was comprised as follows:
The increase in FIG revenue of 9% reflects growth both in the U.S. (14%) and internationally (4%).
–Organic constant currency revenue(1) growth for FIG was 7%.
Transaction revenue increased $23 million compared to the same period in the prior year, primarily due to higher banking activity in the U.S., supported by favorable spreads and strong investor demand.
Recurring revenue increased $11 million, primarily reflecting the impact of annual price increases and higher monitored credits.
PPIF REVENUE

Six months ended June 30,
2026-----------------------------------------------------------------------------------2025
______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $75 million	U.S. Revenue ⇑ $53 million	Non-U.S. Revenue ⇑ $22 million
Global PPIF revenue for the six months ended June 30, 2026 and 2025 was comprised as follows:

The 23% increase in PPIF revenue reflects growth in both the U.S. (25%) and internationally (19%).
–Constant currency revenue(1) growth for PPIF was 22%.
Transaction revenue increased $67 million compared to the same period in the prior year, reflecting strong issuance in U.S. project and infrastructure finance related to data centers and broader build-out of technology infrastructure.

MIS: YTD Compensation and Non-Compensation Expense ⇑ $58 million

Compensation expenses of $613 million increased $53 million, reflecting:	Non-compensation expenses of $198 million increased $5 million, reflecting:
— growth in salaries and benefits due to:	— an increase in costs to support operating growth
— annual salary increases; and — unfavorable foreign exchange impacts; coupled with
— an increase in incentive compensation aligned with operational performance relative to targets

Adjusted Operating Margin of 67.5% ⇑ 240 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 16% increase in revenue and operating leverage in the business.

Restructuring Charges
The amounts reflect charges and adjustments related to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 9 to the consolidated financial statements.

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
Cash Flow
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Six Months Ended June 30,		$ Change Favorable (Unfavorable)
	2026	2025
Net cash provided by operating activities	$1,718	$1,300	$418
Net cash provided by investing activities	$21	$98	$(77)
Net cash used in financing activities	$(2,629)	$(1,780)	$(849)
Free Cash Flow (1)	$1,532	$1,140	$392
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities for the six months ended June 30, 2026 increased by $418 million compared to the same period in 2025, with the most notable drivers reflecting:
–growth in operating income of $304 million coupled with various changes in working capital; and
–approximately $70 million in lower incentive compensation payments in 2026 (based on full-year 2025 financial and operating results) compared to payments made in the prior year (based on full-year 2024 financial and operating results).
Net cash provided by investing activities
The $77 million decrease in cash provided by investing activities in the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to:
–a $473 million decrease in sales and maturities of investments primarily due to the maturity of certificates of deposit in the first quarter of 2025, of which the proceeds were used to repay notes payable in the prior year;
partially offset by:
–cash received from the divestiture of businesses (net of cash transferred to the purchaser) of $200 million, primarily relating to the sale of the MA Regulatory Solutions business in the second quarter of 2026; and
–lower cash paid for acquisitions (net of cash acquired) of $200 million, primarily due to amounts paid for the acquisition of CAPE Analytics in the first quarter of 2025.
Net cash used in financing activities
The $849 million increase in cash used in financing activities in the six months ended June 30, 2026 compared to the same period in the prior year was primarily attributed to:
–higher cash paid for treasury share repurchases in 2026 of $1.5 billion compared to the same period in the prior year;
partially offset by:
–a $700 million repayment of notes payable in the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.5 billion at June 30, 2026 included approximately $1.1 billion located outside of the U.S. Approximately 21% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in euro and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At June 30, 2026, Moody’s had $7.1 billion of outstanding principal on debt and $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at June 30, 2026 is as follows:

For additional information on the Company's outstanding debt, refer to Note 13 to the consolidated financial statements.
Future interest payments and fees associated with the Company's debt and credit facility are expected to be $3.4 billion, of which approximately $200 million is expected to be paid in each of the next five years, and the remaining amount expected to be paid thereafter.
Management may consider pursuing additional long-term financing when it is appropriate in light of cash requirements for operations, share repurchases and other strategic opportunities, which could result in higher financing costs.
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of June 30, 2026, these purchase obligations totaled approximately $1.3 billion, of which approximately 35% is expected to be paid in the next twelve months and another approximate 45% is expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of $1.0 billion at June 30, 2026, primarily related to real estate leases, of which $100 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 14 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at June 30, 2026, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On July 21, 2026, the Board approved the declaration of a quarterly dividend of $1.03 per share for Moody’s common stock, payable September 4, 2026 to shareholders of record at the close of business on August 14, 2026. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 21, 2025, the Board approved $4.0 billion in share repurchase authority. At June 30, 2026, the Company had approximately $1.8 billion of remaining authority under this authorization.

Restructuring
As more fully discussed in Note 9 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be approximately $130 million to $175 million, which are expected to be paid out through 2028.
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

Adjusted Operating Income and Adjusted Operating Margin:
The Company presents Adjusted Operating Income and Adjusted Operating Margin because management deems these metrics to be useful measures to provide additional perspective on Moody's operating performance. Adjusted Operating Income excludes the impact of: i) depreciation and amortization; ii) restructuring charges/adjustments; iii) a reserve for an international non-income tax obligation; iv) Duplicate Rent expense incurred during the build-out and transition to the Company's new New York City headquarters; and v) charges related to asset abandonment. Depreciation and amortization are excluded because companies utilize productive assets of different estimated useful lives and use different methods of acquiring and depreciating productive assets. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these charges may vary widely across periods and companies. The reserve for an international non-income tax obligation is excluded because the Company believes it is not indicative of its ongoing operating cost structure. Duplicate Rent expense incurred during the build-out and transition to the Company's new New York City headquarters is excluded because it relates to an infrequent corporate headquarters relocation and is not indicative of the Company's ongoing operating cost structure.
Management believes that the exclusion of the aforementioned items, as detailed in the reconciliation below, allows for an additional perspective on the Company’s operating results from period to period and across companies. The Company defines Adjusted Operating Margin as Adjusted Operating Income divided by revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income	$1,046	$818	$1,968	$1,664
Adjustments:
Depreciation and amortization	126	120	248	233
Restructuring	32	27	59	60
Reserve for international non-income tax obligation	2	—	36	—
Duplicate Rent	2	—	2	—
Charges related to asset abandonment	—	1	—	3
Adjusted Operating Income	$1,208	$966	$2,313	$1,960
Operating margin	47.9%	43.1%	46.2%	43.5%
Adjusted Operating Margin	55.3%	50.9%	54.2%	51.3%
Adjusted Net Income and Adjusted Diluted EPS attributable to Moody's common shareholders:
The Company presents Adjusted Net Income and Adjusted Diluted EPS because management deems these metrics to be useful measures to provide additional perspective on Moody’s operating performance. Adjusted Net Income and Adjusted Diluted EPS exclude the impact of: i) amortization of acquired intangible assets; ii) restructuring charges/adjustments; iii) a reserve for an international non-income tax obligation and related interest and penalties; iv) charges related to asset abandonment; v) Duplicate Rent expense incurred during the build-out and transition to the Company's new New York City headquarters; and vi) gain on business divestitures.
The Company excludes the impact of amortization of acquired intangible assets as companies utilize intangible assets with different estimated useful lives and have different methods of acquiring and amortizing intangible assets. These intangible assets were recorded as part of acquisition accounting and contribute to revenue generation. The amortization of intangible assets related to acquisitions will recur in future periods until such intangible assets have been fully amortized. Furthermore, the timing and magnitude of business combination transactions are not predictable and the purchase price allocated to amortizable intangible assets and the related amortization period are unique to each acquisition and can vary significantly from period to period and across companies. Restructuring charges/adjustments and charges related to asset abandonment, which the Company believes are not reflective of its ongoing operating cost structure, are excluded as the frequency and magnitude of these items may vary widely across periods and companies. The reserve for an international non-income tax obligation and related interest and penalties are excluded because the Company believes they are not indicative of its ongoing operating cost structure. Duplicate Rent expense incurred during the build-out and transition to the Company's new New York City headquarters is excluded because it relates to an infrequent corporate headquarters relocation and is not indicative of the Company's ongoing operating cost structure. Gain on business divestitures are excluded due to their infrequent nature and because they do not reflect the Company's ongoing operations.
The Company excludes the aforementioned items to provide additional perspective when comparing net income and diluted EPS from period to period and across companies as the frequency and magnitude of similar transactions may vary widely across periods.

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2026		2025		2026		2025
Net Income attributable to Moody's common shareholders		$878		$578		$1,539		$1,203
Pre-tax acquisition-related intangible amortization	$53		$55		$106		$108
Tax on acquisition-related intangible amortization	(13)		(13)		(26)		(26)
Net acquisition-related intangible amortization		40		42		80		82
Pre-tax restructuring	$32		$27		$59		$60
Tax on restructuring	(9)		(7)		(15)		(15)
Net restructuring		23		20		44		45
Pre-tax reserve for international non-income tax obligation and related interest and penalties	$(1)		$—		$52		$—
Tax on reserve for international non-income tax obligation and related interest and penalties	—		—		(8)		—
Net reserve for international non-income tax obligation and related interest and penalties		(1)		—		44		—
Pre-tax charges related to asset abandonment	$—		$1		$—		$3
Tax on charges related to asset abandonment	—		(1)		—		(1)
Net charges related to asset abandonment		—		—		—		2
Pre-tax Duplicate Rent	$2		$—		$2		$—
Tax on Duplicate Rent	—		—		—		—
Net charges related to Duplicate Rent		2		—		2		—
Pre-tax gain on divestiture of MA Regulatory Solutions	$(179)		$—		$(179)		$—
Pre-tax gain on divestiture of MA Learning Solutions	$(2)		$—		$(2)		$—
Tax on gain on business divestitures	55		—		55		—
Net gain on business divestitures		(126)		—		(126)		—
Adjusted Net Income		$816		$640		$1,583		$1,332

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Diluted earnings per share attributable to Moody's common shareholders		$5.03		$3.21		$8.75		$6.66
Pre-tax acquisition-related intangible amortization	$0.30		$0.31		$0.60		$0.60
Tax on acquisition-related intangible amortization	(0.06)		(0.07)		(0.14)		(0.14)
Net acquisition-related intangible amortization		0.24		0.24		0.46		0.46
Pre-tax restructuring	$0.18		$0.15		$0.34		$0.33
Tax on restructuring	(0.05)		(0.04)		(0.09)		(0.08)
Net restructuring		0.13		0.11		0.25		0.25
Pre-tax reserve for international non-income tax obligation and related interest and penalties	$(0.01)		$—		$0.30		$—
Tax on reserve for international non-income tax obligation and related interest and penalties	—		—		(0.05)		—
Net reserve for international non-income tax obligation and related interest and penalties		(0.01)		—		0.25		—
Pre-tax charges related to asset abandonment	$—		$0.01		$—		$0.02
Tax on charges related to asset abandonment	—		(0.01)		—		(0.01)
Net charges related to asset abandonment		—		—		—		0.01
Pre-tax Duplicate Rent	$0.01		$—		$0.01		$—
Tax on Duplicate Rent	—		—		—		—
Net charges related to Duplicate Rent		0.01		—		0.01		—
Pre-tax gain on divestiture of MA Regulatory Solutions	$(1.03)		$—		$(1.03)		$—
Pre-tax gain on divestiture of MA Learning Solutions	(0.01)		—		(0.01)		—
Tax on gain on business divestitures	0.32		—		0.32		—
Net gain on business divestitures		(0.72)		—		(0.72)		—
Adjusted Diluted EPS		$4.68		$3.56		$9.00		$7.38

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

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,718	$1,300
Capital additions	(186)	(160)
Free Cash Flow	$1,532	$1,140
Net cash provided by investing activities	$21	$98
Net cash used in financing activities	$(2,629)	$(1,780)

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
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) measures:

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2026	2025	Change	Growth	2026	2025	Change	Growth
MCO revenue	$2,185	$1,898	$287	15%	$4,264	$3,822	$442	12%
FX impact	(10)	—	(10)		(56)	—	(56)
Inorganic revenue from acquisitions	(6)	—	(6)		(11)	—	(11)
Divestitures	—	(36)	36		—	(50)	50
Organic constant currency MCO revenue	$2,169	$1,862	$307	16%	$4,197	$3,772	$425	11%

MA revenue	$925	$888	$37	4%	$1,851	$1,747	$104	6%
FX impact	(5)	—	(5)		(30)	—	(30)
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(36)	36		—	(50)	50
Organic constant currency MA revenue	$920	$852	$68	8%	$1,819	$1,697	$122	7%

Decision Solutions revenue	$423	$413	$10	2%	$855	$818	$37	5%
FX impact	(2)	—	(2)		(12)	—	(12)
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(36)	36		—	(50)	50
Organic constant currency Decision Solutions revenue	$421	$377	$44	12%	$841	$768	$73	10%

Banking revenue	$119	$138	$(19)	(14)%	$252	$279	$(27)	(10)%
FX impact	—	—	—		(2)	—	(2)
Divestitures	—	(36)	36		—	(50)	50
Organic constant currency Banking revenue	$119	$102	$17	17%	$250	$229	$21	9%

Insurance revenue	$183	$168	$15	9%	$364	$331	$33	10%
FX impact	—	—	—		(2)	—	(2)
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Organic constant currency Insurance revenue	$183	$168	$15	9%	$360	$331	$29	9%

KYC revenue	$121	$107	$14	13%	$239	$208	$31	15%
FX impact	(2)	—	(2)		(8)	—	(8)
Constant currency KYC revenue	$119	$107	$12	11%	$231	$208	$23	11%

Research and Insights revenue	$256	$249	$7	3%	$511	$485	$26	5%
FX impact	(1)	—	(1)		(5)	—	(5)
Constant currency Research and Insights revenue	$255	$249	$6	2%	$506	$485	$21	4%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2026	2025	Change	Growth	2026	2025	Change	Growth
Data and Information revenue	$246	$226	$20	9%	$485	$444	$41	9%
FX impact	(2)	—	(2)		(13)	—	(13)
Constant currency Data and Information revenue	$244	$226	$18	8%	$472	$444	$28	6%

MA recurring revenue	$915	$852	$63	7%	$1,824	$1,674	$150	9%
FX impact	(5)	—	(5)		(30)	—	(30)
Inorganic recurring revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(18)	18		—	(18)	18
Organic constant currency MA recurring revenue	$910	$834	$76	9%	$1,792	$1,656	$136	8%

Decision Solutions recurring revenue	$416	$382	$34	9%	$838	$755	$83	11%
FX impact	(2)	—	(2)		(12)	—	(12)
Inorganic recurring revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(18)	18		—	(18)	18
Organic constant currency Decision Solutions recurring revenue	$414	$364	$50	14%	$824	$737	$87	12%

Banking recurring revenue	$116	$113	$3	3%	$243	$228	$15	7%
FX impact	—	—	—		(2)	—	(2)
Divestitures	—	(18)	18		—	(18)	18
Organic constant currency Banking recurring revenue	$116	$95	$21	22%	$241	$210	$31	15%

Insurance recurring revenue	$180	$162	$18	11%	$357	$319	$38	12%
FX impact	—	—	—		(2)	—	(2)
Inorganic recurring revenue from acquisitions	—	—	—		(2)	—	(2)
Organic constant currency Insurance recurring revenue	$180	$162	$18	11%	$353	$319	$34	11%

KYC recurring revenue	$120	$107	$13	12%	$238	$208	$30	14%
FX impact	(2)	—	(2)		(8)	—	(8)
Constant currency KYC recurring revenue	$118	$107	$11	10%	$230	$208	$22	11%

Research and Insights recurring revenue	$254	$246	$8	3%	$506	$479	$27	6%
FX impact	(1)	—	(1)		(5)	$—	$(5)
Constant currency Research and Insights recurring revenue	$253	$246	$7	3%	$501	$479	$22	5%

Data and Information recurring revenue	$245	$224	$21	9%	$480	$440	$40	9%
FX impact	(2)	—	(2)		(13)	$—	$(13)
Constant currency Data and Information recurring revenue	$243	$224	$19	8%	$467	$440	$27	6%

MIS revenue	$1,260	$1,010	$250	25%	$2,413	$2,075	$338	16%
FX impact	(5)	—	(5)		(26)	—	(26)
Inorganic revenue from acquisitions	(6)	—	(6)		(9)	—	(9)
Organic constant currency MIS revenue	$1,249	$1,010	$239	24%	$2,378	$2,075	$303	15%

	Three Months Ended June 30,				Six Months Ended June 30,
Amounts in millions	2026	2025	Change	Growth	2026	2025	Change	Growth
Corporate Finance revenue	$651	$512	$139	27%	$1,284	$1,076	$208	19%
FX impact	(3)	—	(3)		(13)	—	(13)
Inorganic revenue from acquisitions	(1)	—	(1)		(1)	—	(1)
Organic constant currency Corporate Finance revenue	$647	$512	$135	26%	$1,270	$1,076	$194	18%

Structured Finance revenue	$151	135	16	12%	$288	273	15	5%
FX impact	(1)	—	(1)		(4)	—	(4)
Inorganic revenue from acquisitions	(1)	—	(1)		(1)	—	(1)
Organic constant currency Structured Finance revenue	$149	$135	$14	10%	$283	$273	$10	4%

Financial Institutions revenue	$222	$191	$31	16%	$416	$382	$34	9%
FX impact	—	—	—		(5)	—	(5)
Inorganic revenue from acquisitions	(1)	—	(1)		(1)	—	(1)
Organic constant currency Financial Institutions revenue	$221	$191	$30	16%	$410	$382	$28	7%

PPIF revenue	$224	162	62	38%	$400	325	75	23%
FX impact	(2)	—	(2)		(5)	—	(5)
Constant currency PPIF revenue	$222	$162	$60	37%	$395	$325	$70	22%

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

Amounts in millions	June 30, 2026	June 30, 2025	Change	Growth
MA ARR
Decision Solutions
Banking	$420	$383	$37	10%
Insurance	723	666	57	9%
KYC	478	422	56	13%
Total Decision Solutions	$1,621	$1,471	$150	10%
Research and Insights	1,037	975	62	6%
Data and Information	1,003	926	77	8%
Total MA ARR	$3,661	$3,372	$289	9%

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
In the six months ended June 30, 2026, the Company entered into new cross-currency swap hedging transactions designated as net investment hedges, which are disclosed in Note 7 to the consolidated financial statements. The related sensitivity analysis disclosed in our Form 10-K for the year ended December 31, 2025 for our derivatives and non-derivatives designated as net investment hedges has been updated below to reflect the Company's exposure to market risk as of June 30, 2026. There have been no material changes to the Company's market risk other than the aforementioned cross-currency swaps during the six months ended June 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2025.
Derivatives and non-derivatives designated as net investment hedges:
The Company designates derivative instruments and foreign currency-denominated debt as hedges of foreign currency risk of net investments in certain foreign subsidiaries (net investment hedges) under ASC Topic 815, Derivatives and Hedging.
Cross-currency swaps
As of June 30, 2026, the Company had cross-currency swaps designated as net investment hedges to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in exchange rates. The notional values and corresponding interest rates are disclosed in Note 7 to the consolidated financial statements located in Item 1 of this Form 10-Q.
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
Euro-denominated debt
As of June 30, 2026 the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $140 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended June 30, 2026.
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
For the three months ended June 30, 2026

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
April 1- 30	80,910	$461.67	77,960	$2,453	million
May 1- 31	786,430	$446.36	785,454	$2,103	million
June 1- 30	682,610	$450.64	682,235	$1,795	million
Total	1,549,950	$449.02	1,545,649
(1) Includes surrender to the Company of 2,950; 976; and 375 shares of common stock in April, May, and June, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On October 21, 2025, the Board authorized $4 billion in share repurchase authority. At June 30, 2026 there was approximately $1.8 billion of share repurchase authority remaining under this authorization. There is no established expiration date for the remaining authorization.
During the second quarter of 2026, Moody’s issued a net 50 thousand shares under employee stock-based compensation plans.

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

Date: July 23, 2026