Form 10-Q
period 2026-09-30
MOODYS CORP /DE/
filed 2026-10-21
CIK 1059556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Shares Outstanding at September 30, 2026
172.4 million

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

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements
MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,023	$2,007	$6,287	$5,829
Expenses
Operating	524	492	1,573	1,472
Selling, general and administrative	442	453	1,382	1,335
Depreciation and amortization	124	123	372	356
Restructuring	27	21	86	81
Charges related to asset abandonment	—	1	—	4
Total expenses	1,117	1,090	3,413	3,248
Operating income	906	917	2,874	2,581
Non-operating income (expense), net
Interest expense, net	(54)	(58)	(178)	(180)
Other non-operating income, net	1	8	17	42
Gain on business divestitures	115	—	296	—
Total non-operating income (expense), net	62	(50)	135	(138)
Income before provision for income taxes	968	867	3,009	2,443
Provision for income taxes	232	220	733	592
Net income	736	647	2,276	1,851
Less: Net income attributable to noncontrolling interests	2	1	3	2
Net income attributable to Moody's	$734	$646	$2,273	$1,849
Earnings per share attributable to Moody's common shareholders
Basic	$4.25	$3.61	$13.02	$10.30
Diluted	$4.24	$3.60	$12.98	$10.26
Weighted average number of shares outstanding
Basic	172.8	178.9	174.6	179.5
Diluted	173.3	179.6	175.1	180.2
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in millions)

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$736			$647
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(6)	$—	(6)	$(26)	$1	(25)
Net gains (losses) on net investment hedges	30	(10)	20	8	(3)	5
Cash Flow Hedges:
Reclassification of losses included in net income	1	—	1		—	—
Pension and Other Retirement Benefits:
Net actuarial gains (losses)	(1)	—	(1)		—	—
Total other comprehensive income (loss)	$24	$(10)	$14	$(18)	$(2)	$(20)
Comprehensive income			750			627
Less: comprehensive income (loss) attributable to noncontrolling interests			3			(1)
Comprehensive Income Attributable to Moody's			$747			$628

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025

	Pre-tax amounts	Tax amounts	After-tax amounts	Pre-tax amounts	Tax amounts	After-tax amounts
Net Income			$2,276			$1,851
Other Comprehensive Income (Loss):
Foreign Currency Adjustments:
Foreign currency translation adjustments, net	$(169)	$1	(168)	$586	$—	586
Net gains (losses) on net investment hedges	159	(45)	114	(652)	163	(489)
Cash Flow Hedges:
Reclassification of losses included in net income	2	—	2	1	—	1
Pension and Other Retirement Benefits:
Amortization of actuarial gains and prior service credits included in net income	(2)	1	(1)	(1)	—	(1)
Net actuarial gains (losses)	6	(2)	4	(1)	—	(1)
Total other comprehensive (loss) income	$(4)	$(45)	$(49)	$(67)	$163	$96
Comprehensive income			2,227			1,947
Less: comprehensive loss attributable to noncontrolling interests			(5)			(4)
Comprehensive Income Attributable to Moody's			$2,232			$1,951
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,513	$2,384
Short-term investments	108	64
Accounts receivable, net of allowance for credit losses of $29 in 2026 and $29 in 2025	1,830	2,024
Other current assets	773	714
Total current assets	4,224	5,186
Property and equipment, net of accumulated depreciation of $1,650 in 2026 and $1,572 in 2025	782	722
Operating lease right-of-use assets	507	282
Goodwill	6,304	6,368
Intangible assets, net	1,694	1,866
Deferred tax assets, net	236	305
Other assets	1,083	1,101
Total assets	$14,830	$15,830
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,219	$1,304
Current portion of operating lease liabilities	93	95
Current portion of long-term debt	568	—
Deferred revenue	1,402	1,582
Total current liabilities	3,282	2,981
Non-current portion of deferred revenue	53	56
Long-term debt	6,343	6,994
Deferred tax liabilities, net	340	315
Uncertain tax positions	167	158
Operating lease liabilities	488	262
Other liabilities	745	859
Total liabilities	11,418	11,625
Contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Series common stock, par value $0.01 per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 342,902,272 shares issued at September 30, 2026 and December 31, 2025, respectively	3	3
Capital surplus	1,817	1,676
Retained earnings	19,582	17,853
Treasury stock, at cost; 170,478,190 and 165,359,285 shares of common stock at September 30, 2026 and December 31, 2025, respectively	(17,593)	(14,978)
Accumulated other comprehensive loss	(541)	(500)
Total Moody's shareholders' equity	3,268	4,054
Noncontrolling interests	144	151
Total shareholders' equity	3,412	4,205
Total liabilities, noncontrolling interests and shareholders' equity	$14,830	$15,830
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$2,276	$1,851
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	372	356
Stock-based compensation	175	174
Deferred income taxes	50	40
Non-cash restructuring and abandonment-related charges	3	8
Provision for credit losses on accounts receivable	9	11
Gain on business divestitures	(296)	—
Changes in assets and liabilities:
Accounts receivable	166	63
Other current assets	(5)	13
Other assets	1	(16)
Lease obligations	(2)	(28)
Accounts payable and accrued liabilities	(123)	(317)
Deferred revenue	(172)	(130)
Uncertain tax positions and other non-current tax liabilities	10	17
Other liabilities	7	1
Net cash provided by operating activities	2,471	2,043
Cash flows from investing activities
Capital additions	(271)	(245)
Purchases of investments	(165)	(158)
Sales and maturities of investments	133	656
Purchases of investments in non-consolidated affiliates	(4)	(14)
Receipts from settlements of net investment hedges	—	32
Cash paid for acquisitions, net of cash acquired	(23)	(227)
Cash received upon business divestitures	200	—
Net cash (used in) provided by investing activities	(130)	44
Cash flows from financing activities
Repayment of notes	—	(700)
Proceeds from stock-based compensation plans	34	44
Repurchase of shares related to stock-based compensation and excise tax payments on share repurchases	(125)	(92)
Treasury shares	(2,553)	(1,170)
Dividends	(543)	(534)
Dividends to noncontrolling interests	(3)	(2)
Net cash used in financing activities	(3,190)	(2,454)

Effect of exchange rate changes on cash and cash equivalents	(22)	140
Decrease in cash and cash equivalents	(871)	(227)
Cash and cash equivalents, beginning of period	2,384	2,408
Cash and cash equivalents, end of period	$1,513	$2,181
The accompanying notes are an integral part of the consolidated financial statements.

MOODY’S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2025	342.9	$3	$1,552	$16,933	(163.5)	$(14,020)	$(519)	$3,949	$159	$4,108
Net income				646				646	1	647
Dividends ($0.94 per share)				(169)				(169)	(4)	(173)
Stock-based compensation			59					59		59
Shares issued for stock-based compensation plans at average cost, net			6		—	2		8		8
Treasury shares repurchased, inclusive of excise tax of $4 million			—		(1.0)	(517)		(517)		(517)
Currency translation adjustment, net of net investment hedge activity (net of tax of $2 million)							(19)	(19)	(1)	(20)
Balance at September 30, 2025	342.9	$3	$1,617	$17,410	(164.5)	$(14,535)	$(538)	$3,957	$155	$4,112
    The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	342.9	$3	$1,451	$16,071	(162.6)	$(13,322)	$(638)	$3,565	$162	$3,727
Net income				1,849				1,849	2	1,851
Dividends ($2.82 per share)				(510)				(510)	(5)	(515)
Stock-based compensation			180					180		180
Shares issued for stock-based compensation plans at average cost, net			(14)		0.5	(34)		(48)		(48)
Treasury shares repurchased, inclusive of excise tax of $9 million			—		(2.4)	(1,179)		(1,179)		(1,179)
Currency translation adjustment, net of net investment hedge activity (net of tax of $163 million)							101	101	(4)	97
Net actuarial losses							(1)	(1)		(1)
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at September 30, 2025	342.9	$3	$1,617	$17,410	(164.5)	$(14,535)	$(538)	$3,957	$155	$4,112
The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at June 30, 2026	342.9	$3	$1,753	$19,027	(169.7)	$(17,204)	$(554)	$3,025	$141	$3,166
Net income				734				734	2	736
Dividends ($1.03 per share)				(179)				(179)	—	(179)
Stock-based compensation			59					59		59
Shares issued for stock-based compensation plans at average cost, net			5		0.1	2		7		7
Treasury shares repurchased, inclusive of excise tax of $3 million					(0.9)	(391)		(391)		(391)
Currency translation adjustment, net of net investment hedge activity (net of tax of $10 million)							13	13	1	14
Net actuarial losses							(1)	(1)		(1)
Amortization of losses on cash flow hedges							1	1		1
Balance at September 30, 2026	342.9	$3	$1,817	$19,582	(170.5)	$(17,593)	$(541)	$3,268	$144	$3,412

The accompanying notes are an integral part of the consolidated financial statements.

MOODY'S CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in millions, except per share data)

	Shareholders of Moody's Corporation
	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Moody's Shareholders' Equity	Non- Controlling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	342.9	$3	$1,676	$17,853	(165.4)	$(14,978)	$(500)	$4,054	$151	$4,205
Net income				2,273				2,273	3	2,276
Dividends ($3.09 per share)				(544)				(544)	(8)	(552)
Stock-based compensation			179					179		179
Shares issued for stock-based compensation plans at average cost, net			(38)		0.5	(40)		(78)		(78)
Noncontrolling interest resulting from majority acquisition								—	6	6
Treasury shares repurchased, inclusive of excise tax of $22 million			—		(5.6)	(2,575)		(2,575)		(2,575)
Currency translation adjustment, net of net investment hedge activity (net of tax of $44 million)							(46)	(46)	(8)	(54)
Net actuarial gains (net of tax of $2 million)							4	4		4
Amortization of actuarial gains and prior service credits							(1)	(1)		(1)
Amortization of losses on cash flow hedges							2	2		2
Balance at September 30, 2026	342.9	$3	$1,817	$19,582	(170.5)	$(17,593)	$(541)	$3,268	$144	$3,412
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
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU No. 2024-03"). The amendments in this ASU require more detailed disclosures about specific expense categories in the notes to financial statements (including employee compensation, depreciation and intangible asset amortization) and apply to both interim and annual reporting periods. ASU No. 2024-03 also requires disclosure of total selling expenses for both interim and annual reporting periods, with an additional requirement to provide an entity’s definition of selling expenses in annual reporting. This ASU is effective in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively for annual and interim reporting periods beginning after the aforementioned effective dates or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures. The Company expects this guidance to result primarily in expanded disclosures and additional expense disaggregation.
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

NOTE 2. REVENUES
Revenue by Category
The following table presents the Company’s revenues disaggregated by LOB:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MA:
Decision Solutions (DS)
Banking	$118	$140	$370	$419
Insurance	186	171	550	502
KYC	122	113	361	321
Total DS	426	424	1,281	1,242
Research and Insights (R&I)	260	252	771	737
Data and Information (D&I)	250	233	735	677
Total external revenue	936	909	2,787	2,656
Intersegment revenue	3	3	9	9
Total MA	939	912	2,796	2,665
MIS:
Corporate Finance (CFG)
Investment-grade	146	124	552	431
High-yield	68	114	269	266
Bank loans	113	155	399	413
Other accounts (1)	203	183	594	542
Total CFG	530	576	1,814	1,652
Structured Finance (SFG)
Asset-backed securities	43	35	126	105
RMBS	36	29	103	84
CMBS	26	25	73	78
Structured credit	46	55	135	149
Other accounts	2	2	4	3
Total SFG	153	146	441	419
Financial Institutions (FIG)
Banking	140	136	422	386
Insurance	49	52	134	151
Managed investments	21	17	62	43
Other accounts	3	3	11	10
Total FIG	213	208	629	590
Public, Project and Infrastructure Finance (PPIF)
Public finance / sovereign	82	68	238	215
Project and infrastructure	97	93	341	271
Total PPIF	179	161	579	486
Total ratings revenue	1,075	1,091	3,463	3,147
MIS Other	12	7	37	26
Total external revenue	1,087	1,098	3,500	3,173
Intersegment revenue	51	50	154	149
Total MIS	1,138	1,148	3,654	3,322
Eliminations	(54)	(53)	(163)	(158)
Total MCO	$2,023	$2,007	$6,287	$5,829
(1) Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.

The following tables present the Company’s revenues disaggregated by LOB and geographic area:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$183	$243	$426	$167	$257	$424
Research and Insights	139	121	260	137	115	252
Data and Information	93	157	250	82	151	233
Total MA	415	521	936	386	523	909
MIS:
Corporate Finance	378	152	530	405	171	576
Structured Finance	106	47	153	108	38	146
Financial Institutions	113	100	213	111	97	208
Public, Project and Infrastructure Finance	121	58	179	108	53	161
Total ratings revenue	718	357	1,075	732	359	1,091
MIS Other	1	11	12	—	7	7
Total MIS	719	368	1,087	732	366	1,098
Total MCO	$1,134	$889	$2,023	$1,118	$889	$2,007

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
MA:
Decision Solutions	$536	$745	$1,281	$496	$746	$1,242
Research and Insights	418	353	771	404	333	737
Data and Information	269	466	735	242	435	677
Total MA	1,223	1,564	2,787	1,142	1,514	2,656
MIS:
Corporate Finance	1,283	531	1,814	1,110	542	1,652
Structured Finance	304	137	441	299	120	419
Financial Institutions	334	295	629	305	285	590
Public, Project and Infrastructure Finance	385	194	579	319	167	486
Total ratings revenue	2,306	1,157	3,463	2,033	1,114	3,147
MIS Other	3	34	37	—	26	26
Total MIS	2,309	1,191	3,500	2,033	1,140	3,173
Total MCO	$3,532	$2,755	$6,287	$3,175	$2,654	$5,829

The following table presents the Company’s reportable segment revenues disaggregated by segment and geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MA:
U.S.	$415	$386	$1,223	$1,142
Non-U.S.:
EMEA	365	358	1,100	1,036
Asia-Pacific	92	96	273	276
Americas	64	69	191	202
Total Non-U.S.	521	523	1,564	1,514
Total MA	936	909	2,787	2,656
MIS:
U.S.	719	732	2,309	2,033
Non-U.S.:
EMEA	231	236	761	740
Asia-Pacific	86	84	278	245
Americas	51	46	152	155
Total Non-U.S.	368	366	1,191	1,140
Total MIS	1,087	1,098	3,500	3,173
Total MCO	$2,023	$2,007	$6,287	$5,829

The following tables summarize the split between Transaction Revenue and Recurring Revenue:

	Three Months Ended September 30,
	2026			2025
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$3	$115	$118	$25	$115	$140
	3%	97%	100%	18%	82%	100%
Insurance	$2	$184	$186	$3	$168	$171
	1%	99%	100%	2%	98%	100%
KYC	$—	$122	$122	$1	$112	$113
	—%	100%	100%	1%	99%	100%
Total Decision Solutions	$5	$421	$426	$29	$395	$424
	1%	99%	100%	7%	93%	100%
Research and Insights	$2	$258	$260	$3	$249	$252
	1%	99%	100%	1%	99%	100%
Data and Information	$1	$249	$250	$2	$231	$233
	—%	100%	100%	1%	99%	100%
Total MA (1)	$8	$928	$936	$34	$875	$909
	1%	99%	100%	4%	96%	100%
Corporate Finance	$374	$156	$530	$433	$143	$576
	71%	29%	100%	75%	25%	100%
Structured Finance	$88	$65	$153	$86	$60	$146
	58%	42%	100%	59%	41%	100%
Financial Institutions	$122	$91	$213	$123	$85	$208
	57%	43%	100%	59%	41%	100%
Public, Project and Infrastructure Finance	$126	$53	$179	$111	$50	$161
	70%	30%	100%	69%	31%	100%
MIS Other	$4	$8	$12	$—	$7	$7
	33%	67%	100%	—%	100%	100%
Total MIS	$714	$373	$1,087	$753	$345	$1,098
	66%	34%	100%	69%	31%	100%
Total Moody's Corporation	$722	$1,301	$2,023	$787	$1,220	$2,007
	36%	64%	100%	39%	61%	100%

	Nine Months Ended September 30,
	2026			2025
	Transaction	Recurring	Total	Transaction	Recurring	Total
Decision Solutions
Banking	$12	$358	$370	$76	$343	$419
	3%	97%	100%	18%	82%	100%
Insurance	$9	$541	$550	$15	$487	$502
	2%	98%	100%	3%	97%	100%
KYC	$1	$360	$361	$1	$320	$321
	—%	100%	100%	—	100%	100%
Total Decision Solutions	$22	$1,259	$1,281	$92	$1,150	$1,242
	2%	98%	100%	7%	93%	100%
Research and Insights	$7	$764	$771	$9	$728	$737
	1%	99%	100%	1%	99%	100%
Data and Information	$6	$729	$735	$6	$671	$677
	1%	99%	100%	1%	99%	100%
Total MA (1)	$35	$2,752	$2,787	$107	$2,549	$2,656
	1%	99%	100%	4%	96%	100%
Corporate Finance	$1,352	$462	$1,814	$1,225	$427	$1,652
	75%	25%	100%	74%	26%	100%
Structured Finance	$250	$191	$441	$238	$181	$419
	57%	43%	100%	57%	43%	100%
Financial Institutions	$362	$267	$629	$340	$250	$590
	58%	42%	100%	58%	42%	100%
Public, Project and Infrastructure Finance	$422	$157	$579	$340	$146	$486
	73%	27%	100%	70%	30%	100%
MIS Other	$9	$28	$37	$5	$21	$26
	24%	76%	100%	19%	81%	100%
Total MIS	$2,395	$1,105	$3,500	$2,148	$1,025	$3,173
	68%	32%	100%	68%	32%	100%
Total Moody's Corporation	$2,430	$3,857	$6,287	$2,255	$3,574	$5,829
	39%	61%	100%	39%	61%	100%

(1) Revenue from software implementation services and risk management advisory projects, while classified by management as transactional revenue, is recognized over time under GAAP.

The following tables present the timing of revenue recognition:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$16	$714	$730	$57	$2,395	$2,452
Revenue recognized over time	920	373	1,293	2,730	1,105	3,835
Total	$936	$1,087	$2,023	$2,787	$3,500	$6,287

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	MA	MIS	Total	MA	MIS	Total
Revenue recognized at a point in time	$21	$753	$774	$65	$2,148	$2,213
Revenue recognized over time	888	345	1,233	2,591	1,025	3,616
Total	$909	$1,098	$2,007	$2,656	$3,173	$5,829
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
The following table presents the Company's unbilled receivables, which are included within accounts receivable, net, at September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	MA	MIS	MA	MIS
Unbilled Receivables	$95	$604	$106	$500
Deferred revenue
The Company recognizes deferred revenue when a contract requires a customer to pay consideration to the Company in advance of when revenue related to that contract is recognized. This deferred revenue is relieved when the Company satisfies the related performance obligation and revenue is recognized.
Significant changes in the deferred revenue balances during the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	MA	MIS	Total	MA	MIS	Total
Balance at June 30,	$1,301	$347	$1,648	$1,285	$350	$1,635
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(646)	(123)	(769)	(612)	(123)	(735)
Increases due to amounts billable excluding amounts recognized as revenue during the period	480	94	574	491	87	578
Reclassification to liabilities held-for-sale	—	—	—	(23)	—	(23)
Effect of exchange rate changes	2	—	2	(27)	(1)	(28)
Total changes in deferred revenue	(164)	(29)	(193)	(171)	(37)	(208)
Balance at September 30,	$1,137	$318	$1,455	$1,114	$313	$1,427

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	MA	MIS	Total	MA	MIS	Total
Balance at December 31,	$1,368	$270	$1,638	$1,243	$268	$1,511
Changes in deferred revenue:
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(1,228)	(196)	(1,424)	(1,074)	(205)	(1,279)
Increases due to amounts billable excluding amounts recognized as revenue during the period	1,020	246	1,266	910	239	1,149
Adjustment related to divestiture of business (1)	(4)	—	(4)	—	—	—
Reclassification to liabilities held-for-sale	—	—	—	(23)	—	(23)
Increases due to acquisitions during the period	—	—	—	15	—	15
Effect of exchange rate changes	(19)	(2)	(21)	43	11	54
Total changes in deferred revenue	(231)	48	(183)	(129)	45	(84)
Balance at September 30,	$1,137	$318	$1,455	$1,114	$313	$1,427
Deferred revenue - current	$1,136	$266	$1,402	$1,113	$256	$1,369
Deferred revenue - non-current	$1	$52	$53	$1	$57	$58
(1) Reflects adjustments to the deferred revenue balance that was disposed of pursuant to the divestiture of the MA Regulatory Solutions business, which was divested in the second quarter of 2026, as more fully discussed in Note 11.
For the MA segment, the decrease in deferred revenue for the three months ended September 30, 2026 and 2025 was primarily due to the recognition of annual subscription and maintenance revenue for the period, for which billing occurs in December and January. For the nine months ended September 30, 2026 and 2025, the decrease in the deferred revenue balance is attributable to recognition of revenues related to the aforementioned December billings, partially offset by the impact of the high concentration of billings in the first quarter.
For the MIS segment, the change in the deferred revenue balance for all periods presented was primarily related to the significant portion of contract renewals that occur during the first quarter and are generally recognized over a one year period.
Remaining performance obligation
Remaining performance obligations in the MA segment include both amounts recorded as deferred revenue on the balance sheet as of September 30, 2026 as well as amounts not yet invoiced to customers as of September 30, 2026, largely reflecting future revenue related to signed multi-year arrangements for hosted and installed subscription-based products. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $4.4 billion. The Company expects to recognize into revenue approximately 55% of this balance within one year, approximately 25% of this balance between one to two years and the remaining amount thereafter.
Remaining performance obligations in the MIS segment largely reflect deferred revenue related to monitoring fees for certain structured finance products, primarily CMBS, where the issuers can elect to pay the monitoring fees for the life of the security in advance. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $89 million. The Company expects to recognize into revenue approximately 25% of this balance within one year, approximately 55% of this balance between one to five years and the remaining amount thereafter. With respect to the remaining performance obligations for the MIS segment, the Company has applied a practical expedient set forth in ASC Topic 606 permitting the omission of unsatisfied performance obligations relating to contracts with an original expected length of one year or less.

NOTE 3. STOCK-BASED COMPENSATION
Presented below is a summary of the stock-based compensation cost and associated tax benefit included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation cost	$58	$58	$175	$176
Tax benefit	$12	$13	$38	$38
During the first nine months of 2026, the Company granted 0.1 million employee stock options, which had a weighted average grant date fair value of $133.17 per share. The Company also granted 0.5 million shares of restricted stock in the first nine months of 2026, which had a weighted average grant date fair value of $444.87 per share. Both the employee stock options and restricted stock generally vest ratably over four years. Additionally, the Company granted 0.1 million shares of performance-based awards whereby the number of shares that ultimately vest is based on the achievement of certain non-market-based performance metrics of the Company over three years. The weighted average grant date fair value of these awards was $436.24 per share.
The following weighted average assumptions were used in determining the fair value using the Black-Scholes option-pricing model for options granted in 2026:

Expected dividend yield	0.93%
Expected stock volatility	27%
Risk-free interest rate	3.74%
Expected holding period	5.7 years
Unrecognized stock-based compensation expense at September 30, 2026 was $10 million and $310 million for unvested stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 2.5 years, respectively. Additionally, there was $60 million of unrecognized stock-based compensation expense relating to the aforementioned non-market-based performance-based awards, which is expected to be recognized over a weighted average period of 2.1 years.
The following table summarizes information relating to stock option exercises and restricted stock vesting:

	Nine months ended September 30,
	2026	2025
Exercise of stock options:
Proceeds from stock option exercises	$19	$26
Aggregate intrinsic value	$21	$42
Tax benefit realized upon exercise	$5	$9
Number of shares exercised	0.1	0.1
Vesting of restricted stock:
Fair value of shares vested	$211	$245
Tax benefit realized upon vesting	$52	$60
Number of shares vested	0.5	0.5
Vesting of performance-based restricted stock:
Fair value of shares vested	$72	$8
Tax benefit realized upon vesting	$12	$1
Number of shares vested (1)	0.2	—
(1) The number of shares vested in 2025 was approximately 15 thousand.

NOTE 4. INCOME TAXES
Moody’s ETR was 24.0% and 25.4% for the three months ended September 30, 2026 and 2025, respectively, and was 24.4% and 24.2% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in ETR for the three months ended September 30, 2026 compared to the same period in the prior year of 1.4% primarily reflects tax benefits recognized pursuant to the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction, for which the sellers had indemnified Moody's coupled with certain non-U.S.-related tax benefits. The benefit related to the indemnified tax exposures, including the associated reduction to Interest expense, net, was offset by the release of the related indemnification asset within Other non-operating income, net, resulting in no impact to net income. The Company’s year-to-date provision for income taxes is computed by applying its estimated annual ETR to the pre-tax earnings and adjusting for specific tax events recognized in the period in which they occur.
The Company classifies interest related to UTPs in interest expense, net in its consolidated statements of operations. Penalties, if incurred, would be recognized in other non-operating income, net. The Company had a net decrease in its UTP reserves of $3 million, net of federal tax, during the third quarter of 2026 and a net increase of $9 million ($6 million, net of federal tax) during the first nine months of 2026.
Moody’s is subject to U.S. federal income tax as well as income tax in various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2023 through 2025 remain open to examination. Currently, the Company's New York State tax returns for 2022 through 2024 are under examination. Additionally, New York City tax returns for the years 2018 through 2022 are also under examination, while returns for 2023 and 2024 are open for examination. Furthermore, the Company's U.K. corporate income tax returns are under audit for the years 2017 through 2023, with the 2024 return still open for examination.

The following table shows the amount the Company paid for income taxes:

	Nine Months Ended September 30,
	2026	2025
Income taxes paid	$653	$644

NOTE 5. RECONCILIATION OF WEIGHTED AVERAGE SHARES OUTSTANDING
Below is a reconciliation of basic to diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic	172.8	178.9	174.6	179.5
Dilutive effect of shares issuable under stock-based compensation plans	0.5	0.7	0.5	0.7
Diluted	173.3	179.6	175.1	180.2
Anti-dilutive options to purchase common shares and restricted stock as well as contingently issuable restricted stock which are excluded from the table above	0.3	0.2	0.3	0.2
The calculation of basic shares outstanding is based on the weighted average number of shares of common stock outstanding during the reporting period. The calculation of diluted EPS requires certain assumptions regarding the use of both cash proceeds and assumed proceeds that would be received upon the exercise of stock options and vesting of restricted stock outstanding as of September 30, 2026 and 2025.

NOTE 6. CASH EQUIVALENTS AND INVESTMENTS
The table below provides additional information on the Company’s cash equivalents and investments:

	As of September 30, 2026
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$951	$—	$951	$842	$108	$1
Mutual funds	$81	$10	$91	$—	$—	$91

	As of December 31, 2025
				Balance sheet location
	Cost	Gains/(Losses)	Fair Value	Cash and cash equivalents	Short-term investments	Other assets
Certificates of deposit and money market deposit accounts/funds (1)	$1,459	$—	$1,459	$1,393	$64	$2
Mutual funds	$95	$13	$108	$—	$—	$108
(1) Consists of time deposits, money market deposit accounts and money market funds. The remaining contractual maturities for the certificates of deposits classified as short-term investments are one month to 12 months at both September 30, 2026 and December 31, 2025. The remaining contractual maturities for the certificates of deposits classified in other assets are 13 months to 18 months at September 30, 2026 and 13 months to 22 months at December 31, 2025. Time deposits with a maturity of less than 90 days at time of purchase are classified as cash and cash equivalents.
In addition, the Company invested in COLI. As of September 30, 2026 and December 31, 2025, the contract value of the COLI was $48 million and $50 million respectively.

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
The following table summarizes the Company’s interest rate swaps designated as fair value hedges:

		Notional Amount
Hedged Item	Nature of Swap	As of September 30, 2026	As of December 31, 2025	Floating Interest Rate
2014 Senior Notes due 2044	Pay Floating/Receive Fixed	$300	$300	SOFR
2017 Senior Notes due 2028	Pay Floating/Receive Fixed	—	500	SOFR
2018 Senior Notes due 2029	Pay Floating/Receive Fixed	400	400	SOFR
2018 Senior Notes due 2048	Pay Floating/Receive Fixed	300	300	SOFR
2022 Senior Notes due 2052	Pay Floating/Receive Fixed	500	500	SOFR
2022 Senior Notes due 2032	Pay Floating/Receive Fixed	250	250	SOFR
Total		$1,750	$2,250
Refer to Note 13 for information on the cumulative amount of fair value hedging adjustments included in the carrying amount of the above hedged items.

The following table summarizes the impact to the statements of operations of the Company’s interest rate swaps designated as fair value hedges:

Total amounts of financial statement line item presented in the statements of operations in which the effects of fair value hedges are recorded		Amount of income/(loss) recognized in the consolidated statements of operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Interest expense, net		$(54)	$(58)	$(178)	$(180)
Description	Location on Consolidated Statements of Operations
Net interest settlements and accruals on interest rate swaps	Interest expense, net	$(9)	$(15)	$(25)	$(48)
Fair value changes on interest rate swaps	Interest expense, net	$(28)	$13	$(41)	$75
Fair value changes on hedged debt	Interest expense, net	$28	$(13)	$41	$(75)
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

As of September 30, 2026
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
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar

As of September 30, 2026 these hedges will expire and the notional amounts will be settled as follows unless terminated early at the discretion of the Company:

	EUR/USD		HKD/USD			SGD/HKD
Years Ending December 31,	Notional Amount (Pay) (1)	Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive)	Notional Amount (Pay) (1)		Notional Amount (Receive) (1)
2027	€530	$550	HK$	—	$—	S$	—	HK$	—
2028	588	600	—		—	—		—
2029	573	614	—		—	—		—
2030	662	700	—		—	—		—
2031	481	500	—		—	—		—
2032	481	500	3,907		500	389		2,350
2033	370	400	—		—	—		—
2036	200	239	—		—	—		—
Total	€3,885	$4,103	HK$	3,907	$500	S$	389	HK$	2,350
(1) € = euro, HK$ = Hong Kong dollar, S$ = Singapore dollar
The following table provides information on the gains/(losses) on the Company’s net investment and cash flow hedges:

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Cross currency swaps	$13	$6	$—	$—	$14	$17
Long-term debt	7	(1)	—	—	—	—
Total net investment hedges	$20	$5	$—	$—	$14	$17
Derivatives in Cash Flow Hedging Relationships
Cross currency swap	$—	$—	$—	$1	$—	$—
Interest rate contracts	$—	$—	$(1)	$(1)	$—	$—
Total cash flow hedges	$—	$—	$(1)	$—	$—	$—
Total	$20	$5	$(1)	$—	$14	$17

Derivative and Non-Derivative Instruments in Net Investment Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative, net of Tax		Amount of Loss Reclassified from AOCL into Income, net of Tax		Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025
Cross currency swaps	$78	$(359)	$—	$—	$42	$46
Long-term debt	36	(130)	—	—	—	—
Total net investment hedges	$114	$(489)	$—	$—	$42	$46
Derivatives in Cash Flow Hedging Relationships
Cross currency swaps	$—	$—	$—	$1	$—	$—
Interest rate contracts	—	—	(2)	(2)	—	—
Total cash flow hedges	$—	$—	$(2)	$(1)	$—	$—
Total	$114	$(489)	$(2)	$(1)	$42	$46

The cumulative amount of net investment hedge and cash flow hedge gains (losses) remaining in AOCL is as follows:

	Cumulative Gains (Losses), net of tax
	September 30, 2026	December 31, 2025
Net investment hedges
Cross currency swaps	$(83)	$(161)
FX forwards	29	29
Long-term debt	(26)	(62)
Total net investment hedges	$(80)	$(194)
Cash flow hedges
Interest rate contracts	$(40)	$(42)
Cross currency swaps	1	1
Total cash flow hedges	(39)	(41)
Total net gain in AOCL	$(119)	$(235)
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

The following table summarizes the notional amounts of the Company’s outstanding foreign exchange forwards:

	September 30, 2026				December 31, 2025
Notional amount of currency pair (1):	Sell		Buy		Sell		Buy
Contracts to sell USD for GBP		$679		£503		$693		£522
Contracts to sell USD for JPY		$15		¥2,400		$17		¥2,700
Contracts to sell USD for CAD		$29	C$	40		$39	C$	53
Contracts to sell USD for SGD		$60	S$	76		$39	S$	50
Contracts to sell USD for EUR		$265		€229		$107		€91
Contracts to sell USD for INR		$26	₹	2,481		$26	₹	2,400
Contracts to sell EUR for USD		€—		$—		€21		$25
Contracts to sell AUD for USD	A$	5		$4	A$	—		$—

(1) € = euro, £ = British pound, S$ = Singapore dollar, $ = U.S. dollar, ¥ = Japanese yen, C$ = Canadian dollar, ₹= Indian Rupee, A$ = Australian dollar
Total Return Swaps
The Company has entered into total return swaps to mitigate market-driven changes in the value of certain liabilities associated with the Company's deferred compensation plans. The fair value of these swaps at September 30, 2026 and related gains in the three and nine months ended September 30, 2026 were not material. The notional amount of the total return swaps as of September 30, 2026 and December 31, 2025 was $71 million and $72 million, respectively.
The following table summarizes the impact to the consolidated statements of operations relating to the gains (losses) on the Company’s derivatives which are not designated as hedging instruments:

Derivatives not designated as accounting hedges	Location on Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
FX forwards	Other non-operating income, net	$9	$(17)	$(22)	$49
Total return swaps	Operating expense	$(1)	$2	$3	$5
Total return swaps	SG&A expense	$—	$—	$1	$1

The table below shows the classification between assets and liabilities on the Company’s consolidated balance sheets for the fair value of the derivative instrument as well as the carrying value of its non-derivative debt instruments designated and qualifying as net investment hedges:

	Derivative and Non-Derivative Instruments
	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Other assets	$5	$—
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Other current assets	—	9
Total assets		$5	$9
Liabilities:
Derivatives designated as accounting hedges:
Cross-currency swaps designated as net investment hedges	Accounts payable and accrued liabilities	$52	$—
Interest rate swaps designated as fair value hedges	Accounts payable and accrued liabilities	4	—
Cross-currency swaps designated as net investment hedges	Other liabilities	298	456
Interest rate swaps designated as fair value hedges	Other liabilities	122	84
Total derivatives designated as accounting hedges		476	540
Non-derivatives designated as accounting hedges:
Debt designated as net investment hedge	Current portion of long-term debt	568	—
Debt designated as net investment hedge	Long-term debt	852	1,468
Total non-derivatives designated as accounting hedges		1,420	1,468
Derivatives not designated as accounting hedges:
FX forwards on certain assets and liabilities	Accounts payable and accrued liabilities	17	—
Total liabilities		$1,913	$2,008

NOTE 8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS
The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended September 30, 2026
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,997	$(12)	$5,985	$383	$—	$383	$6,380	$(12)	$6,368
Additions/ adjustments (1)	—	—	—	32	—	32	32	—	32
Foreign currency translation adjustments	(88)	—	(88)	(15)	—	(15)	(103)	—	(103)
Adjustment related to divestiture of business (2)	7	—	7	—	—	—	7	—	7
Ending balance	$5,916	$(12)	$5,904	$400	$—	$400	$6,316	$(12)	$6,304

	Year Ended December 31, 2025
	MA			MIS			Consolidated
	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill	Gross goodwill	Accumulated impairment charge	Net goodwill
Balance at beginning of year	$5,626	$(12)	$5,614	$380	$—	$380	$6,006	$(12)	$5,994
Additions/ adjustments (3)	135	—	135	8	—	8	143	—	143
Foreign currency translation adjustments	334	—	334	(5)	—	(5)	329	—	329
Reclassification to assets held-for-sale (2)	(89)	—	(89)	—	—	—	(89)	—	(89)
Divestiture of business (4)	(9)	—	(9)	—	—	—	(9)	—	(9)
Ending balance	$5,997	$(12)	$5,985	$383	$—	$383	$6,380	$(12)	$6,368
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
(3) The 2025 additions/adjustments primarily relate to the acquisition of CAPE Analytics and ICR Chile in 2025.
(4) The 2025 divestiture of business for the MA segment in the table above relates to the divestiture of the MA Learning Solutions Business.

Acquired intangible assets and related amortization consisted of:

	September 30, 2026	December 31, 2025
Customer relationships	$2,133	$2,165
Accumulated amortization	(780)	(724)
Net customer relationships	1,353	1,441
Software/product technology	743	774
Accumulated amortization	(553)	(526)
Net software/product technology	190	248
Database	164	164
Accumulated amortization	(113)	(103)
Net database	51	61
Trade names	195	201
Accumulated amortization	(101)	(96)
Net trade names	94	105
Other (1)	63	64
Accumulated amortization	(57)	(53)
Net other	6	11
Total acquired intangible assets, net	$1,694	$1,866
(1) Other intangible assets primarily consist of trade secrets, covenants not to compete, and acquired ratings methodologies and models.
Amortization expense relating to acquired intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$51	$55	$157	$163

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
Total expense included in the accompanying consolidated statements of operations relating to the aforementioned restructuring program is below:

	Three months ended September 30,		Nine months ended September 30,		Cumulative expense incurred
	2026	2025	2026	2025
Strategic and Operational Efficiency Restructuring Program
Personnel and related costs (1)	$26	$21	$83	$75	$229
Real estate-related costs (2)	—	—	1	4	5
Internally developed software-related charges (3)	1	—	2	2	5
Total Restructuring	$27	$21	$86	$81	$239
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
Changes to the restructuring liability for the aforementioned restructuring program were as follows:

Balance as of December 31, 2025	$41
Strategic and Operational Efficiency Restructuring Program:
Cost incurred and adjustments	83
Cash payments	(75)
Balance as of September 30, 2026 (1)	$49
(1) Restructuring liability is primarily comprised of employee termination costs and other severance-related charges.
As of September 30, 2026, substantially all of the remaining $49 million restructuring liability is expected to be paid out in the next twelve months.

NOTE 10. FAIR VALUE
The tables below present information about items that are carried at fair value at September 30, 2026 and December 31, 2025:

	Fair Value Measurement as of September 30, 2026
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$5	$—	$5
Money market funds/mutual funds	347	347	—
Total	$352	$347	$5
Liabilities:
Derivatives (1)	$493	$—	$493
Total	$493	$—	$493

	Fair Value Measurement as of December 31, 2025
Description	Balance	Level 1	Level 2
Assets:
Derivatives (1)	$9	$—	$9
Money market funds/mutual funds	113	113	—
Total	$122	$113	$9
Liabilities:
Derivatives (1)	$540	$—	$540
Total	$540	$—	$540
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

NOTE 11. OTHER BALANCE SHEET AND STATEMENTS OF OPERATIONS INFORMATION
The following tables contain additional detail related to certain balance sheet captions:

	September 30, 2026	December 31, 2025
Other current assets:
Prepaid taxes	$143	$139
Prepaid expenses	221	184
Capitalized costs to obtain and fulfill sales contracts	149	143
Foreign exchange forwards on certain assets and liabilities	—	9
Interest receivable on interest rate and cross currency swaps	63	95
Assets held-for-sale	—	98
Consideration receivable from divestiture of business(1)	154	—
Other	43	46
Total other current assets	$773	$714

Other assets:
Investments in non-consolidated affiliates	$489	$489
Deposits for real-estate leases	16	16
Indemnification assets related to acquisitions	29	35
Mutual funds, certificates of deposit and money market deposit accounts/funds	92	110
Company owned life insurance (at contract value)	48	50
Capitalized costs to obtain sales contracts	261	253
Derivative instruments designated as accounting hedges	5	—
Pension and other retirement employee benefits	82	74
Other	61	74
Total other assets	$1,083	$1,101

Accounts payable and accrued liabilities:
Salaries and benefits	$135	$126
Incentive compensation	298	390
Customer credits, advanced payments and advanced billings	135	163
Dividends	17	8
Professional service fees	39	49
Interest accrued on debt	52	86
Accounts payable	62	62
Income taxes	160	146
Reserve for international non-income tax obligation	16	—
Pension and other retirement employee benefits	11	9
Accrued royalties	14	20
Foreign exchange forwards on certain assets and liabilities	17	—
Derivative instruments designated as accounting hedges	56	—
Restructuring liability	44	41
Interest payable on interest rate and cross currency swaps	50	66
Liabilities held-for-sale	—	36
Other	113	102
Total accounts payable and accrued liabilities	$1,219	$1,304
(1) Represents the consideration related to the sale of the MA Regulatory Solutions business that became realizable during the second quarter and third quarter of 2026 following achievement of certain post-closing conditions, as discussed further in the "Gain on business divestitures" section below.

	September 30, 2026	December 31, 2025
Other liabilities:
Pension and other retirement employee benefits	$209	$216
Interest accrued on UTPs	49	43
MAKS indemnification provisions	19	19
Derivative instruments designated as accounting hedges	420	540
Restructuring liability - non-current portion	5	—
Other	43	41
Total other liabilities	$745	$859
Investments in non-consolidated affiliates:
The following table provides additional detail regarding Moody's investments in non-consolidated affiliates, as included in other assets in the consolidated balance sheets:

	September 30, 2026	December 31, 2025
Equity method investments (1)	$117	$121
Investments measured using the measurement alternative (2)	350	350
Other	22	18
Total investments in non-consolidated affiliates	$489	$489
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
Earnings from non-consolidated affiliates, which are included within other non-operating income, net, are disclosed within the table below.
Other non-operating income, net:
The following table summarizes the components of other non-operating income, net:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
FX losses	$(2)	$(7)	$(17)	$(10)
Net periodic pension income - non-service and non-interest cost components	10	9	29	27
Income from investments in non-consolidated affiliates	4	4	18	18
Gain on investments	—	3	7	8
Other	(11)	(1)	(20)	(1)
Total	$1	$8	$17	$42
Gain on business divestitures:
MA Regulatory Solutions business
In the second quarter of 2026, the Company completed the sale of the MA Regulatory Solutions business, which resulted in a pre-tax gain of $179 million. During the third quarter of 2026, the Company recognized an additional pre-tax gain of $115 million related to the sale of this business, resulting in a cumulative pre-tax gain of $294 million on the transaction. The additional gain recognized during the third quarter of 2026 reflected additional consideration that became realizable upon satisfaction of certain post-closing conditions.
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

MA Learning Solutions business
During the nine months ended September 30, 2026, the Company recorded an incremental $2 million pre-tax gain resulting from customary post-close purchase price adjustments related to the MA Learning Solutions business, which was divested in the fourth quarter of 2025. As a result, the total pre-tax gain on the divestiture of the MA Learning Solutions business was $25 million.

NOTE 12. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The amounts reclassified out of AOCL, as shown in the consolidated statements of comprehensive income, were not material for all periods presented.
The following tables show changes in AOCL by component (net of tax):

	Three Months Ended September 30,
	2026					2025
Gains/(Losses)	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at June 30,	$(30)	$(40)	$(384)	$(100)	$(554)	$(41)	$(41)	$(218)	$(219)	$(519)
Other comprehensive income (loss) before reclassifications	(1)	—	(7)	20	12			(24)	5	(19)
Amounts reclassified from AOCL	—	1	—	—	1			—	—	—
Other comprehensive income (loss)	(1)	1	(7)	20	13	—	—	(24)	5	(19)
Balance at September 30,	$(31)	$(39)	$(391)	$(80)	$(541)	$(41)	$(41)	$(242)	$(214)	$(538)

	Nine Months Ended September 30,
	2026					2025
	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total	Pension and Other Retirement Benefits	Cash Flow Hedges	Foreign Currency Translation Adjustments	Net Investment Hedges	Total
Balance at December 31,	$(34)	$(41)	$(231)	$(194)	$(500)	$(39)	$(42)	$(832)	$275	$(638)
Other comprehensive income (loss) before reclassifications	4	—	(160)	114	(42)	(1)	—	590	(489)	100
Amounts reclassified from AOCL	(1)	2	—	—	1	(1)	1	—	—	—
Other comprehensive income (loss)	3	2	(160)	114	(41)	(2)	1	590	(489)	100
Balance at September 30,	$(31)	$(39)	$(391)	$(80)	$(541)	$(41)	$(41)	$(242)	$(214)	$(538)

NOTE 13. INDEBTEDNESS
The Company’s debt is recorded at its carrying value, which represents the issuance amount plus or minus any issuance premium or discount, except for certain debt as depicted in the table below, which is recorded at the carrying value adjusted for the fair value of an interest rate swap used to hedge the fair value of the note.
The following table summarizes total indebtedness:

September 30, 2026
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(20)	$3	$(4)	$579
1.75% 2015 Senior Notes, due 2027	568	—	—	—	568
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(27)	(1)	(1)	371
4.875% 2018 Senior Notes, due 2048	400	(24)	(6)	(3)	367
0.950% 2019 Senior Notes, due 2030	852	—	(1)	(2)	849
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(4)	(2)	594
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(6)	(5)	489
3.75% 2022 Senior Notes, due 2052	500	(51)	(8)	(4)	437
4.25% 2022 Senior Notes, due 2032	500	(4)	(1)	(2)	493
5.00% 2024 Senior Notes, due 2034	500	—	(3)	(4)	493
Total debt	$7,120	$(126)	$(45)	$(38)	$6,911
Current portion					(568)
Total long-term debt					$6,343

December 31, 2025
Notes Payable:	Principal Amount	Fair Value of Interest Rate Swaps (1)	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Carrying Value
5.25% 2014 Senior Notes, due 2044	$600	$(18)	$3	$(4)	$581
1.75% 2015 Senior Notes, due 2027	587	—	—	—	587
3.25% 2017 Senior Notes, due 2028	500	—	(1)	(1)	498
4.25% 2018 Senior Notes, due 2029	400	(19)	(1)	(1)	379
4.875% 2018 Senior Notes, due 2048	400	(21)	(6)	(3)	370
0.950% 2019 Senior Notes, due 2030	881	—	(2)	(3)	876
3.25% 2020 Senior Notes, due 2050	300	—	(4)	(3)	293
2.55% 2020 Senior Notes, due 2060	300	—	(2)	(3)	295
2.00% 2021 Senior Notes, due 2031	600	—	(5)	(3)	592
2.75% 2021 Senior Notes, due 2041	600	—	(11)	(4)	585
3.10% 2021 Senior Notes, due 2061	500	—	(7)	(5)	488
3.75% 2022 Senior Notes, due 2052	500	(23)	(8)	(4)	465
4.25% 2022 Senior Notes, due 2032	500	(3)	(1)	(3)	493
5.00% 2024 Senior Notes, due 2034	500	—	(4)	(4)	492
Total long-term debt	$7,168	$(84)	$(49)	$(41)	$6,994
(1) The fair value of interest rate swaps in the tables above represents the cumulative amount of fair value hedging adjustments included in the carrying value of the hedged debt.

Notes Payable
At September 30, 2026, the Company was in compliance with all covenants contained within all of the debt agreements. All of the debt agreements contain cross default provisions which state that default under one of the aforementioned debt instruments could in turn permit lenders under other debt instruments to declare borrowings outstanding under those instruments to be immediately due and payable. As of September 30, 2026, there were no such cross defaults.
The repayment schedule for the Company’s borrowings is as follows:

Year Ending December 31,	Year Ending Total
2026 (After September 30,)	$—
2027	568
2028	500
2029	400
2030	852
Thereafter	4,800
Total	$7,120
Interest expense, net
The following table summarizes the components of interest as presented in the consolidated statements of operations and the cash paid for interest:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income	$9	$14	$30	$51
Expense on borrowings(1)	(55)	(59)	(165)	(193)
Expense on UTPs and other tax related liabilities(2)	(1)	(6)	(22)	(17)
Net periodic pension costs - interest component	(7)	(7)	(21)	(21)
Interest expense, net	$(54)	$(58)	$(178)	$(180)
Interest paid(3)	$65	$56	$172	$192
(1) Expense on borrowings includes interest on long-term debt, as well as realized gains/losses related to interest rate and cross currency swaps, which are more fully discussed in Note 7.
(2) Interest expense on UTPs and other tax related liabilities in 2026 includes interest accrued relating to a reserve pursuant to an international non-income tax obligation.
(3) Interest paid includes net settlements on interest rate and cross currency swaps, which are more fully discussed in Note 7.

The fair value and carrying value of the Company’s debt as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$6,911	$5,821	$6,994	$6,245
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
The following table presents the components of the Company’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$27	$22	$74	$66
Sublease income	(1)	(2)	(3)	(6)
Variable lease cost	5	5	17	15
Total lease cost	$31	$25	$88	$75

The following tables present other information related to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$26	$30	$77	$91
Right-of-use assets obtained in exchange for new operating lease liabilities	$22	$95	$290	$142

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term	12.0 Years	6.5 Years
Weighted-average discount rate applied to operating leases	5.3%	4.6%
The following table presents a maturity analysis of the future minimum lease payments included within the Company’s operating lease liabilities at September 30, 2026:

Year Ending December 31,	Operating Leases
2026 (After September 30,)	$26
2027	18
2028	68
2029	73
2030	68
After 2030	601
Total lease payments (undiscounted) (1)	854
Less: Interest	273
Present value of lease liabilities:	$581
Lease liabilities - current	$93
Lease liabilities - noncurrent	$488
(1) Future minimum lease payments are presented net of tenant improvement allowance the Company expects to receive.
In the fourth quarter of 2025, the Company entered into an operating lease for a new headquarters in New York City. During the nine months ended September 30, 2026, the Company was granted access to approximately 90% of the leased floors, resulting in lease commencement for those floors. Accordingly, the related ROU assets and operating lease liabilities were recognized and are reflected in the consolidated balance sheet as of September 30, 2026.
The Company has not yet been granted access to one remaining leased floor. Accordingly, the ROU assets and operating lease liabilities as of September 30, 2026 do not yet reflect the amounts associated with that floor. Future minimum lease payments related to the floor are approximately $50 million.

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

	Three Months Ended September 30,
	2026				2025
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$936	$1,087	$—	$2,023	$909	$1,098	$—	$2,007
Intersegment revenue	3	51	(54)	—	3	50	(53)	—
Revenue	939	1,138	(54)	2,023	912	1,148	(53)	2,007
Compensation expense	352	299	—	651	353	284	—	637
Non-compensation expense	205	103	—	308	196	112	—	308
Intersegment expense	51	3	(54)	—	50	3	(53)	—
Total	608	405	(54)	959	599	399	(53)	945
Adjusted Operating Income	$331	$733	$—	$1,064	$313	$749	$—	$1,062
Less:
Depreciation and amortization	102	22	—	124	101	22	—	123
Restructuring	22	5	—	27	15	6	—	21
Duplicate Rent	3	4	—	7	—	—	—	—
Charges related to asset abandonment	—	—	—	—	1	—	—	1
Operating Income				$906				$917
Non-operating income (expense), net				$62				$(50)
Income before provision for income taxes				$968				$867

	Nine Months Ended September 30,
	2026				2025
	MA	MIS	Eliminations	Consolidated	MA	MIS	Eliminations	Consolidated
Total external revenue	$2,787	$3,500	$—	$6,287	$2,656	$3,173	$—	$5,829
Intersegment revenue	9	154	(163)	—	9	149	(158)	—
Revenue	2,796	3,654	(163)	6,287	2,665	3,322	(158)	5,829
Compensation expense	1,083	912	—	1,995	1,070	844	—	1,914
Non-compensation expense	614	301	—	915	588	305	—	893
Intersegment expense	154	9	(163)	—	149	9	(158)	—
Total	1,851	1,222	(163)	2,910	1,807	1,158	(158)	2,807
Adjusted Operating Income	$945	$2,432	$—	$3,377	$858	$2,164	$—	$3,022
Less:
Depreciation and amortization	304	68	—	372	292	64	—	356
Restructuring	69	17	—	86	59	22	—	81
Reserve for international non-income tax obligation	36	—	—	36	—	—	—	—
Duplicate Rent	4	5	—	9	—	—	—	—
Charges related to asset abandonment	—	—	—	—	4	—	—	4
Operating Income				$2,874				$2,581
Non-operating income (expense), net				$135				$(138)
Income before provision for income taxes				$3,009				$2,443

The table below shows cumulative restructuring expense incurred through September 30, 2026 by reportable segment.

	MA	MIS	Total
Strategic and Operational Efficiency Restructuring Program	$180	$59	$239
The costs expected to be incurred related to the Strategic and Operational Efficiency Restructuring Program are $215 million to $240 million for the MA segment and $85 million to $110 million for the MIS segment, which include allocations of charges associated with corporate functions. This restructuring program is more fully discussed in Note 9.

Consolidated Revenue Information by Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,134	$1,118	$3,532	$3,175
Non-U.S.:
EMEA	596	594	1,861	1,776
Asia-Pacific	178	180	551	521
Americas	115	115	343	357
Total Non-U.S.	889	889	2,755	2,654
Total	$2,023	$2,007	$6,287	$5,829

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

Goodwill
At July 31 of each year, Moody’s evaluates its goodwill for impairment at the reporting unit level, defined as an operating segment (i.e., MA and MIS), or one level below an operating segment (i.e., a component of an operating segment).
The Company has three reporting units: two within the Company’s ratings business (one for the ICRA business and one that encompasses all of Moody’s other ratings operations) and one reporting unit within MA.
At July 31, 2026, the Company performed qualitative assessments for each of the three reporting units. These qualitative assessments resulted in the Company determining that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.
Reportable Segments
The Company is organized into two reportable segments as of September 30, 2026: MA and MIS, which are more fully described in the section entitled “The Company” above and in Note 16 to the consolidated financial statements.

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

Three months ended September 30, 2026 compared with three months ended September 30, 2025
Executive Summary
The following table provides an executive summary of key operating results for the quarter ended September 30, 2026. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Three Months Ended September 30,
Financial measure:	2026	2025	% Change Favorable (Unfavorable)		Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$2,023	$2,007	1%		— reflects growth in MA partially offset by modestly lower MIS revenue
MA external revenue	$936	$909	3%
— sustained demand for insurance offerings and cloud-based banking and KYC solutions within Decision Solutions; partially offset by
     — the impacts of the MA Learning
         Solutions and MA Regulatory Solutions divestitures
— continued demand for ratings data feeds, credit research product offerings and company data applications
— Organic constant currency revenue(1) and ARR(2) both increased 8%

MIS external revenue	$1,087	$1,098	(1%)
— lower issuance activity in leveraged finance within CFG driven by a challenging prior-year quarter comparative and increased market volatility; partially offset by
— increased investment-grade issuance supported by continued AI-related financing, including activity from hyperscalers in the technology sector; and
— increased PPIF issuance driven by higher U.S. Public Finance and Sovereign activity, as well as strong Project Finance issuance attributable to data center-related financing needs

Total operating and SG&A expenses	$966	$945	(2%)
— increases in costs to support operating growth, including technology infrastructure and AI usage costs; and
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets; partially offset by
— the impact of recent business divestitures

Depreciation and amortization	$124	$123	(1%)		— in line with the prior year
Restructuring	$27	$21	(29%)		— relates to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements
Total non-operating income (expense), net	$62	$(50)	224%		— a gain in 2026 on the divestiture of the MA Regulatory Solutions business as more fully discussed in Note 11 to the consolidated financial statements
Operating margin	44.8%	45.7%	(90	BPS)	— Operating margin and Adjusted Operating Margin(1) contraction reflects modest operating expense growth outpacing overall revenue growth
Adjusted Operating Margin(1)	52.6%	52.9%	(30	BPS)
ETR	24.0%	25.4%	(140	BPS)
— primarily reflects tax benefits recognized pursuant to the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction, coupled with non-U.S.-related tax benefits

Diluted EPS	$4.24	$3.60	18%
— increase in Diluted EPS primarily reflects the gain on the divestiture of the MA Regulatory Solutions business, coupled with a decrease in the diluted weighted average shares outstanding as a result of share repurchases

Adjusted Diluted EPS(1)	$4.14	$3.92	6%		— increase in Adjusted Diluted EPS(1) primarily reflects a decrease in the diluted weighted average shares outstanding as a result of share repurchases

Moody's Corporation

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
United States	$1,134	$1,118	1%
Non-U.S.:
EMEA	596	594	—%
Asia-Pacific	178	180	(1%)
Americas	115	115	—%
Total Non-U.S.	889	889	—%
Total	2,023	2,007	1%
Expenses:
Operating	524	492	(7%)
SG&A	442	453	2%
Depreciation and amortization	124	123	(1%)
Restructuring	27	21	(29%)
Charges related to asset abandonment	—	1	100%
Total	1,117	1,090	(2%)
Operating income	$906	$917	(1%)
Adjusted Operating Income(1)	$1,064	$1,062	—%
Interest expense, net	$(54)	$(58)	7%
Other non-operating income, net	1	8	(88%)
Gain on business divestitures	115	—	NM
Non-operating income (expense), net	$62	$(50)	224%

Net income attributable to Moody's	$734	$646	14%
Diluted weighted average shares outstanding	173.3	179.6	4%
Diluted EPS attributable to Moody's common shareholders	$4.24	$3.60	18%
Adjusted Diluted EPS(1)	$4.14	$3.92	6%
Operating margin	44.8%	45.7%
Adjusted Operating Margin(1)	52.6%	52.9%
ETR	24.0%	25.4%

The table below shows Moody’s global staffing by geographic area:

		September 30,		Change
		2026	2025	%
MA	U.S.	2,688	2,853	(6%)
	Non-U.S.	4,626	5,106	(9%)
	Total(3)	7,314	7,959	(8%)
MIS	U.S.	1,548	1,572	(2%)
	Non-U.S.	4,659	4,257	9%
	Total(4)	6,207	5,829	6%
MSS	U.S.	655	680	(4%)
	Non-U.S.	1,460	1,484	(2%)
	Total	2,115	2,164	(2%)
Total MCO	U.S.	4,891	5,105	(4%)
	Non-U.S.	10,745	10,847	(1%)
	Total	15,636	15,952	(2%)
(3) Headcount decrease year over year is primarily due to business divestitures.
(4) Headcount increase year over year is primarily due to business acquisitions.

GLOBAL REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

Global revenue ⇑ $16 million	U.S. Revenue ⇑ $16 million	Non-U.S. Revenue was in line with prior year
The 1% increase in global revenue reflects growth of 3% in MA, partially offset by a decline of 1% in MIS. On an organic constant currency basis, revenue(1) grew 3%. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

Third Quarter Operating Expense ⇑ $32 million

Compensation expenses of $372 million increased $8 million, reflecting:	Non-compensation expenses of $152 million increased $24 million, reflecting:
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets	— increases in costs to support operating growth, including technology infrastructure and AI usage costs

Third Quarter SG&A Expense ⇓ $11 million

Compensation expenses of $278 million were generally in line with the prior year period	Non-compensation expenses of $164 million decreased $18 million, primarily reflecting:
— lower charitable contributions compared to the prior year

Depreciation and amortization
Depreciation and amortization was generally in line with the prior year.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Operating margin 44.8%, ⇓ 90 BPS	Adjusted Operating Margin(1) 52.6%, ⇓ 30 BPS
Operating margin and Adjusted Operating Margin(1) contraction was driven by operating expense growth outpacing modest overall revenue growth.

Interest Expense, net ⇓ $4 million	Other non-operating income ⇓ $7 million

Interest expense decrease is primarily due to:	Decrease in income is primarily due to:
— lower interest expense on borrowings of $4 million, reflecting favorable impacts from fixed-to-floating interest rate swaps due to a lower interest rate environment compared with the prior year, as well as the maturity of certain swaps in prior periods; and
— the release of an indemnification asset of $8 million associated with the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction(5)
— a $2 million reduction in tax-related interest expense primarily reflecting the lapse in the statute of limitations related to tax exposures assumed in a prior-year M&A transaction(5); partially offset by

— a decrease in interest income of $5 million reflecting lower cash balances and lower interest rates
(5) These amounts offset the tax benefit described in the ETR section below, and accordingly, have no impact to Net Income.

Gain on business divestitures ⇑ $115 million
Primarily reflects the gain on divestiture of the MA Regulatory Solutions business.

ETR ⇓ 140 BPS
The decrease in ETR primarily reflects tax benefits recognized pursuant to the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction, for which the sellers had indemnified Moody's(5), coupled with non-U.S.-related tax benefits. The benefit related to the indemnified tax exposures including the associated reduction to Interest expense, net, was offset by the release of the related indemnification asset within Other non-operating income, net, resulting in no impact to Net Income.

Diluted EPS ⇑ $0.64	Adjusted Diluted EPS(1) ⇑ $0.22
The increase in Diluted EPS primarily reflects the gain on the divestiture of the MA Regulatory Solutions business, coupled with a decrease in the diluted weighted average shares outstanding as a result of share repurchases.
The increase in Adjusted Diluted EPS(1) primarily reflects a decrease in the diluted weighted average shares outstanding as a result of share repurchases.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Decision Solutions (DS)	$426	$424	—%
Research and Insights (R&I)	260	252	3%
Data and Information (D&I)	250	233	7%
Total external revenue	936	909	3%
Intersegment revenue	3	3	—%
Total MA revenue	939	912	3%
Expenses:
Compensation expense	352	353	—%
Non-compensation expense	205	196	(5%)
Total compensation and non-compensation expense	557	549	(1%)
Intersegment expense	51	50	(2%)
Total	608	599	(2%)
Adjusted Operating Income	$331	$313	6%
Adjusted Operating Margin	35.3%	34.3%

Depreciation and amortization	102	101	(1%)
Restructuring	22	15	(47%)
Charges related to asset abandonment	—	1	100%
Reserve for international non-income tax obligation	—	—	NM
Duplicate Rent	3	—	NM

MOODY'S ANALYTICS REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $27 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇓ $2 million
The 3% increase in global MA revenue reflects growth in the U.S. (8%), while international revenue was in line with prior year.
–Organic constant currency revenue(1) growth was 8%.
–Recurring revenue growth and organic constant currency recurring revenue(1) growth was 6% and 9%, respectively.
–ARR(2) increased 8%.

DECISION SOLUTIONS REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $2 million	U.S. Revenue ⇑ $16 million	Non-U.S. Revenue ⇓ $14 million
Global DS revenue for the three months ended September 30, 2026 and 2025 was comprised as follows:
Global DS revenue was in line with the third quarter of 2025 and reflects increases in the U.S. (10%), offset by a decline internationally (5%). DS recurring revenue grew 7%. Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 12% and 13%, respectively, and ARR grew 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 9%
–recurring revenue growth of 10% was primarily attributable to continued demand for subscription-based revenue for catastrophe modeling tools
–ARR(2) grew 10%
–KYC revenue grew 8%
–recurring revenue growth of 9% reflects sustained demand and strong customer retention for KYC solutions
–ARR(2) grew 12%, reflecting the aforementioned strong demand for KYC solutions
–Banking revenue declined 16%, primarily reflecting the impact of both the MA Learning Solutions divestiture in the fourth quarter of 2025 and the divestiture of MA Regulatory Solutions in the second quarter of 2026. Organic constant currency revenue(1) growth for Banking was 19%
–recurring revenue was in line with the third quarter of 2025, primarily reflecting:
–the expansion of existing customer relationships to cloud-based subscription banking offerings that enable customers' lending, risk management and finance workflows; and
–an increase resulting from the timing of revenue recognition for installed software subscriptions;
offset by
– the impact of the MA Regulatory Solutions divestiture in the second quarter of 2026.
–Organic constant currency recurring revenue(1) grew 22%, reflecting the aforementioned growth drivers.
–Transaction revenue declined 88% reflecting the impact of the divestiture of the MA Learning Solutions business and MA's continued strategic shift to cloud-based subscription-based solutions.
–ARR(2) grew 8% reflecting the aforementioned expansion of existing customer relationships to cloud-based subscription banking offerings. The lower rate of ARR growth relative to organic constant currency recurring revenue growth primarily reflects the timing of revenue recognition for installed software subscriptions.

RESEARCH AND INSIGHTS REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
___________________________________________________ ________________________________________________

R&I: Global revenue ⇑ $8 million	U.S. Revenue ⇑ $2 million	Non-U.S. Revenue ⇑ $6 million
Global R&I revenue increased 3% compared to the third quarter of 2025 and reflects growth in both the U.S. (1%) and internationally (5%). Recurring revenue increased 4%.

The revenue increase was attributable to continued demand and strong customer retention for credit research product offerings.

ARR(2) increased 6%.

DATA AND INFORMATION REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
________________________________________________________________________________________________________

D&I: Global revenue ⇑ $17 million	U.S. Revenue ⇑ $11 million	Non-U.S. Revenue ⇑ $6 million
Global D&I revenue increased 7% compared to the third quarter of 2025 and reflects growth in both the U.S. (13%) and internationally (4%). Constant currency revenue(1) growth for D&I was 8%.
This growth was primarily driven by continued strong demand for ratings data feeds and company data applications, which also contributed to a 7% increase in ARR(2).

MA: Third Quarter Compensation and Non-Compensation Expense ⇑ $8 million

Compensation expenses of $352 million decreased $1 million reflecting:	Non-compensation expenses of $205 million increased $9 million reflecting:
— a decrease in salaries and benefits primarily attributable to the divestitures of MA Learning Solutions and MA Regulatory Solutions businesses, while the underlying expense was generally in line with the prior year; offset by
— increases in costs to support operating growth, including technology infrastructure and AI usage costs

— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets

MA: Adjusted Operating Margin 35.3% ⇑ 100 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 3% increase in global MA revenue, supported by operational efficiency/disciplined cost management.

Depreciation and amortization
Depreciation and amortization was generally in line with the prior year.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Three Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Corporate finance (CFG)	$530	$576	(8%)
Structured finance (SFG)	153	146	5%
Financial institutions (FIG)	213	208	2%
Public, project and infrastructure finance (PPIF)	179	161	11%
Total ratings revenue	1,075	1,091	(1%)
MIS Other	12	7	71%
Total external revenue	1,087	1,098	(1%)
Intersegment revenue	51	50	2%
Total MIS revenue	1,138	1,148	(1%)
Expenses:
Compensation expense	299	284	(5%)
Non-compensation expense	103	112	8%
Total compensation and non-compensation expense	402	396	(2%)
Intersegment expense	3	3	—%
Total	405	399	(2%)
Adjusted Operating Income	$733	$749	(2%)
Adjusted Operating Margin	64.4%	65.2%

Depreciation and amortization	22	22	—%
Restructuring	5	6	17%
Duplicate Rent	4	—	NM
The following chart presents changes in rated issuance volumes compared to the third quarter of 2025. To the extent that changes in rated issuance volumes had a material impact to MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MIS: Global revenue ⇓ $11 million	U.S. Revenue ⇓ $13 million	Non-U.S. Revenue ⇑ $2 million
The 1% decrease in global MIS revenue reflects a decline in the U.S. (2%), partially offset by growth internationally (1%).
The decrease is reflective of lower revenues within CFG, offset by growth across all other ratings LOBs, as discussed in further detail below.
CFG REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

CFG: Global revenue ⇓ $46 million	U.S. Revenue ⇓ $27 million	Non-U.S. Revenue ⇓ $19 million
Global CFG revenue for the three months ended September 30, 2026 and 2025 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The decrease in CFG revenue of 8% reflects declines in the U.S. (7%) and internationally (11%).
Transaction revenue decreased $59 million compared to the same period in the prior year, which primarily reflected:
–a decrease in speculative-grade issuance reflecting increased market volatility; and
–lower bank loan issuance, primarily reflecting reduced refinancing activity compared with a strong prior-year;
partially offset by
–an increase in investment grade issuance, supported by continued AI‑related financing, including activity from hyperscalers in the technology sector as well as continued strong investor demand.

SFG REVENUE

Three months ended September 30,
2026---------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $7 million	U.S. Revenue ⇓ $2 million	Non-U.S. Revenue ⇑ $9 million
Global SFG revenue for the three months ended September 30, 2026 and 2025 was comprised as follows:
The increase in SFG revenue of 5% reflects growth internationally (24%), partially offset by a decline in the U.S. (2%).
–Organic constant currency revenue(1) growth for SFG was 3%.
Recurring revenue increased by $5 million, primarily reflecting the impact of annual price increases and higher monitored credits.
Transaction revenue increased $2 million compared to the third quarter of 2025, mainly attributable to:
–higher activity from asset-backed securities, covered bonds and RMBS, supported by strong investor demand and favorable spread conditions;
partially offset by:
–a decline in structured credit issuance compared to strong issuance in the prior year.

FIG REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $5 million	U.S. Revenue ⇑ $2 million	Non-U.S. Revenue ⇑ $3 million
Global FIG revenue for the three months ended September 30, 2026 and 2025 was comprised as follows:
The increase in FIG revenue of 2% reflects growth in the U.S. (2%) and internationally (3%).
Recurring revenue increased by $6 million, primarily reflecting the impact of annual price increases and higher monitored credits.

PPIF REVENUE

Three months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $18 million	U.S. Revenue ⇑ $13 million	Non-U.S. Revenue ⇑ $5 million
Global PPIF revenue for the three months ended September 30, 2026 and 2025 was comprised as follows:
The increase in PPIF revenue of 11% reflects growth in the U.S. (12%) and internationally (9%).
Transaction revenue increased $15 million compared to the third quarter of 2025, which primarily reflected:
–an increase in U.S. Public Finance activity, driven by increased issuance across Housing, Healthcare and Regional sectors, as well as stronger Sovereign issuance; and
–higher U.S. project finance activity primarily driven by data center-related financing.

MIS: Third Quarter Compensation and Non-Compensation Expenses ⇑ $6 million

Compensation expenses of $299 million increased $15 million reflecting:	Non-compensation expenses of $103 million decreased $9 million reflecting:
— growth in salaries and benefits primarily driven by annual salary increases and increased headcount, largely attributable to acquisitions; and	— lower charitable contributions compared to the prior year
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets

MIS: Adjusted Operating Margin 64.4% ⇓ 80 BPS
MIS Adjusted Operating Margin contraction primarily reflects the aforementioned modest decline in revenue coupled with a modest increase in total compensation and non-compensation costs.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Nine months ended September 30, 2026 compared with nine months ended September 30, 2025
Executive Summary
The following table provides an executive summary of key operating results for the nine months ended September 30, 2026. Following this executive summary is a more detailed discussion of the Company’s operating results as well as a discussion of the operating results of the Company’s reportable segments.

	Nine Months Ended September 30,
Financial measure:	2026	2025	% Change Favorable (Unfavorable)	Insight and Key Drivers of Change Compared to Prior Year
Moody's total revenue	$6,287	$5,829	8%	— reflects revenue growth in both segments
MA external revenue	$2,787	$2,656	5%
— sustained demand for insurance offerings and cloud-based KYC and banking solutions within Decision Solutions; partially offset by
     — the impacts of the MA Learning Solutions and MA
          Regulatory Solutions divestitures
— continued demand for ratings data feeds, credit research product offerings and company data applications
— Organic constant currency revenue(1) and ARR(2) both grew 8%

MIS external revenue	$3,500	$3,173	10%
— strong investment‑grade issuance activity in CFG supported by AI‑related financing from hyperscalers in the technology sector; and
— strong Project and Infrastructure Finance issuance activity related to data centers and broader build-out of technology infrastructure
— Organic constant currency revenue(1) growth was 9%

Total operating and SG&A expenses	$2,955	$2,807	(5%)
— an increase in costs to support operating growth, including technology infrastructure and AI usage costs
— a reserve recorded for an international non-income tax obligation; and
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets; partially offset by
— the impact of business divestitures

Depreciation and amortization	$372	$356	(4%)	— higher amortization of internally developed software, primarily related to the development of MA cloud-based solutions
Restructuring	$86	$81	(6%)	— relates to the Company's restructuring programs. The Strategic and Operational Efficiency Restructuring Program is more fully discussed in Note 9 to the consolidated financial statements
Total non-operating income (expense), net	$135	$(138)	198%	— a gain on the divestiture of the MA Regulatory Solutions business as more fully discussed in Note 11 to the consolidated financial statements
Operating margin	45.7%	44.3%	140 BPS	— Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth coupled with disciplined cost management
Adjusted Operating Margin(1)	53.7%	51.8%	190 BPS
ETR	24.4%	24.2%	(20 BPS)	— in line with prior year
Diluted EPS	$12.98	$10.26	27%
— increase in Diluted EPS reflects growth in operating income and the gain on the divestiture of the MA Regulatory Solutions business, as well as a decrease in the diluted weighted average shares outstanding as a result of share repurchases

Adjusted Diluted EPS(1)	$13.14	$11.30	16%	— increase in Adjusted Diluted EPS(1) reflects growth in Adjusted Operating Income(1) coupled with a decrease in the diluted weighted average shares outstanding as a result of share repurchases

Moody’s Corporation

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
United States	$3,532	$3,175	11%
Non-U.S.:
EMEA	1,861	1,776	5%
Asia-Pacific	551	521	6%
Americas	343	357	(4%)
Total Non-U.S.	2,755	2,654	4%
Total	6,287	5,829	8%
Expenses:
Operating	1,573	1,472	(7%)
SG&A	1,382	1,335	(4%)
Depreciation and amortization	372	356	(4%)
Restructuring	86	81	(6%)
Charges related to asset abandonment	—	4	100%
Total	3,413	3,248	(5%)
Operating income	$2,874	2,581	11%
Adjusted Operating Income (1)	$3,377	3,022	12%
Interest expense, net	$(178)	(180)	1%
Other non-operating income, net	17	42	(60%)
Gain on business divestitures	296	—	NM
Non-operating income (expense), net	$135	(138)	198%

Net income attributable to Moody’s	$2,273	$1,849	23%
Diluted weighted average shares outstanding	175.1	180.2	3%
Diluted EPS attributable to Moody’s common shareholders	$12.98	$10.26	27%
Adjusted Diluted EPS (1)	$13.14	$11.30	16%
Operating margin	45.7%	44.3%
Adjusted Operating Margin (1)	53.7%	51.8%
Effective tax rate	24.4%	24.2%
GLOBAL REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

Global revenue ⇑ $458 million	U.S. Revenue ⇑ $357 million	Non-U.S. Revenue ⇑ $101 million
Growth in global revenue reflected increases in both MA and MIS, both in the U.S. and internationally. Refer to the section entitled “Segment Results” of this MD&A for a more comprehensive discussion of the Company’s segment revenue.

YTD Operating Expense ⇑ $101 million

Compensation expenses of $1,139 million increased $45 million, reflecting:	Non-compensation expenses of $434 million increased $56 million, reflecting:
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets; and	— increases in costs to support operating growth, including technology infrastructure and AI usage costs
— growth in salaries and benefits primarily reflecting annual salary increases and higher employee benefit costs

YTD SG&A Expense ⇑ $47 million

Compensation expenses of $856 million increased $38 million, reflecting:	Non-compensation expenses of $526 million increased $9 million, reflecting:
— growth in salaries and benefits primarily reflecting annual salary increases and higher employee benefit costs; and	— a reserve recorded in the first quarter of 2026 for an international non-income tax obligation; partially offset by
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets	— lower charitable contributions compared to the prior year; and
— lower professional services costs

Depreciation and amortization
The increase is primarily driven by amortization of internally developed software, which relates to the development of MA cloud-based solutions.

Restructuring
The amounts reflect charges and adjustments related to the Company's restructuring program, more fully discussed in Note 9 to the consolidated financial statements.

Operating margin 45.7%, ⇑ 140 BPS	Adjusted Operating Margin(1) 53.7%, ⇑ 190 BPS
Operating margin and Adjusted Operating Margin(1) expansion reflects revenue growth of 8% coupled with disciplined cost management

Interest Expense, net ⇓ $2 million	Other non-operating income ⇓ $25 million

The slight decrease in interest expense, net is primarily due to:	Decrease in income is primarily due to:
— lower interest expense on borrowings of $28 million reflecting favorable impacts from fixed-to-floating interest rate swaps due to a lower interest rate environment compared with the prior year, coupled with the maturity of both debt and interest rate swaps; mostly offset by
— an increase in FX losses of $7 million
— the release of an indemnification asset of $8 million associated with the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction(6); and
— lower interest income of $21 million reflecting lower cash balances resulting from higher share repurchase activity coupled with lower interest rates	— accrued penalties of $3 million related to a reserve for an international non-income tax obligation
(6) The $8 million release of the indemnification asset and a $2 million reduction in tax-related interest expense (included within Interest Expense, net), is offset by a $6 million tax benefit recognized pursuant to the lapse of a statute of limitations related to tax exposures assumed in a prior-year M&A transaction, for which the sellers had indemnified Moody's, and accordingly, has no impact to Net Income.

Gain on business divestitures ⇑ $296 million
Primarily reflects the gain on divestiture of the MA Regulatory Solutions business.

ETR ⇑ 20 BPS
The ETR was in line with the prior year.

Diluted EPS ⇑ $2.72	Adjusted Diluted EPS(1) ⇑ $1.84
The increase in Diluted EPS reflects:
–growth in operating income;
–the gain on the divestiture of the MA Regulatory Solutions business; and
–a decrease in the diluted weighted average shares outstanding as a result of share repurchases.
The increase in Adjusted Diluted EPS(1) reflects growth in Adjusted Operating Income(1) coupled with a decrease in the diluted weighted average shares outstanding as a result of share repurchases.

Segment Results
Moody’s Analytics
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Decision Solutions (DS)	$1,281	$1,242	3%
Research and Insights (R&I)	771	737	5%
Data and Information (D&I)	735	677	9%
Total external revenue	2,787	2,656	5%
Intersegment revenue	9	9	—%
Total MA Revenue	2,796	2,665	5%
Expenses:
Compensation expense	1,083	1,070	(1%)
Non-compensation expense	614	588	(4%)
Total compensation and non-compensation expense	1,697	1,658	(2%)
Intersegment expense	154	149	(3%)
Total	1,851	1,807	(2%)
Adjusted Operating Income	$945	$858	10%
Adjusted Operating Margin	33.8%	32.2%

Depreciation and amortization	304	292	(4%)
Restructuring	69	59	(17%)
Charges related to asset abandonment	—	4	100%
Reserve for international non-income tax obligation	36	—	NM
Duplicate Rent	4	—	NM

MOODY'S ANALYTICS REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MA: Global revenue ⇑ $131 million	U.S. Revenue ⇑ $81 million	Non-U.S. Revenue ⇑ $50 million
The 5% increase in global MA revenue reflects growth both in the U.S. (7%) and internationally (3%).
–Organic constant currency revenue(1) growth was 8%.
–Recurring revenue growth and ARR(2) both increased 8%.
These increases are reflective of growth across all LOBs, as discussed in further detail below.
DECISION SOLUTIONS REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

DS: Global revenue ⇑ $39 million	U.S. Revenue ⇑ $40 million	Non-U.S. Revenue ⇓ $1 million
Global DS revenue for the nine months ended September 30, 2026 and 2025 was comprised as follows:
Global DS revenue grew 3% compared to the first nine months of 2025 and reflects an increase in the U.S. (8%), while international revenue was in line with the prior period. Organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for DS was 10% and 12%, respectively. ARR(2) growth was 10%.
The most notable drivers of the growth are as follows:
–Insurance revenue grew 10%
–recurring revenue growth of 11% in Insurance was attributable to continued demand resulting in new sales for subscription-based catastrophe modeling solutions
–Organic constant currency revenue(1) growth for Insurance was 9%
–ARR(2) grew 10%, reflecting the aforementioned continued demand for subscription-based catastrophe modeling tools
–KYC revenue grew 12%
–recurring revenue growth of 13% in KYC reflects strong demand for KYC and compliance solutions reflecting increased customer and supplier risk data usage
–Both organic constant currency revenue(1) and organic constant currency recurring revenue(1) growth for KYC were 10%
–ARR(2) grew 12%, reflecting the aforementioned strong demand for KYC solutions
–Banking revenue declined 12%, primarily reflecting the impact of both the MA Learning Solutions divestiture in the fourth quarter of 2025 and the divestiture of MA Regulatory Solutions in the second quarter of 2026. Organic constant currency revenue(1) growth for Banking was 12%.
–recurring revenue growth of 4% within Banking reflected:
–expansion of existing customer relationships to cloud-based subscription banking offerings that enable customers' lending, risk management and finance workflows; and
–an increase resulting from the timing of revenue recognition for installed software subscriptions;
partially offset by:
– the divestiture of the MA Regulatory Solutions business.
–Organic constant currency recurring revenue(1) growth for Banking was 17% due to the aforementioned increase in cloud-based subscription banking offerings and timing of revenue recognition for installed software subscriptions
–Transaction revenue declined by 84%, reflecting the impact of the divestiture of the MA Learning Solutions business and MA's continued strategic shift to cloud-based subscription offerings
–ARR(2) grew 8% reflecting the aforementioned expansion of existing customer relationships to cloud-based subscription banking offerings. The lower rate of ARR growth relative to organic constant currency recurring revenue growth primarily reflects the timing of revenue recognition for installed software subscriptions.

RESEARCH AND INSIGHTS REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

R&I: Global revenue ⇑ $34 million	U.S. Revenue ⇑ $14 million	Non-U.S. Revenue ⇑ $20 million
Global R&I revenue increased 5% compared to the first nine months of 2025 and reflects growth in both the U.S. (3%) and internationally (6%). Constant currency revenue(1) growth for R&I was 4%.
Recurring revenue growth and constant currency recurring revenue(1) growth were 5% and 4%, respectively.
The revenue increase was attributable to continued strong retention and demand for credit research product offerings, which contributed to ARR(2) growth of 6%.
DATA AND INFORMATION REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

D&I: Global revenue ⇑ $58 million	U.S. Revenue ⇑ $27 million	Non-U.S. Revenue ⇑ $31 million
Global D&I revenue increased 9% compared to the first nine months of 2025 and reflects growth in both the U.S. (11%) and internationally (7%).
This growth was mainly driven by continued strong demand for ratings data feeds and company data applications, coupled with a favorable impact from foreign currency translation.
Organic constant currency revenue(1) growth for D&I was 7%.
ARR(2) grew 7% for D&I.

MA: YTD Compensation and Non-Compensation Expense ⇑ $39 million

Compensation expenses of $1,083 million increased $13 million reflecting:	Non-compensation expenses of $614 million increased $26 million reflecting:
— growth in salaries and benefits, largely driven by unfavorable changes in foreign exchange rates, partially offset by the impact of business divestitures	— increases in costs to support operating growth, including technology infrastructure and AI usage costs

MA: Adjusted Operating Margin 33.8% ⇑ 160 BPS
Adjusted Operating Margin expansion primarily reflects the aforementioned 5% increase in global MA revenue, supported by operational efficiency/disciplined cost management.

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

Moody’s Investors Service
The table below provides a summary of revenue and operating results, followed by further insight and commentary:

	Nine Months Ended September 30,		% Change Favorable (Unfavorable)
	2026	2025
Revenue:
Corporate finance (CFG)	$1,814	$1,652	10%
Structured finance (SFG)	441	419	5%
Financial institutions (FIG)	629	590	7%
Public, project and infrastructure finance (PPIF)	579	486	19%
Total ratings revenue	3,463	3,147	10%
MIS Other	37	26	42%
Total external revenue	3,500	3,173	10%
Intersegment royalty	154	149	3%
Total	3,654	3,322	10%
Expenses:
Compensation expense	912	844	(8%)
Non-compensation expense	301	305	1%
Total compensation and non-compensation expense	1,213	1,149	(6%)
Intersegment expense	9	9	—%
Total	1,222	1,158	(6%)
Adjusted Operating Income	$2,432	$2,164	12%
Adjusted Operating Margin	66.6%	65.1%

Depreciation and amortization	68	64	(6%)
Restructuring	17	22	23%
Duplicate Rent	5	—	NM
The following chart presents changes in rated issuance volumes compared to the first nine months of 2025. To the extent that changes in rated issuance volumes had a material impact on MIS's revenue compared to the prior year, those impacts are discussed below.

MOODY'S INVESTORS SERVICE REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

MIS: Global revenue ⇑ $327 million	U.S. Revenue ⇑ $276 million	Non-U.S. Revenue ⇑ $51 million
The 10% increase in global MIS revenue reflects growth in the U.S. (14%) and internationally (4%).
–Organic constant currency revenue(1) growth was 9%.
The increase is reflective of growth across all ratings LOBs, as discussed in further detail below.

CFG REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

CFG: Global revenue ⇑ $162 million	U.S. Revenue ⇑ $173 million	Non-U.S. Revenue ⇓ $11 million
Global CFG revenue for the nine months ended September 30, 2026 and 2025 was comprised as follows:
* Other includes: recurring monitoring fees of a rated debt obligation and/or entities that issue such obligations as well as fees from programs such as commercial paper, medium term notes, and ICRA corporate finance revenue.
The increase in CFG revenue of 10% reflects growth in the U.S. (16%), partially offset by a decline in revenue internationally (2%).
–Organic constant currency revenue(1) growth for CFG was 9%.
Transaction revenue increased $127 million compared to the prior year, which primarily reflected strong investment-grade issuance activity supported by AI‑related financing, including activity from hyperscalers in the technology sector and continued strong investor demand.
Recurring revenue increased $35 million, primarily reflecting the impact of annual price increases and higher monitored credits.
SFG REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

SFG: Global revenue ⇑ $22 million	U.S. Revenue ⇑ $5 million	Non-U.S. Revenue ⇑ $17 million
Global SFG revenue for the nine months ended September 30, 2026 and 2025 was comprised as follows:

The increase in SFG revenue of 5% reflects growth in both the U.S. (2%) and internationally (14%).
–Organic constant currency revenue(1) growth for SFG was 3%.
Transaction revenue increased $12 million compared to the same period in the prior year, primarily reflecting:
–higher asset-backed securities, RMBS and covered bonds activity, supported by strong investor demand;
partially offset by:
–a decline in structured credit issuance compared to strong issuance in the prior-year.
Recurring revenue increased $10 million, primarily reflecting the impact of annual price increases and higher monitored credits.
FIG REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
_______________________________________________________________________________________________________

FIG: Global revenue ⇑ $39 million	U.S. Revenue ⇑ $29 million	Non-U.S. Revenue ⇑ $10 million
Global FIG revenue for the nine months ended September 30, 2026 and 2025 was comprised as follows:

The increase in FIG revenue of 7% reflects growth both in the U.S. (10%) and internationally (4%).
–Organic constant currency revenue(1) growth for FIG was 6%.
Transaction revenue increased $22 million compared to the same period in the prior year, reflecting increased volumes from issuers in the banking sector supported by favorable spreads and strong investor demand.
Recurring revenue increased $17 million, primarily reflecting the impact of annual price increases and higher monitored credits.
PPIF REVENUE

Nine months ended September 30,
2026-----------------------------------------------------------------------------------2025
______________________________________________________________________________________________________

PPIF: Global revenue ⇑ $93 million	U.S. Revenue ⇑ $66 million	Non-U.S. Revenue ⇑ $27 million
Global PPIF revenue for the nine months ended September 30, 2026 and 2025 was comprised as follows:
The 19% increase in PPIF revenue reflects growth in both the U.S. (21%) and internationally (16%).
–Constant currency revenue(1) growth for PPIF was 18%.
Transaction revenue increased $82 million compared to the same period in the prior year, primarily reflecting strong issuance in U.S. project and infrastructure finance related to data centers and broader build-out of technology infrastructure.

MIS: YTD Compensation and Non-Compensation Expense ⇑ $64 million

Compensation expenses of $912 million increased $68 million, reflecting:	Non-compensation expenses of $301 million were generally in line with the prior year
— growth in salaries and benefits primarily driven by annual salary increases and increased headcount, largely attributable to acquisitions; and
— higher incentive compensation which aligns with actual/projected financial and operational performance relative to targets

Adjusted Operating Margin of 66.6% ⇑ 150 BPS
MIS Adjusted Operating Margin expansion primarily reflects the aforementioned 10% increase in revenue and operating leverage in the business.

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
Cash Flow
The following is a summary of the changes in the Company’s cash flows followed by a brief discussion of these changes:

	Nine Months Ended September 30,		$ Change Favorable (Unfavorable)
	2026	2025
Net cash provided by operating activities	$2,471	$2,043	$428
Net cash (used in) provided by investing activities	$(130)	$44	$(174)
Net cash used in financing activities	$(3,190)	$(2,454)	$(736)
Free Cash Flow (1)	$2,200	$1,798	$402
(1) Free Cash Flow is a non-GAAP measure and is defined by the Company as net cash provided by operating activities minus cash paid for capital expenditures. Refer to “Non-GAAP Financial Measures” of this MD&A for further information on this financial measure.
Net cash provided by operating activities
Net cash flows from operating activities for the nine months ended September 30, 2026 increased by $428 million compared to the same period in 2025, with the most notable drivers reflecting:
–growth in operating income of $293 million coupled with various changes in working capital; and
–approximately $70 million in lower incentive compensation payments in 2026 (based on full-year 2025 financial and operating results) compared to payments made in the prior year (based on full-year 2024 financial and operating results).
Net cash (used in) provided by investing activities
The $174 million increase in cash used in investing activities in the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to:
–a $523 million decrease in sales and maturities of investments primarily due to the maturity of certificates of deposit in the first quarter of 2025, of which the proceeds were used to repay notes payable in the prior year;
partially offset by:
–cash received from the divestiture of businesses of $200 million, primarily relating to the sale of the MA Regulatory Solutions business in the second quarter of 2026; and
–lower cash paid for acquisitions (net of cash acquired) of $204 million, primarily due to amounts paid for the acquisition of CAPE Analytics in the first quarter of 2025.
Net cash used in financing activities
The $736 million increase in cash used in financing activities in the nine months ended September 30, 2026 compared to the same period in the prior year was primarily attributed to:
–higher cash paid for treasury share repurchases in 2026 of $1.4 billion compared to the same period in the prior year;
partially offset by:
–a $700 million repayment of notes payable in the prior year.
Cash and cash equivalents and short-term investments
The Company’s aggregate cash and cash equivalents and short-term investments of $1.6 billion at September 30, 2026 included approximately $1.3 billion located outside of the U.S. Approximately 28% of the Company’s aggregate cash and cash equivalents and short-term investments is denominated in EUR and GBP. The Company manages both its U.S. and non-U.S. cash flow to maintain sufficient liquidity in all regions to effectively meet its operating needs.
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

Material Cash Requirements
The Company's material cash requirements consist of the following contractual and other obligations:
Financing Arrangements
Indebtedness
At September 30, 2026, Moody’s had $7.1 billion of outstanding principal on debt and $1 billion of additional capacity available under the Company’s CP Program, which is backstopped by the $1.25 billion 2024 Facility.
The repayment schedule for the Company’s borrowings outstanding at September 30, 2026 is as follows:

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
Purchase Obligations
Purchase obligations generally include multi-year agreements with vendors to purchase goods or services and mainly include data center/cloud hosting fees and fees for information technology licensing and maintenance. As of September 30, 2026, these purchase obligations totaled approximately $1.2 billion, of which approximately 40% is expected to be paid in the next twelve months and another approximate 45% is expected to be paid over the next two subsequent years, with the remainder to be paid thereafter.
Leases
The Company has remaining payments relating to its operating leases of approximately $1.0 billion at September 30, 2026, primarily related to real estate leases, of which approximately $100 million in payments are expected over the next twelve months. For more information on the expected cash flows relating to the Company's operating leases, refer to Note 14 to the consolidated financial statements.
Pension and Other Retirement Plan Obligations
The Company does not anticipate making significant contributions to its funded pension plan in the next twelve months. This plan is overfunded at September 30, 2026, and accordingly holds sufficient investments to fund future benefit obligations. Payments for the Company's unfunded plans are not expected to be material in either the short or long-term.
Dividends and share repurchases
On October 20, 2026, the Board approved the declaration of a quarterly dividend of $1.03 per share for Moody’s common stock, payable December 11, 2026 to shareholders of record at the close of business on November 20, 2026. The continued payment of dividends at this rate, or at all, is subject to the discretion of the Board.
On October 21, 2025, the Board approved $4.0 billion in share repurchase authority. At September 30, 2026, the Company had approximately $1.4 billion of remaining authority under this authorization.

Restructuring
As more fully discussed in Note 9 to the consolidated financial statements, the Company is currently in the process of executing the Strategic and Operational Efficiency Restructuring Program. Future cash outlays associated with this program are expected to be approximately $110 million to $155 million, which are expected to be paid out through 2028.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$906	$917	$2,874	$2,581
Adjustments:
Depreciation and amortization	124	123	372	356
Restructuring	27	21	86	81
Reserve for international non-income tax obligation	—	—	36	—
Duplicate Rent	7	—	9	—
Charges related to asset abandonment	—	1	—	4
Adjusted Operating Income	$1,064	$1,062	$3,377	$3,022
Operating margin	44.8%	45.7%	45.7%	44.3%
Adjusted Operating Margin	52.6%	52.9%	53.7%	51.8%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2026		2025		2026		2025
Net Income attributable to Moody's common shareholders		$734		$646		$2,273		$1,849
Pre-tax acquisition-related intangible amortization	$51		$55		$157		$163
Tax on acquisition-related intangible amortization	(12)		(14)		(38)		(40)
Net acquisition-related intangible amortization		39		41		119		123
Pre-tax restructuring	$27		$21		$86		$81
Tax on restructuring	(7)		(5)		(22)		(20)
Net restructuring		20		16		64		61
Pre-tax reserve for international non-income tax obligation and related interest and penalties	$—		$—		$52		$—
Tax on reserve for international non-income tax obligation and related interest and penalties	—		—		(8)		—
Net reserve for international non-income tax obligation and related interest and penalties		—		—		44		—
Pre-tax charges related to asset abandonment	$—		$1		$—		$4
Tax on charges related to asset abandonment	—		—		—		(1)
Net charges related to asset abandonment		—		1		—		3
Pre-tax Duplicate Rent	$7		$—		$9		$—
Tax on Duplicate Rent	(2)		—		(2)		—
Net charges related to Duplicate Rent		5		—		7		—
Pre-tax gain on divestiture of MA Regulatory Solutions	$(115)		$—		$(294)		$—
Pre-tax gain on divestiture of MA Learning Solutions	$—		$—		$(2)		$—
Tax on gain on business divestitures	34		—		89		—
Net gain on business divestitures		(81)		—		(207)		—
Adjusted Net Income		$717		$704		$2,300		$2,036

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Diluted earnings per share attributable to Moody's common shareholders		$4.24		$3.60		$12.98		$10.26
Pre-tax acquisition-related intangible amortization	$0.29		$0.31		$0.90		$0.90
Tax on acquisition-related intangible amortization	(0.07)		(0.09)		(0.22)		(0.22)
Net acquisition-related intangible amortization		0.22		0.22		0.68		0.68
Pre-tax restructuring	$0.16		$0.12		$0.49		$0.45
Tax on restructuring	(0.04)		(0.03)		(0.12)		(0.11)
Net restructuring		0.12		0.09		0.37		0.34
Pre-tax reserve for international non-income tax obligation and related interest and penalties	$—		$—		$0.30		$—
Tax on reserve for international non-income tax obligation and related interest and penalties	—		—		(0.05)		—
Net reserve for international non-income tax obligation and related interest and penalties		—		—		0.25		—
Pre-tax charges related to asset abandonment	$—		$0.01		$—		$0.02
Tax on charges related to asset abandonment	—		—		—		—
Net charges related to asset abandonment		—		0.01		—		0.02
Pre-tax Duplicate Rent	$0.04		$—		$0.05		$—
Tax on Duplicate Rent	(0.01)		—		(0.01)		—
Net charges related to Duplicate Rent		0.03		—		0.04		—
Pre-tax gain on divestiture of MA Regulatory Solutions	$(0.66)		$—		$(1.68)		$—
Pre-tax gain on divestiture of MA Learning Solutions	—		—		(0.01)		—
Tax on gain on business divestitures	0.19		—		0.51		—
Net gain on business divestitures		(0.47)		—		(1.18)		—
Adjusted Diluted EPS		$4.14		$3.92		$13.14		$11.30

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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,471	$2,043
Capital additions	(271)	(245)
Free Cash Flow	$2,200	$1,798
Net cash (used in) provided by investing activities	$(130)	$44
Net cash used in financing activities	$(3,190)	$(2,454)

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
Below is a reconciliation of the Company's reported revenue and growth (decline) rates to its organic constant currency revenue growth (decline) measures:

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2026	2025	Change	Growth	2026	2025	Change	Growth
MCO revenue	$2,023	$2,007	$16	1%	$6,287	$5,829	$458	8%
FX impact	5	—	5		(51)	—	(51)
Inorganic revenue from acquisitions	(6)	—	(6)		(17)	—	(17)
Divestitures	—	(42)	42		—	(92)	92
Organic constant currency MCO revenue	$2,022	$1,965	$57	3%	$6,219	$5,737	$482	8%

MA revenue	$936	$909	$27	3%	$2,787	$2,656	$131	5%
FX impact	2	—	2		(28)	—	(28)
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(42)	42		—	(92)	92
Organic constant currency MA revenue	$938	$867	$71	8%	$2,757	$2,564	$193	8%

Decision Solutions revenue	$426	$424	$2	—%	$1,281	$1,242	$39	3%
FX impact	1	—	1		(11)	—	(11)
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(42)	42		—	(92)	92
Organic constant currency Decision Solutions revenue	$427	$382	$45	12%	$1,268	$1,150	$118	10%

Banking revenue	$118	$140	$(22)	(16)%	$370	$419	$(49)	(12)%
FX impact	—	—	—		(2)	—	(2)
Divestitures	—	(41)	41		—	(91)	91
Organic constant currency Banking revenue	$118	$99	$19	19%	$368	$328	$40	12%

Insurance revenue	$186	$171	$15	9%	$550	$502	$48	10%
FX impact	1	—	1		(1)	—	(1)
Inorganic revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(1)	1		—	(1)	1
Organic constant currency Insurance revenue	$187	$170	$17	10%	$547	$501	$46	9%

KYC revenue	$122	$113	$9	8%	$361	$321	$40	12%
FX impact	—	—	—		(8)	—	(8)
Constant currency KYC revenue	$122	$113	$9	8%	$353	$321	$32	10%

Research and Insights revenue	$260	$252	$8	3%	$771	$737	$34	5%
FX impact	—	—	—		(5)	—	(5)
Constant currency Research and Insights revenue	$260	$252	$8	3%	$766	$737	$29	4%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2026	2025	Change	Growth	2026	2025	Change	Growth
Data and Information revenue	$250	$233	$17	7%	$735	$677	$58	9%
FX impact	1	—	1		(12)	—	(12)
Constant currency Data and Information revenue	$251	$233	$18	8%	$723	$677	$46	7%

MA recurring revenue	$928	$875	$53	6%	$2,752	$2,549	$203	8%
FX impact	2	—	2		(28)	—	(28)
Inorganic recurring revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(22)	22		—	(40)	40
Organic constant currency MA recurring revenue	$930	$853	$77	9%	$2,722	$2,509	$213	8%

Decision Solutions recurring revenue	$421	$395	$26	7%	$1,259	$1,150	$109	9%
FX impact	1	—	1		(11)	—	(11)
Inorganic recurring revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(22)	22		—	(40)	40
Organic constant currency Decision Solutions recurring revenue	$422	$373	$49	13%	$1,246	$1,110	$136	12%

Banking recurring revenue	$115	$115	$—	—%	$358	$343	$15	4%
FX impact	—	—	—		(2)	—	(2)
Divestitures	—	(21)	21		—	(39)	39
Organic constant currency Banking recurring revenue	$115	$94	$21	22%	$356	$304	$52	17%

Insurance recurring revenue	$184	$168	$16	10%	$541	$487	$54	11%
FX impact	1	—	1		(1)	—	(1)
Inorganic recurring revenue from acquisitions	—	—	—		(2)	—	(2)
Divestitures	—	(1)	1		—	(1)	1
Organic constant currency Insurance recurring revenue	$185	$167	$18	11%	$538	$486	$52	11%

KYC recurring revenue	$122	$112	$10	9%	$360	$320	$40	13%
FX impact	—	—	—		(8)	—	(8)
Constant currency KYC recurring revenue	$122	$112	$10	9%	$352	$320	$32	10%

Research and Insights recurring revenue	$258	$249	$9	4%	$764	$728	$36	5%
FX impact	—	—	—		(5)	—	(5)
Constant currency Research and Insights recurring revenue	$258	$249	$9	4%	$759	$728	$31	4%

Data and Information recurring revenue	$249	$231	$18	8%	$729	$671	$58	9%
FX impact	1	—	1		(12)	—	(12)
Constant currency Data and Information recurring revenue	$250	$231	$19	8%	$717	$671	$46	7%

	Three Months Ended September 30,				Nine Months Ended September 30,
Amounts in millions	2026	2025	Change	Growth	2026	2025	Change	Growth
MIS revenue	$1,087	$1,098	$(11)	(1)%	$3,500	$3,173	$327	10%
FX impact	3	—	3		(23)	—	(23)
Inorganic revenue from acquisitions	(6)	—	(6)		(15)	—	(15)
Organic constant currency MIS revenue	$1,084	$1,098	$(14)	(1)%	$3,462	$3,173	$289	9%

Corporate Finance revenue	$530	$576	$(46)	(8)%	$1,814	$1,652	$162	10%
FX impact	2	—	2		(11)	—	(11)
Inorganic revenue from acquisitions	—	—	—		(1)	—	(1)
Organic constant currency Corporate Finance revenue	$532	$576	$(44)	(8)%	$1,802	$1,652	$150	9%

Structured Finance revenue	$153	$146	$7	5%	$441	$419	$22	5%
FX impact	—	—	—		(4)	—	(4)
Inorganic revenue from acquisitions	(3)	—	(3)		(4)	—	(4)
Organic constant currency Structured Finance revenue	$150	$146	$4	3%	$433	$419	$14	3%

Financial Institutions revenue	$213	$208	$5	2%	$629	$590	$39	7%
FX impact	—	—	—		(5)	—	(5)
Inorganic revenue from acquisitions	—	—	—		(1)	—	(1)
Organic constant currency Financial Institutions revenue	$213	$208	$5	2%	$623	$590	$33	6%

PPIF revenue	$179	$161	$18	11%	$579	$486	$93	19%
FX impact	—	—	—		(5)	—	(5)
Constant currency PPIF revenue	$179	$161	$18	11%	$574	$486	$88	18%

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

Amounts in millions	September 30, 2026	September 30, 2025	Change	Growth
MA ARR
Decision Solutions
Banking	$412	$382	$30	8%
Insurance	736	671	65	10%
KYC	489	435	54	12%
Total Decision Solutions	$1,637	$1,488	$149	10%
Research and Insights	1,043	988	55	6%
Data and Information	1,008	942	66	7%
Total MA ARR	$3,688	$3,418	$270	8%

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk
In the nine months ended September 30, 2026, the Company entered into new cross-currency swap hedging transactions designated as net investment hedges, which are disclosed in Note 7 to the consolidated financial statements. The related sensitivity analysis disclosed in our Form 10-K for the year ended December 31, 2025 for our derivatives and non-derivatives designated as net investment hedges has been updated below to reflect the Company's exposure to market risk as of September 30, 2026. There have been no material changes to the Company's market risk other than the aforementioned cross-currency swaps during the nine months ended September 30, 2026. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Form 10-K for the year ended December 31, 2025.
Derivatives and non-derivatives designated as net investment hedges:
The Company designates derivative instruments and foreign currency-denominated debt as hedges of foreign currency risk of net investments in certain foreign subsidiaries (net investment hedges) under ASC Topic 815, Derivatives and Hedging.
Cross-currency swaps
As of September 30, 2026, the Company had cross-currency swaps designated as net investment hedges to mitigate FX exposure related to a portion of the Company’s net investment in certain foreign subsidiaries against changes in exchange rates. The notional values and corresponding interest rates are disclosed in Note 7 to the consolidated financial statements located in Item 1 of this Form 10-Q.
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
Euro-denominated debt
As of September 30, 2026 the Company has designated €500 million of the 2015 Senior Notes and €750 million of the 2019 Senior Notes as a net investment hedge to mitigate FX exposure relating to euro denominated net investments in subsidiaries. If the euro were to strengthen 10% relative to the U.S. dollar, there would be an approximate $140 million unfavorable adjustment to OCI related to these net investment hedges. This adjustment would be offset by favorable translation adjustments on the Company’s euro net investment in subsidiaries.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the three-month period ended September 30, 2026.
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
For the three months ended September 30, 2026

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program(2)
July 1- 31	349,749	$485.56	344,148	$1,628	million
August 1- 31	217,285	$489.23	216,695	$1,522	million
September 1- 30	239,544	$474.54	239,357	$1,409	million
Total	806,578	$483.26	800,200
(1) Includes surrender to the Company of 5,601; 590; and 187 shares of common stock in July, August, and September, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2) As of the last day of each of the months. On October 21, 2025, the Board authorized $4 billion in share repurchase authority. At September 30, 2026 there was approximately $1.4 billion of share repurchase authority remaining under this authorization. There is no established expiration date for the remaining authorization.
During the third quarter of 2026, Moody’s issued a net 43 thousand shares under employee stock-based compensation plans.

Item 5. Other Information
Rule 10b5-1 Plans
On August 10, 2026, Robert Fauber, the Company's Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan relates to the sale of up to 40,600 shares of Moody’s Corporation common stock between November 9, 2026, and October 29, 2027. The shares include: i) shares which will be acquired upon the exercise of employee stock options; ii) vested restricted stock units; and iii) vested performance share units.

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

4	Instruments Defining the Rights of Security Holders, Including Indentures

.1*
Nineteenth Supplemental Indenture, dated as of October 7, 2026, among the Company, Computershare Trust Company, N.A., successor to Wells Fargo Bank, National Association, as Resigning Trustee, and U.S. Bank Trust Company, N.A., as Successor Trustee

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

Date: October 21, 2026